Form 10QSB
period 2007-11-30
Tone in Twenty
filed 2008-01-14
CIK 1415684

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  Form 10-QSB

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended November 30, 2007
---------------------------------------------------------------------------

[ ] Transition Report under Section 13 or 15(d)of the Exchange Act For the Transition Period from ________ to ___________
---------------------------------------------------------------------------
                     Commission File Number: 333-147111
---------------------------------------------------------------------------

                             TONE IN TWENTY
                  --------------------------------------------
                 (Name of small business issuer in its charter)

                   Nevada                         77-0664193
      ----------------------------------   --------------------------
      (State or other jurisdiction of        (I.R.S. Employer
       incorporation or organization)        Identification No.)

       201 Las Vegas Blvd. S., Ste. 200 Las Vegas, NV            89101
       ---------------------------------------------------------------
        (Address of principal executive officers, including Zip Code)

                             (702) 604-7038
                    -------------------------------------
                         (Issuer's Telephone Number)
--------------------------------------------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                          Yes [X]     No [ ]

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act)        Yes [X]     No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of January 14, 2008, the registrant's outstanding common stock consisted of 2,625,000 shares, $0.001 Par Value. Authorized - 195,000,000 common voting shares. 500,000 preferred issued, 5,000,000 authorized.

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................   3
          Independent Accountant's Review Report...............   4
          Balance Sheet (unaudited)............................   5
          Statements of Operations (unaudited).................   6
          Statements of Cash Flows (unaudited).................   7
          Notes to Financial Statements........................  8-9

Item 2.  Management's Discussion and Analysis of Plan
           of Operation........................................  10

Item 3. Controls and Procedures................................  14


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................  15

Item 2.   Changes in Securities and Use of Proceeds............  15

Item 3.   Defaults upon Senior Securities......................  15

Item 4.   Submission of Matters to a Vote
           of Security Holders.................................  15

Item 5.   Other Information..................................... 15

Item 6.   Exhibits and Reports on Form 8-K...................... 15

Signatures...................................................... 16

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

As prescribed by item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the three months ended November 30, 2007. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the three monthsended November 30, 2007, follow.

MOORE & ASSOCIATES, CHARTERED
  ACCOUNTANTS AND ADVISORS
  ------------------------
     PCAOB REGISTERED


         Report of Independent Registered Public Accounting Firm
         -------------------------------------------------------

To the Board of Directors
Tone in Twenty

We have reviewed the accompanying balance sheet of Tone in Twenty as of November 30, 2007, and the related statements of operations, retained earnings, and cash flows for the three months then ended, in accordance with the standards of the Public Company Accounting Oversight Board (United States). All information included in these financial statements is the representation of the management of Tone in Twenty.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements in order for them to be in conformity with generally accepted accounting principles.


/s/ Moore & Associates, Chartered
---------------------------------
Moore & Associates, Chartered
Las Vegas, Nevada
January 11, 2008


          2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146
                   (702) 253-7499 Fax: (702)253-7501

                                  Tone in Twenty
                          (a development stage company)
                                  Balance Sheets
                        November 30, 2007 and August 31, 2007



Balance Sheets
                                                  (unaudited)
                                                   November 30,  August 31,
                                                       2007        2007
                                                    ----------  ----------
Assets

Current Assets:
   Cash                                             $  8,969     $ 9,239
   Funds held in escrow                                4,250       4,250
                                                    ---------    --------
     Total Assets                                   $ 13,219     $13,489
                                                    =========    ========

Liabilities and Stockholders' Equity

Stockholders' equity:

   Preferred stock, $0.001 par value, 5,000,000
     shares authorized, 500,000, 500,000 shares
     issued and outstanding as of 11/30/07 and
     8/31/07, respectfully                               500         500
   Common stock, $0.001 par value, 195,000,000
     shares authorized, 2,625,000, 2,625,000 shares
     issued and outstanding as of 11/30/07 and
     8/31/07, respectfully                             2,625       2,625
   Additional Paid-in Capital                      1,008,254   1,008,254
   Earnings (Deficit) accumulated during
     development stage                              (998,160)   (997,890)
                                                    ---------   ---------
                                                      13,219      13,489
                                                    ---------   ---------
                                                    $ 13,219    $ 13,489
                                                    =========   =========


   The accompanying notes are an integral part of these statements.

                              Tone in Twenty
                       (a development stage company)
                          Statement of Operations
     For the three months ending November 30, 2006 and November 30, 2007 For the period from August 4, 2006 (Inception) to November 30, 2007
                                 (unaudited)


Statement of Operations

                                                              For the period
                                                                   from
                             For the 3 months For the 3 months August 4, 2006
                                   ending        ending       (Inception) to
                                November 30,   November 30,    November 30,
                                    2007           2006            2007
                                ------------  --------------  --------------
Revenue                         $         -   $         466   $       7,979
                                ------------  --------------  --------------

Expenses:

  General and administrative
    expenses                            270               -           8,586
  Incorporating Fees                      -               -           1,000
  Advertising                             -               -           1,624
                                ------------  --------------  --------------

     Total expenses                     270               -          11,210
                                ------------  --------------  --------------

Net income (loss)               $      (270)  $         466  $       (3,231)
                                ============  ==============  ==============

Beneficial Conversion
Feature of Preferred stock                                          (994,929)

Net income (loss) applicable
to common shareholders          $      (270)  $         466     $   (995,890)
                                ============  ==============    =============

Basic Weighted Average
Number of Common Shares
Outstanding                        2,625,000      2,200,000
                               ==============   ============


Net (loss) per share - basic and
  fully diluted               $       (0.38)    $     (0.00)
                              ==============    ============




     The accompanying notes are an integral part of these statements

                              Tone in Twenty
                       (a development stage company)
                          Statement of Cash Flows
     For the three months ending November 30, 2006 and November 30, 2007 For the period from August 4, 2006 (Inception) to November 30, 2007
                             (unaudited)


Statement of Cash Flows


                                                              For the period
                                                                   from
                             For the 3 months For the 3 months August 4, 2006
                                   ending        ending       (Inception) to
                                November 30,   November 30,    November 30,
                                    2007           2006            2007
                                ------------  --------------  --------------
Cash flows from operating activities:
  Net income (loss)             $      (270)  $         466   $      (3,231)
                                ------------  --------------  --------------
  Net cash provided from
    operating activities               (270)            466          (3,231)


Cash flows from financing activities:
  Issuances of common stock               -               -           6,450
  Issuances of preferred stock            -               -          10,000
                                ------------  --------------  --------------
  Net cash provided from financing
    activities                            -               -          16,450


Net increase (decrease) in cash        (270)            466          13,219
Cash and equivalents - beginning     13,489             200               -
                                ------------  --------------  --------------
Cash and equivalents - ending   $    13,219   $         666          13,219
                                ============  ==============  ==============

Supplemental disclosures:
  Interest paid                 $         -   $           -   $           -
                                ============  ==============  ==============
  Income taxes paid             $         -   $           -   $           -
                                ============  ==============  ==============


The accompanying notes are an integral part of these statements

                               Tone in Twenty
                       (A development stage company)
                       NOTES TO FINANCIAL STATEMENTS
                             November 30, 2007


Note 1 - Basis of Presentation

The consolidated interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the period ended August 31, 2007 and notes thereto included in the Company's SB-2 registration statement. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.


Note 2 - Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at November 30, 2007, the Company has recognized revenues of $7,979 to date and has accumulated operating losses of approximately $3,231 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

                               Tone in Twenty
                       (A development stage company)
                       NOTES TO FINANCIAL STATEMENTS
                              November 30, 2007


Note 3 - Related party transactions

The Company does not lease or rent any property. Office services are provided without charge by a director. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

Tone in Twenty ("Tone" or "the Company") was incorporated in the State of Nevada on August 4, 2006, under the name Tone in Twenty. We are in the business of providing personal fitness training using isometric techniques. The difference between isometric physical training versus traditional physical training is that isometric training is an intense form of training which requires less hours of work for the same results. It is a form of exercise where exertion is used against a resistance force that strengthens and tones the muscle without changing the length of the muscle fibers. Isometrics are done in static positions, rather than a range of motion. The joint and muscle are either worked against an immovable force or are held in a static position while opposed by resistance.

Activities to date have been limited primarily to organization, initial capitalization, establishing an appropriate operating facility in Las Vegas, Nevada, and commencing its initial operational plans. As of the date of this offering circular, the Company has developed a business plan, established administrative offices and started its personal fitness business.

We are a development stage company. The Company is not operational. We generated minimal revenues from an evaluation program we conducted from January - June 2007, in Las Vegas, NV. We conducted an evaluation of our business plan to define our physical fitness services and advertising program. This evaluation entailed: 1) renting space, by the hour, in a physical fitness training center; 2) hiring and training a physical fitness trainer on using isometric techniques; 3) advertising this physical fitness program in the newspaper; 4) scheduling clients for training sessions; and 5) providing isometric physical fitness training for clients.

The Company's business plan is to establish a model physical fitness facility in order to train personal trainers on these isometric training techniques. Once these trainers have been fully educated and demonstrate competencies in these techniques, the Company will seek additional locations to host isometric fitness training. The Company's goal is to open four locations throughout the Las Vegas valley in order to have economies of scale in its marketing. Our major obstacle in moving our business plan forward is funding. Management believes we need to raise $100,000 in order to fund our business. It is management's goal to obtain the necessary funding in the next six months.

Going Concern - The Company experienced operating losses, since its inception on August 4, 2006 through the period ended November 30, 2007. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. (See Financial Footnote 2) Management believes Tone in Twenty has enough funds to operate for the next twelve (12) months without the need to raise additional capital to meet its obligations in the normal course of business.


Results of Operations
---------------------

During the three month period ended November 30, 2007, the Company did not generate any revenues. In addition, the Company does not expect to generate any profit for the next year.

During the three months ended November 30, 2007, the Company had $270 in expenses. These expenses represented general and administrative expenses. During the three months ending November 30, 2007, the Company had a loss of $(270) as compared to net income $466 for the same period last year. Last year, the Company conducted a test program which generated minimal revenues for the Company. Since the Company's inception, on August 4, 2006, the Company experienced a net lost $(3,231).


Plan of Operation
-----------------

Management does not believe that the Company will be able to generate any significant profit during the coming year, as the company seeks funding to implement its business plan.

Management believes the Company can sustain itself for the next twelve months. However, there can be no assurances to that effect. The Company will require additional funds, the Company will have to seek loans or equity placements to cover such cash needs. There is no assurance additional capital will be available to the Company on acceptable terms.

Liquidity and Capital Resources

As of November 30, 2007, the Company's current assets exceeded its current liabilities by $13,219.

On August 4, 2006 (inception), we issued 2,200,000 shares of our $0.001 par value common stock to our founder for $2,200 cash.

In February, 2007, we issued 500,000 shares of our $0.001 par value non-voting Callable and Convertible Preferred stock for $10,000 paid for by private investor for funding our operations. This Preferred Stock converts to two hundred (200) shares of common stock for each share of Preferred Stock.

In March, 2007, we issued 425,000 shares of our $0.001 par value common stock pursuant to a Rule 505 of Regulation D offering for $4,250 cash to approximately 30 shareholders.

There have been no other issuance of stock.

As of January 14, 2008, the Company has 2,625,000 shares of common stock issued and outstanding.

The Company has limited financial resources available, which has had an adverse impact on the Company's liquidity, activities and operations.
These limitations have adversely affected the Company's ability to obtain certain projects and pursue additional business. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. In order for the Company to remain a Going Concern it will need to find additional capital. Additional working capital may be sought through additional debt or equity private placements, additional notes payable to banks or related parties (officers, directors or stockholders), or from other available funding sources at market rates of interest, or a combination of these. The ability to raise necessary financing will depend on many factors, including the nature and prospects of any business to be acquired and the economic and market conditions prevailing at the time financing is sought. No assurances can be given that any necessary financing can be obtained on terms favorable to the Company, or at all.

As a result of our the Company's current limited available cash, no officer or director received compensation through the three months ended November 30, 2007. No officer or director received stock options or other non-cash compensation since the Company's inception through November 30, 2007. The Company has no employment agreements in place with its officers.
Nor does the Company owe its officers any accrued compensation, as the Officers agreed to work for company at no cost, until the company can become profitable on a consistent Quarter-to-Quarter basis.

The Company has no material commitments for capital expenditures nor does it foresee the need for such expenditures over the next year.


Market Information

Tone in Twenty Common Stock, $0.001 par value, is not listed on any exchange.

(a) There is currently no Common Stock which is subject to outstanding options or warrants to purchase, or securities convertible into, the Company's common stock.

(b) There is currently no common stock of the Company which could be sold under Rule 144 under the Securities Act of 1933 as amended or that the registrant has agreed to register for sale by security holders.

(c) The Company did not repurchase any of its shares during the fiscal year covered by this report.


Dividends

Holders of common stock are entitled to receive such dividends as the board of directors may from time to time declare out of funds legally available for the payment of dividends. No dividends have been paid on our common stock, and we do not anticipate paying any dividends on our common stock in the foreseeable future.


Forward-Looking Statements

This Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-QSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), finding suitable merger or acquisition candidates, expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company.

This Form10-QSB contains statements that constitute "forward-looking statements." These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "will," or similar terms. These statements appear in a number of places in this Registration and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations for its limited history; (ii) the Company's business and growth strategies; and, (iii) the Company's financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Factors that could adversely affect actual results and performance include, among others, the Company's limited operating history, potential fluctuations in quarterly operating results and expenses, government regulation, technological change and competition.

Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.


Item 3.  Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                       PART II OTHER INFORMATION

ITEM 1.  Legal Proceedings

The Company is not a party to any legal proceedings.

ITEM 2.  Changes in Securities and Use of Proceeds

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

None.

ITEM 5.  Other Information


ITEM 6.  Exhibits and Reports on Form 8-K

a) Exhibits

  Exhibit
  Number        Title of Document
  ----------------------------------------------------------------
    31.1 Certifications of the President/CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    32.1 Certifications of President/CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)  Reports on Form 8-K

None.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                            Tone in Twenty
                                          -------------------
                                              Registrant

Date:  January 14, 2008            By: /s/ John Dean Harper
       ---------------            ---------------------------------------------
                                           John Dean Harper
                                           Title: President, Chief Executive
                                           Officer, Chief Financial Officer,
                                           Secretary and Director (Principal
                                           Executive, Financial, and Accounting
                                           Officer)