Form 10QSB
period 2008-02-29
Tone in Twenty
filed 2008-04-15
CIK 1415684

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  Form 10-QSB

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended February 29, 2008
---------------------------------------------------------------------------

[ ] Transition Report under Section 13 or 15(d)of the Exchange Act For the Transition Period from ________ to ___________
---------------------------------------------------------------------------
                     Commission File Number:  000-53166
---------------------------------------------------------------------------

                             TONE IN TWENTY
                  --------------------------------------------
                 (Name of small business issuer in its charter)

                   Nevada                         77-0664193
      ----------------------------------   --------------------------
      (State or other jurisdiction of        (I.R.S. Employer
       incorporation or organization)        Identification No.)

       201 Las Vegas Blvd. So., Suite 200, Las Vegas, NV       89101
       --------------------------------------------------------------
        (Address of principal executive officers, including Zip Code)

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

As of April 15, 2008, the registrant's outstanding common stock consisted of 2,625,000 shares, $0.001 Par Value. Authorized - 195,000,000 common voting shares. 500,000 preferred issued, 5,000,000 authorized.

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

Item 6.   Exhibits and Reports on Form 8-K...................... 15

Signatures...................................................... 16

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

As prescribed by item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the six months ended February 29, 2008. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the six months ended February 29, 2008, follow.

MOORE & ASSOCIATES, CHARTERED
  ACCOUNTANTS AND ADVISORS
  ------------------------
     PCAOB REGISTERED


         Report of Independent Registered Public Accounting Firm
         -------------------------------------------------------


To the Board of Directors
Tone in Twenty
(A Development Stage Company)

We have reviewed the accompanying balance sheet of Tone in Twenty (A Development Stage Company) as of February 29, 2008, and the related statements of operations, retained earnings, and cash flows for the six months then ended, in accordance with the standards of the Public Company Accounting Oversight Board (United States). All information included in these financial statements is the representation of the management of Tone in Twenty (A Development Stage Company).

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


/s/ Moore & Associates, Chartered
---------------------------------
    Moore & Associates, Chartered
    Las Vegas, Nevada
    April 14, 2008


           2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146
                     (702) 253-7499 Fax: (702)253-7501

                               Tone in Twenty
                       (a development stage company)
                               Balance Sheets
              February 29, 2008 (Unaudited) and August 31, 2007



Balance Sheets
                                                   (unaudited)
                                                   February 29, August 31,
                                                       2008        2007
                                                    ----------  ----------
Assets

Current Assets:
   Cash                                             $  3,790     $ 9,239
   Funds held in escrow                                4,250       4,250
                                                    ---------    --------
     Total Assets                                   $  8,040     $13,489
                                                    =========    ========

Liabilities and Stockholders' Equity

Stockholders' equity:

   Preferred stock, $0.001 par value, 5,000,000
     shares authorized, 500,000, 500,000 shares
     issued and outstanding as of 2/29/08 and
     8/31/07, respectfully                               500         500
   Common stock, $0.001 par value, 195,000,000
     shares authorized, 2,625,000, 2,625,000 shares
     issued and outstanding as of 2/29/08 and
     8/31/07, respectfully                             2,625       2,625
   Additional Paid-in Capital                      1,008,254   1,008,254
   Earnings (Deficit) accumulated during
     development stage                            (1,003,339)   (997,890)
                                                    ---------   ---------
                                                       8,040      13,489
                                                    ---------   ---------
                                                    $  8,040    $ 13,489
                                                    =========   =========


   The accompanying notes are an integral part of these statements.

                               Tone in Twenty
                        (A development stage company)
                          Statement of Operations
  For the Three and Six Months Ended February 28, 2007 and February 29, 2008
           From August 4, 2006 (Inception) to February 29, 2008
                                 (Unaudited)


Statement of Operations


                For the three months     For the six months        From
                       ended                   ended          August 4, 2006
               ----------------------  ---------------------- (Inception) to
                Feb. 29,    Feb. 28,    Feb. 29,    Feb. 28,   February 29,
                  2008        2007        2008        2007         2008
               ----------  ----------  ----------  ----------  ------------
Revenue        $       -   $       -   $       -   $     466   $     7,979
               ----------  ----------  ----------  ----------  ------------

Expenses:

 General and
  administrative
  expenses         1,013           -       1,283           -         9,599
 Incorporating
  fees                 -           -           -           -         1,000
 Advertising       4,166           -       4,166           -         5,790
               ----------  ----------  ----------  ----------  ------------
   Total
   Expenses        5,179           -       5,449           -        16,389
               ----------  ----------  ----------  ----------  ------------

Net income
 (loss)        $  (5,179)  $       -   $  (5,449)  $     466   $    (8,410)
               ==========  ==========  ==========  ==========  ============

Beneficial
Conversion Feature
of Preferred Stock                                                (994,929)

Net income (loss)
applicable to
common
shareholders   $  (5,179)  $       -   $  (5,449)  $     466   $(1,003,339)
               ==========  ==========  ==========  ==========  ============

Basic Weighted Average
Number of Common Shares
Outstanding    2,625,000   2,200,000   2,625,000   2,200,000
               ==========  ==========  ==========  ==========

Net (loss) per share - basic and
  fully diluted$   (0.00)  $   (0.00)  $   (0.00)  $   (0.00)
               ==========  ==========  ==========  ==========

  The accompanying notes are an integral part of these financial statements.

                               Tone in Twenty
                        (A development stage company)
                          Statement of Cash Flows
  For the Three and Six Months Ended February 28, 2007 and February 29, 2008
           From August 4, 2006 (Inception) to February 29, 2008
                                 (Unaudited)


Statement of Cash Flows

                                         For the six months        From
                                               ended          August 4, 2006
                                       ---------------------- (Inception) to
                                        Feb. 29,    Feb. 28,   February 29,
                                          2008        2007         2008
                                       ----------  ----------  ------------
Cash flows from operating activities:
  Net income (loss)                    $  (5,449)  $     466   $    (8,410)
                                       ----------  ----------  ------------
  Net cash provided (used) by
   operating activities                   (5,449)        466        (8,410)


Cash flows from financing activities:
  Issuances of common stock                    -           -         6,450
  Issuances of preferred stock                 -           -        10,000
                                       ----------  ----------  ------------
  Net cash provided by financing
   activities                                  -           -        16,450


Net increase (decrease) in cash           (5,449)        466         8,040
Cash - beginning                          13,489         200             -
                                       ----------  ----------  ------------
Cash - ending                          $   8,040   $     666   $     8,040
                                       ==========  ==========  ============

  The accompanying notes are an integral part of these financial statements.

                               Tone in Twenty
                       (A development stage company)
                       NOTES TO FINANCIAL STATEMENTS
                              February 29, 2008


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


Note 2 - Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at February 29, 2008, the Company has recognized revenues of $7,979 to date and has accumulated operating losses of approximately $(8,410) since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

                               Tone in Twenty
                       (A development stage company)
                       NOTES TO FINANCIAL STATEMENTS
                             February 29, 2008


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

Going Concern - The Company experienced operating losses, since its inception on August 4, 2006 through the period ended February 29, 2008. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. (See Financial Footnote 2) Management believes Tone in Twenty has enough funds to operate for the next twelve (12) months without the need to raise additional capital to meet its obligations in the normal course of business.


Results of Operations
---------------------

During the six month period ended February 29, 2008, the Company did not generate any revenues. In addition, the Company does not expect to generate any profit for the next year.

During the six months ended February 29, 2008, the Company had $(5,449) in expenses. These expenses represented general and administrative expenses, primarily to keep the Company full reporting. During the six months ending February 29, 2008, the Company had a loss of $(5,449) as compared to net income $466 for the same period last year. Last year, the Company conducted a test program which generated minimal revenues for the Company. During the three months ending February 29, 2008, the Company had a loss of $(5,179) as compared to no expenses or revenues for the same period last year. Since the Company's inception, on August 4, 2006, the Company experienced a net lost $(8,410).


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

Liquidity and Capital Resources

As of February 29, 2008, the Company's current assets exceeded its current liabilities by $8,040.

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

As of April 15, 2008, the Company has 2,625,000 shares of common stock issued and outstanding.

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

As a result of our the Company's current limited available cash, no officer or director received compensation through the six months ended February 29, 2008. No officer or director received stock options or other non-cash compensation since the Company's inception through February 29, 2008. The Company has no employment agreements in place with its officers.
Nor does the Company owe its officers any accrued compensation, as the Officers agreed to work for company at no cost, until the company can become profitable on a consistent Quarter-to-Quarter basis.

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

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

None.

ITEM 5.  Other Information

The Company filed its initial Registration Statement on Form SB-2 with the U.S. Securities and Exchange Commission on November 2, 2007. The Registration Statement was declared effective on April 11, 2008.


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

    32.1 Certifications of President/CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)  Reports on Form 8-K

No Current Reports were filed during the Quarter ending February 29, 2008.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                            Tone in Twenty
                                          -------------------
                                              Registrant

Date:  April 15, 2008           By:   /s/ John Dean Harper
       --------------           ---------------------------------------------
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