Form 10QSB
period 2008-05-31
Tone in Twenty
filed 2008-07-11
CIK 1415684

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  Form 10-QSB

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended May 31, 2008
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

          4301 S. Valley View Ave., Suite 20, Las Vegas, NV 89103
       --------------------------------------------------------------
        (Address of principal executive officers, including Zip Code)

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

As of June 30, 2008, the registrant's outstanding common stock consisted of 2,625,000 shares, $0.001 Par Value. Authorized - 195,000,000 common voting shares. 500,000 preferred issued, 5,000,000 authorized.

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................   3
          Balance Sheet (unaudited)............................   4
          Statements of Operations (unaudited).................   5
          Statements of Cash Flows (unaudited).................   6
          Notes to Financial Statements........................  7-8

Item 2.  Management's Discussion and Analysis of Plan
           of Operation........................................   9

Item 3. Controls and Procedures................................  10


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................  14

Item 2.   Changes in Securities and Use of Proceeds............  14

Item 3.   Defaults upon Senior Securities......................  14

Item 4.   Submission of Matters to a Vote
           of Security Holders.................................  14

Item 5.   Other Information..................................... 14

Item 6.   Exhibits and Reports on Form 8-K...................... 14

Signatures...................................................... 15

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

As prescribed by item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the nine months ended May 31, 2008. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the nine months ended
May 31, 2008, follow.

                               Tone in Twenty
                       (a development stage company)
                               Balance Sheets


Balance Sheets
                                                     May 31,
                                                      2008      August 31,
                                                   (unaudited)     2007
                                                    ----------  ----------
Assets

Current Assets:
   Cash                                             $  3,118     $ 9,239
   Funds held in escrow                                3,260       4,250
                                                    ---------    --------
TOTAL ASSETS                                        $  6,378     $13,489
                                                    =========    ========

Liabilities and Stockholders' Equity

Current Liabilities:
   Accounts payable                                    4,000           -
                                                    ---------    --------
     Total liabilities                                 4,000           -
                                                    ---------    --------

Stockholders' equity:

   Preferred stock, $0.001 par value, 5,000,000
     shares authorized, 500,000 shares
     issued and outstanding as of 5/31/08 and
     8/31/07, respectfully                               500         500
   Common stock, $0.001 par value, 195,000,000
     shares authorized, 2,625,000 shares
     issued and outstanding as of 5/31/08 and
     8/31/07, respectfully                             2,625       2,625
   Additional Paid-in Capital                      1,008,254   1,008,254
   Earnings (Deficit) accumulated during
     development stage                            (1,009,001)   (997,890)
                                                    ---------   ---------
     Total stockholders' equity                        2,378      13,489
                                                    ---------   ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $  6,378    $ 13,489
                                                    =========   =========

   The accompanying notes are an integral part of these statements.

                               Tone in Twenty
                        (A development stage company)
                          Statements of Operations
                                 (Unaudited)


Statements of Operations


                For the three months     For the nine months       From
                       ended                   ended          August 4, 2006
               ----------------------  ---------------------- (Inception) to
                 May 31,     May 31,     May 31,     May 31,      May 31,
                  2008        2007        2008        2007         2008
               ----------  ----------  ----------  ----------  ------------
Revenue        $       -   $       -   $       -   $     466   $     7,979
               ----------  ----------  ----------  ----------  ------------

Expenses:

 General and
  administrative
  expenses         1,662           -       2,945           -        11,261
 Incorporating
  fees                 -           -           -           -         1,000
 Advertising           -           -       4,166           -         5,790
               ----------  ----------  ----------  ----------  ------------
   Total
   Expenses        1,662           -       7,111           -        18,051
               ----------  ----------  ----------  ----------  ------------

Net income
 (loss) from
 operations       (1,662)          -      (7,111)        466       (10,072)
               ----------  ----------  ----------  ----------  ------------

Income (Loss)
 before taxes     (1,662)          -      (7,111)        466       (10,072)

Provision for
 income taxes          -           -           -           -             -
               ----------  ----------  ----------  ----------  ------------

Net Income
 (Loss)        $  (1,662)          -      (7,111)        466       (10,072)
               ==========  ==========  ==========  ==========  ============

Beneficial
Conversion Feature
of Preferred Stock                                                (994,929)

Net income (loss)
applicable to
common
shareholders   $  (1,662)  $       -   $  (7,111)  $     466   $(1,005,001)
               ==========  ==========  ==========  ==========  ============

Net (loss) per
  share - basic
  and fully
  diluted      $   (0.00)  $   (0.00)  $   (0.00)  $   (0.00)
               ==========  ==========  ==========  ==========

Basic Weighted
Average Number
of Common Shares
Outstanding    2,625,000   2,200,000   2,625,000   2,200,000
               ==========  ==========  ==========  ==========

  The accompanying notes are an integral part of these financial statements.

                               Tone in Twenty
                        (A development stage company)
                          Statements of Cash Flows
                                 (Unaudited)


Statements of Cash Flows

                                        For the nine months        From
                                               ended          August 4, 2006
                                       ---------------------- (Inception) to
                                         May 31,     May 31,      May 31,
                                          2008        2007         2008
                                       ----------  ----------  ------------
Operating activities:
  Net income (loss)                    $  (7,111)  $     466   $   (10,072)
                                       ----------  ----------  ------------
  Net cash provided (used) by
   operating activities                   (7,111)        466       (10,072)


Financing activities:
  Issuances of common stock                    -           -         6,450
  Issuances of preferred stock                 -           -        10,000
                                       ----------  ----------  ------------
  Net cash provided by financing
   activities                                  -           -        16,450


Net increase (decrease) in cash           (7,111)        466         6,378
Cash - beginning                          13,489         200             -
                                       ----------  ----------  ------------
Cash - ending                          $   6,378   $     666   $     6,378
                                       ==========  ==========  ============

Non-cash activities                    $       -   $       -   $         -
                                       ==========  ==========  ============

  The accompanying notes are an integral part of these financial statements.

                               Tone in Twenty
                       (A development stage company)
                       NOTES TO FINANCIAL STATEMENTS
                                May 31, 2008


Note 1 - Basis of Presentation

The interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the period ended August 31, 2007 and notes thereto included in the Company's SB-2 registration statement. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.


Note 2 - Going concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at May 31, 2008, the Company has recognized revenues of $7,979 to date and has accumulated operating losses of approximately $(10,072) since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

                               Tone in Twenty
                       (A development stage company)
                       NOTES TO FINANCIAL STATEMENTS
                                May 31, 2008


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

We are a development stage company. The Company is not fully operational. We generated minimal revenues from an evaluation program we conducted from January - June 2007, in Las Vegas, NV. We conducted an evaluation of our business plan to define our physical fitness services and advertising program. This evaluation entailed: 1) renting space, by the hour, in a physical fitness training center; 2) hiring and training a physical fitness trainer on using isometric techniques; 3) advertising this physical fitness program in the newspaper; 4) scheduling clients for training sessions; and 5) providing isometric physical fitness training for clients.

The Company's business plan is to establish a model physical fitness facility in order to train personal trainers on these isometric training techniques. Once these trainers have been fully educated and demonstrate competencies in these techniques, the Company will seek additional locations to host isometric fitness training. The Company's goal is to open four locations throughout the Las Vegas valley in order to have economies of scale in its marketing. Our major obstacle in moving our business plan forward is funding. Management believes we need to raise $100,000 in order to fund our business. It is management's goal to obtain the necessary funding in the next nine months.

Going Concern - The Company experienced operating losses, since its inception on August 4, 2006 through the period ended May 31, 2008. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. (See Financial Footnote 2) Management believes Tone in Twenty has enough funds to operate for the next twelve (12) months without the need to raise additional capital to meet its obligations in the normal course of business.


Results of Operations
---------------------

During the nine month period ended May 31, 2008, the Company did not generate any revenues. In addition, the Company does not expect to generate any profit for the next year.

During the nine months ended May 31, 2008, the Company had $(5,449) in expenses. These expenses represented general and administrative expenses, primarily to keep the Company full reporting. During the nine months ending May 31, 2008, the Company had a loss of $(7,111) as compared to net income $466 for the same period last year. Last year, the Company conducted a test program which generated minimal revenues for the Company. During the three months ending May 31, 2008, the Company had a loss of $(1,662) as compared to no expenses or revenues for the same period last year. The bulk of the Company's expenses consists of accounting and legal fees to keep the Company fully reporting. Since the Company's inception, on August 4, 2006, the Company experienced a net lost $(10,072).


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

Liquidity and Capital Resources

As of May 31, 2008, the Company's current assets exceeded its current liabilities by $2,378.

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

As of June 30, 2008, the Company has 2,625,000 shares of common stock issued and outstanding.

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

As a result of our the Company's current limited available cash, no officer or director received compensation through the nine months ended May 31, 2008. No officer or director received stock options or other non-cash compensation since the Company's inception through May 31, 2008. The Company has no employment agreements in place with its officers.
Nor does the Company owe its officers any accrued compensation, as the Officers agreed to work for company at no cost, until the company can become profitable on a consistent Quarter-to-Quarter basis.

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

(c) The Company did not repurchase any of its shares during the quarter year covered by this report.


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

b)  Reports on Form 8-K

No Current Reports were filed during the Quarter ending May 31, 2008.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                            Tone in Twenty
                                          -------------------
                                              Registrant

Date:  June 30, 2008             By:   /s/ John Dean Harper
       -------------             ---------------------------------------------
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