Form 10-K
period 2008-08-31
Tone in Twenty
filed 2008-12-12
CIK 1415684

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended August 31, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to ____________

     Commission file number:  000-53166

                                   Tone in Twenty
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Nevada                                    77-0664193
    ------------------------                      ------------------------
    (State of incorporation)                      (I.R.S. Employer ID No.)

            4301 S. Valley View Ave., Suite 20, Las Vegas, NV   89103
            ---------------------------------------------------------
               (Address of principal executive offices)(Zip Code)
         Issuer's telephone number, including area code: (702) 604-7038

    Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [ ] Yes [X] No

Indicate by checkmark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

         [ ] Large accelerated filer      [ ] Accelerated filer
         [ ] Non-accelerated filer        [X] Smaller reporting company
         (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                              Yes[X] No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter:

The aggregate market value of the Company's common shares of voting stock held by non-affiliates of the Company at December 8, 2008, computed by reference to the $0.02 Registration Statement per-share price on April 8, 2008, was $8,500.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

As of December 8, 2008, the registrant's outstanding common stock consisted of 2,625,000 shares, $0.001 Par Value. Authorized - 195,000,000 common voting shares. 500,000 preferred issued, 5,000,000 authorized.


DOCUMENTS INCORPORATED BY REFERENCE:

None.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                      INDEX


         Title                                                             Page

ITEM 1.  BUSINESS                                                            5

ITEM 2.  PROPERTIES                                                         18

ITEM 3.  LEGAL PROCEEDINGS                                                  18

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                18

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS           19

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF                            20
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                        24

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON                   25
         ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 9A. CONTROLS AND PROCEDURES                                            25

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE             28

ITEM 11. EXECUTIVE COMPENSATION                                             32

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS,                   33
         MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                     35
         AND DIRECTOR INDEPENDENCE

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES                             36

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES                            37

                            FORWARD-LOOKING STATEMENTS

This document contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are "forward-looking statements" for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words "may," "could," "estimate," "intend," "continue," "believe," "expect" or "anticipate" or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. We do not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the dates they are made. You should, however, consult further disclosures we make in future filings of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

o inability to raise additional financing for working capital and product development;

o  inability to develop and design new exercise programs;

o deterioration in general or regional economic, market and political conditions;

o the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain;

o adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

o changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;

o  inability to efficiently manage our operations;

o  inability to achieve future operating results;

o  our ability to recruit and hire key employees;

o the inability of management to effectively implement our strategies and business plans; and

o  the other risks and uncertainties detailed in this report.

In this form 10-K references to "Tone in Twenty", "the Company", "we," "us," and "our" refer to Tone in Twenty

                              AVAILABLE INFORMATION

We file annual, quarterly and special reports and other information with the SEC. You can read these SEC filings and reports over the Internet at the SEC's website at www.sec.gov. You can also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, NE, Washington, DC 20549 on official business days between the hours of 10:00 am and 3:00 pm. Please call the SEC at (800) SEC-0330 for further information on the operations of the public reference facilities. We will provide a copy of our annual report to security holders, including audited financial statements, at no charge upon receipt to of a written request to us
at Tone in Twenty, 4301 S. Valley View Ave., Suite 20, Las Vegas, NV   89103.

                                     PART I

ITEM 1.  BUSINESS

History and Organization
------------------------

Tone in Twenty ("Tone" or "the Company") was incorporated in the State of Nevada on August 4, 2006, under the name Tone in Twenty (File Number E0580752006-0). We are in the business of providing personal fitness training using isometric techniques. It is management's belief that isometric training is an intense form of training which requires less hours of work for the same results. It is a form of exercise where muscle exertion is used to strengthen and tone the muscle without changing the length of the muscle fibers. Isometric training involves the exertion of muscle force that must overcome and a counter-balancing force that increases in intensity to the point where the muscle force can no longer hold the counter-balancing force in place. Isometrics are done in static positions, rather than a range of motion. The joint and muscle are either worked against an immovable force or are held in a static position while opposed by resistance. This counter-balancing force comes from a pneumatic air pressure which is pumped into the exercise equipment. The greater the muscle force exerted against the isometric equipment results in greater counter-balancing force.

Activities to date have been limited primarily to organization, initial capitalization, establishing an appropriate operating facility in Las Vegas, Nevada, and commencing its initial operational plans. As of the date of this annual report, the Company has developed a business plan, established administrative offices and tested its business model.


Our Business
------------

Tone in Twenty is a development stage company. The Company is not operational. We generated minimal revenues from an evaluation program we conducted from January - June 2007, in Las Vegas, NV. We conducted an evaluation of our business plan to define our physical fitness services and advertising program. This evaluation entailed: 1) renting space, by the hour, in a physical fitness training center; 2) hiring and training a physical fitness trainer on using isometric techniques; 3) advertising this physical fitness program in the newspaper; 4) scheduling clients for training sessions; and
5)  providing isometric physical fitness training for clients.

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

Currently, the Company is not operational, the Company did conduct an evaluation of its personal fitness training using isometric techniques between January-June, 2007, in Las Vegas, NV. Management identified a physical fitness center that permitted the use of its facilities to conduct this evaluation. The Company spent $1,624 to advertise its fitness training program in the local newspapers and subsequently generated $7,979 in business. This evaluation model helped management define the Company's services and advertising program.

Based on this evaluation, management believes it can duplicate this model. Management is preparing this Registration Statement with the plan to raise $100,000 in funding, provided the Company is listed on the Over the Counter Bulletin Board. Management believes that if the Company is listed on the Over the Counter Bulletin Board, it might be easier to fund the Company, as it gives potential investors an exit strategy. However, there are no assurance even if the Company is listed on the OTC-Bulletin Board that it will be able to fund its future operations.

These funds will be used to establish four (4) separate isometric fitness training centers in Las Vegas, NV. With four fitness centers, the Company can use economy of scale to advertise its centers in the local newspapers and on the local television cable. This will minimize advertising costs, per customer, and provide a location convenient for future customers. Management anticipates that the four planned isometric training centers can be in place within approximately six months of obtaining funding it requires.

Our Strategy
------------

Our marketing success will be determined by our ability to create brand awareness for our personal fitness service, acquire customers and provide our services at a competitive price. The Company has developed a few strategies to accomplish this goal. This includes waiving any start-up fee. Many of the larger companies charge a start-up fee to begin membership.

Management plans to target our services primarily towards individuals with limited time to spend on personal fitness training, such as business professionals and owners. The difference between isometric physical training and traditional physical training is the time involved. Because of the intensity of isometric training, a training session will not last more than 20-minutes per session, as compared traditional physical training programs that can last one-two hours. Management anticipates to charge $40.00 for a twenty (20) minute training session.

Therefore, management plans to market its services, through newspaper ads, and its local television cable market, to individuals who do not have a great deal of time to devote to physical training, but can afford to spend a 20-minutes a week in an isometric physical fitness training program.


The Industry
------------

It is management's belief that the industry is well established with a number well-financed competitors who have an established client base. There are many large gym facilities in Las Vegas, where the Company is based, such as Gold's Gym, Las Vegas Athletic Club and 24-Hour Fitness. Management believes the American society has increased knowledge and awareness of personal health and fitness over the past decade through various media outlets, such as television, magazines and the Internet. This has prompted the rapid building of gyms and other personal fitness locations. Tone in Twenty plans to focus on a particular segment of the fitness industry, by specializing in providing personal isometric training at competitive prices for the market it serves.


Competition
-----------

The personal fitness industry is highly competitive. Competition is generally based upon brand name recognition, price, service, reach and target marketing. There are many larger companies who provide similar services as Tone in Twenty. The competition includes larger companies, such as, Gold's Gym, 24-Hour Fitness, Las Vegas Athletic Clubs and Bally's Gyms. We are an insignificant player as compared to these larger fitness centers. These companies are better funded and more established than Tone in Twenty. The competition has built brand loyalty and has the resources to build its customer bases through promotional advertising. We do not have the advertising dollars available to compete against our competitors and we might not be able to compete successfully with these competitors in the future.

All of our competitors have significantly greater financial, marketing, other resources, and larger customer bases than we have and are less financially leveraged than we are. As a result, these competitors may be able to adapt changes in customer requirements more quickly; introduce new and more innovative products more quickly; better adapt to downturns in the economy or other decreases in sales; better withstand pressure for cancelled services, take advantage of acquisition and other opportunities more readily; devote greater resources to the marketing and sale of their products; and adapt more aggressive pricing policies.


Tone in Twenty's Funding Requirements
-------------------------------------

Tone in Twenty does not have the required capital or funding to open its planned fitness centers. Management anticipates Tone in Twenty will require at least $100,000 to complete to train personnel, and open these fitness centers. The Company has started seeking funding from a number of sources, but has not secured any funding at this time. Management will continues to seek different funding sources in order to initiate its business plan.

Future funding could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities and/or amortization expenses related to goodwill and other intangible assets, which could materially adversely affect the Company's business, results of operations and financial condition. Any future acquisitions of other businesses, technologies, services or product(s) might require the Company to obtain additional equity or debt financing, which might not be available on terms favorable to the Company, or at all, and such financing, if available, might be dilutive.


Patent, Trademark, License and Franchise Restrictions and Contractual Obligations and Concessions

Many of the isometric health fitness training processes depend upon the training techniques, protocols, knowledge, and experience of Mr. Harper, our sole officer, who is responsible for purchasing this isometric training equipment from a third party for the benefit of the Company. Specifically, our training equipment utilizes a method, whereby the force applied to this equipment increases with the amount of pressure applied to the equipment.
For example, when a customer uses our equipment, they begin by holding a movable bar with no pressure. They are required to hold the bar level, while the machine slowly exerts pressure against the bar. As the bar pressure increases, the customer needs to increase their force against this movable bar, until they can no longer hold the bar level. Different equipment will be used to apply pressure against different parts of the body.

To help protect its rights, the Company will require future employees, collaborators, and significant consultants and advisors with access to confidential information on how our equipment works, to enter into confidentiality agreements with the Company. There can be no assurance, however, that these agreements will provide adequate protection for the Company's trade secrets, know-how or proprietary information in the event of any unauthorized use or disclosure. The Company's success and ability to compete is dependent in part upon its proprietary technology. There can be no assurance that the steps taken by the Company in this regard will be adequate to prevent misappropriation of its technology or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technologies.

The Company regards substantial elements of its underlying infrastructure and health fitness training techniques and equipment as proprietary information and will attempt to protect them by relying on trademark, service mark, copyright and trade secret laws and restrictions on disclosure and transferring title and other methods. The Company plans to enter into confidentiality agreements with its future employees, future suppliers and future consultants and in connection with its license agreements with third parties and generally seeks to control access to and distribution of its technology, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's proprietary information without authorization or to develop similar technology independently.

There can be no assurance that the steps taken by the Company will prevent misappropriation or infringement of its proprietary information, which could have a material adverse effect on the Company's business, results of operations and financial condition. Litigation may be necessary in the future to enforce the Company's intellectual property rights, to protect the Company's trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation might result in substantial costs and diversion of resources and management attention. Moreover, from time to time, the Company may be subject to claims of alleged infringement by the Company or service marks and other intellectual property rights of third parties. Such claims and any resultant litigation, should it occur, might subject the Company to significant liability for damages, might result in invalidation of the Company's proprietary rights and, even if not meritorious, could result in substantial costs and diversion of resources and management attention and could have a material adverse effect on the Company's business, results of operations and financial condition.


Research and Development Activities and Costs

Tone in Twenty did not incur any research and development costs for the years ended August 31, 2008 and 2007, and has no plans to undertake any research and development activities during the next year of operations.

Compliance With Environmental Laws

We are not aware of any environmental laws that have been enacted, nor are we aware of any such laws being contemplated for the future, that impact issues specific to our business. In our industry, environmental laws are anticipated to apply directly to the owners and operators of companies. They do not apply to companies or individuals providing consulting services, unless they have been engaged to consult on environmental matters. We are not planning to provide environmental consulting services.


Employees
---------

We have no full time employees at this time. All functions including development, strategy, negotiations and clerical work is being provided by our officer/director on a voluntary basis, without compensation. We have no intention of hiring employees until the business has been successfully launched and we have sufficient, reliable revenue from our operations.

Item 1A. Risk Factors.

             Risk Factors Relating to Our Financial Condition

1. We may not be able to raise sufficient capital or generate adequate revenue to meet our obligations and fund our operating expenses.

As of December 8, 2008, the Company had $5,419 in working cash and equivalents. The Company business plan is to provide personal fitness training using isometric techniques. These plans will require additional capital. The Company needs to raise at least one hundred thousand dollars ($100,000) in order to implement its business plan. The Company currently does not have enough funds to fully implement its business plan. Failure to raise adequate capital and generate adequate sales revenues to meet our obligations and develop and sustain our operations could result in reducing or ceasing our operations.

Additionally, even if we do raise sufficient capital and generate revenues to support our operating expenses, there can be no assurances that the revenue will be sufficient to enable us to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about our ability to continue as a going concern. Our independent auditors currently included an explanatory paragraph in their report on our financial statements regarding concerns about our ability to continue as a going concern.

2. We have yet to attain profitable operations and because we will need additional financing to fund our activities, our accountants believe there is substantial doubt about the company's ability to continue as a going concern.

The Company has prepared financial statements as of year-end August 31, 2008 reporting that the Company is in its developmental stages. Its ability to continue to operate as a going concern is fully dependent upon the Company obtaining sufficient financing to continue its development and operational activities. The ability to achieve profitable operations is in direct correlation to the Company's ability to raise sufficient financing. Accordingly, management believes the Company's continued existence, future expansion, and ultimate profitability is fully dependent upon raising sufficient proceeds from this offering. It is important to note that even if the appropriate financing is received, there is no guarantee that the Company will ever be able to operate profitably or derive any significant revenues from its operation. The Company could be required to raise additional financing to fully implement its entire business plan.

It is also important to note that the Company anticipates that it will incur losses and negative cash flow over the next six (6) to twelve (12) months. There is no guarantee that the Company will ever operate profitably or even receive positive cash flows from full operations.

                    Risk Factors Relating to Our Company
                    ------------------------------------

3. We may not be able to compete with other fitness providers, almost all of whom have greater resources and experience than we do.

The fitness industry is dominated by large, well-financed firms. We do not have the resources to compete with larger providers of this service. With the minimal resources we have available, we may experience great difficulties in building a customer base. Competition by existing and future competitors could result in our inability to secure any new customers. This competition from other entities with greater resources and reputations may result in our failure to maintain or expand our business as we may never be able to successfully execute our business plan. Further, Tone in Twenty cannot be assured that it will be able to compete successfully against present or future competitors or that the competitive pressure it may face will not force it to cease operations.

4. Because we are a development stage company, we have only generated $7,979 in revenues since our inception on August 4, 2006 and lack an operating history, an investment in the shares offered herein is highly risky and could result in a complete loss of your investment if we are unsuccessful in our business plan.

Our company was incorporated on August 4, 2006; we have realized $7,979 in revenues since our inception. We have no operating history upon which an evaluation of our future prospects can be made. Based upon current plans, we expect to incur operating losses in future periods as we incur significant expenses associated with the initial startup of our business. Further, there are no assurances that we will be successful in realizing sufficient revenues or in achieving or sustaining positive cash flow at any time in the future. Any such failure could result in the possible closure of our business or force us to seek additional capital through loans or additional sales of our equity securities to continue business operations, which would dilute the value of any shares you purchase in this offering.

5. The success of our business depends on the viability and acceptance of isometric training techniques.

The existence and growth of our service depends on the continued acceptance of isometric fitness training in the marketplace. The fitness industry is flooded with many fad ideas and schemes for diet and weight loss that produce either inconsistent or ineffective results. Isometric training has been recognized for the past 30 years and has been accepted universally as a form of fitness training. The difference between isometric physical training versus traditional physical training is that isometric training is an intense form of training which requires less hours of work for the same results. It pushes the muscles to their limits within a short period of time. For example, "push ups" are a form of isometric training as compared to riding a bicycle, where you pedal then rest as the bicycle coasts. Isometric training could possibly lose its viability as fitness choice as a result of new scientific research or increased competition with newer techniques. If for some reason isometric training techniques are not accepted in the marketplace, the demand for our services would be significantly reduced, which would harm or cause our business to fail.

6.  Evolving regulation of the fitness industry may adversely affect us.

As the fitness industry continues to evolve there may be increased regulation by federal, state and/or foreign agencies. Any new regulations which restrict our business could harm or cause our business to fail.

7. If our business plan is not successful, we may not be able to continue operations as a going concern and our stockholders may lose their entire investment in us.

As discussed in the Footnote 4 to Financial Statements included in this registration statement, our auditors have given us a Going Concern comment. This raises substantial doubt that we will be able to continue operations as a going concern, and our independent auditors included an explanatory paragraph regarding this uncertainty in their report on our financial statements for the period August 6, 2006 (inception) to August 31, 2008.
Our ability to continue as a going concern is dependent upon our generating cash flow sufficient to fund operations and reducing operating expenses. Our business plans may not be successful in addressing these issues. If we cannot continue as a going concern, our stockholders may lose their entire investment in us.

8.  We face strong and varied competition.

In the Las Vegas area, there are many larger companies who provide similar services which Tone in Twenty plans to provide. The competition includes larger companies, such as Las Vegas Athletic Clubs, 24 Hour Fitness, Bally's Fitness, Gold's Gym, and other providers. These companies are better funded and more established than Tone in Twenty.

9.  We may not be able to find suitable employees.

The Company currently relies heavily upon the services and expertise of our sole officer and director. In order to implement the aggressive business plan of the Company, management recognizes that additional clerical staff will be required. Our sole officer is the only employed personnel at the outset of operations. Our sole officer can manage the office functions and bookkeeping services until the Company can generate enough revenues to hire additional staff.

No assurances can be given that the Company will be able to find suitable employees that can support the above needs of the Company or that these employees can be hired on terms favorable to the Company.

10.  We may not ever pay cash dividends.

The Company has not paid any cash dividends on the Common Shares to date, and there can be no guarantee that the Company will be able to pay cash dividends on the Common Shares in the foreseeable future. Initial earnings that the Company may realize, if any, will be retained to finance the growth of the Company. Any future dividends, of which there can be no guarantee, will be directly dependent upon earnings of the Company, its financial requirements and other factors that are not determined. We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them. There is no assurance that stockholders will be able to sell shares when desired.

11.  We are subject to government regulation.

The Company is subject to federal, state and local laws and regulations affecting its business. Although the Company plans on obtaining all required federal and state permits, licenses, and bonds to operate its facilities, there can be no assurance that the Company's operation and profitability will not be subject to more restrictive regulation or increased taxation by federal, state, or local agencies.

12.  We may be liable for the products and services we provide.

There is no guarantee that the level of insurance coverage secured by the Company will be adequate to protect the Company from risks associated with claims that exceed the level of coverage maintained. As a result of the Company's limited operations to date, no threatened or actual liability claims have been made upon the Company.

13. Because our sole officer works or consults for other companies, his other activities could slow down our operations.

John Dean Harper, our sole director/officer, does not work for us exclusively and he does not devote all of his time to our operations. Therefore, it is possible that a conflict of interest with regard to his time may arise based on his employment in other activities. His other activities will prevent him from devoting full-time to our operations which could slow our operations and may reduce our financial results because of the slow down in operations.

John Dean Harper, the President and Director of the company, currently devotes approximately 5-10 hours per week to company matters. The responsibility of developing the company's business, and fulfilling the reporting requirements of a public company all fall upon Mr. Harper. We have not formulated a plan to resolve any possible conflict of interest with his other business activities. In the event he is unable to fulfill any aspect of his duties to the company we may experience a shortfall or complete lack of sales resulting in little or no profits and eventual closure of the business.

14. Our principal stockholders, and sole officer and director own a controlling interest in our voting stock and investors will not have any voice in our management, which could result in decisions adverse to our general shareholders.

Our sole officer and principal stockholder beneficially owns approximately, or has the right to vote approximately 84% of our outstanding common stock. If our Preferred shares are converted to common shares, then our largest shareholder will vote 97% of our outstanding common stock. As a result, this stockholder, acting alone, will have the ability to control substantially all matters submitted to our stockholders for approval including:

a) election of our board of directors;

b) removal of any of our directors;

c) amendment of our Articles of Incorporation or bylaws; and

d) adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

15. Increases in the base cost of our services could materially increase our costs and decrease our profitability.

The fitness industry is characterized by significant facility costs and investment in the expertise of licensed and trained personnel. These costs can be influenced by seasonal fluctuations. Significant increases in these costs could decrease our profitability.

16.  The fitness industry is influenced by general economic conditions.

The fitness industry is highly competitive and reactive to the overall level of consumer spending. Consumer spending is dependent on a number of factors, including actual and perceived economic conditions affecting disposable consumer income (such as unemployment, wages and salaries), business conditions, interest rates, availability of credit and tax rates in the general economy and in the international, regional and local markets where our products are sold. As a result, any deterioration in general economic conditions, reductions in the level of consumer spending or increases in interest rates could adversely affect the future sales of our products and services.

A return to recessionary or inflationary conditions, whether in the United States or globally, additional terrorist attacks or similar events could have further adverse effects on consumer confidence and spending and, as a result, could have a material adverse effect on our financial condition and results of operations.

                              Other Risks Factors

17. We may, in the future, issue additional common shares, which would reduce investors' percent of ownership and may dilute our share value.

Our Articles of Incorporation authorize the issuance of 195,000,000 shares of common stock and 5,000,000 preferred shares. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.


18. Our common shares are subject to the "Penny Stock" Rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions.

For any transaction involving a penny stock, unless exempt, the rules require:

     (a) that a broker or dealer approve a person's account for transactions in penny stocks; and

     (b) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must: (a) obtain financial information and investment experience objectives of the person; and (b) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form: (a) sets forth the basis on which the broker or dealer made the suitability determination; and (b) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our Common shares and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.


19. Liability of directors for breach of duty of care is limited.

According to Nevada law [NRS 78.138(7)], all Nevada corporations limit the liability of directors and officers, including acts not in good faith. Our stockholders' ability to recover damages for fiduciary breaches may be reduced by this statute. In addition, we are obligated to indemnify our directors and officers regarding stockholder suits which they successfully defend (NRS 78.7502).


20. We will incur ongoing costs and expenses for SEC reporting and compliance, without revenue we may not be able to remain in compliance with the SEC, making it difficult for investors to sell their shares, if at all.

Our stock has been cleared for trading on the OTC-Bulletin Board. To be eligible for quotation on the OTCBB, we must remain current in their filings with the SEC. In order for us to remain in compliance we will require future revenues or future funding to cover the cost of these filings, which could comprise a substantial portion of our available cash resources.

21. We may issue additional shares of preferred stock in the future that may adversely impact your rights as holders of our common stock.

Our articles of incorporation authorize us to issue up to 5,000,000 shares of "blank check" preferred stock. To date, the Company has issued 500,000 shares of preferred stock. Our board of directors will have the authority to fix and determine the relative rights and preferences of preferred shares, as well as the authority to issue additional shares, without further stockholder approval. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders preferred rights to our assets upon liquidation, the right to receive dividends before dividends are declared to holders of our common stock, and the right to the redemption of such preferred shares, together with a premium, prior to the redemption of the common stock. To the extent that we do issue such additional shares of preferred stock, your rights as holders of common stock could be impaired thereby, including, without limitation, dilution of your ownership interests in us. In addition, shares of preferred stock could be issued with terms calculated to delay or prevent a change in control or make removal of management more difficult, which may not be in your interest as holders of common stock.

22. Although our stock is listed on the OTC-BB, a trading market has not developed, purchasers of our securities may have difficulty selling their shares.

There is currently no active trading market in our securities and there are no assurances that a market may develop or, if developed, may not be sustained.
If no market is ever developed for our common stock, it will be difficult for you to sell any shares in our Company. In such a case, you may find that you are unable to achieve any benefit from your investment or liquidate your shares without considerable delay, if at all.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our corporate headquarters are located at 4301 S. Valley View Blvd., Suite 20, Las Vegas, Nevada 89103. There is no charge to us for the space. Our officer will not seek reimbursement for past office expenses. We believe our current office space is adequate for our immediate needs; however, as our operations expand, we may need to locate and secure additional office space.

Item 3. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business.

A complaint has been filed with the Office of the Labor Commissioner, Department of Business and Industry, State of Nevada, against the Company by a former officer. The claim alleges unpaid wages and commissions owed to the former officer in the amount of $7,357, which were allegedly earned during the period from April 1, 2007 to July 30, 2007. The complaint was filed on September 11, 2008, and there has been no further progress in the matter to date. Management intends to contest the case vigorously, and expects a favorable outcome. The range of potential loss in the event of an unfavorable outcome would be approximately $7,357, which is the amount claimed.


Item 4. Submission of Matters to a Vote of Security Holders.

We did not submit any matters to a vote of our security holders during the past fiscal year.

                                    PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Tone in Twenty Common Stock, $0.001 par value, is traded on the OTC-Bulletin Board under the symbol: TTWY. The stock was cleared for trading on the OTC-Bulletin Board on November 24, 2008.

Since the Company has been cleared for trading, through December 8, 2008, there have been no trades of the Company's stock. There are no assurances that a market will ever develop for the Company's stock.

(b) Holders of Common Stock

As of December 8, 2008, there were approximately thirty-two (32) holders of record of our Common Stock and 2,625,000 shares issued and outstanding.

(c) Dividends

In the future we intend to follow a policy of retaining earnings, if any, to finance the growth of the business and do not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of future dividends on the Common Stock will be the sole discretion of board of directors and will depend on our profitability and financial condition, capital requirements, statutory and contractual restrictions, future prospects and other factors deemed relevant.


(d) Securities Authorized for Issuance under Equity Compensation Plans

There are no outstanding grants or rights or any equity compensation plan in place.

Recent Sales of Unregistered Securities

On August 4, 2006 (inception), we issued 2,200,000 par value $0.001 common shares of stock to the Company's founder for $2,200 cash.

In February, 2007, we issued 500,000 shares of our $0.001 par value non-voting Callable and Convertible Preferred stock for $10,000 cash paid for by one entity. All securities were issued in reliance upon an exemption from registration under Section 4(2) of the Securities Act as a transaction not involving a public offering. The Preferred Stock converts to two hundred shares of common stock for each share of Preferred Stock.

In March, 2007, we conducted a private placement without any general solicitation or advertisement. The Company issued 425,000 shares of its $0.001 par value common stock to non-affiliated investors for cash of $4,250 pursuant to a Regulation D, Rule 505 of the Securities Exchange Act of 1934 offering to thirty shareholders. All securities were issued in reliance upon an exemption from registration under Section 4(2) of the Securities Act as a transaction not involving a public offering.


Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the years ended August 31, 2008 or 2007.

Item 6. Selected Financial Data.

Not applicable.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview of Current Operations
------------------------------

Tone in Twenty is a Nevada Corporation with a principal business strategy to provide personal fitness training using isometric techniques. The Company is not operational.

The Company's business plan is to establish a model facility in order to train personal trainers on personal fitness training using isometric techniques. Once these trainers have been fully educated and demonstrate competencies in these techniques, the Company will seek additional locations to host isometric fitness training. The Company's goal is to open four locations throughout the Las Vegas valley in order to have economies of scale in its marketing.


Results of Operations for the year ended August 31, 2008
--------------------------------------------------------

Since our inception on August 4, 2006 through August 31, 2008, we generated
$7,979 in revenues derived from an evaluation program.   We generated no
revenues for the fiscal year ending August 31, 2008. We do not anticipate earning any significant revenues until such time as we can establish fitness centers.

For the fiscal year ending August 31, 2008, we experienced a net loss of $(24,427) as compared to a net loss of $(995,890) for the same period last year. The net loss for the year ending August 31, 2008 was contributed to general and administrative expense of $20,261 and advertising expenses of $4,166. The net loss for the year ending August 31, 2007 of $(995,890) was based on the accounting of the beneficial conversion feature of our preferred stock to common stock. Most of the actual general and administrative expenses, since our inception, represented legal and audit fees. Our cash at hand as of August 31, 2008 was $5,419. In our August 31, 2008 year-end financials, our auditor issued an opinion that our financial condition raises substantial doubt about the Company's ability to continue as a going concern.


Revenues
--------

Since our inception on August 4, 2006 through August 31, 2008, we generated $7,979 in revenues derived from an evaluation program. We generated no revenues for the fiscal year ending August 31, 2008. We do not anticipate earning any significant revenues until such time as we can establish fitness centers. We are presently in the development stage of our business and we can provide no assurance that we will be successful in opening any fitness centers.


Going Concern
-------------

The financial conditions evidenced by the accompanying financial statements raise substantial doubt as to our ability to continue as a going concern. Our plans include obtaining additional capital through debt or equity financing. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Summary of any product research and development that we will perform for the term of our plan of operation.
----------------------------------------------------------------------------

We do not anticipate performing any product research and development under our current plan of operation.

Expected purchase or sale of plant and significant equipment
------------------------------------------------------------

We do not anticipate the purchase or sale of any plant or significant equipment; as such items are not required by us at this time.

Significant changes in the number of employees
----------------------------------------------

As of August 31, 2008, we did not have any employees. We are dependent upon our sole officer and a director for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.


Liquidity and Capital Resources
-------------------------------

Our balance sheet as of August 31, 2008 reflects assets of $5,419 and $4,000 in current liabilities. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date. Notwithstanding, we anticipate generating losses and therefore we may be unable to continue operations in the future. We anticipate we will require additional capital up to approximately $100,000 and we would have to issue debt or equity or enter into a strategic arrangement with a third party. We intend to try and raise capital through a private offering after this registration statement is declared effective and our shares are quoted on the Over the Counter Bulletin Board. There can be no assurance that additional capital will be available to us and there can be no assurance that our shares will be quoted on the Over the Counter Bulletin Board. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.


Future Financings
-----------------

We anticipate the sale of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders. There is no assurance that we will achieve any of additional sales of our equity securities or arrange for debt or other financing to fund our exploration and development activities.

Our sole officer/director has agreed to donate funds to the operations of the Company, in order to keep it fully reporting for the next twelve (12) months, without seeking reimbursement for funds donated.

As a result of the Company's current limited available cash, no officer or director received cash compensation during the year ended August 31, 2008. The Company has no employment agreements in place with its officers.

Off-Balance Sheet Arrangements
------------------------------

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.


Critical Accounting Policies and Estimates
------------------------------------------

Revenue Recognition: The Company recognizes revenue on an accrual basis as it invoices for services. Revenue is generally realized or realizable and earned when all of the following criteria are met: 1) persuasive evidence of an arrangement exists between the Company and our customer(s); 2) services have been rendered; 3) our price to our customer is fixed or determinable; and 4) collectibility is reasonably assured.

New Accounting Standards
------------------------

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, ("SFAS 157"). SFAS 157 provides a framework for measuring fair value when such measurements are used for accounting purposes. The framework focuses on an exit price in the principal (or, alternatively, the most advantageous) market accessible in an orderly transaction between willing market participants. SFAS 157 establishes a three-tiered fair value hierarchy with Level 1 representing quoted prices for identical assets or liabilities in an active market and Level 3 representing estimated values based on unobservable inputs. Under SFAS 157, related disclosures are segregated for assets and liabilities measured at fair value based on the level used within the hierarchy to determine their fair values. We anticipate adopting SFAS 157 on its effective date of January 1, 2008 and the financial impact, if any, upon adoption has not yet been determined.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115, ("SFAS 159"). SFAS 159 permits fair value accounting to be irrevocably elected for certain financial assets and liabilities on an individual contract basis at the time of acquisition or at a remeasurement event date. Upon adoption of SFAS 159, fair value accounting may also be elected for existing financial assets and liabilities. For those instruments for which fair value accounting is elected, changes in fair value will be recognized in earnings and fees and costs associated with origination or acquisition will be recognized as incurred rather than deferred. SFAS 159 is effective January 1, 2008, with early adoption permitted as of January 1, 2007. We anticipate adopting SFAS 159 concurrent with the adoption of SFAS 157 on January 1, 2008, but have not yet determined the financial impact, if any, upon adoption.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.


Item 8. Financial Statements and Supplementary Data.

Index to Financial Statements


                              Financial Statement
                              -------------------


                                                                   PAGE
                                                                   ----
Independent Auditors' Report                                       F-1
Balance Sheets                                                     F-2
Statements of Operations                                           F-3
Statements of Changes in Stockholders' Equity                      F-4
Statements of Cash Flows                                           F-5
Notes to Financials                                                F-6


MOORE & ASSOCIATES, CHARTERED
  ACCOUNTANTS AND ADVISORS
  ------------------------
     PCAOB REGISTERED


          REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
          -------------------------------------------------------


To the Board of Directors
Tone in Twenty
(A Development Stage Company)

We have audited the accompanying balance sheets of Tone in Twenty (A Development Stage Company) as of August 31, 2008 and August 31, 2007 (re-stated), and the related statements of operations, stockholders' equity and cash flows for the years then ended and for the period from inception on June 12, 2006 to August 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tone in Twenty (A Development Stage Company) as of August 31, 2008 and August 31, 2007 (re-stated), and the related statements of operations, stockholders' equity and cash flows for the years then ended and for the period from inception on June 12, 2006 to August 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has sustained losses in all previous reporting periods with an inception to date loss of $59,152, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered
---------------------------------
    Moore & Associates Chartered
    Las Vegas, Nevada
    December 9, 2008

               6490 West Desert Inn Rd, Las Vegas, NV 89146
                    (702) 253-7499 Fax (702) 253-7501

                               Tone in Twenty
                       (a development stage company)
                               Balance Sheets


                                                                Restated
                                                    August 31,  August 31,
                                                       2008        2007
                                                    ----------  ----------
Assets

Current Assets:
   Cash                                             $  2,860     $ 9,239
   Funds held in escrow                                2,559       4,250
                                                    ---------    --------
     Total Current Assets                              5,419      13,489

Fixed Assets                                               0       5,000
                                                    ---------    --------

TOTAL ASSETS                                        $  5,419     $18,489
                                                    =========    ========

Liabilities and Stockholders' Equity

Current Liabilities:
   Accounts payable                                 $  4,000     $     -
   Accrued liability                                   2,357           -
                                                    ---------    --------
     Total liabilities                                 6,357           -
                                                    ---------    --------

Stockholders' equity:

   Preferred stock, $0.001 par value, 5,000,000
     shares authorized, 500,000 shares
     issued and outstanding as of 8/31/08 and
     8/31/07, respectively                               500         500
   Common stock, $0.001 par value, 195,000,000
     shares authorized, 2,625,000 shares
     issued and outstanding as of 8/31/08 and
     8/31/07, respectively                             2,625       2,625
   Additional Paid-in Capital                      1,018,254   1,018,254
   (Deficit) accumulated during
     development stage                            (1,022,317)  (1,002,890)
                                                  -----------   ---------
     Total stockholders' equity                         (938)     18,489
                                                    ---------   ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $  5,419    $ 18,489
                                                    =========   =========

   The accompanying notes are an integral part of these statements.

                              Tone in Twenty
                          Statements of Operations
                       (a development stage company)



                                                            For the period
                                              For the year       from
                                For the year     ending     August 4, 2006
                                   ending      August 31,   (Inception) to
                                 August 31,       2007        August 31,
                                    2008       (Restated)        2008
                                ------------  ------------  --------------
Revenue                         $         -   $     7,979   $       7,979
                                ------------  ------------  --------------

Operating Expenses:

  General and administrative
    expenses                         20,261     1,002,245       1,023,506
  Incorporating Fees                      -             -           1,000
  Advertising                         4,166         1,624           5,790
                                ------------  ------------  --------------

     Total operating expenses        24,427     1,003,869       1,030,296
                                ------------  ------------  --------------

Net (loss) from operations      $   (24,427)  $  (995,890)  $  (1,022,317)
                                ------------  ------------  --------------

Provision for income taxes                -             -               -
                                ------------  ------------  --------------

Net (loss)                      $   (24,427)  $  (995,890)  $  (1,022,317)
                                ============  ============  ==============

Basic Weighted Average
Number of Common Shares
Outstanding                        2,625,000      2,625,000
                               ==============   ============

Net (loss) per share - basic and
  fully diluted                 $     (0.00)  $     (0.38)
                                ============  ============

     The accompanying notes are an integral part of these statements

                              Tone in Twenty
                     Statements of Stockholders' Equity
                       (a development stage company)

                                                       Restated
                                                       (Deficit)
                              Preferred     Restated   Accumulated    Restated
            Common Stock        Stock      Additional    During       Total
       ------------------ ----------------- Paid-in   Development  Stockholders
         Shares   Amount   Shares   Amount   Capital     Stage        Equity
       ---------- ------- --------- ------- --------- ------------ ------------
August
2006,
Founders
initial
investment,
for
cash at
$0.001
per
share   2,200,000 $ 2,200           $     - $       - $         -  $     2,200

Net (loss)
 year ended
 8/31/06                                                   (2,000)      (2,000)
       ---------- ------- --------- ------- --------- ------------ ------------
Balance,
8/31/06 2,200,000 $ 2,200         - $     - $       - $    (2,000) $       200

February
2007,
Preferred
shares
issued for
cash at
$0.02 per
share                       500,000     500     9,500                   10,000

Beneficial conversion
feature on preferred
stock                                         994,929                  994,929

March
2007,
Shares
issued
pursuant
to 505
offering
at $0.01
per
share     425,000     425                       3,825                    4,250

Adjustment
for fixed
asset                                           5,000                    5,000

Net (loss)
 year
 ended
 8/31/07                                                 (995,890)    (995,890)
       ---------- ------- --------- ------- --------- ------------ ------------
Balance,
8/31/07 2,625,000   2,625   500,000     500 1,018,254    (997,890)      23,489

Net (loss)
 year
 ended
 8/31/08                                                  (24,427)     (24,427)
       ---------- ------- --------- ------- --------- ------------ ------------

Balance,
8/31/08 2,625,000   2,625   500,000     500 1,018,254  (1,022,317)        (938)
       ========== ======= ========= ======= ========= ============ ============


      The accompanying notes are an integral part of these statements

                              Tone in Twenty
                          Statements of Cash Flows
                       (a development stage company)



                                                            For the period
                                              For the year       from
                                For the year     ending     August 4, 2006
                                   ending      August 31,   (Inception) to
                                 August 31,       2007        August 31,
                                    2008       (Restated)        2008
                                ------------  ------------  --------------
Operating activities:
  Net (loss)                    $   (24,427)  $  (995,890)  $  (1,022,317)
  Adjustments to reconcile net
   loss to net cash provided
   (used) by operating activities:
     Changes in operating assets
       and liabilities                9,000             -           9,000
     Increase in accrued liability    2,357             -           2,357
     Beneficial Conversion of
       preferred stock                    -       994,929         994,929
                                ------------  ------------  --------------
  Net cash used in
    operating activities            (13,070)         (961)        (16,031)
                                ------------  ------------  --------------


Investing activities:
  Disposition of fixed assets         5,000             -           5,000
                                ------------  ------------  --------------
  Net cash provided by
    investing activities              5,000             -           5,000
                                ------------  ------------  --------------


Financing activities:
  Issuances of common stock               -         4,250           6,450
  Issuances of preferred stock            -        10,000          10,000
                                ------------  ------------  --------------
  Net cash provided by financing
    activities                            -        14,250          16,450
                                ------------  ------------  --------------


Net increase (decrease) in cash      (8,070)       13,289           5,419
Cash and equivalents - beginning     13,489           200               -
                                ------------  ------------  --------------
Cash and equivalents - ending   $     5,419   $    13,489           5,419
                                ============  ============  ==============


Supplemental disclosures:
  Interest paid                 $         -   $         -   $           -
                                ============  ============  ==============
  Income taxes paid             $         -   $         -   $           -
                                ============  ============  ==============
  Non-cash transactions         $         -   $         -   $           -
                                ============  ============  ==============

   The accompanying notes are an integral part of these statements

                               Tone in Twenty
                       (a development stage company)
                       NOTES TO FINANCIAL STATEMENTS
                               August 31, 2008

NOTE 1.   GENERAL ORGANIZATION AND BUSINESS

Tone in Twenty (the Company) was incorporated under the laws of the state of Nevada on August 4, 2006. The Company was organized to conduct any lawful business. The Company plans to offer personalized physical fitness training through its iso-toning program.

The Company has been in the development stage since inception and has had limited operations to date.


NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

The Company has $5,419 in cash assets and liabilities of $11,357 as of August 31, 2008. The relevant accounting policies are listed below.

Basis of Accounting
-------------------
The basis is United States generally accepted accounting principles.

Earnings per Share
------------------
The basic earnings (loss) per share is calculated by dividing the Company's net income (loss) available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company's net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity.

The Company has not issued any options or warrants or similar securities since inception.

Dividends
---------
The Company has not yet adopted any policy regarding payment of dividends. No Dividends have been paid during the period shown.

Income Taxes
------------
The provision for income taxes is the total of the current taxes payable and the net of the change in the deferred income taxes. Provision is made for the deferred income taxes where differences exist between the period in which transactions affect current taxable income and the period in which they enter into the determination of net income in the financial statements.

                               Tone in Twenty
                       (a development stage company)
                       NOTES TO FINANCIAL STATEMENTS
                               August 31, 2008


NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES-CONTINUED

Year end
--------
The Company's year-end is August 31.

Advertising
-----------
Advertising is expensed when incurred. During the fiscal year ended August 31, 2008, the company incurred advertising costs of $4,166, as compared to advertising costs of $1,624 during the fiscal year ended August 31, 2007.

Use of Estimates
----------------
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 3 - FIXED ASSETS

The Company restated the financials to report fixed assets representing $5,000 in isometric exercise equipment purchased in February, 2007. The fixed assets as of August 31, 2008 were adjusted to recognize a contingent liability due to pending litigation with a former officer. As of August 31, 2008, the isometric exercise equipment, or fixed assets, were not in the Company's possession, they are in possession of the same former officer and there is a strong possibility that title of the equipment will be transferred to the former officer at cost to settle the dispute. (See Footnote 13 entitled "Legal Proceedings.")

                              Tone in Twenty
                       (a development stage company)
                       NOTES TO FINANCIAL STATEMENTS
                              August 31, 2008


NOTE 4.   GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at August 31, 2008, the Company has recognized revenues of $7,979 to date and has accumulated operating losses of approximately $(1,022,317) since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.


NOTE 5.   STOCKHOLDERS'EQUITY

The Company is authorized to issue 195,000,000 shares of its $0.001 par value common stock and 5,000,000 shares of its $0.001 par value preferred stock.

Common Stock
------------
On August 4, 2006 (inception), the Company issued 2,200,000 shares of its $0.001 par value common stock to its founder for $2,200.

On March 31, 2007 the Company issued 425,000 shares of its $0.001 par value common stock to approximately 30 shareholders for $4,250 pursuant to a Regulation 505 offering.

                              Tone in Twenty
                       (a development stage company)
                       NOTES TO FINANCIAL STATEMENTS
                              August 31, 2008


Preferred Stock
---------------
In February, 2007, the Company issued 500,000 shares of its $0.001 par value preferred stock to one non-affiliated shareholder for $10,000.

On June 1, 2007, the Company filed a Series A Designation with the
Nevada Secretary of State that states: "Series A Preferred shares shall be designated as "Callable and Convertible Preferred Stock". The corporation has the right to call for and purchase these shares at any time, within twelve months of issue, either at par value or at a slight premium above par value, or if corporation should designate that these shares are deemed not callable, the holders of these non-voting Series A Preferred Shares shall have the right to cause the corporation to redeem shares for Common Stock at any time. Each holder of the non-voting Series A Callable and Convertible Preferred Stock shall have the right to convert all or any portion of such shares as such holder desires to convert, into shares of the Common Stock of the corporation, as follows: each share of Series A Convertible Preferred Stock can be exchanged for two hundred (200) shares of Common Stock of the corporation." The convertible feature of the preferred stock was calculated on the difference between the original offering price $0.02 per share in the Company's Registration Statement, and price in which the preferred stock was purchased, $0.001. Such feature is normally characterized as a "Beneficial Conversion Feature" ("BCF"). Pursuant to EITF Issue No. 98-5,"Accounting for Convertible Securities With Beneficial Conversion Features or Contingently Adjustable Conversion Ratio" and EITF No. 00-27, "Application of EITF Issue No. 98-5 to Certain Convertible Instruments," the estimated fair value of the BCF is recorded in the consolidated financial statements.

There were no other issuances of common or preferred stock or equivalents since August 4, 2006 (inception) through August 31, 2008. The Company has not issued any options or warrants or similar securities since inception.

NOTE 6.   RELATED PARTY TRANSACTIONS

The officer and director of the Company is involved in other business activities. This person may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

                              Tone in Twenty
                       (a development stage company)
                       NOTES TO FINANCIAL STATEMENTS
                              August 31, 2008


NOTE 7.  REVENUE AND EXPENSES

Revenue recognition
-------------------

The Company recognizes revenue on an accrual basis as it invoices for services." Revenue is generally realized or realizable and earned when all of the following criteria are met: 1) persuasive evidence of an arrangement exists between the Company and our customer(s); 2) services have been rendered; 3) our price to our customer is fixed or determinable; and 4) collectibility is reasonably assured. For the period from August 4, 2006 (inception) to August 31, 2008, the Company has recognized revenues of $7,979.


NOTE 8.  ACCRUED LIABILITY

The Company expects to be engaged in a legal proceeding in the near future.
In the event a settlement is not reached, the Company may be liable for $7,357. The Company estimated and accrued liability of $2,357 and adjusted its fixed assets by $5,000, since the fixed assets are in the possession of a former officer and there is a strong possibility that title to this equipment will be transferred to the former officer at cost to settle this dispute. It is often not possible to estimate a potential liability under these circumstances because of the conditional nature of the obligations and the unique facts and circumstances involved. If economic conditions, or other facts and circumstances were to change, this could cause an increase or decrease in the Company's potential liability. (See Footnote 13 entitled "Legal Proceedings.")


NOTE 9.  PROVISION FOR INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), which requires use of the liability method. SFAS No. 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

Due to the Company's net loss, there was no provision for income taxes.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

                   U.S federal statutory rate      (34.0%)
                   Valuation reserve                34.0%
                                                   -------
                   Total                               -%

As of August 31, 2008, the Company has a net operating loss carryforward of approximately $1,022,317 for tax purposes, which will be available to offset future taxable income. If not used, this carryforward will expire in 2026. The deferred tax asset relating to the operating loss carryforward has been fully reserved. The Company's utilization of this carry forward against future taxable income may become subject to an annual limitation due to a cumulative change in ownership of the Company of more than 50 percent.

The components of the Company's Tax provision were as follows:

                                             August 31,    August 31,
                                                2008         2007
                                           ------------  -------------
Current income tax (benefit) expense       $(1,022,317)  $ (1,002,890)
Deferred income tax expense (benefit)        1,022,317      1,002,890
                                           ------------  -------------
                                           $         -   $          -
                                            ===========  =============

The Company recognized no income tax benefit for the loss generated for the periods through August 31, 2008.

SFAS No. 109 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company's ability to realize the benefit of its deferred tax asset will depend on the generation of future taxable income. Because the Company has yet to recognize significant revenue from the sale of its products, it believes that the full valuation allowance should be provided.


NOTE 10.   OPERATING LEASES AND OTHER COMMITMENTS:

The Company also has no lease obligations or employment agreements.

                              Tone in Twenty
                       (a development stage company)
                       NOTES TO FINANCIAL STATEMENTS
                              August 31, 2008


NOTE 11.  EARNINGS PER SHARE

Historical net (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the entity, but these potential common stock equivalents (100,000,000 common shares) were determined to be antidilutive.

Calculation of net income(loss) per share is as follows:


                                              August 31, 2008  August 31, 2007
                                              ---------------  ---------------
Net loss (numerator)                          $      (24,427)  $     (995,890)
                                              ===============  ===============
Weighted Average Common Shares Outstanding         2,625,000        2,625,000
                                              ===============  ===============
Basic Loss per Share                          $        (0.00)  $        (0.38)
                                              ===============  ===============

                              Tone in Twenty
                       (a development stage company)
                       NOTES TO FINANCIAL STATEMENTS
                              August 31, 2008

NOTE 12.   RECENTLY ACCOUNTING PRONOUNCEMENTS

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60". SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB's amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133. This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB
107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment. In particular, the staff indicated in SAB 107 that it will accept a company's

                              Tone in Twenty
                       (a development stage company)
                       NOTES TO FINANCIAL STATEMENTS
                              August 31, 2008

NOTE 12.   RECENT ACCOUNTING PRONOUNCEMENTS - CONTINUED

election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for "plain vanilla" share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

                              Tone in Twenty
                       (a development stage company)
                       NOTES TO FINANCIAL STATEMENTS
                              August 31, 2008


NOTE 12.   RECENT ACCOUNTING PRONOUNCEMENTS - CONTINUED

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations.'This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.
This Statement establishes principles and requirements for how the acquirer:
(a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities-Including an Amendment of FASB Statement No.
115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entities first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements. The Company will adopt SFAS No. 159 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

                              Tone in Twenty
                       (a development stage company)
                       NOTES TO FINANCIAL STATEMENTS
                              August 31, 2008


In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements
This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this statement March 1, 2008, and it is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.


NOTE 13.  LEGAL PROCEEDINGS

A complaint has been filed with the Office of the Labor Commissioner, Department of Business and Industry, State of Nevada, against the Company by a former officer. The claim alleges unpaid wages and commissions owed to the former officer in the amount of $7,357, which were allegedly earned during the period from April 1, 2007 to July 30, 2007. The complaint was filed on September 11, 2008, and there has been no further progress in the matter to date. Management intends to contest the case vigorously, and expects a favorable outcome. The range of potential loss in the event of an unfavorable outcome would be approximately $7,357, which is the amount claimed.


NOTE 14.  RESTATEMENT

We concluded that we should restate our audited financial statements for the year ended August 31, 2007 to correct errors in our Balance Sheet, Statement of Operations, Statement of Stockholders' Equity and Cash Flow Statements to accurately reflect our $5,000 fixed asset which was purchased during the fiscal year August 31, 2007. These corrections are now reflected in our restated financial statements. (See Financial Footnote 3.)

Item 9. Changes in and Disagreements With Accountants On Accounting and Financial Disclosure.

None.

Item 9A(T). Controls and Procedures.

Evaluation of disclosure controls and procedures
------------------------------------------------

Management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of those internal controls. As defined by the SEC, internal control over financial reporting is a process designed by our principal executive officer/principal financial officer, who is also the sole member of our Board of Directors, to provide reasonable assurance regarding the reliability of financial reporting and the reparation of the financial statements in accordance with U. S. generally accepted accounting principles.

As of the end of the period covered by this report, we initially carried out an evaluation, under the supervision and with the participation of our President (who is also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President and chief financial officer initially concluded that our disclosure controls and procedures were not effective.


Management's Report On Internal Control Over Financial Reporting
----------------------------------------------------------------

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

- Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

- Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

- Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of August 31, 2008 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.
This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our President in connection with the review of our financial statements as of August 31, 2008.

Management believes that the material weaknesses set forth in items (2) and
(3) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

This annual report does not include an attestation report of the Corporation's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Corporation's registered public accounting firm pursuant to temporary rules of the SEC that permit the Corporation to provide only the management's report in this annual report.


Management's Remediation Initiatives
------------------------------------

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We anticipate that these initiatives will be at least partially, if not fully, implemented by August 31, 2009. Additionally, we plan to test our updated controls and remediate our deficiencies by August 31, 2009.

Changes in internal controls over financial reporting
-----------------------------------------------------

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

None.

                                    PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information regarding our current directors and executive officers. Our executive officers serve one-year terms.




Name                  Age     Positions and Offices Held
------------------    ---     --------------------------

John Dean Harper      46      President and Director



The business address for our officers/directors is:  c/o  Tone in Twenty,
4301 S. Valley View Ave., Suite 20, Las Vegas, NV   89103, and our telephone
number at this address is (702) 604-7038.

Set forth below is a brief description of the background and business experience of our sole officer and director.


John Dean Harper, Director, President and Secretary
---------------------------------------------------

Mr. Harper is a graduate of Ohio University in Athens, Ohio with Bachelors of Business Administration degree and a double major in Business Pre-Law and General Business. He is also a graduate of the University of Cincinnati, College of Law with a Juris Doctor. Mr. Harper has a private law practice focusing primarily on corporate law, labor/employment and litigation. Mr. Harper serves as counsel for the Las Vegas Police Protective Association, General Counsel, 1998-Present.

Work Experience:
----------------

Dates            Name of Company                      Job Title
-----            --------------                       ---------

1986-1989        Univ. of Cincinnati, College of Law  Law Student
1989-1991        Schottenstein, Zox and Dunn          Assoc. Atty.
1991-1995        Redmon & Harper                      Partner
1996-1998        Gugino & Schwartz                    Assoc. Atty.
1999-2002        Starbase-1 Coffee Co. Ltd.           President
2000-2002        Lock-Gun.com                         President
1998-Present     Injured Police Officers Fund         General Counsel
2001-2005        Absolute Glass Protection, Inc.      Pres., Treasurer,
                                                      Director
1996-Present     John Dean Harper, Attorney at Law
1998-Present     Las Vegas Police Protective Assoc.   General Counsel
1998-Present     Nevada Conf. of Police and Sheriffs  General Counsel


Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all
Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that as of the date of this report they were not current in his 16(a) reports.

Board of Directors

Our board of directors currently consists of one member, Mr. John Dean Harper. Our directors serve one-year terms.

Audit Committee
---------------

The company does not presently have an Audit Committee. The sole member of the Board sits as the Audit Committee. No qualified financial expert has been hired because the company is too small to afford such expense.


Committees and Procedures
-------------------------

     (1) The registrant has no standing audit, nominating and compensation committees of the Board of Directors, or committees performing similar functions. The Board acts itself in lieu of committees due to its small size.

     (2) The view of the board of directors is that it is appropriate for the registrant not to have such a committee because its directors participate in the consideration of director nominees and the board and the company are so small.

     (3) The members of the Board who acts as nominating committee is not independent, pursuant to the definition of independence of a national securities exchange registered pursuant to section 6(a) of the Act (15 U.S.C. 78f(a).

     (4) The nominating committee has no policy with regard to the consideration of any director candidates recommended by security holders, but the committee will consider director candidates recommended by security holders.


     (5) The basis for the view of the board of directors that it is appropriate for the registrant not to have such a policy is that there is no need to adopt a policy for a small company.

     (6) The nominating committee will consider candidates recommended by security holders, and by security holders in submitting such recommendations.

     (7) There are no specific, minimum qualifications that the nominating committee believes must be met by a nominee recommended by security holders except to find anyone willing to serve with a clean background.

     (8) The nominating committee's process for identifying and evaluation of nominees for director, including nominees recommended by security holders, is to find qualified persons willing to serve with a clean backgrounds. There are no differences in the manner in which the nominating committee evaluates nominees for director based on whether the nominee is recommended by a security holder, or found by the board.


Code of Ethics

We have not adopted a Code of Ethics for the Board and any salaried employees.


Limitation of Liability of Directors
------------------------------------

Pursuant to the Nevada General Corporation Law, our Articles of Incorporation exclude personal liability for our Directors for monetary damages based upon any violation of their fiduciary duties as Directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, or any transaction from which a Director receives an improper personal benefit. This exclusion of liability does not limit any right which a Director may have to be indemnified and does not affect any Director's liability under federal or applicable state securities laws. We have agreed to indemnify our directors against expenses, judgments, and amounts paid in settlement in connection with any claim against a Director if he acted in good faith and in a manner he believed to be in our best interests.

Nevada Anti-Takeover Law and Charter and By-law Provisions
----------------------------------------------------------

The anti-takeover provisions of Sections 78.411 through 78.445 of the Nevada Corporation Law apply to Tone in Twenty. Section 78.438 of the Nevada law prohibits the Company from merging with or selling more than 5% of our assets or stock to any shareholder who owns or owned more than 10% of any stock or any entity related to a 10% shareholder for three years after the date on which the shareholder acquired the Tone in Twenty shares, unless the transaction is approved by Tone in Twenty's Board of Directors. The provisions also prohibit the Company from completing any of the transactions described in the preceding sentence with a 10% shareholder who has held the shares more than three years and its related entities unless the transaction is approved by our Board of Directors or a majority of our shares, other than shares owned by that 10% shareholder or any related entity. These provisions could delay, defer or prevent a change in control of Tone in Twenty

Item 11.  Executive Compensation

The following table sets forth summary compensation information for the fiscal year ended August 31, 2008 for our President and sole director.
We did not have any executive officer as of the fiscal year end of August 31, 2008 receive any compensation.

Compensation
------------

As a result of our the Company's current limited available cash, no officer or director received compensation since August 4, 2006 (inception) of the company through August 31, 2008. Tone in Twenty has no intention of paying any salaries at this time. We intend to pay salaries when cash flow permits.



Summary Compensation Table
--------------------------

                                                             All
                             Fiscal                         Other
                              Year                          Compen-
                             ending  Salary Bonus  Awards   sation    Total
Name and Principal Position  Aug. 31   ($)    ($)    ($)      ($)      ($)
----------------------------------------------------------------------------
John Dean Harper     CEO/Dir.  2008    -0-    -0-      -0-     -0-     -0-
                               2007    -0-    -0-      -0-     -0-     -0-


We do not maintain key-man life insurance for any our executive officers/ directors. We do not have any long-term compensation plans or stock option plans.


Stock Option Grants
-------------------

We did not grant any stock options to the executive officers or directors from inception through fiscal year end August 31, 2008.


Outstanding Equity Awards at 2008 Fiscal Year-End
-------------------------------------------------

We did not have any outstanding equity awards as of August 31, 2008.

Option Exercises for Fiscal 2008
--------------------------------

There were no options exercised by our named executive officer in fiscal 2008.

Potential Payments Upon Termination or Change in Control
--------------------------------------------------------

We have not entered into any compensatory plans or arrangements with respect to our named executive officer, which would in any way result in payments to such officer because of his resignation, retirement, or other termination of employment with us or our subsidiaries, or any change in control of, or a change in his responsibilities following a change in control.

Director Compensation
---------------------

We did not pay our directors any compensation during fiscal years ending August 31, 2008 or August 31, 2007.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.


The following table presents information, to the best of our knowledge, about the ownership of our common stock on December 8, 2008 relating to those persons known to beneficially own more than 5% of our capital stock and by our named executive officer and sole director.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes shares of common stock that the stockholder has a right to acquire within 60 days after December 8, 2008 pursuant to options, warrants, conversion privileges or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of Tone in Twenty's common stock.

We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.


                                      AMOUNT AND    PERCENT OF    PERCENT OF
                                      NATURE OF     CLASS         CLASS
TITLE OF    NAME OF BENEFICIAL        BENEFICIAL    BEFORE        AFTER
CLASS       OWNER AND POSITION        OWNERSHIP     CONVERSION(1) CONVERSION(2)
Common      John Dean Harper,       2,200,000       84.0%          2.1%
Stock       4301 S. Valley View Ave.
            Suite 20
            Las Vegas, NV   89103
----------------------------------------------------------------------------
Ownership upon conversion of
  shareholders' preferred stock:

Common      San Nicholas, Inc.     100,000,000       0.0%         97.0%
Stock
----------------------------------------------------------------------------
Common     All Executive Officers
Stock         and Directors as a
              Group (1 person)       2,200,000      84.0%          2.1%

(1) Percent of Class based on 2,625,000 shares before conversion of Series A Callable and Convertible Preferred shares.
(2) Percent of Class based on 102,625,000 after conversion of the 500,000 Series A Callable and Convertible Preferred shares.
(3) San Nicholas, Inc. a Nevada Corporation, beneficially owned and Controlled by Mrs. Eva Esparza, Escobedo 435 Ote., Torreon,
     Coah, Mexico. Note: The Company entered into a lock-up with San Nicholas, Inc. on November 10, 2008 (see Exhibit 10.1).

We are not aware of any arrangements that may result in "changes in control" as that term is defined by the provisions of Item 403(c) of Regulation S-B.

We believe that all persons named have full voting and investment power with respect to the shares indicated, unless otherwise noted in the table. Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase our common stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The company's sole officer/director has contributed office space for our use. There is no charge to us for the space. Our officer will not seek reimbursement for past office expenses.

Through a Board Resolution, the Company hired the professional services of Moore & Associates, Chartered, Certified Public Accountants, to perform audited financials for the Company. Moore & Associates, Chartered own no stock in the Company. The company has no formal contracts with its accountants, they are paid on a fee for service basis.

Other than as set forth above, there are no transactions since our inception, or proposed transactions, to which we were or are to be a party, in which any of the following persons had or is to have a direct or indirect material interest:

a) Any director or executive officer of the small business issuer;

b) Any majority security holder; and

c) Any member of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the persons in the above.

Item 14. Principal Accountant Fees and Services.

Moore & Associates, Chartered served as our principal independent public accountants for fiscal years ending August 31, 2008 and August 31, 2007. Aggregate fees billed to us for the years ended August 31, 2008 and 2008 by Moore & Associates were as follows:


                                                         For the Years Ended
                                                              August 31,
                                                         -------------------
                                                            2008      2007
                                                         -------------------
(1) Audit Fees(1)                                          $5,500    $1,000
(2) Audit-Related Fees                                       -0-       -0-
(3) Tax Fees                                                 -0-       -0-
(4) All Other Fees                                           -0-       -0-

Total fees paid or accrued to our principal accountant


(1) Audit Fees include fees billed and expected to be billed for services performed to comply with Generally Accepted Auditing Standards (GAAS), including the recurring audit of the Company's financial statements for such period included in this Annual Report on Form 10-K and for the reviews of the quarterly financial statements included in the Quarterly Reports on Form 10-QSB filed with the Securities and Exchange Commission.


Audit Committee Policies and Procedures
---------------------------------------

We do not have an audit committee; therefore our sole director pre-approves all services to be provided to us by our independent auditor. This process involves obtaining (i) a written description of the proposed services, (ii) the confirmation of our Principal Accounting Officer that the services are compatible with maintaining specific principles relating to independence, and
(iii) confirmation from our securities counsel that the services are not among those that our independent auditors have been prohibited from performing under SEC rules. Our sole director then makes a determination to approve or disapprove the engagement of Moore & Associates for the proposed services. In the fiscal year ending August 31, 2008, all fees paid to Moore & Associates were unanimously pre-approved in accordance with this policy.

Less than 50 percent of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year were attributed to work performed by persons other than the principal accountant's full-time, permanent employees.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules.


The following information required under this item is filed as part of this report:

(a) 1. Financial Statements

                                                                     Page
                                                                     ----
Management's Report on Internal Control Over Financial Reporting       25
Report of Independent Registered Public Accounting Firm               F-1
Balance Sheets                                                        F-2
Statements of Operations                                              F-3
Statements of Stockholders' Equity                                    F-4
Statements of Cash Flows                                              F-5

(b) 2. Financial Statement Schedules

None.

(c) 3. Exhibit Index

                                                 Incorporated by reference
                                                 -------------------------

                                        Filed          Period           Filing
Exhibit       Exhibit Description     herewith  Form   ending  Exhibit   date
------------------------------------------------------------------------------
 3.1       Tone in Twenty Articles               SB-2           3.1   11-02-07
           of Incorporation
------------------------------------------------------------------------------
 3.2       Bylaws as currently                   SB-2           3.2   11-02-07
           in effect
------------------------------------------------------------------------------
 3.2       Amended Articles of                   SB-2           3.2   11-02-07
           incorporation in effect
------------------------------------------------------------------------------
10.1       Preferred share lock-up
           agreement dated Nov. 10, 2008  X
------------------------------------------------------------------------------
23.1       Consent Letter from Moore      X
           and Associates Chartered
------------------------------------------------------------------------------
31.1       Certification of President     X
           and Principal Financial
           Officer, pursuant to Section
           302 of the Sarbanes-Oxley
           Act
------------------------------------------------------------------------------
31.2       Certification of President     X
           and Principal Financial
           Officer, pursuant to Section
           906 of the Sarbanes-Oxley
           Act
------------------------------------------------------------------------------

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tone in Twenty

By: /s/ John Dean Harper
    --------------------------
        John Dean Harper
        President and Director

Date:  December 8, 2008
       ----------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

Name


By: /s/ John Dean Harper
    -----------------------
        John Dean Harper
        President, Secretary,
        Treasurer and Director
        (Principal Executive,
        Principal Financial and
        Principal Accounting Officer)


Date:  December 8, 2008
       ----------------