Form 10-Q
period 2008-11-30
Tone in Twenty
filed 2009-01-13
CIK 1415684

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                    FORM 10-Q

                      ------------------------------------

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 2008

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                               ------------------

                        Commission file number   000-53166

                               TONE IN TWENTY
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                               ------------------

              Nevada                                          77-0664193
-------------------------------                           -------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

            4301 S. Valley View Ave., Suite 20, Las Vegas, NV   89103
            ---------------------------------------------------------
               (Address of principal executive offices)(Zip Code)
         Issuer's telephone number, including area code: (702) 604-7038

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer |_|                Accelerated filer |_|
Non-accelerated filer |_|                  Smaller Reporting Company |X|
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

As of January 2, 2009, the registrant's outstanding common stock consisted of 2,625,000 shares, $0.001 Par Value. Authorized - 195,000,000 common voting shares. 500,000 preferred issued, 5,000,000 authorized.

                               Table of Contents
                                Tone in Twenty
                              Index to Form 10-Q
           For the Quarterly Period Ended November 30, 2008


Part I.  Financial Information

                                                                        Page
Item 1.  Financial Statements

   Condensed Balance Sheets as of November 30, 2008 and August 31, 2008   3

   Condensed Statements of Income for the three months
     ended November 30, 2008 and 2007                                     4

   Condensed Statements of Cash Flows for the three months
    ended November 30, 2008 and 2007                                      5

   Notes to Condensed Financial Statements                                6

Item 2.  Management's Discussion and Analysis of Financial Condition
   and Results of Operations                                              8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk      15

Item 4.  Controls and Procedures                                         16

Part II  Other Information

Item 1.  Legal Proceedings                                               18

Item 1A.  Risk Factors                                                   18

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds     18

Item 3 -- Defaults Upon Senior Securities                                18

Item 4 -- Submission of Matters to a Vote of Security Holders            19

Item 5 -- Other Information                                              19

Item 6.  Exhibits                                                        19

Signatures                                                               20


Part I.  Financial Information

Item 1.  Financial Statements

                               Tone in Twenty
                       (a development stage company)
                          Condensed Balance Sheets


Condensed Balance Sheets

                                                   November 30,
                                                       2008     August 31,
                                                   (Unaudited)     2008
                                                    ----------  ----------
Assets

Current Assets:
   Cash                                             $  2,824     $ 2,860
   Funds held in escrow                                    -       2,559
                                                    ---------    --------
     Total Current Assets                              2,824       5,419

Fixed Assets                                               0           0
                                                    ---------    --------

TOTAL ASSETS                                        $  2,824     $ 5,419
                                                    =========    ========

Liabilities and Stockholders' Equity

Current Liabilities:
   Accounts payable                                 $  7,882     $ 4,000
   Accrued liability                                   2,357       2,357
                                                    ---------    --------
     Total liabilities                                10,239       6,357
                                                    ---------    --------

Stockholders' equity:

   Preferred stock, $0.001 par value, 5,000,000
     shares authorized, 500,000 shares
     issued and outstanding as of 11/30/08 and
     8/31/08, respectively                               500         500
   Common stock, $0.001 par value, 195,000,000
     shares authorized, 2,625,000 shares
     issued and outstanding as of 11/30/08 and
     8/31/08, respectively                             2,625       2,625
   Additional Paid-in Capital                      1,018,254   1,018,254
   (Deficit) accumulated during
     development stage                            (1,028,794)  (1,022,317)
                                                  -----------   ---------
     Total stockholders' equity                       (7,415)       (938)
                                                    ---------   ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $  2,824    $  5,419
                                                    =========   =========

   The accompanying notes are an integral part of these statements.

                              Tone in Twenty
                       (a development stage company)
                    Condensed Statements of Operations
                                (unaudited)


Condensed Statements of Operations

                                                              For the period
                                                                   from
                             For the 3 months For the 3 months August 4, 2006
                                   ending        ending       (Inception) to
                                November 30,   November 30,    November 30,
                                    2008           2007            2008
                                ------------  --------------  --------------
Revenue                         $         -   $           -   $       7,979
                                ------------  --------------  --------------

Expenses:

  General and administrative
    expenses                          6,477             270       1,029,983
  Incorporating Fees                      -               -           1,000
  Advertising                             -               -           5,790
                                ------------  --------------  --------------

     Total expenses                   6,477             270       1,036,773
                                ------------  --------------  --------------

Net (loss) from operations      $    (6,477)  $        (270)  $  (1,028,794)
                                ------------  --------------  --------------

Provision for income taxes                -               -               -
                                ------------  --------------  --------------

Net (loss)                      $    (6,477)  $        (270)  $  (1,028,794)
                                ============  ==============  ==============

Basic Weighted Average
Number of Common Shares
Outstanding                        2,625,000      2,625,000
                                =============  =============

Net (loss) per share - basic and
  fully diluted                 $      (0.00)  $      (0.00)
                                =============  =============

     The accompanying notes are an integral part of these statements

                              Tone in Twenty
                       (a development stage company)
                    Condensed Statements of Cash Flows
                               (unaudited)


Condensed Statements of Cash Flows

                                                              For the period
                                                                   from
                             For the 3 months For the 3 months August 4, 2006
                                   ending        ending       (Inception) to
                                November 30,   November 30,    November 30,
                                    2008           2007            2008
                                ------------  --------------  --------------
Operating activities:
  Net income (loss)             $    (6,477)  $        (270)  $  (1,028,794)
  Adjustments to reconcile net
   loss to net cash provided
   (used) by operating activities:
     Changes in operating assets
       and liabilities                    -               -           9,000
     Increase in accrued liability        -               -           2,357
     Increase in accounts payable     3,882               -           3,882
     Beneficial Conversion of
       preferred stock                    -               -         994,929
                                ------------  --------------  --------------
  Net cash provided from
    operating activities             (2,595)           (270)        (18,626)
                                ------------  --------------  --------------


Investing activities:
  Disposition of fixed assets             -               -           5,000
                                ------------  --------------  --------------
  Net cash provided by
    investing activities                  -               -           5,000
                                ------------  --------------  --------------


Financing activities:
  Issuances of common stock               -               -           6,450
  Issuances of preferred stock            -               -          10,000
                                ------------  --------------  --------------
  Net cash provided from financing
    activities                            -               -          16,450
                                ------------  --------------  --------------


Net increase (decrease) in cash      (2,595)           (270)          2,824
Cash and equivalents - beginning      5,419          13,489               -
                                ------------  --------------  --------------
Cash and equivalents - ending   $     2,824   $      13,219           2,824
                                ============  ==============  ==============


Supplemental disclosures:
  Interest paid                 $         -   $           -   $           -
                                ============  ==============  ==============
  Income taxes paid             $         -   $           -   $           -
                                ============  ==============  ==============
  Non-cash transactions         $         -   $           -   $           -
                                ============  ==============  ==============


The accompanying notes are an integral part of these statements

                               Tone in Twenty
                       (a development stage company)
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                             November 30, 2008

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the period ended August 31, 2008 and notes thereto included in the Company's 10-K annual statement. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.


Note 2 - Going concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at November 30, 2008, the Company has recognized revenues of $7,979 to date and has accumulated operating losses of approximately $(1,028,794) since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

                               Tone in Twenty
                       (a development stage company)
                  NOTES TO CONDENSED FINANCIAL STATEMENTS
                             November 30, 2008


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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

The Company may from time to time make written or oral "forward-looking statements" including statements contained in this report and in other communications by the Company, which are made in good faith by the Company pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements include statements of the Company's plans, objectives, expectations, estimates and intentions, which are subject to change based on various important factors (some of which are beyond the Company's control). The following factors, in addition to others not listed, could cause the Company's actual results to differ materially from those expressed in forward looking statements: the strength of the domestic and local economies in which the Company conducts operations, the impact of current uncertainties in global economic conditions and the ongoing financial crisis affecting the domestic and foreign banking system and financial markets, including the impact on the Company's suppliers and customers, changes in client needs and consumer spending habits, the impact of competition and technological change on the Company, the Company's ability to manage its growth effectively, including its ability to successfully integrate any business which it might acquire, and currency fluctuations. All forward-looking statements in this report are based upon information available to the Company on the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law.

Critical Accounting Policies
----------------------------

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our Registration Statement for the fiscal year ended August 31, 2007.

Results of Operations
---------------------

Overview of Current Operations
------------------------------

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

Activities to date have been limited primarily to organization, initial capitalization, establishing an appropriate operating facility in Las Vegas, Nevada, and commencing its initial operational plans. As of the date of this quarterly report, the Company has developed a business plan, established administrative offices and tested its business model.


Tone in Twenty's Business Plan
------------------------------

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


Tone in Twenty's Funding Requirements
-------------------------------------

Tone in Twenty does not have the required capital or funding to open its planned fitness centers. Management anticipates Tone in Twenty will require at least $100,000 to complete to train personnel, and open these fitness centers. The Company has started seeking funding from a number of sources, but has not secured any funding at this time. Management has been seeking funding, but has been unable to raise the necessary capital during these weak economic conditions.

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



Results of Operations for the quarter ended November 30, 2008
--------------------------------------------------------------

For the quarter ending November 30, 2008, we experienced a net loss of $6,477 as compared to a net loss of $(270) for the same period last year. The net loss for the quarter ending November 30, 2008 was contributed to general and administrative expense of $6,477. Since our inception on August 4, 2006, we experienced a net loss of $1,028,794 which was based on the accounting of the beneficial conversion feature of our preferred stock to common stock. Most of the actual general and administrative expenses, since our inception, represented legal and audit fees. Our cash at hand as of November 30, 2008 was $2,824. In our November 30, 2008 quarterly financials, our auditor issued an opinion that our financial condition raises substantial doubt about the Company's ability to continue as a going concern.

Accrued Liability
-----------------

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


Revenues
--------

Since our inception on August 4, 2006 through August 31, 2008, we generated
$7,979 in revenues derived from an evaluation program.   We generated no
revenues for the quarter ending November 30, 2008. This compares to no revenues for the quarter ending November 30, 2007. We do not anticipate earning any significant revenues until such time as we can establish fitness centers.

Plan of Operation
-----------------

Management does not believe that the Company will be able to generate any significant profit during the coming year, as the company seeks financing to execute its business plan. Management believes developmental and marketing costs will most likely exceed any anticipated revenues for the coming year.

Management intends to personally finance Tone in Twenty, without seeking reimbursement, to ensure that the Company has enough funds to operate for the next twelve (12) months without the need to raise additional capital to meet its fully reporting obligations in its normal course of business.


Going Concern
-------------

Our independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.


Summary of any product research and development that we will perform for the term of our plan of operation.
-----------------------------------------------------------------------------

We do not anticipate performing any additional significant product research and development under our current plan of operation.


Expected purchase or sale of plant and significant equipment.
-------------------------------------------------------------

We do not anticipate the purchase or sale of any plant or significant equipment; as such items are not required by us at this time.



Significant changes in the number of employees.
-----------------------------------------------

As of November 30, 2008, we did not have any employees. We are dependent upon our sole officer and director for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources
-------------------------------

The Company is authorized to issue 195,000,000 shares of its $0.001 par value common stock and 5,000,000 shares of its $0.001 par value preferred stock.
As of January 2, 2009, the Company has 2,625,000 shares of common stock issued and outstanding.

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

As a result of our the Company's current limited available cash, no officer or director received compensation through the three months ended November 30, 2008. No officer or director received stock options or other non-cash compensation since the Company's inception through November 30, 2008 . The Company has no employment agreements in place with its officers. Nor does the Company owe its officers any accrued compensation, as the Officers agreed to work for company at no cost, until the company can become profitable on a consistent Quarter-to-Quarter basis.


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

Critical Accounting Policies and Estimates
------------------------------------------

Revenue Recognition: We recognize revenue from product sales once all of the following criteria for revenue recognition have been met: pervasive evidence that an agreement exists; the services have been rendered; the fee is fixed and determinable and not subject to refund or adjustment; and collection of the amount due is reasonable assured.


New Accounting Standards
------------------------

In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements". This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the de-consolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years and interim periods beginning after December 15, 2008. The adoption of SFAS 160 is not expected to have a material impact on the Company's financial position, results of operation or cash flows.

As of January 1, 2008 we adopted SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"). SFAS No. 159 allows the company to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The adoption of SFAS 159 has not had a material impact on our financial position, results of operation or cash flows.

As of January 1, 2008 we adopted SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value and provides guidance for measuring and disclosing fair value. The adoption of SFAS 157 has not had a material impact on our financial position, results of operation or cash flows.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4T. Controls and Procedures

(a)  Evaluation of Internal Controls and Procedures

Tone in Twenty is committed to maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(b) of the Exchange Act, Tone in Twenty has carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and the Chief Financial Officer, (who is also our principal financial and accounting officer), to provide reasonable assurance regarding the reliability of financial reporting and the reparation of the financial statements in accordance with U. S. generally accepted accounting principles.

The evaluation examined those disclosure controls and procedures as of November 30, 2008, the end of the period covered by this report Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public
Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of November 30, 2008.

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

Additional procedures were performed in order for management to conclude with reasonable assurance that the Company's financial statements contained in this Quarterly Report on Form 10-Q present fairly, in all material respects, the Company's financial position, results of operations and cash flows for the periods presented.


(b)  Management's Remediation Initiatives
-----------------------------------------

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

(c)  Changes in internal controls over financial reporting
----------------------------------------------------------

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II. OTHER INFORMATION

Item 1 -- Legal Proceedings

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


Item 1A - Risk Factors

See Risk Factors set forth in Part I, Item 1A of the Company's Registration Statement on Form SB-2 for the fiscal year ended August 31, 2008 and the discussion in Item 1, above, under "Financial Condition - Liquidity and Capital resources.

Item 2 -- Unregistered Sales of Equity Securities and Use of Proceeds

On August 4, 2006 (inception), the Registrant issued 2,200,000 par value $0.001 common shares of stock to the Company's founder for $2,200 cash.

In February, 2007, the Registrant issued 500,000 shares of its $0.001 par
value non-voting Callable and Convertible Preferred stock.   All securities
were issued in reliance upon an exemption from registration under Section 4(2) of the Securities Act as a transaction not involving a public offering. The Preferred Stock converts to two hundred shares of common stock for each share of Preferred Stock.

In March, 2007, the Registrant conducted a private placement without any general solicitation or advertisement. The Company issued 425,000 shares of its $0.001 par value common stock to non-affiliated investors for cash of $4,250 pursuant to a Regulation D, Rule 505 of the Securities Exchange Act of 1934. All securities were issued in reliance upon an exemption from registration under Section 4(2) of the Securities Act as a transaction not involving a public offering.

There have been no other issuance of shares since our inception on August 4, 2006.


Item 3 -- Defaults Upon Senior Securities

None.

Item 4 -- Submission of Matters to a Vote of Security Holders

None.

Item 5 -- Other Information

None.

Item 6 -- Exhibits

                                                 Incorporated by reference
                                                 -------------------------

                                        Filed          Period           Filing
Exhibit       Exhibit Description     herewith  Form   ending  Exhibit   date
------------------------------------------------------------------------------
 3.1       Tone in Twenty Articles               SB-2           3.1   11-02-07
           of Incorporation
------------------------------------------------------------------------------
 3.2       Bylaws as currently                   SB-2           3.2   11-02-07
           in effect
------------------------------------------------------------------------------
 3.2       Amended Articles of                   SB-2           3.2   11-02-07
           incorporation in effect
------------------------------------------------------------------------------
10.1       Preferred share lock-up
           agreement dated Nov. 10, 2008         10K  8/31/08  10.1   12-12-08
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

                                              Tone in Twenty
                                          --------------------------
                                                 Registrant


Date:  January 8, 2009            By:  /s/ John Dean Harper
       ---------------            -------------------------------------------
                                           John Dean Harper
                                           President and Director