Form 10-Q
period 2009-02-28
Tone in Twenty
filed 2009-04-14
CIK 1415684

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

                For the quarterly period ended February 28, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

As of April 2, 2009, the registrant's outstanding common stock consisted of 2,625,000 shares, $0.001 Par Value. Authorized - 195,000,000 common voting shares. 500,000 preferred issued, 5,000,000 authorized.

                               Table of Contents
                                Tone in Twenty
                              Index to Form 10-Q
                For the Quarterly Period Ended February 28, 2009


Part I.  Financial Information

                                                                        Page
Item 1.  Financial Statements

   Condensed Balance Sheets as of February 28, 2009 and August 31, 2008   3

   Condensed Statements of Income for the three and six months
     ended February 28, 2009 and 2008                                     4

   Condensed Statements of Cash Flows for the six months
    ended February 28, 2009 and 2008                                      5

   Notes to Condensed Financial Statements                                6

Item 2.  Management's Discussion and Analysis of Financial Condition
   and Results of Operations                                              8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk      15

Item 4.  Controls and Procedures                                         16

Part II  Other Information

Item 1.  Legal Proceedings                                               18

Item 1A.  Risk Factors                                                   18

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds     18

Item 3 -- Defaults Upon Senior Securities                                18

Item 4 -- Submission of Matters to a Vote of Security Holders            19

Item 5 -- Other Information                                              19

Item 6.  Exhibits                                                        19

Signatures                                                               20


Part I.  Financial Information

Item 1.  Financial Statements

                               Tone in Twenty
                       (a development stage company)
                          Condensed Balance Sheets

Condensed Balance Sheets
                                                   February 28,
                                                       2009     August 31,
                                                   (Unaudited)     2008
                                                    ----------  ----------
Assets

Current Assets:
   Cash                                             $  2,800     $ 2,860
   Funds held in escrow                                    -       2,559
   Prepaid expense                                     5,500           -
                                                    ---------    --------
     Total Current Assets                              8,300       5,419

Fixed Assets                                               0           0
                                                    ---------    --------

TOTAL ASSETS                                        $  8,300     $ 5,419
                                                    =========    ========

Liabilities and Stockholders' Equity

Current Liabilities:
   Accounts payable                                 $      -     $ 4,000
   Accrued liability                                   2,357       2,357
                                                    ---------    --------
     Total liabilities                                 2,357       6,357
                                                    ---------    --------

Stockholders' equity:

   Preferred stock, $0.001 par value, 5,000,000
     shares authorized, 500,000 shares
     issued and outstanding as of 2/28/09 and
     8/31/08, respectively                               500         500
   Common stock, $0.001 par value, 195,000,000
     shares authorized, 2,625,000 shares
     issued and outstanding as of 2/28/09 and
     8/31/08, respectively                             2,625       2,625
   Additional Paid-in Capital                      1,032,886   1,018,254
   (Deficit) accumulated during
     development stage                            (1,030,068)  (1,022,317)
                                                  -----------   ---------
     Total stockholders' equity                        5,943        (938)
                                                    ---------   ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $  8,300    $  5,419
                                                    =========   =========

   The accompanying notes are an integral part of these statements.

                              Tone in Twenty
                       (a development stage company)
                    Condensed Statements of Operations
                                (unaudited)

Condensed Statements of Operations
                                                                      For the
                                                                    period from
                                                                     August 4,
                     For the three             For the six             2006
                     months ended              months ended         (inception)
               ------------------------- -------------------------      to
               February 28, February 29, February 28, February 29, February 28,
                   2009         2008         2009         2008         2009
               ------------ ------------ ------------ ------------ ------------
Revenue        $         -  $            $         -  $            $     7,979
               ------------ ------------ ------------ ------------ ------------

Expenses:

General &
 administrative      1,274        1,013        7,751        1,283    1,031,257
Incorporating
 fees                    -            -            -            -        1,000
Advertising              -        4,166            -        4,166        5,790
               ------------ ------------ ------------ ------------ ------------
Total expenses       1,274        5,179        7,751        5,449    1,038,047
               ------------ ------------ ------------ ------------ ------------

Net (loss)
 before provision
 for income
 taxes              (1,274)      (5,179)      (7,751)      (5,449)  (1,030,068)

Provision for
 income taxes            -            -            -            -            -
               ------------ ------------ ------------ ------------ ------------

Net (loss)     $    (1,274) $    (5,179) $    (7,751) $    (5,449) $(1,030,068)
               ============ ============ ============ ============ ============

Net (loss) per
share - basic
and fully
diluted        $     (0.00) $     (0.00) $     (0.00) $     (0.00)
               ============ ============ ============ ============

Weighted average
number of shares
outstanding -
basic and fully
diluted          2,625,000    2,625,000    2,625,000    2,625,000
               ============ ============ ============ ============

     The accompanying notes are an integral part of these statements

                              Tone in Twenty
                       (a development stage company)
                    Condensed Statements of Cash Flows
                                (unaudited)

Condensed Statements of Cash Flows
                                                                      For the
                                                                    period from
                                                                     August 4,
                                               For the six             2006
                                               months ended         (inception)
                                         -------------------------      to
                                         February 28, February 29, February 28,
                                             2009         2008         2009
                                         ------------ ------------ ------------
Operating Activities:
Net (loss)                               $    (7,751) $    (5,449) $(1,030,068)
Adjustments to reconcile net
 loss to net cash provided (used)
 by operating activities:
   Changes in operating assets and
     liabilities                                   -            -        9,000
   Increase in accrued liability                   -            -        2,357
   Increase (decrease) in accounts
     payable                                  (4,000)           -       (4,000)
   (Increase) decrease in prepaid
     expenses                                 (5,500)           -       (5,500)
   Beneficial conversion
    of preferred stock                             -            -      994,929
                                         ------------ ------------ ------------
Net cash (used)
by operating activities                      (17,251)      (5,449)     (33,282)
                                         ------------ ------------ ------------

Investing Activities:
Disposition of fixed assets                        -            -        5,000
                                         ------------ ------------ ------------
Net cash provided by investing
activities                                         -            -        5,000
                                         ------------ ------------ ------------

Financing Activities:
Issuances of common stock                          -            -        6,450
Issuances of preferred stock                       -            -       10,000
Contributed capital                           14,632            -       14,632
                                         ------------ ------------ ------------
Net cash provided by financing
activities                                    14,632            -       31,082
                                         ------------ ------------ ------------

Net increase (decrease) in cash               (2,619)      (5,449)       2,800

Cash and equivalents - beginning               5,419       13,489            -
                                         ------------ ------------ ------------

Cash and equivalents - ending            $     2,800  $     8,040  $     2,800
                                         ============ ============ ============

Supplemental disclosures:
  Interest paid                          $         -  $         -  $         -
                                         ============ ============ ============
  Income taxes paid                      $         -  $         -  $         -
                                         ============ ============ ============
  Non-cash transactions                  $         -  $         -  $         -
                                         ============ ============ ============

  The accompanying notes are an integral part of these financial statements.

                               Tone in Twenty
                       (a development stage company)
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                              February 28, 2009

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


Note 2 - Going concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at February 28, 2009, the Company has recognized revenues of $7,979 to date and has accumulated operating losses of approximately $(1,030,068) since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

                               Tone in Twenty
                       (a development stage company)
                  NOTES TO CONDENSED FINANCIAL STATEMENTS
                             February 28, 2009


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


Tone in Twenty's Funding Requirements
-------------------------------------

Tone in Twenty does not have the required capital or funding to open its planned fitness centers. Management anticipates Tone in Twenty will require at least $100,000 to complete to train personnel, and open these fitness centers. The Company has started seeking funding from a number of sources, but has not secured any funding at this time. Management has been seeking funding from a number of sources, but has not secured any funding at this time.
Management has been unable to raise the necessary capital during these weak economic conditions.

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



Results of Operations for the quarter ended February 28, 2009
-------------------------------------------------------------

For the quarter ending February 28, 2009, we experienced a net loss of $(1,274) as compared to a net loss of $(5,179) for the same period last year. The net loss for the quarter ending February 28, 2009 was contributed to general and administrative expense of $1,274. For the six months ending February 28, 2009, we experienced a net loss of $(7,751) as compared to a net loss of $(5,449) for the same period last year. The net loss for the six months ending February 28, 2009 was contributed to general and administrative expense of $7,751. Since our inception on August 4, 2006, we experienced a net loss of $1,030,068 which was mostly based on the accounting of the beneficial conversion feature of our preferred stock to common stock. Most of the actual general and administrative expenses, since our inception, represented legal and audit fees. Our cash on hand as of February 28, 2009 was $2,800. In our February 28, 2009 quarterly financials, our auditor issued an opinion that our financial condition raises substantial doubt about the Company's ability to continue as a going concern.

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


Revenues
--------

Since our inception on August 4, 2006 through August 31, 2008, we generated
$7,979 in revenues derived from an evaluation program.   We generated no
revenues for the six months ending February 28, 2009. This compares to no revenues for six months ending February 28, 2008. We do not anticipate earning any significant revenues until such time as we can establish fitness centers.

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



Significant changes in the number of employees.
-----------------------------------------------

As of February 28, 2009, we did not have any employees. We are dependent upon our sole officer and director for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources
-------------------------------

The Company is authorized to issue 195,000,000 shares of its $0.001 par value common stock and 5,000,000 shares of its $0.001 par value preferred stock.
As of April 2, 2009, the Company has 2,625,000 shares of common stock issued and outstanding.

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

As a result of our the Company's current limited available cash, no officer or director received compensation through the three months ended February 28, 2009. No officer or director received stock options or other non-cash compensation since the Company's inception through February 28, 2009 . The Company has no employment agreements in place with its officers. Nor does the Company owe its officers any accrued compensation, as the Officers agreed to work for company at no cost, until the company can become profitable on a consistent Quarter-to-Quarter basis.


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

The evaluation examined those disclosure controls and procedures as of February 28, 2009, the end of the period covered by this report Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public
Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of February 28, 2009.

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

A complaint has been filed with the Office of the Labor Commissioner, Department of Business and Industry, State of Nevada, against the Company by a former officer. This complaint has subsequently been denied by the Office of the Labor Commissioner. An appeal can still be made, and the Statue of Limitations has not expired with regards to this complaint. The sole officer of the company, who is also an attorney, has devoted much of his time and company resources to address this complaint.


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

                                              Tone in Twenty
                                          --------------------------
                                                 Registrant


Date:  April 2, 2009            By:  /s/ John Dean Harper
       -------------            ---------------------------------
                                         John Dean Harper
                                         President and Director