Form 10-Q
period 2009-05-31
Tone in Twenty
filed 2009-07-06
CIK 1415684

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

                For the quarterly period ended May 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

As of June 26, 2009, the registrant's outstanding common stock consisted of 2,625,000 shares, $0.001 Par Value. Authorized - 195,000,000 common voting shares. 500,000 preferred issued, 5,000,000 authorized.

                               Table of Contents
                                Tone in Twenty
                              Index to Form 10-Q
                   For the Quarterly Period Ended May 31, 2009


Part I.  Financial Information

                                                                        Page
Item 1.  Financial Statements

   Condensed Balance Sheets as of May 31, 2009 and August 31, 2008        3

   Condensed Statements of Income for the three and nine months
     ended May 31, 2009 and 2008                                          4

   Condensed Statements of Cash Flows for the nine months
    ended May 31, 2009 and 2008                                           5

   Notes to Condensed Financial Statements                                6

Item 2.  Management's Discussion and Analysis of Financial Condition
   and Results of Operations                                              8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk      15

Item 4.  Controls and Procedures                                         16

Part II  Other Information

Item 1.  Legal Proceedings                                               18

Item 1A.  Risk Factors                                                   18

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds     18

Item 3 -- Defaults Upon Senior Securities                                18

Item 4 -- Submission of Matters to a Vote of Security Holders            19

Item 5 -- Other Information                                              19

Item 6.  Exhibits                                                        19

Signatures                                                               20


Part I.  Financial Information

Item 1.  Financial Statements

                               Tone in Twenty
                       (a development stage company)
                          Condensed Balance Sheets

                                                      May 31,
                                                       2009     August 31,
                                                   (Unaudited)     2008
                                                    ----------  ----------
Assets

Current Assets:
   Cash                                             $  2,781     $ 2,860
   Funds held in escrow                                    -       2,559
   Prepaid expense                                     4,500           -
                                                    ---------    --------
     Total Current Assets                              7,281       5,419

Fixed Assets                                               0           0
                                                    ---------    --------

TOTAL ASSETS                                        $  7,281     $ 5,419
                                                    =========    ========

Liabilities and Stockholders' Equity

Current Liabilities:
   Accounts payable                                 $      -     $ 4,000
   Accrued liability                                       -       2,357
                                                    ---------    --------
     Total liabilities                                     -       6,357
                                                    ---------    --------

Stockholders' equity:

   Preferred stock, $0.001 par value, 5,000,000
     shares authorized, 500,000 shares
     issued and outstanding as of 5/31/09 and
     8/31/08, respectively                               500         500
   Common stock, $0.001 par value, 195,000,000
     shares authorized, 2,625,000 shares
     issued and outstanding as of 5/31/09 and
     8/31/08, respectively                             2,625       2,625
   Additional Paid-in Capital                      1,032,886   1,018,254
   (Deficit) accumulated during
     development stage                            (1,028,730)  (1,022,317)
                                                  -----------   ---------
     Total stockholders' equity                        7,281        (938)
                                                    ---------   ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $  7,281    $  5,419
                                                    =========   =========

   The accompanying notes are an integral part of these statements.

                              Tone in Twenty
                       (a development stage company)
                    Condensed Statements of Operations
                                (unaudited)


                                                                      For the
                                                                    period from
                                                                     August 4,
                     For the three             For the nine            2006
                     months ended              months ended         (inception)
               ------------------------- -------------------------      to
                  May 31,      May 31,      May 31,      May 31,      May 31,
                   2009         2008         2009         2008         2009
               ------------ ------------ ------------ ------------ ------------
Revenue        $         -  $         -  $         -  $         -  $     7,979
               ------------ ------------ ------------ ------------ ------------

Expenses:

General &
 administrative      1,019        1,662        8,770        2,945    1,032,276
Incorporating
 fees                    -            -            -            -        1,000
Advertising              -            -            -        4,166        5,790
               ------------ ------------ ------------ ------------ ------------
Total expenses       1,019        1,662        8,770        7,111    1,039,066
               ------------ ------------ ------------ ------------ ------------

Other Income:

Extraordinary
 gain on
 settlement of
 litigation          2,357            -        2,357            -        2,357
               ------------ ------------ ------------ ------------ ------------
Total other
 income              2,357            -        2,357            -        2,357
               ------------ ------------ ------------ ------------ ------------

Net income (loss)
 before provision
 for income
 taxes               1,338      (1,662)       (6,413)      (7,111)  (1,028,730)

Provision for
 income taxes            -            -            -            -            -
               ------------ ------------ ------------ ------------ ------------

Net income
 (loss)        $     1,338  $    (1,662) $    (6,413) $    (7,111) $(1,028,730)
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
               ============ ============ ============ ============

     The accompanying notes are an integral part of these statements

                              Tone in Twenty
                       (a development stage company)
                    Condensed Statements of Cash Flows
                                (unaudited)

                                                                      For the
                                                                    period from
                                                                     August 4,
                                               For the nine            2006
                                               months ended         (inception)
                                         -------------------------      to
                                            May 31,      May 31,      May 31,
                                             2009         2008         2009
                                         ------------ ------------ ------------
Operating Activities:
Net (loss)                               $    (6,413) $    (7,111) $(1,028,730)
Adjustments to reconcile net
 loss to net cash provided (used)
 by operating activities:
   Changes in operating assets and
     liabilities                                   -            -        9,000
   Increase (decrease) in accounts
     payable                                  (4,000)           -       (4,000)
   (Increase) decrease in prepaid
     expenses                                 (4,500)           -       (4,500)
   (Decrease) in accrued liability            (2,357)           -            -
   Beneficial conversion
    of preferred stock                             -            -      994,929
                                         ------------ ------------ ------------
Net cash (used)
by operating activities                      (17,270)      (7,111)     (33,301)
                                         ------------ ------------ ------------

Investing Activities:
Disposition of fixed assets                        -            -        5,000
                                         ------------ ------------ ------------
Net cash provided by investing
activities                                         -            -        5,000
                                         ------------ ------------ ------------

Financing Activities:
Issuances of common stock                          -            -        6,450
Issuances of preferred stock                       -            -       10,000
Contributed capital                           14,632            -       14,632
                                         ------------ ------------ ------------
Net cash provided by financing
activities                                    14,632            -       31,082
                                         ------------ ------------ ------------

Net increase (decrease) in cash               (2,638)      (7,111)       2,781

Cash and equivalents - beginning               5,419       13,489            -
                                         ------------ ------------ ------------

Cash and equivalents - ending            $     2,781  $     6,378  $     2,781
                                         ============ ============ ============

Supplemental disclosures:
  Interest paid                          $         -  $         -  $         -
                                         ============ ============ ============
  Income taxes paid                      $         -  $         -  $         -
                                         ============ ============ ============
  Non-cash transactions                  $         -  $         -  $         -
                                         ============ ============ ============

  The accompanying notes are an integral part of these financial statements.

                               Tone in Twenty
                       (a development stage company)
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                                May 31, 2009


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


Note 2 - Going concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at May 31, 2009, the Company has recognized revenues of $7,979 to date and has accumulated operating losses of approximately $(1,028,730) since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

                               Tone in Twenty
                       (a development stage company)
                  NOTES TO CONDENSED FINANCIAL STATEMENTS
                                May 31, 2009


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


Note 4 - Legal Proceedings

A complaint was filed on September 11, 2008 with the Office of the Labor Commissioner, Department of Business and Industry, State of Nevada, against the Company by a former officer. The claim alleged unpaid wages and commissions owed to the former officer in the amount of $7,357, which were allegedly earned during the period from April 1, 2007 to July 30, 2007. The Company has been informed by the Office of the Labor Commissioner that it cannot find wrongdoing by the Company, that insufficient evidence exists to support the complaint, and that the complaint will not be further pursued by the Department of Business and Industry, State of Nevada.


Note 5 - Subsequent Event

On June 10, 2009 the Company filed a Preliminary Information Statement with the U. S. Securities and Exchange Commission to effectuate a six-for-one (6:1) reverse stock split for both the common stock and callable and convertible preferred stock. The reverse split will take place at least 20 days after the Definitive Information Statement has been mailed to the company's stockholders.

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



Results of Operations for the quarter ended May 31, 2009
--------------------------------------------------------

For the quarter ending May 31, 2009, we experienced a net income of $1,338 as compared to a net loss of $(1,662) for the same period last year. The net income for the quarter ending May 31, 2009 was contributed to general and administrative expense of $1,019. For the six months ending May 31, 2009, we experienced a net loss of $(6,413) as compared to a net loss of $(7,111) for the same period last year. The net loss for the six months ending May 31, 2009 was contributed to general and administrative expense of $8,770. Since our inception on August 4, 2006, we experienced a net loss of $1,028,730 which was mostly based on the accounting of the beneficial conversion feature of our preferred stock to common stock. Most of the actual general and administrative expenses, since our inception, represented legal and audit fees. Our cash at hand as of May 31, 2009 was $2,781. In our May 31, 2009 quarterly financials, our auditor issued an opinion that our financial condition raises substantial doubt about the Company's ability to continue as a going concern.


Revenues
--------

Since our inception on August 4, 2006 through August 31, 2008, we generated
$7,979 in revenues derived from an evaluation program.   We generated no
revenues for the nine months ending May 31, 2009. This compares to no revenues for nine months ending May 31, 2008. We do not anticipate earning any significant revenues until such time as we can establish fitness centers.

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



Significant changes in the number of employees.
-----------------------------------------------

As of May 31, 2009, we did not have any employees. We are dependent upon our sole officer and director for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources
-------------------------------

The Company is authorized to issue 195,000,000 shares of its $0.001 par value common stock and 5,000,000 shares of its $0.001 par value preferred stock.
As of June 26, 2009, the Company has 2,625,000 shares of common stock issued and outstanding.

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

As a result of our the Company's current limited available cash, no officer or director received compensation through the nine months ended May 31, 2009. No officer or director received stock options or other non-cash compensation since the Company's inception through May 31, 2009 . The
Company has no employment agreements in place with its officers. Nor does the Company owe its officers any accrued compensation, as the Officers agreed to work for company at no cost, until the company can become profitable on a consistent Quarter-to-Quarter basis.


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

The evaluation examined those disclosure controls and procedures as of May 31, 2009, the end of the period covered by this report. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of May 31, 2009.

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

A complaint was filed on September 11, 2008 with the Office of the Labor Commissioner, Department of Business and Industry, State of Nevada, against the Company by a former officer. The claim alleged unpaid wages and commissions owed to the former officer in the amount of $7,357, which were allegedly earned during the period from April 1, 2007 to July 30, 2007. The Company has been informed by the Office of the Labor Commissioner that it cannot find wrongdoing by the Company, that insufficient evidence exists to support the complaint, and that the complaint will not be further pursued by the Department of Business and Industry, State of Nevada.

Based on this favorable decision by the Office of the Labor Commissioner, management believes that we are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us, which may materially affect us.


Item 1A - Risk Factors

See Risk Factors set forth in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2008 and the discussion in
Item 1, above, under "Liquidity and Capital Resources."

Item 2 -- Unregistered Sales of Equity Securities and Use of Proceeds

None.


Item 3 -- Defaults Upon Senior Securities

None.

Item 4 -- Submission of Matters to a Vote of Security Holders

None.

Item 5 -- Other Information

On June 10, 2009 the Company filed a Preliminary Information Statement with the U. S. Securities and Exchange Commission to effectuate a six-for-one (6:1) reverse stock split for both the common stock and callable and convertible preferred stock. The reverse split will take place at least 20 days after the Definitive Information Statement has been mailed to the company's stockholders.


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
------------------------------------------------------------------------------
31.1       Certification of President     X
           and Principal Financial
           Officer, pursuant to Section
           302 of the Sarbanes-Oxley
           Act
------------------------------------------------------------------------------
32.1       Certification of President     X
           and Principal Financial
           Officer, pursuant to Section
           906 of the Sarbanes-Oxley
           Act
------------------------------------------------------------------------------

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


Date:  June 26, 2009            By:  /s/ John Dean Harper
       -------------            ---------------------------------
                                         John Dean Harper
                                         President and Director