Form 10-K
period 2009-08-31
Tone in Twenty
filed 2009-12-10
CIK 1415684

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended August 31, 2009

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to ____________

     Commission file number:  000-53166

                                   Tone in Twenty
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Nevada                                    77-0664193
    ------------------------                      ------------------------
    (State of incorporation)                      (I.R.S. Employer ID No.)

               3433 Losee Rd., Suite 2, North Las Vegas, NV  89030
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                              Yes[X] No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed fiscal year:

The aggregate market value of the Company's common shares of voting stock held by non-affiliates of the Company at December 9, 2009, computed by reference to the $0.12 Registration Statement per-share price on April 8, 2008, was $51,000. This was the most recent value of common shares, as no trades occurred during the fiscal year ended August 31, 2009.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

As of December 9, 2009, the registrant's outstanding common stock consisted of 437,500 shares, $0.001 Par Value. Authorized - 195,000,000 common voting shares. 83,333 preferred issued, 5,000,000 authorized.


DOCUMENTS INCORPORATED BY REFERENCE:

None.

Transitional Small Business Disclosure Format: Yes [ ] No [X]


                                      INDEX


         Title                                                          Page
ITEM 1.  BUSINESS                                                         5

ITEM 1A. RISK FACTORS                                                    11

ITEM 1B. UNRESOLVED STAFF COMMENTS                                       18

ITEM 2.  PROPERTIES                                                      18

ITEM 3.  LEGAL PROCEEDINGS                                               18

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS             18

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS        19

ITEM 6.  SELECTED FINANCIAL DATA                                         20

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF                         20
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 7A. QUANTITIVE AND QUALITIVE DISCLOSURES ABOUT MARKET RISK          29

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                     29

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON                30
         ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 9A(T)  CONTROLS AND PROCEDURES                                      31

ITEM 9B  OTHER INFORMATION                                               33

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE          34

ITEM 11. EXECUTIVE COMPENSATION                                          38

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS,                39
         MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                  41
         AND DIRECTOR INDEPENDENCE

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES                          42

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES                         43


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

In this form 10-K references to "Tone in Twenty", "the Company", "we," "us," and "our" refer to Tone in Twenty


                              AVAILABLE INFORMATION

We file annual, quarterly and special reports and other information with the SEC. You can read these SEC filings and reports over the Internet at the SEC's website at www.sec.gov. You can also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, NE, Washington, DC 20549 on official business days between the hours of 10:00 am and 3:00 pm. Please call the SEC at (800) SEC-0330 for further information on the operations of the public reference facilities.
We will provide a copy of our annual report to security holders, including audited financial statements, at no charge upon receipt to of a written request to us at Tone in Twenty, 3433 Losee Rd., Suite 2, North Las Vegas,
NV 89030.

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

The Company's business plan is to establish a model physical fitness facility in order to train personal trainers on these isometric training techniques. Once these trainers have been fully educated and demonstrated competencies in these techniques, the Company will seek additional locations to host isometric fitness training. The Company's goal is to open four locations throughout the Las Vegas valley in order to have economies of scale in its marketing. Our major obstacle in moving our business plan forward is funding. Management believes we need to raise $100,000 in order to fund our business. It is management's goal to obtain the necessary funding in the next six months.

Currently, the Company is not operational, the Company did conduct an evaluation of its personal fitness training using isometric techniques between January-June, 2007, in Las Vegas, NV. Management identified a physical fitness center that permitted the use of its facilities to conduct this evaluation. The Company spent $5,389 to advertise its fitness training program in the local newspapers and subsequently generated $7,979 in business. This evaluation model helped management define the Company's services and advertising program.

Based on this evaluation, management believes it can duplicate this model. Management is preparing this Registration Statement with the plan to raise $100,000 in funding, provided the Company is listed on the Over the Counter Bulletin Board. Management believes that if the Company is listed on the Over the Counter Bulletin Board, it might be easier to fund the Company, as it gives potential investors an exit strategy. However, there are no assurances even if the Company is listed on the OTC-Bulletin Board that it will be able to fund its future operations.

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


The Industry
------------

It is management's belief that the industry is well established with a number of well-financed competitors who have an established client base. There are many large gym facilities in Las Vegas, where the Company is based, such as Gold's Gym, Las Vegas Athletic Club and 24-Hour Fitness. Management believes the American society has increased knowledge and awareness of personal health and fitness over the past decade through various media outlets, such as television, magazines and the Internet. This has prompted the rapid building of gyms and other personal fitness locations. Tone in Twenty plans to focus on a particular segment of the fitness industry, by specializing in providing personal isometric training at competitive prices for the market it serves.


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

All of our competitors have significantly greater financial, marketing, other resources, and larger customer bases than we have and are less financially leveraged than we are. As a result, these competitors may be able to adapt changes in customer requirements more quickly; introduce new and more innovative products more quickly; better adapt to downturns in the economy or other decreases in sales; better withstand pressure for cancelled services, take advantage of an acquisition and other opportunities more readily; devote greater resources to the marketing and sale of their products; and adapt more aggressive pricing policies.


Tone in Twenty's Funding Requirements
-------------------------------------

Tone in Twenty does not have the required capital or funding to open its planned fitness centers. Management anticipates Tone in Twenty will require at least $100,000 to complete to train personnel, and open these fitness centers. The Company has started seeking funding from a number of sources, but has not secured any funding during this economic downturn. Management will continue to seek different funding sources in order to initiate its business plan, but has not been successful.

Future funding could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities and/or amortization of expenses related to goodwill and other intangible assets, which could materially adversely affect the Company's business, results of operations and financial condition. Any future acquisitions of other businesses, technologies, services or product(s) might require the Company to obtain additional equity or debt financing, which might not be available on terms favorable to the Company, or at all, and such financing, if available, might be dilutive.


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


Research and Development Activities and Costs

Tone in Twenty did not incur any research and development costs for the years ended August 31, 2009 and 2008, and has no plans to undertake any research and development activities during the next year of operations.

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


Employees
---------

The Company does not have any employees. All functions including development, strategy, negotiations and clerical work is being provided by our officer/director on a voluntary basis, without compensation. We have no intention of hiring employees until the business has been successfully launched and we have sufficient, reliable revenue from our operations.

Item 1A. Risk Factors.

             Risk Factors Relating to Our Financial Condition

1. We may not be able to raise sufficient capital or generate adequate revenue to meet our obligations and fund our operating expenses.

As of August 31, 2009, the Company had $2,013 in cash and cash equivalents. The Company's business plan is to provide personal fitness training using isometric techniques. These plans will require additional capital. The Company needs to raise at least one hundred thousand dollars ($100,000) in order to implement its business plan. The Company currently does not have enough funds to fully implement its business plan. Failure to raise adequate capital and generate adequate sales revenues to meet our obligations and develop and sustain our operations could result in reducing or ceasing our operations.

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

The Company has prepared financial statements as of year-end August 31, 2009 reporting that the Company is in its developmental stages. Its ability to continue to operate as a going concern is fully dependent upon the Company obtaining sufficient financing to continue its development and operational activities. The ability to achieve profitable operations is in direct correlation to the Company's ability to raise sufficient financing. Accordingly, management believes the Company's continued existence, future expansion, and ultimate profitability is fully dependent upon raising sufficient proceeds from this offering. It is important to note that even if the appropriate financing is received, there is no guarantee that the Company will ever be able to operate profitably or derive any significant revenues from its operation. The Company could be required to raise additional financing to fully implement its entire business plan.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has recognized an accumulated deficit of approximately $1,022,693 and $1,013,817 since inception on August 4, 2006 through August 31, 2009 and 2008, respectively, which raises substantial doubt about its ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our generating cash flow sufficient to fund operations and reducing operating expenses. Our business plan may not be successful in addressing these issues. If we cannot continue as a going concern, our stockholders may lose their entire investment in us.

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

10.  We may not ever pay cash dividends.

The Company has not paid any cash dividends on the stock to date, and there can be no guarantee that the Company will be able to pay cash dividends on the stock in the foreseeable future. Initial earnings that the Company may realize, if any, will be retained to finance the growth of the Company. Any future dividends, of which there can be no guarantee, will be directly dependent upon earnings of the Company, its financial requirements and other factors that are not determined. We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them. There is no assurance that stockholders will be able to sell shares when desired.

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

Our Articles of Incorporation authorize the issuance of 195,000,000 shares of common stock and 5,000,000 convertible preferred shares. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

In February, 2007, the Company issued 83,333 shares of its $0.001 par value preferred stock at approximately $0.12 per share to one non-affiliated shareholder for $10,000. These preferred shares can be converted to 16,666,600 common shares on the preferred shareholder's demand.

On February 23, 2007, the Company filed a Certificate of Amendment with the Nevada Secretary of State that states: "Series A Preferred shares shall be designated as "Callable and Convertible Preferred Stock". The corporation has the right to call for and purchase these shares at any time, within twelve months of issue, either at par value or at a slight premium above par value, or if corporation should designate that these shares are deemed not callable, the holders of these non-voting Series A Preferred Shares shall have the right to cause the corporation to redeem shares for Common Stock at any time. Each holder of the non-voting Series A Callable and Convertible Preferred Stock shall have the right to convert all or any portion of such shares as such holder desires to convert, into shares of the Common Stock of the corporation, as follows: each share of Series A Convertible Preferred Stock can be exchanged for two hundred (200) shares of Common Stock of the corporation."

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

Our stock has been cleared for trading on the OTC-Bulletin Board. To continue being eligible for quotation on the OTCBB, we must remain current in their filings with the SEC. In order for us to remain in compliance we will require future revenues or future funding to cover the cost of these filings, which could comprise a substantial portion of our available cash resources.

21. We may issue additional shares of preferred stock in the future that may adversely impact your rights as holders of our common stock.

Our articles of incorporation authorize us to issue up to 5,000,000 shares of "blank check" convertible preferred stock. To date, the Company has issued 83,333 shares of convertible preferred stock. Our board of directors will have the authority to fix and determine the relative rights and preferences of preferred shares, as well as the authority to issue additional shares, without further stockholder approval. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders preferred rights to our assets upon liquidation, the right to receive dividends before dividends are declared to holders of our common stock, and the right to the redemption of such preferred shares, together with a premium, prior to the redemption of the common stock. To the extent that we do issue such additional shares of preferred stock, your rights as holders of common stock could be impaired thereby, including, without limitation, dilution of your ownership interests in us. In addition, shares of preferred stock could be issued with terms calculated to delay or prevent a change in control or make removal of management more difficult, which may not be in your interest as holders of common stock.

Series A Preferred shares shall be designated as "Callable and Convertible Preferred Stock". The corporation has the right to call for and purchase these shares at any time, within twelve months of issue, either at par value or at a slight premium above par value, or if corporation should designate that these shares are deemed not callable, the holders of these non-voting Series A Preferred Shares shall have the right to cause the corporation to redeem shares for Common Stock at any time. Each holder of the non-voting Series A Callable and Convertible Preferred Stock shall have the right to convert all or any portion of such shares as such holder desires to convert, into shares of the Common Stock of the corporation, as follows: each share of Series A Convertible Preferred Stock can be exchanged for two hundred (200) shares of Common Stock of the corporation."

22. Although our stock is listed on the OTC-BB, a trading market has not yet developed, purchasers of our securities may have difficulty selling their shares.

There is currently no active trading market in our securities and there are no assurance that a market may develop or, if developed, may not be sustained. If no market is ever developed for our common stock, it will be difficult for you to sell any shares in our Company. In such a case, you may find that you are unable to achieve any benefit from your investment or liquidate your shares without considerable delay, if at all.


Item 1B. Unresolved Staff Comments.

Not applicable.


Item 2. Properties.

Our corporate headquarters are located at 3433 Losee Rd., Suite 2, North Las Vegas, NV 89030. There is no charge to us for the space. Our officer will not seek reimbursement for past office expenses. We believe our current office space is adequate for our immediate needs; however, as our operations expand, we may need to locate and secure additional office space.


Item 3. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.


Item 4. Submission of Matters to a Vote of Security Holders.

On June 4, 2009, the major shareholder representing approximately 84% of the Company's outstanding and issued capital stock gave written consent to approve a six-for-one (6:1) reverse stock split for Tone and Twenty's common stock. The reverse stock split took effect on August 31, 2009. Upon the reverse stock split, the stock trading symbol for Tone and Twenty on the OTC-BB changed from TTWY to TTWZ.

                                    PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Tone in Twenty Common Stock, $0.001 par value, is traded on the OTC-Bulletin Board under the symbol: TTWZ. The stock was cleared for trading on the OTC-Bulletin Board on November 24, 2008.

Since the Company has been cleared for trading, through December 9, 2009, there have been no trades of the Company's stock. There are no assurances that a market will ever develop for the Company's stock.


(b) Holders of Common Stock

As of December 9, 2009, there were approximately thirty-two (32) holders of record of our Common Stock and 437,500 shares issued and outstanding.


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


Recent Sales of Unregistered Securities

There we no sales of any stock during the fiscal years ending August 31, 2009 or 2008.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the years ended August 31, 2009 or 2008.


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


Results of Operations for the year ended August 31, 2009 and 2008
-----------------------------------------------------------------

Since our inception on August 4, 2006 through August 31, 2009, we generated
$7,979 in revenues derived from an evaluation program.   We generated no
revenues for the fiscal years ending August 31, 2009 and 2008. We do not anticipate earning any significant revenues until such time as we can establish fitness centers.

For the fiscal year ending August 31, 2009, we experienced a net loss of $8,876 as compared to a net loss of $21,927 for the same period last year. The net loss for the year ending August 31, 2009 was attributed to general and administrative expense of $4,233 and audit fees of $7,000. Our cash at hand as of August 31, 2009 was $2,013. In our August 31, 2009 year-end financials, our auditor issued an opinion that our financial condition raises substantial doubt about the Company's ability to continue as a going concern.


Revenues
--------

Since our inception on August 4, 2006 through August 31, 2009, we generated $7,979 in revenues derived from an evaluation program. We generated no revenues for the fiscal years ending August 31, 2009 and 2008. We do not anticipate earning any significant revenues until such time as we can establish fitness centers. We are presently in the development stage of our business and we can provide no assurance that we will be successful in opening any fitness centers.


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


Significant changes in the number of employees
----------------------------------------------

As of August 31, 2009, we did not have any employees. We are dependent upon our sole officer and a director for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.


Liquidity and Capital Resources
-------------------------------

Our balance sheets as of August 31, 2009 and 2008 reflect current assets of $2,013 and $2,860, and current liabilities of $336 and $2,941, respectively. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date. Notwithstanding, we anticipate generating losses and therefore we may be unable to continue operations in the future. We anticipate we will require additional capital up to approximately $100,000 and we would have to issue debt or equity or enter into a strategic arrangement with a third party. We intend to try and raise capital through a private offering after this registration statement is declared effective and our shares are quoted on the Over the Counter Bulletin Board. There can be no assurance that additional capital will be available to us and there can be no assurance that our shares will be quoted on the Over the Counter Bulletin Board. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.


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

As a result of the Company's current limited available cash, no officer or director received cash compensation during the year ended August 31, 2009. The Company has no employment agreements in place with its officers.

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

Critical Accounting Policies and Estimates
------------------------------------------

The Company recognizes revenue on an accrual basis as it invoices for services. Revenue is generally realized or realizable and earned when all of the following criteria are met: 1) persuasive evidence of an arrangement exists between the Company and the customer(s); 2) services have been rendered; 3) the price to the customer is fixed or determinable; and 4) collectibility is reasonably assured. For the period from August 4, 2006 (inception) to August 31, 2009, the Company has recognized revenues of $7,979. The Company has recognized no revenues for the years ended
August 31, 2009 and 2008, respectively.

New Accounting Standards
------------------------

June 2009, the FASB issued FASB No. 166, "Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140" ("FASB 166"). The provisions of FASB 166, in part, amend the derecognition guidance in FASB Statement No. 140, eliminate the exemption from consolidation for qualifying special-purpose entities and require additional disclosures. FASB 166 is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009. The Company does not expect the provisions of FASB 166 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued FASB No. 167, "Amendments to FASB Interpretation No. 46(R) ("FASB 167"). FASB 167 amends the consolidation guidance applicable to variable interest entities. The rovisions of FASB 167 significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R). FASB 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. FASB 167 will be effective for the Company beginning in 2010. The Company does not expect the provisions of FASB 167 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued FASB No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162" ("FASB No. 168"). Under FASB No. 168 the "FASB Accounting Standards Codification" ("Codification") will become the source of authoritative
U. S. GAAP to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. FASB No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. On the effective date, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. FASB No. 168 is effective for the Company's interim quarterly period beginning July 1, 2009. The Company does not expect the adoption of FASB No. 168 to have an impact on the financial statements.

In June 2009, the Securities and Exchange Commission's Office of the Chief Accountant and Division of Corporation Finance announced the release of Staff Accounting Bulletin (SAB) No. 112. This staff accounting bulletin amends or rescinds portions of the interpretive guidance included in the Staff Accounting Bulletin Series in order to make the relevant interpretive guidance consistent with current authoritative accounting and auditing guidance and Securities and Exchange Commission rules and regulations. Specifically, the staff is updating the Series in order to bring existing guidance into conformity with recent pronouncements by the Financial Accounting Standards Board, namely, Statement of Financial Accounting Standards No. 141 (revised
2007), Business Combinations, and Statement of Financial Accounting

Standards No. 160, Non-controlling Interests in Consolidated Financial Statements. The statements in staff accounting bulletins are not rules or interpretations of the Commission, nor are they published as bearing the Commission's official approval. They represent interpretations and practices followed by the Division of Corporation Finance and the Office of the Chief Accountant in administering the disclosure requirements of the Federal securities laws.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP shall be effective for interim reporting periods ending after June 15, 2009. The Company does not have any fair value of financial instruments to disclose.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The FSP shall be effective for interim and annual reporting periods ending after June 15, 2009. The Company currently does not have any financial assets that are other-than-temporarily impaired.

In April 2009, the FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, to address some of the application issues under FASB 141(R). The FSP deals with the initial recognition and measurement of an asset acquired or a liability assumed in a business combination that arises from a contingency provided the asset or liability's fair value on the date of acquisition can be determined. When the fair value can-not be determined, the FSP requires using the guidance under FASB No. 5, Accounting for Contingencies, and FASB

Interpretation (FIN) No. 14, Reasonable Estimation of the Amount of a Loss. This FSP was effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after January 1, 2009. The adoption of this FSP has not had a material impact on our financial position, results of operations, or cash flows during the fiscal years ended August 31, 2009 or 2008.

In April 2009, the FASB issued FSP No. FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("FSP FAS 157-4"). FSP FAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly. Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value. This FSP is effective for interim and annual periods ending after June 15, 2009. The Company does not expect the adoption of FSP FAS 157-4 will have a material impact on its financial condition or results of operation.

In October 2008, the FASB issued FSP No. FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active," ("FSP FAS 157-3"), which clarifies application of FASB 157 in a market that is not active. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of FSP FAS 157-3 had no impact on the Company's results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, "Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities." This disclosure-only FSP improves the transparency of transfers of financial assets and an enterprise's involvement with variable interest entities, including qualifying special-purpose entities. This FSP is effective for the first reporting period (interim or annual) ending after December 15, 2008, with earlier application encouraged. The Company adopted this FSP effective January 1, 2009. The adoption of the FSP had no impact on the Company's results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets" ("FSP FAS 132(R)- 1"). FSP FAS 132(R)-1 requires additional fair value disclosures about employers' pension and postretirement benefit plan assets consistent with guidance contained in FASB 157. Specifically, employers will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets and information about the inputs and valuation techniques used to develop the fair value measurements of plan assets. This FSP is effective for fiscal years ending after December 15, 2009. The Company does not expect the adoption of FSP FAS 132(R)-1 will have a material impact on its financial condition or results of operation.

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of FASB No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and FASB Interpretation 46 (revised December 9003), "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51," as well as other modifications. While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the Company anticipates the changes will not have a significant impact on the Company's financial statements. The changes would be effective
March 1, 2010, on a prospective basis.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, "Earnings per Share." FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

In May 2008, the Financial Accounting Standards Board ("FASB") issued FASB No. 163, "Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60". FASB No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. FASB No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. FASB No. 163 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board ("FASB") issued FASB No. 162, "The Hierarchy of Generally Accepted Accounting Principles". FASB No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. FASB No. 162 will become effective 60 days after the SEC approves the PCAOB's amendments to AU Section 411 of the AICPA Professional Standards. FASB No. 162 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued FASB No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133. This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of FASB No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.


Item 8. Financial Statements and Supplementary Data.

Index to Financial Statements


                              Financial Statement
                              -------------------


                                                                   PAGE
                                                                   ----
Independent Auditors' Report                                       F-1
Balance Sheets                                                     F-2
Statements of Operations                                           F-3
Statements of Stockholders' Equity                                 F-4-5
Statements of Cash Flows                                           F-6
Notes to Financials                                                F-7


SEALE AND BEERS, CPAs
PCAOB & CPAB REGISTERED AUDITORS
--------------------------------
www.sealebeers.com


         REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
         -------------------------------------------------------

To the Board of Directors
Tone in Twenty
(A Development Stage Company)

We have audited the accompanying balance sheets of Tone in Twenty (A Development Stage Company) as of August 31, 2009 and 2008 (restated), and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended August 31, 2009 and 2008 (restated), and from inception on August 4, 2006 through August 31, 2009 (restated). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tone in Twenty (A Development Stage Company) as of August 31, 2009 and 2008 (restated), and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended August 31, 2009 and 2008 (restated), and from inception on August 4, 2006 through August 31, 2009 (restated), in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has recognized an accumulated deficit of approximately $1,022,693 and $1,013,817 since inception on August 4, 2006 through August 31, 2009 and 2008, respectively, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs
-------------------------
    Seale and Beers, CPAs
    Las Vegas, Nevada
    December 9, 2009

              50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107
                  Phone: (888)727-8251 Fax: (888)782-2351

                               Tone in Twenty
                       (A Development Stage Company)
                               Balance Sheets

                                                                August 31,
                                                    August 31,     2008
                                                       2009     (Restated)
                                                    ----------  ----------
ASSETS
  Current Assets
    Cash and cash equivalents                       $   2,013   $   2,860
    Funds held in escrow                                    -           -
                                                    ----------  ----------
  Total current assets                                  2,013       2,860

  Other Assets
    Prepaid expense                                     3,500           -
                                                    ----------  ----------
  Total other assets                                    3,500           -
                                                    ----------  ----------
TOTAL ASSETS                                        $   5,513   $   2,860
                                                    ==========  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities
    Accounts payable                                $     336   $   2,941
    Accrued liability                                       -       2,357
                                                    ----------  ----------
  Total current liabilities                               336       5,298
                                                    ----------  ----------

  Stockholders' Equity (Deficit)
    Convertible Preferred stock, $0.001 par value,
      5,000,000 shares authorized, 83,333 shares
      issued and outstanding as of 8/31/09 and
      8/31/08, respectively (1)                            83          83
    Common stock, $0.001 par value, 195,000,000
      shares authorized, 437,500 shares
      issued and outstanding as of 8/31/09 and
      8/31/08, respectively                               438         438
    Additional Paid-in Capital                      1,027,349   1,010,858
    Deficit accumulated during
      development stage                            (1,022,693) (1,013,817)
                                                    ----------  ----------
  Total stockholders' equity (deficit)                  5,177      (2,438)
                                                    ----------  ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)$   5,513   $   2,860
                                                    ==========  ==========

(1) Please see Note 6 Stockholders' Equity, Preferred Stock section for information regarding the conversion feature of the preferred stock.

  The accompanying notes are an integral part of these financial statements.

                              Tone in Twenty
                          Statements of Operations
                       (A Development Stage Company)

                                              For the year  August 4, 2006
                                For the year     ending     (Inception) to
                                   ending      August 31,     August 31,
                                 August 31,       2008           2009
                                    2009       (Restated)     (Restated)
                                ------------  ------------  --------------
REVENUE                         $         -   $         -   $       7,979

EXPENSES
 Advertising                              -         4,166           5,389
 Audit fees                           7,000         7,500          15,500
 General & administrative             4,233         5,261          12,211
                                ------------  ------------  --------------
Total expenses                       11,233        16,927          33,100
                                ------------  ------------  --------------

Net (loss) from operations          (11,233)      (16,927)        (25,121)

OTHER INCOME/EXPENSES
 Extraordinary gain                   2,357             -           2,357
 Beneficial conversion feature            -             -        (994,929)
 Disposition of fixed asset               -        (5,000)         (5,000)
                                ------------  ------------  --------------
Total other income/expenses           2,357        (5,000)       (997,572)

Provision for income taxes                -             -               -
                                ------------  ------------  --------------

NET (LOSS)                      $    (8,876)  $   (21,927)  $  (1,022,693)
                                ============  ============  ==============

(LOSS) PER SHARE - BASIC (1)    $     (0.02)  $     (0.05)
                                ============  ============

(LOSS) PER SHARE - FULLY
DILUTED (1)                     $     (0.02)  $     (0.05)
                                ============  ============

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING -
BASIC AND FULLY DILUTED             437,500       437,500
                                ============  ============

(1) In-the-money options or warrants are not included in the diluted EPS computations because there is a loss from continuing operations in the periods being reported, and to include them would be antidilutive.

  The accompanying notes are an integral part of these financial statements.

                              Tone in Twenty
                     Statements of Stockholders' Equity
                       (A Development Stage Company)
                                (Restated)

          Convertible                                  Deficit
           Preferred         Common                  Accumulated
             Stock           Stock        Additional During the       Total
        -------------- ------------------  Paid-In   Exploration  Stockholders'
        Shares  Amount   Shares   Amount   Capital      Stage         Equity
        ------- ------ ---------- ------- ---------- ------------ -------------
August 2006
Founders
shares
for
cash at
$0.006
per share       $         366,667 $   367 $   1,833  $         -  $      2,200

Net (loss)
year ended
8/31/06                                                    (1,000)      (1,000)
        ------- ------ ---------- ------- ---------- ------------ -------------
Balance,
8/31/06       -      -    366,667     367     1,833        (1,000)       1,200

February 2007
Preferred
shares
issued for
cash at
$0.12 per
share    83,333     83                        9,917                     10,000

Beneficial
conversion
feature on
preferred
stock                                       994,929                    994,929

Deemed interest
on beneficial
conversion
feature                                                  (994,929)    (994,929)

March 2007
Common shares
issued
pursuant
to 505
offering
at $0.06
per share                  70,833      71     4,179                      4,250



                              Tone in Twenty
                Statements of Stockholders' Equity (Continued)
                       (A Development Stage Company)
                                (Restated)

          Convertible                                  Deficit
           Preferred         Common                  Accumulated
             Stock           Stock        Additional During the       Total
        -------------- ------------------  Paid-In   Exploration  Stockholders'
        Shares  Amount   Shares   Amount   Capital      Stage         Equity
        ------- ------ ---------- ------- ---------- ------------ -------------
Net income
year ended
8/31/07                                                    4,039         4,039
        ------- ------ ---------- ------- ---------- ------------ -------------
Balance,
8/31/07  83,333     83    437,500     438 1,010,858     (991,890)       19,489

Net (loss)
year ended
8/31/08                                                  (21,927)      (21,927)
        ------- ------ ---------- ------- ---------- ------------ -------------
Balance,
8/31/08
(Restated)
         83,333     83    437,500     438 1,010,858   (1,013,817)       (2,438)

September 2008
Contributed
capital                                       2,559                      2,559

January 2009
Contributed
capital                                       6,632                      6,632

February 2009
Contributed
capital                                       6,300                      6,300

July 2009
Contributed
capital                                       1,000                      1,000

Net (loss)
year ended
8/31/09                                                   (8,876)       (8,876)
        ------- ------ ---------- ------- ---------- ------------ -------------
Balance,
8/31/09  83,333 $   83   437,500  $   438 $1,027,349 $(1,022,693) $      5,177
        ======= ====== ========== ======= ========== ============ =============



  The accompanying notes are an integral part of these financial statements.

                              Tone in Twenty
                          Statements of Cash Flows
                       (A Development Stage Company)

                                              For the year  August 4, 2006
                                For the year     ending     (Inception) to
                                   ending      August 31,     August 31,
                                 August 31,       2008           2009
                                    2009       (Restated)     (Restated)
                                ------------  ------------  --------------
OPERATING ACTIVITIES
NET (LOSS)                      $    (8,876)  $   (21,927)  $  (1,022,693)
  Adjustments to reconcile net
   loss to net cash provided by
   (used in) operating
   activities:
     Increase(decrease) in:
       Accounts payable              (2,605)        3,941             336
       Accrued liability             (2,357)        2,357               -
     (Increase)decrease in:
       Prepaid expense               (3,500)            -          (3,500)
                                ------------  ------------  --------------
  Net cash (used in)
    operating activities            (17,338)      (15,629)     (1,025,857)

INVESTING ACTIVITIES
  Purchase of fixed assets                -             -          (5,000)
  Disposition of fixed assets             -         5,000           5,000
                                ------------  ------------  --------------
  Net cash provided by
    investing activities                  -         5,000               -

FINANCING ACTIVITIES
  Issuances of common stock               -             -           6,450
  Issuances of preferred stock            -             -          10,000
  Contributed capital                16,491             -          16,491
  Beneficial Conversion of
    preferred stock                       -             -         994,929
                                ------------  ------------  --------------
  Net cash provided by financing
    activities                       16,491             -       1,027,870
                                ------------  ------------  --------------

NET CHANGE IN CASH                     (847)      (10,629)          2,013
CASH AND CASH EQUIVALENTS -
  BEGINNING                           2,860        13,489               -
                                ------------  ------------  --------------
CASH AND CASH EQUIVALENTS -
  ENDING                        $     2,013   $     2,860   $       2,013
                                ============  ============  ==============

SUPPLEMENTAL DISCLOSURES:
  Interest paid                 $         -   $         -   $           -
  Income taxes paid             $         -   $         -   $           -
  Non-cash transactions         $         -   $         -   $           -

  The accompanying notes are an integral part of these financial statements.

                               Tone in Twenty
                       (A Development Stage Company)
                       NOTES TO FINANCIAL STATEMENTS
                    August 31, 2009 and August 31, 2008


NOTE 1.   GENERAL ORGANIZATION AND BUSINESS

Tone in Twenty (the "Company") was incorporated under the laws of the state of Nevada on August 4, 2006. The Company was organized to conduct any lawful business. The Company plans to offer personalized physical fitness training through its iso-toning program.

The Company has been in the development stage since inception and has had limited operations to date.


NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

The Company had $5,513 in assets and liabilities of $336 as of August 31, 2009, as compared to assets of $2,860 and liabilities of $5,298 as of August 31, 2008. The relevant accounting policies are listed below.

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

Dividends
---------
The Company has not yet adopted any policy regarding payment of dividends. No Dividends have been paid during the period presented.

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

                               Tone in Twenty
                       (A Development Stage Company)
                       NOTES TO FINANCIAL STATEMENTS
                    August 31, 2009 and August 31, 2008


NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES-CONTINUED

Year end
--------
The Company's fiscal year-end is August 31.

Advertising
-----------
Advertising costs are expensed when incurred. For the years ended August 31, 2009 and 2008, and since inception on August 4, 2006 through the year ended August 31, 2009, the Company has incurred advertising expenses of $0, $4,166 and $5,389, respectively.

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


NOTE 3 - LEGAL PROCEEDINGS AND DISPOSITION OF ASSETS

On September 11, 2008, a former officer filed a complaint with the State of Nevada Department of Business and Industry, Office of the Labor Commissioner. The claim alleged unpaid wages and commissions owed to the former officer in the amount of $7,357, which were allegedly earned during the period from April 1, 2007 to July 30, 2007. In the year ended August 31, 2008, the company recognized a disposition of equipment expense for $5,000, as well as an accrued liability of $2,357 to fully recognize the potential adverse effects, should the Department of Labor have decided to pursue this matter. The Company has been informed by the Office of the Labor Commissioner that it cannot find wrongdoing by the Company, that insufficient evidence exists to support the complaint, and that the complaint will not be further pursued by the Department of Business and Industry, State of Nevada, and therefore the Company recognized an extraordinary income of $2,357 for the year ended August 31, 2009. As of August 31, 2009, the isometric exercise equipment, or fixed assets, were not in the Company's possession, as they are in possession of a former officer and there is no assurance it will be returned to the Company.

                              Tone in Twenty
                       (A Development Stage Company)
                       NOTES TO FINANCIAL STATEMENTS
                    August 31, 2009 and August 31, 2008


NOTE 4.   GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Since inception on August 4, 2006 through August 31, 2009 and 2008, the Company recognized an accumulated operating deficit of approximately $1,022,693 and $1,013,817, respectively. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is devoting its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.


NOTE 5.   STOCKHOLDERS'EQUITY

The Company is authorized to issue 195,000,000 shares of its $0.001 par value common stock and 5,000,000 shares of its $0.001 par value preferred stock.

On June 4, 2009, the Company initiated a six-for-one reverse stock split for its issued and outstanding common and preferred stock. This reverse stock split had no effect on the authorized number of common shares or preferred shares, and did not affect the par value of the stock. The financial statements reflect the reverse stock split on a retroactive basis.

Common Stock
------------
On August 4, 2006 (inception), the Company issued 366,667 shares of its common stock at approximately $0.006 per share to its founder for $2,200.

On March 31, 2007 the Company issued 70,833 shares of its $0.001 par value common stock at approximately $0.06 per share to approximately 30 shareholders for $4,250 pursuant to a Regulation 505 offering.

                              Tone in Twenty
                       (A Development Stage Company)
                       NOTES TO FINANCIAL STATEMENTS
                    August 31, 2009 and August 31, 2008


NOTE 5.   STOCKHOLDERS'EQUITY (Continued)

Convertible Preferred Stock
---------------------------
In February, 2007, the Company issued 83,333 shares of its $0.001 par value preferred stock at approximately $0.12 per share to one non-affiliated shareholder for $10,000. These preferred shares can be converted to 16,666,600 common shares on the preferred shareholder's demand.

On February 23, 2007, the Company filed a Certificate of Amendment with the Nevada Secretary of State that states: "Series A Preferred shares shall be designated as "Callable and Convertible Preferred Stock". The corporation has the right to call for and purchase these shares at any time, within twelve months of issue, either at par value or at a slight premium above par value, or if corporation should designate that these shares are deemed not callable, the holders of these non-voting Series A Preferred Shares shall have the right to cause the corporation to redeem shares for Common Stock at any time. Each holder of the non-voting Series A Callable and Convertible Preferred Stock shall have the right to convert all or any portion of such shares as such holder desires to convert, into shares of the Common Stock of the corporation, as follows: each share of Series A Convertible Preferred Stock can be exchanged for two hundred (200) shares of Common Stock of the corporation."

The convertible feature of the preferred stock was calculated on the difference between the original offering price $0.01 per share in the Company's Registration Statement, and price in which the preferred stock was purchased, $0.001. Such feature is normally characterized as a "Beneficial Conversion Feature" ("BCF"). Pursuant to EITF Issue No. 98-5,"Accounting for Convertible Securities With Beneficial Conversion Features or Contingently Adjustable Conversion Ratio" and EITF No. 00-27, "Application of EITF Issue No. 98-5 to Certain Convertible Instruments," the estimated fair value of the BCF is recorded in the consolidated financial statements.

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

                              Tone in Twenty
                       (A Development Stage Company)
                       NOTES TO FINANCIAL STATEMENTS
                    August 31, 2009 and August 31, 2008


NOTE 7.  REVENUE AND EXPENSES

Revenue recognition
-------------------

The Company recognizes revenue on an accrual basis as it invoices for services." Revenue is generally realized or realizable and earned when all of the following criteria are met: 1) persuasive evidence of an arrangement exists between the Company and the customer(s); 2) services have been rendered; 3) the price to the customer is fixed or determinable; and 4) collectibility is reasonably assured. For the period from August 4, 2006 (inception) to August 31, 2009, the Company has recognized revenues of $7,979. The Company has recognized no revenues for the years ended
August 31, 2009 and 2008, respectively.


NOTE 8.  PROVISION FOR INCOME TAXES

The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

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


NOTE 9.   OPERATING LEASES AND OTHER COMMITMENTS

The Company also has no lease obligations or employment agreements.

                              Tone in Twenty
                       (A Development Stage Company)
                       NOTES TO FINANCIAL STATEMENTS
                    August 31, 2009 and August 31, 2008


NOTE 10.  EARNINGS PER SHARE

Historical earnings per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the entity, but these potential common stock equivalents (16,666,600 common shares) are antidilutive for periods in which a loss is incurred, therefore they are not included below.

Calculation of earnings(loss) per share is as follows:

                                            August 31, 2009  August 31, 2008
                                            ---------------  ---------------
Net loss (numerator)                        $       (8,876)  $      (21,927)
                                            ===============  ===============
Weighted Average Common Shares Outstanding         437,500          437,500
                                            ===============  ===============
Basic Loss per Share                        $        (0.02)  $        (0.05)
                                            ===============  ===============


NOTE 11.   RECENT ACCOUNTING PRONOUNCEMENTS

June 2009, the FASB issued FASB No. 166, "Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140" ("FASB 166"). The provisions of FASB 166, in part, amend the derecognition guidance in FASB Statement No. 140, eliminate the exemption from consolidation for qualifying special-purpose entities and require additional disclosures. FASB 166 is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009. The Company does not expect the provisions of FASB 166 to have a material effect on the financial position, results of operations or cash flows of the Company.

                              Tone in Twenty
                       (A Development Stage Company)
                       NOTES TO FINANCIAL STATEMENTS
                    August 31, 2009 and August 31, 2008


NOTE 11.   RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In June 2009, the FASB issued FASB No. 167, "Amendments to FASB Interpretation No. 46(R) ("FASB 167"). FASB 167 amends the consolidation guidance applicable to variable interest entities. The rovisions of FASB 167 significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R). FASB 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. FASB 167 will be effective for the Company beginning in 2010. The Company does not expect the provisions of FASB 167 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued FASB No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162" ("FASB No. 168"). Under FASB No. 168 the "FASB Accounting Standards Codification" ("Codification") will become the source of authoritative
U. S. GAAP to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. FASB No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. On the effective date, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. FASB No. 168 is effective for the Company's interim quarterly period beginning July 1, 2009. The Company does not expect the adoption of FASB No. 168 to have an impact on the financial statements.

In June 2009, the Securities and Exchange Commission's Office of the Chief Accountant and Division of Corporation Finance announced the release of Staff Accounting Bulletin (SAB) No. 112. This staff accounting bulletin amends or rescinds portions of the interpretive guidance included in the Staff Accounting Bulletin Series in order to make the relevant interpretive guidance consistent with current authoritative accounting and auditing guidance and Securities and Exchange Commission rules and regulations. Specifically, the staff is updating the Series in order to bring existing guidance into conformity with recent pronouncements by the Financial Accounting Standards Board, namely, Statement of Financial Accounting Standards No. 141 (revised
2007), Business Combinations, and Statement of Financial Accounting

                              Tone in Twenty
                       (A Development Stage Company)
                       NOTES TO FINANCIAL STATEMENTS
                    August 31, 2009 and August 31, 2008


NOTE 11.   RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

Standards No. 160, Non-controlling Interests in Consolidated Financial Statements. The statements in staff accounting bulletins are not rules or interpretations of the Commission, nor are they published as bearing the Commission's official approval. They represent interpretations and practices followed by the Division of Corporation Finance and the Office of the Chief Accountant in administering the disclosure requirements of the Federal securities laws.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP shall be effective for interim reporting periods ending after June 15, 2009. The Company does not have any fair value of financial instruments to disclose.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The FSP shall be effective for interim and annual reporting periods ending after June 15, 2009. The Company currently does not have any financial assets that are other-than-temporarily impaired.

In April 2009, the FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, to address some of the application issues under FASB 141(R). The FSP deals with the initial recognition and measurement of an asset acquired or a liability assumed in a business combination that arises from a contingency provided the asset or liability's fair value on the date of acquisition can be determined. When the fair value can-not be determined, the FSP requires using the guidance under FASB No. 5, Accounting for Contingencies, and FASB

                              Tone in Twenty
                       (A Development Stage Company)
                       NOTES TO FINANCIAL STATEMENTS
                    August 31, 2009 and August 31, 2008


NOTE 11.   RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

Interpretation (FIN) No. 14, Reasonable Estimation of the Amount of a Loss. This FSP was effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after January 1, 2009. The adoption of this FSP has not had a material impact on our financial position, results of operations, or cash flows during the years ended August 31, 2009 and 2008.

In April 2009, the FASB issued FSP No. FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("FSP FAS 157-4"). FSP FAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly. Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value. This FSP is effective for interim and annual periods ending after June 15, 2009. The Company does not expect the adoption of FSP FAS 157-4 will have a material impact on its financial condition or results of operation.

In October 2008, the FASB issued FSP No. FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active," ("FSP FAS 157-3"), which clarifies application of FASB 157 in a market that is not active. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of FSP FAS 157-3 had no impact on the Company's results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, "Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities." This disclosure-only FSP improves the transparency of transfers of financial assets and an enterprise's involvement with variable interest entities, including qualifying special-purpose entities. This FSP is effective for the first reporting period (interim or annual) ending after December 15, 2008, with earlier application encouraged. The Company adopted this FSP effective January 1, 2009. The adoption of the FSP had no impact on the Company's results of operations, financial condition or cash flows.

                              Tone in Twenty
                       (A Development Stage Company)
                       NOTES TO FINANCIAL STATEMENTS
                    August 31, 2009 and August 31, 2008


NOTE 11.   RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In December 2008, the FASB issued FSP No. FAS 132(R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets" ("FSP FAS 132(R)- 1"). FSP FAS 132(R)-1 requires additional fair value disclosures about employers' pension and postretirement benefit plan assets consistent with guidance contained in FASB 157. Specifically, employers will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets and information about the inputs and valuation techniques used to develop the fair value measurements of plan assets. This FSP is effective for fiscal years ending after December 15, 2009. The Company does not expect the adoption of FSP FAS 132(R)-1 will have a material impact on its financial condition or results of operation.

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of FASB No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and FASB Interpretation 46 (revised December 2003), "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51," as well as other modifications. While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the Company anticipates the changes will not have a significant impact on the Company's financial statements. The changes would be effective
March 1, 2010, on a prospective basis.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, "Earnings per Share." FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

                              Tone in Twenty
                       (A Development Stage Company)
                       NOTES TO FINANCIAL STATEMENTS
                    August 31, 2009 and August 31, 2008

NOTE 11.   RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In May 2008, the Financial Accounting Standards Board ("FASB") issued FASB No. 163, "Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60". FASB No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. FASB No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. FASB No. 163 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board ("FASB") issued FASB No. 162, "The Hierarchy of Generally Accepted Accounting Principles". FASB No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. FASB No. 162 will become effective 60 days after the SEC approves the PCAOB's amendments to AU Section 411 of the AICPA Professional Standards. FASB No. 162 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued FASB No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133. This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of FASB No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

NOTE 12 - CONCENTRATION OF CREDIT RISK

Cash Balances

The Company maintains its cash in various financial institutions in the United States. Balances maintained are insured by the Federal Deposit Insurance Corporation (FDIC). This government corporation insured balances up to $100,000 through October 13, 2008. As of October 14, 2008 all non-interest bearing transaction deposit accounts at an FDIC-insured institution, including all business checking deposit accounts that do not earn interest, are fully insured for the entire amount in the deposit account. This unlimited insurance coverage is temporary and will remain in effect for participating institutions until December 31, 2009. All other deposit accounts at FDIC-insured institutions are insured up to at least $250,000 per depositor until December 31, 2013.

                              Tone in Twenty
                       (A Development Stage Company)
                       NOTES TO FINANCIAL STATEMENTS
                    August 31, 2009 and August 31, 2008

NOTE 13 - RESTATEMENT

The Company has restated its financial statements as of and for the year ended August 31, 2008 to reflect a correction to the amount of accounts payable. This restatement resulted in an additional expense of $1,059 being recorded in 2008. Additionally, restatement was made to the total assets to reflect a correction to the amount of funds held in escrow, which was $0 instead of $2,559. The Company's summarized financial statements comparing the restated financial statements to those originally filed are as follows:


                                                     Year Ended
                                                  August 31, 2008
                                            Original    Restated     Change
                                           ----------  ----------  ----------
BALANCE SHEET
  Total Assets                             $   5,419   $   2,860   $  (2,559)
                                           ==========  ==========  ==========
  Total Liabilities and Stockholders'
    Equity (Deficit)                       $   5,419   $   2,860   $  (2,559)
                                           ==========  ==========  ==========
STATEMENT OF CASH FLOWS
  Operating Activities                     $ (13,070)  $ (15,629)  $  (2,559)
  Investing Activities                         5,000       5,000           -
  Financing Activities                             -           -           -
  Comprehensive Loss                          (8,070)    (10,629)     (2,559)
  Cash Ending                              $   5,419   $   2,860   $  (2,559)
                                           ==========  ==========  ==========


NOTE 14 - SUBSEQUENT EVENTS

None. The Company has evaluated subsequent events through December 9, 2009, the date which the financial statements were available to be issued.

Item 9. Changes in and Disagreements With Accountants On Accounting and Financial Disclosure.

(a) Dismissal of Moore & Associates, Chartered

On August 27, 2009, the Public Company Accounting Oversight Board
("PCAOB") revoked the registration of our former auditor Moore and Associates, Chartered because of violations of PCAOB rules and auditing standards in auditing the financial statements, PCAOB rules and quality controls standards, and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, and noncooperation with a Board investigation.

On August 24, 2009 the Board of Directors of Tone in Twenty dismissed Moore & Associates, Chartered, thereby terminating its relationship as the Registrant's independent registered public accounting firm.

The reports of Moore & Associates, Chartered on the audited financial statements of the Registrant for the fiscal years ended August 31, 2008 and 2007 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles, except a going concern qualification in its audit report.

During the Registrant's two most recent fiscal years, the subsequent interim periods thereto, and through August 27, 2009, there were no disagreements (as defined in Item 304 of Regulation S-K) with Moore & Associates, Chartered on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Moore & Associates, Chartered, would have caused it to make reference in connection with its opinion to the subject matter of the disagreement. Further, during the Registrant's two most recent fiscal years, the subsequent interim periods thereto, and through the Dismissal Date, there were no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).


(b)  Engagement of Seale and Beers, CPAs

On August 24, 2009, the Registrant's Board of Directors approved the appointment of and engaged Seale and Beers, CPAs as the Registrant's independent registered public accounting firm. During the Registrant's two most recent fiscal years, the subsequent interim periods thereto, and through August 24, 2009, neither the Registrant nor anyone on its behalf consulted the Current Accountants regarding either (1) the application of accounting principles to a specified transaction regarding the Company, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements; or (2) any matter regarding the Company that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and related instructions to Item 304 of Regulation S-K) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

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

As of August 31, 2009 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our President in connection with the review of our financial statements as of August 31, 2009.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by August 31, 2010. Additionally, we plan to test our updated controls and remediate our deficiencies by August 31, 2010.

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


Name                  Age     Positions and Offices Held
------------------    ---     --------------------------
John Dean Harper      47      President and Director


The business address for our officers/directors is: c/o Tone in Twenty, 3433 Losee Rd., Suite 2, North Las Vegas, NV 89030, and our telephone number at this address is (702) 604-7038.

Set forth below is a brief description of the background and business experience of our sole officer and director.


John Dean Harper, Director, President and Secretary
---------------------------------------------------

Mr. Harper is a graduate of Ohio University in Athens, Ohio with Bachelors of Business Administration degree and a double major in Business Pre-Law and General Business. He is also a graduate of the University of Cincinnati, College of Law with a Juris Doctor. Mr. Harper has a private law practice focusing primarily on corporate law, labor/employment and litigation. Mr. Harper serves as counsel for the Las Vegas Police Protective Association, Chief General Counsel, 1998-Present.

Work Experience:
----------------

Dates            Name of Company                      Job Title
-----            --------------                       ---------

1986-1989        Univ. of Cincinnati, College of Law  Law Student
1989-1991        Schottenstein, Zox and Dunn          Assoc. Atty.
1991-1995        Redmon & Harper                      Partner
1996-1998        Gugino & Schwartz                    Assoc. Atty.
1999-2002        Starbase-1 Coffee Co. Ltd.           President
2000-2002        Lock-Gun.com                         President
1998-Present     Injured Police Officers Fund         General Counsel
2001-2005        Absolute Glass Protection, Inc.      Pres., Treasurer,
                                                      Director
1996-Present     John Dean Harper, Attorney at Law
1998-Present     Las Vegas Police Protective Assoc.   Chief General Counsel
1998-Present     Nevada Conf. of Police and Sheriffs  General Counsel


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

The following table sets forth summary compensation information for the fiscal year ended August 31, 2009 for our President and sole director. No executive officer as of the fiscal year end of August 31, 2009 receive any compensation.

Compensation
------------

As a result of our the Company's current limited available cash, no officer or director received compensation since August 4, 2006 (inception) of the company through August 31, 2009. Tone in Twenty has no intention of paying any salaries at this time. We intend to pay salaries when cash flow permits.



Summary Compensation Table
--------------------------

                                                             All
                             Fiscal                         Other
                              Year                          Compen-
                             ending  Salary Bonus  Awards   sation    Total
Name and Principal Position  Aug. 31   ($)    ($)    ($)      ($)      ($)
----------------------------------------------------------------------------
John Dean Harper     CEO/Dir.  2009    -0-    -0-      -0-     -0-     -0-
                               2008    -0-    -0-      -0-     -0-     -0-
                               2007    -0-    -0-      -0-     -0-     -0-


We do not maintain key-man life insurance for any our executive officers/ directors. We do not have any long-term compensation plans or stock option plans.


Stock Option Grants
-------------------

We did not grant any stock options to the executive officers or directors from inception through fiscal year end August 31, 2009.


Outstanding Equity Awards at 2009 Fiscal Year-End
-------------------------------------------------

We did not have any outstanding equity awards as of August 31, 2009.

Option Exercises for Fiscal 2009
--------------------------------

There were no options exercised by our named executive officer in fiscal
2009.

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

Director Compensation
---------------------

We did not pay our directors any compensation during fiscal years ending August 31, 2009 or August 31, 2008.


Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information, to the best of our knowledge, about the ownership of our common stock on December 9, 2009 relating to those persons known to beneficially own more than 5% of our capital stock and by our named executive officer and sole director.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes shares of common stock that the stockholder has a right to acquire within 60 days after December 9, 2009 pursuant to options, warrants, conversion privileges or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of Tone in Twenty's common stock.

We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.


                                      AMOUNT AND    PERCENT OF    PERCENT OF
                                      NATURE OF     CLASS         CLASS
TITLE OF    NAME OF BENEFICIAL        BENEFICIAL    BEFORE        AFTER
CLASS       OWNER AND POSITION        OWNERSHIP     CONVERSION(1) CONVERSION(2)
Common      John Dean Harper,         366,666       84.0%         2.1%
Stock       4301 S. Valley View Ave.
            Suite 20
            Las Vegas, NV   89103
----------------------------------------------------------------------------
Ownership upon conversion of
  shareholders' preferred stock:

Common      San Nicholas, Inc.          83,333       0.0%         97.0%
Stock
----------------------------------------------------------------------------
Common     All Executive Officers
Stock         and Directors as a
              Group (1 person)         366,666      84.0%          2.1%

(1) Percent of Class based on 437,500 shares before conversion of Series A Callable and Convertible Preferred shares.
(2) Percent of Class based on 1,704,100 after conversion of the 83,333 Series A Callable and Convertible Preferred shares.
(3) San Nicholas, Inc. a Nevada Corporation, beneficially owned and Controlled by Mrs. Eva Esparza, Escobedo 435 Ote., Torreon,
     Coah, Mexico. Note: The Company entered into a lock-up with San Nicholas, Inc. on November 10, 2008 (see Exhibit 10.1).

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

Through a Board Resolution, the Company hired the professional services of Seale and Beers, CPAs, Certified Public Accountants, to perform audited financials for the Company. Seale and Beers, CPAs own no stock in the Company. The company has no formal contracts with its accountants, they are paid on a fee for service basis.

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

Item 14. Principal Accountant Fees and Services.

Seale and Beers, CPAs served as our principal independent public accountants for fiscal year ending August 31, 2009. Aggregate fees billed to us in the year ended August 31, 2009 and 2008 by Seale and Beers, CPAs and our former independent public accountants were as follows:


                                                         For the Years Ended
                                                              August 31,
                                                         -------------------
                                                            2009      2008
                                                         -------------------
(1) Audit Fees(1)                                          $7,000    $7,500
(2) Audit-Related Fees                                       -0-       -0-
(3) Tax Fees                                                 -0-       -0-
(4) All Other Fees                                           -0-       -0-

Total fees paid or accrued to our principal accountant


(1) Audit Fees include fees billed and expected to be billed for services performed to comply with Generally Accepted Auditing Standards (GAAS), including the recurring audit of the Company's financial statements for such period included in this Annual Report on Form 10-K and for the reviews of the quarterly financial statements included in the Quarterly Reports on Form
10-Q filed with the Securities and Exchange Commission.


Audit Committee Policies and Procedures
---------------------------------------

We do not have an audit committee; therefore our sole director pre-approves all services to be provided to us by our independent auditor. This process involves obtaining (i) a written description of the proposed services, (ii) the confirmation of our Principal Accounting Officer that the services are compatible with maintaining specific principles relating to independence, and
(iii) confirmation from our securities counsel that the services are not among those that our independent auditors have been prohibited from performing under SEC rules. Our sole director then makes a determination to approve or disapprove the engagement of Moore & Associates for the proposed services. In the fiscal year ending August 31, 2009, all fees paid to Moore & Associates were unanimously pre-approved in accordance with this policy.

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

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules.


The following information required under this item is filed as part of this report:

(a) 1. Financial Statements

                                                                     Page
                                                                     ----
Management's Report on Internal Control Over Financial Reporting       26
Report of Independent Registered Public Accounting Firm               F-1
Balance Sheets                                                        F-2
Statements of Operations                                              F-3
Statements of Stockholders' Equity                                    F-4-5
Statements of Cash Flows                                              F-6

(b) 2. Financial Statement Schedules

None.

(c) 3. Exhibit Index

                                                 Incorporated by reference
                                                 -------------------------

                                        Filed          Period           Filing
Exhibit       Exhibit Description     herewith  Form   ending  Exhibit   date
------------------------------------------------------------------------------
 3.1       Tone in Twenty Articles               SB-2           3.1   11-02-07
           of Incorporation
------------------------------------------------------------------------------
 3.2       Bylaws as currently                   SB-2           3.2   11-02-07
           in effect
------------------------------------------------------------------------------
 3.2       Amended Articles of                   SB-2           3.2   11-02-07
           incorporation in effect
------------------------------------------------------------------------------
10.1       Preferred share lock-up
           agreement dated Nov. 10, 2008         10-K          10.1   12-12-08
------------------------------------------------------------------------------
23.1       Consent Letter from Seale      X
           and Beers, CPAs
------------------------------------------------------------------------------
31.1       Certification of President     X
           and Principal Financial
           Officer, pursuant to Section
           302 of the Sarbanes-Oxley
           Act
------------------------------------------------------------------------------
32.1       Certification of President     X
           and Principal Financial
           Officer, pursuant to Section
           906 of the Sarbanes-Oxley
           Act
------------------------------------------------------------------------------

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tone in Twenty
--------------
  Registrant

By: /s/ John Dean Harper
    -----------------------
        John Dean Harper
        President and Director

Date:  December 9, 2009
       ----------------

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


Date:  December 9, 2009
       ----------------