Form 10-Q
period 2009-11-30
Tone in Twenty
filed 2010-01-11
CIK 1415684

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------
                                    FORM 10-Q
                               ------------------

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 2009

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

As of January 11, 2010, the registrant's outstanding common stock consisted of 437,500 shares, $0.001 Par Value. Authorized - 195,000,000 common voting shares. 83,333 preferred issued, 5,000,000 authorized.

                               Table of Contents
                                Tone in Twenty
                              Index to Form 10-Q
               For the Quarterly Period Ended November 30, 2009


Part I.  Financial Information

                                                                        Page
Item 1.  Financial Statements

   Condensed Balance Sheets as of November 30, 2009 and August 31, 2009    3

   Condensed Statements of Operations for the three months
     ended November 30, 2009 and November 30, 2008                         4

   Condensed Statements of Cash Flows for the three months
    ended November 30, 2009 and November 30, 2008                          5

   Notes to Condensed Financial Statements                                 6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                         9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk       16

Item 4.  Controls and Procedures                                          17

Part II  Other Information

Item 1.  Legal Proceedings                                                19

Item 1A.  Risk Factors                                                    19

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds      19

Item 3 -- Defaults Upon Senior Securities                                 19

Item 4 -- Submission of Matters to a Vote of Security Holders             20

Item 5 -- Other Information                                               20

Item 6.  Exhibits                                                         20

Signatures                                                                21


Part I.  Financial Information

Item 1.  Financial Statements

                              Tone in Twenty
                       (A Development Stage Company)
                          Condensed Balance Sheets

                                                   November 30,
                                                       2009     August 31,
                                                    (Unaudited)    2009
                                                    ----------  ----------
ASSETS
  Current Assets
    Cash and cash equivalents                       $   1,562   $   2,013
    Funds held in escrow                                    -           -
                                                    ----------  ----------
  Total current assets                                  1,562       2,013

  Other Assets
    Prepaid expense                                         -       3,500
                                                    ----------  ----------
  Total other assets                                        -       3,500
                                                    ----------  ----------
TOTAL ASSETS                                        $   1,562   $   5,513
                                                    ==========  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities
    Accounts payable                                $   1,670   $     336
                                                    ----------  ----------
  Total current liabilities                             1,670         336
                                                    ----------  ----------

  Stockholders' Equity (Deficit)
    Convertible Preferred stock, $0.001 par value,
      5,000,000 shares authorized, 83,333 shares
      issued and outstanding as of 11/30/09 and
      8/31/09, respectively                                83          83
    Common stock, $0.001 par value, 195,000,000
      shares authorized, 437,500 shares
      issued and outstanding as of 11/30/09 and
      8/31/09, respectively                               438         438
    Additional Paid-in Capital                      1,027,349   1,027,349
    Deficit accumulated during
      development stage                            (1,027,978) (1,022,693)
                                                    ----------  ----------
  Total stockholders' equity (deficit)                   (108)      5,177
                                                    ----------  ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)$   1,562   $   5,513
                                                    ==========  ==========


  The accompanying notes are an integral part of these financial statements.

                               Tone in Twenty
                    Condensed Statements of Operations
                       (A Development Stage Company)
                                 (Unaudited)

                                             For the three
                               For the three months ending  August 4, 2006
                               months ending  November 30,  (Inception) to
                                November 30,      2008       November 30,
                                    2009       (Restated)        2009
                                ------------  ------------  --------------
REVENUE                         $         -   $         -   $       7,979
                                ------------  ------------  --------------

EXPENSES
 Advertising                              -             -           5,389
 Audit fees                           5,020             -          20,520
 General & administrative               265            36          12,476
                                ------------  ------------  --------------
Total expenses                        5,285            36          38,385
                                ------------  ------------  --------------

Net (loss) from operations           (5,285)          (36)        (30,406)

OTHER INCOME/EXPENSES
 Extraordinary gain                       -             -           2,357
 Beneficial conversion feature            -             -        (994,929)
 Disposition of fixed asset               -             -          (5,000)
                                ------------  ------------  --------------
Total other income/expenses               -             -        (997,572)

Provision for income taxes                -             -               -
                                ------------  ------------  --------------

NET (LOSS)                      $    (5,285)  $       (36)  $  (1,027,978)
                                ============  ============  ==============

(LOSS) PER SHARE - BASIC (1)    $     (0.00)  $     (0.00)
                                ============  ============

(LOSS) PER SHARE - FULLY
DILUTED (1)                     $     (0.00)  $     (0.00)
                                ============  ============

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING -
BASIC AND FULLY DILUTED             437,500       437,500
                                ============  ============

(1) In-the-money options or warrants are not included in the diluted EPS computations because there is a loss from continuing operations in the periods being reported, and to include them would be anti-dilutive.


  The accompanying notes are an integral part of these financial statements.

                               Tone in Twenty
                     Condensed Statements of Cash Flows
                       (A Development Stage Company)
                                 (Unaudited)

                                             For the three
                               For the three months ending  August 4, 2006
                               months ending  November 30,  (Inception) to
                                November 30,      2008       November 30,
                                    2009       (Restated)        2009
                                ------------  ------------  --------------
OPERATING ACTIVITIES
NET (LOSS)                      $     (5,285)  $       (36)  $ (1,027,978)
  Adjustments to reconcile net
   loss to net cash provided by
   (used in) operating
   activities:
     Increase(decrease) in:
       Accounts payable               1,334        (2,559)          1,670
       Accrued liability                  -             -               -
     (Increase)decrease in:
       Prepaid expense                3,500            -                -
                                ------------  ------------  --------------
  Net cash (used in)
    operating activities               (451)       (2,595)     (1,026,308)

INVESTING ACTIVITIES
  Purchase of fixed assets                -             -          (5,000)
  Disposition of fixed assets             -             -           5,000
                                ------------  ------------  --------------
  Net cash provided by
    investing activities                  -             -               -

FINANCING ACTIVITIES
  Issuances of common stock               -             -           6,450
  Issuances of preferred stock            -             -          10,000
  Contributed capital                     -         2,559          16,491
  Beneficial Conversion of
    preferred stock                       -             -         994,929
                                ------------  ------------  --------------
  Net cash provided by financing
    activities                            -         2,559       1,027,870
                                ------------  ------------  --------------

NET CHANGE IN CASH                     (451)          (36)          1,562
CASH AND CASH EQUIVALENTS -
  BEGINNING                           2,013         2,860               -
                                ------------  ------------  --------------
CASH AND CASH EQUIVALENTS -
  ENDING                        $     1,562   $     2,824   $       1,562
                                ============  ============  ==============

SUPPLEMENTAL DISCLOSURES:
  Interest paid                 $         -   $         -   $           -
  Income taxes paid             $         -   $         -   $           -
  Non-cash transactions         $         -   $         -   $           -

  The accompanying notes are an integral part of these financial statements.

                               Tone in Twenty
                       (A Development Stage Company)
                 Notes to the Condensed Financial Statements
                              November 30, 2009
                                 (Unaudited)


NOTE 1 - CONDENSED FINANCIAL STATEMENTS

Basis of Presentation

In the opinion of management, the accompanying balance sheets and related interim statements of income and cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management's estimates and assumptions.

Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the Form 10-K.


NOTE 2 - GOING CONCERN

These condensed financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of November 30, 2009, the Company has recognized revenues of $7,979 and has accumulated operating losses of approximately $1,027,978 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

                               Tone in Twenty
                       (A Development Stage Company)
                 Notes to the Condensed Financial Statements
                              November 30, 2009
                                 (Unaudited)


NOTE 3 - RELATED PARTY TRANSACTIONS

The officer and director of the Company is involved in other business activities. This person may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.


NOTE 4 - CONCENTRATION OF CREDIT RISK

Cash Balances
-------------

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

                               Tone in Twenty
                       (A Development Stage Company)
                 Notes to the Condensed Financial Statements
                              November 30, 2009
                                 (Unaudited)


NOTE 5 - RESTATEMENT

The Company has restated its financial statements as of and for the quarter ended November 30, 2008 to reflect a correction to expenses that were reflected in the wrong period. This restatement resulted in an overstatement of expenses for the three month period being recorded of $6,441. Additionally, restatement was made to the financing activities as an officer contributed capital to the Company during the quarter ended November 30, 2008 in the amount of $2,559. The Company's summarized financial statements comparing the restated financial statements to those originally filed are as follows:

                                             For the three months ended
                                                  November 30, 2008
                                            Original    Restated     Change
                                           ----------  ----------  ----------
STATEMENT OF OPERATIONS
  Revenue                                  $       -   $       -   $       -
  Total Expense                                6,477          36      (6,441)
                                           ----------  ----------  ----------
  Net (loss)                               $  (6,477)  $     (36)      6,441
                                           ==========  ==========  ==========
STATEMENT OF CASH FLOWS
  Operating Activities                     $  (2,595)  $  (2,595)          -
  Investing Activities                             -           -           -
  Financing Activities                             -       2,559       2,559
  Net Change in Cash                          (2,595)        (36)      2,559
  Cash and cash equivalents - ending       $   2,824   $   2,824   $       -
                                           ==========  ==========  ==========


NOTE 6 - SUBSEQUENT EVENTS

None. The Company has evaluated subsequent events through January 11, 2010, the date which the financial statements were available to be issued.

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

Critical Accounting Policies
----------------------------

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our Annual Report for the fiscal year ended August 31, 2009.

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



Results of Operations for the quarter ended November 30, 2009
-------------------------------------------------------------

For the quarter ending November 30, 2009, we experienced a net loss of $5,285 as compared to a net loss of $(36) for the same period last year. The net loss for the quarter ending November 30, 2009 was contributed to general and administrative expense of $265 and audit fees of $5,020. Since our inception on August 4, 2006, we experienced a net loss of $1,027,978 which was mostly based on the accounting of the beneficial conversion feature of our preferred stock to common stock. Most of the actual general and administrative expenses, since our inception, represented legal and audit fees. Our cash at hand as of November 30, 2009 was $1,562. In our November 30, 2009 quarterly financials, our auditor issued an opinion that our financial condition raises substantial doubt about the Company's ability to continue as a going concern.


Revenues
--------

We generated no revenues during the quarter ending November 30, 2009. Since our inception on August 4, 2006 through November 30, 2009, we generated
$7,979 in revenues derived from an evaluation program.   We do not anticipate
earning any significant revenues until such time as we can establish fitness centers.

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



Significant changes in the number of employees.
------------------------------------------------

As of November 30, 2009, we did not have any employees. We are dependent upon our sole officer and director for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources
-------------------------------

The Company is authorized to issue 195,000,000 shares of its $0.001 par value common stock and 5,000,000 shares of its $0.001 par value preferred stock.
As of January 11, 2010, the Company has 437,500 shares of common stock issued and outstanding.

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

As a result of our the Company's current limited available cash, no officer or director received compensation through the three months ended November 30, 2009. No officer or director received stock options or other non-cash compensation since the Company's inception through November 30, 2009 . The Company has no employment agreements in place with its officers. Nor does the Company owe its officers any accrued compensation, as the Officers agreed to work for company at no cost, until the company can become profitable on a consistent Quarter-to-Quarter basis.


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

The evaluation examined those disclosure controls and procedures as of November 30, 2009, the end of the period covered by this report. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public
Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of November 30, 2009.

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


Item 1A - Risk Factors

See Risk Factors set forth in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2009 and the discussion in
Item 1, above, under "Liquidity and Capital Resources."

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

                                           Tone in Twenty
                                      --------------------------
                                             Registrant


Date:  January 11, 2010            By:  /s/ John Dean Harper
       ----------------            ----------------------------
                                         John Dean Harper
                                         President and Director