Form 10-Q
period 2010-03-31
MusclePharm Corp
filed 2010-05-21
CIK 1415684

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                  FORM 10-Q

[X] Quarterly report pursuant section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the quarterly period ended March 31, 2010

[ ] Transition report pursuant section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the transition period from ____________ to ____________

                      Commission File Number: 000-53166

                           MUSCLEPHARM CORPORATION
           (Exact name of registrant as specified in its charter)

             Nevada                               77-0664193
(State or Other Jurisdiction          (I.R.S. Employer Identification No.)
     of Incorporation)

                 3390 Peoria Street, #307, Aurora, CO  80010
                   (Address of Principal Executive Offices)

                                 (800) 210-7369
                (Registrant's Telephone Number, Including Area Code)

                                 Not Applicable
                (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

              APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the issuer has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. NOT APPLICABLE

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On May 14, 2010, there were 29,384,038 Common Shares issued outstanding.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filed" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

     Large accelerated filer [ ]       Accelerated filer         [ ]
     Non-accelerated filer   [ ]       Smaller reporting company [X]




                            MUSCLEPHARM CORPORATION
                                  FORM 10-Q

                               TABLE OF CONTENTS

                                                                       Page
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated financial statements (unaudited):

           Balance sheets ............................................    3

           Statements of operations ..................................    4

           Statements of cash flows ..................................    5

           Statements of changes in stockholders' deficit.............    6

           Notes to unaudited consolidated financial statements ...... 7-19

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations ..................................   19

Item 3.   Quantitative and Qualitative Disclosures about Market Risk..   26

Item 4.   Controls and Procedures ....................................   26

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings ..........................................   27

Item 1A.  Risk Factors................................................   27

Item 2.   Unregistered Sales of Equity Securities and Use of
          Proceeds ...................................................   27

Item 3.   Defaults Upon Senior Securities ............................   27

Item 4.   Submission of Matters to a Vote of Security Holders ........   27

Item 5.   Other Information ..........................................   27

Item 6.   Exhibits ...................................................   28

          Signatures .................................................   29





                             MUSCLEPHARM CORPORATION
                           Consolidated Balance Sheets

                                                              December 31,
                                             March 31, 2010       2009
                                             --------------   ------------
                                              (unaudited)

                        ASSETS

Cash                                         $         -      $         -
Accounts receivable, net of allowance of
 $2,710 and $821 on March 31, 2010 and
 December 31, 2008, respectively                 434,893          111,476
Inventory                                         58,056            4,245
Deposits on product                                    -           32,115
Prepaid expenses and other current assets         63,966           76,686
                                             -----------      -----------
Total Current Assets                             556,915          224,522

Fixed Assets, net of accumulated
 depreciation of $7,119 and $5,008 on
 March 31, 2010 and December 31, 2009,
 respectively (Note 2)                            31,349           32,810
Website, net of accumulated amortization
 of $5,413 and $4,457 on March 31, 2010
 and December 31, 2009, respectively
 (Note 2)                                          6,049            7,005
Security Deposits                                  4,933            2,665
                                             -----------      -----------
Total Assets                                 $   599,246      $   267,002
                                             ===========      ===========

            LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts payable                             $ 1,316,045      $   765,534
Accrued liabilities                              305,485          103,519
Overdrawn bank accounts                           41,734           17,841
Customer deposits                                196,516           15,018
Due to related parties (Note 4)                   46,205           85,820
Notes payable (Notes 4 and 5)                    195,000           30,000
Original issue discount notes payable (Note 5)   165,972                -
Convertible notes payable, net of discount
 of $458,396 and $467,636 on March 31, 2010
 and December 31, 2009, respectively (Note 6)    642,604          429,864
                                             -----------      -----------
Total Current Liabilities                      2,909,561        1,447,596
                                             -----------      -----------
Commitments and contingencies (Notes 1,
 2, 3, 4, 5, 6, 7, 8, 9 and 10)

Stockholders' deficit: (Note 1)

Series A convertible preferred stock, $.001
 par value, 833,333 shares authorized,
 76,667 shares issued and outstanding at
 March 31, 2010                                       77                -
Common stock, $.001 par value, 195,000,000
 shares authorized, 27,850,288 and 26,000,000
 shares issued and outstanding at March 31,
 2010 and December 31, 2009, respectively         27,850           26,000
Additional paid in capital                     2,847,576        1,099,508
Services prepaid with common stock              (270,000)               -
Accumulated deficit                           (4,915,818)      (2,306,102)
                                             -----------      -----------
Total stockholders' deficit                   (2,310,315)      (1,180,594)
                                             -----------      -----------
Total Liabilities and Stockholders' deficit  $   599,246      $   267,002
                                             ===========      ===========

The accompanying notes are an integral part of these financial statements.


                           MUSCLEPHARM CORPORATION
                      Consolidated Statements of Operations

                                              Three months ended March 31,
                                                  2010          2009
                                              -----------    -----------
                                                      (unaudited)
Sales of product, net of $61,867 and
 $112,314 allowances and discounts for
 March 31, 2010 and 2009, respectively        $ 1,258,588    $   184,483
Cost of sales                                    (873,632)      (211,806)
                                              -----------    -----------
Gross margin (loss)                               384,956        (27,323)

Operating Expenses:
 Advertising and promotion                      1,195,696         64,072
 Bad debt                                           1,890          3,090
 Service charges and fees                           9,882          2,811
 Salaries and labor                               226,139         26,803
 Depreciation and amortization                      3,065          1,626
 Insurance                                         22,690          3,951
 Information technology                            28,629          6,769
 Travel, meetings and entertainment                28,720         24,338
 Occupancy, telephone and utilities                30,302          4,956
 Office and warehouse supplies                      4,307          4,225
 Professional fees                              1,084,583          6,393
 Other                                                709              -
                                              -----------    -----------
Total Operating Expenses                        2,636,612        149,034
                                              -----------    -----------
Operating (Loss)                               (2,251,656)      (176,357)

Interest (expense)                               (358,060)          (727)
                                              -----------    -----------

Net (Loss)                                    $(2,609,716)   $  (177,084)
                                              ===========    ===========

Basic and diluted loss per share              $     (0.10)   $     (0.01)
                                              ===========    ===========

Weighted average shares outstanding,
 basic and diluted                             26,113,000    25,829,710
                                              ===========    ===========

The accompanying notes are an integral part of these financial statements.


                           MUSCLEPHARM CORPORATION
                    Consolidated Statements of Cash Flows

                                              Three months ended March 31,
                                                  2010          2009
                                              -----------    -----------
                                                      (unaudited)
Operating Activities

Net Loss                                      $(2,609,716)   $  (177,084)
Adjustments to reconcile net loss to net
 cash provided by operating activities:
  Depreciation and amortization                     3,067          1,626
  Bad debt                                          1,889          3,090
  Common stock issued for services              1,039,500              -
  Accretion of discount on convertible notes
   payable                                        318,161              -
  Accretion of discount on original issue
   discount notes payable                          15,972              -
 Cash provided by (used in) changes in
  operating assets and liabilities:
   (Increase) in accounts receivable             (325,306)       (36,446)
   Decrease (Increase) in inventory               (53,811)         8,459
   Decrease in deposits                            32,115         45,815
   Decrease (Increase) in prepaid expenses         12,720          4,410
   (Increase) in security deposits paid            (2,268)             -
   Increase in accounts payable and accrued
    liabilities                                   756,658         84,368
   Increase (decrease) in overdrawn bank
    accounts                                       23,893         (3,854)
   Increase in customer deposits                  181,498          3,099
   Increase (decrease) in amounts due to
    related parties                               (14,615)        41,937
                                              -----------    -----------
   Net cash (used in) operating activities       (620,243)       (24,580)
                                              -----------    -----------
Investing Activities

Purchases of fixed assets and website                (650)             -
                                              -----------    -----------
Net cash (used in) investing activities              (650)             -
                                              -----------    -----------
Financing Activities
Proceeds from issuance of original issue
 discount notes payable                           150,000              -
Proceeds from issuance of short term notes
 payable                                          140,000         30,000
Proceeds from issuance of convertible notes
 payable                                          356,000              -
Capital contributions                                   -          5,000
Recapitalization resulting from merger            (25,107)             -
                                              -----------    -----------
Net cash provided by financing activities         620,893         35,000
                                              -----------    -----------
Net increase in cash                                    -         10,420
Beginning cash                                          -             32
                                              -----------    -----------
Ending cash                                   $         -    $    10,452
                                              ===========    ===========
Supplemental Cash Flow Information:
 Cash paid for interest                       $       754    $       477
                                              ===========    ===========
 Cash paid for income tax                     $         -    $         -
                                              ===========    ===========

Supplemental Schedule of Non-cash Financing
and Investing Activities:
 Allocation of beneficial conversion features
  on convertible notes payable to additional
  paid in capital                             $   366,000    $         -
                                              ===========    ===========
 Conversions of convertible debt and accrued
  interest                                    $    99,603    $         -
                                              ===========    ===========
 Conversion of preferred stock                $         6    $         -
                                              ===========    ===========

The accompanying notes are an integral part of these financial statements.


                            MUSCLEPHARM CORPORATION
           Consolidated Statement of Changes in Stockholders' Deficit



                                                                                 Services
                                                                                 Prepaid
                                                                    Additional     with
                             Preferred Stock      Common Stock       Paid-in      Common    Accumulated
                             Shares  Amount    Shares    Par Value   Capital      Stock       Deficit        Total
                             ------  ------  ----------  ---------  ----------  ----------- ------------  -----------
Balance, December 31, 2008        -  $    -  25,828,950  $  25,829  $  448,671  $       -   $  (392,629)  $    81,871
Sales of common stock
 (Note 7)                         -        -    171,050        171      87,329          -             -        87,500
Capital contribution (Note 7)     -        -          -          -      16,508          -             -        16,508
Allocation of beneficial
 conversion features on
 convertible notes payable
 (Note 6)                         -       -           -        -        547,000         -            -         547,000
Net loss for the year ended
 December 31, 2009                -       -           -        -             -          -    (1,913,473)   (1,913,473)
                             ------  ------  ----------  ---------  ----------  ---------   -----------   -----------

Balance, December 31, 2009        -  $    -  26,000,000  $  26,000  $1,099,508  $       -   $(2,306,102)  $(1,180,594)
Recapitalization resulting
 from merger (Note 1)        83,333      83      70,838         71     (25,262)         -             -       (25,108)
Surrender of common stock
 for re-distribution
 (Note 7)                         -       -  (2,425,000)    (2,425)      2,425          -             -             -
Common stock re-issued for
 services (Note 7)                -       -   2,425,000      2,425   1,307,075   (270,000)            -     1,039,500
Allocation of beneficial
 conversion features on
 convertible notes payable
 (Note 6)                         -       -           -          -     366,000          -             -       366,000
Conversions of convertible
 notes payable (Note 6)           -       -     446,250        446      99,157          -             -        99,603
Conversion of preferred
 stock (Note 7)              (6,666)     (6)  1,333,200      1,333      (1,327)         -             -             -
Net loss for the three
 months ended March 31,
 2010                             -       -           -          -           -          -    (2,609,716)   (2,609,716)
                             ------  ------  ----------  ---------  ----------  ---------   -----------   -----------
Balance, March 31, 2010
 (Unaudited)                 76,667  $  77   27,850,288  $  27,850  $2,847,576  $(270,000)  $(4,915,818)  $(2,310,315)
                             ======  =====   ==========  =========  ==========  =========   ===========   ===========

                      The accompanying notes are an integral part of these financial statements.



                          MUSCLEPHARM CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          March 31, 2010 and 2009

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

On February 18, 2010, in accordance with a Securities Exchange Agreement dated February 1, 2010, the Company (Tone in Twenty, a Nevada Corporation) acquired all the outstanding equity and voting interests of Muscle Pharm, LLC ("MusclePharm," a Colorado limited liability corporation formed on April 22, 2008), for an aggregate of 26,000,000 shares of our common stock. In addition, pursuant to the terms and conditions of the Securities Exchange Agreement ("share exchange"), MusclePharm paid $25,000 to the former President of the Company for his 366,662 shares of the Company's common stock, and these shares were cancelled. Upon closing of the transaction, MusclePharm became a wholly owned subsidiary of the Company. Also concurrent with the closing of the acquisition, the Company's President and Director issued his resignation. The board of directors was reconstituted to consist of the two original founders and initial members of MusclePharm. Following the share exchange and related transactions, a total of 26,070,838 shares of the Company's common stock was issued and outstanding, with MusclePharm members owning approximately 99.7% of our outstanding common stock. The share exchange is being accounted for as a "reverse acquisition," as the members of MusclePharm owned a majority of the outstanding shares of Tone in Twenty common stock immediately following the share exchange and now control the Company's board of directors. The Company was deemed to be the legal acquirer in the reverse acquisition, while MusclePharm was deemed to be the accounting acquirer. Also, as a result of the completion of the reverse acquisition, the Company amended its articles of incorporation to change its name to MusclePharm Corporation, and also changed its fiscal year from August 31st to December 31st. Upon completion of the share exchange, the operations of Tone in Twenty ceased.

The consolidated financial statements are presented as a continuation of the financial statements of MusclePharm. As such, for all disclosures referencing shares authorized, issued, outstanding, per share amounts and other disclosures related to equity, amounts have been retroactively adjusted to reflect the legal capital of the legal acquirer (Tone in Twenty).

The Company currently manufactures and markets eight branded sports nutrition products with the trade name: Combat Powder[R], Assault[TM], Battle Fuel[TM], Bullet Proof[R], Shred Matrix[TM], Recon[R], Energel Shot[TM] and MuscleGel[TM].

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles in the United States of America and have been consistently applied in the preparation of the financial statements.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ materially from those estimates.

CASH AND CASH EQUIVALENTS

For purposes of reporting cash flows, the Company considers cash and cash equivalents to include highly liquid investments with original maturities of 90 days or less. Those are readily convertible into cash and not subject to significant risk from fluctuations in interest rates and market trends. The recorded amounts for cash equivalents approximate fair value due to the short-term nature of these financial instruments.

As of March 31, 2010 and December 31, 2009, the Company had $41,734 and $17,841, respectively, overdrawn in its bank accounts. These amounts are shown as a current liability on the balance sheet.

CONCENTRATION OF CREDIT RISK AND ACCOUNTS

Financial instruments that potentially subject the Company to significant concentrations of credit risk include cash equivalents, trade accounts receivable, inventory and deposits on product. The Company maintains its cash and investment balances in the form of bank demand deposits and money market accounts with financial institutions that management believes to be of high credit quality. Accounts receivable are typically unsecured and are derived from transactions with and from customers primarily located in the United States.

For the three months ended March 31, 2010, the Company had made sales to 16 customers. Three of these customers represent approximately 79% of the Company's gross sales during the period.

At March 31, 2010 the Company was using one vendor to manufacture the Company's entire inventory.

ACCOUNTS RECEIVABLE

The Company performs ongoing evaluations of its customer's financial condition and generally does not require collateral. Management reviews accounts receivable periodically and reduces the carrying amount by a valuation allowance that reflects management's best estimate of amounts that may not be collectible. Allowances, if any, for uncollectible accounts receivable are determined based upon information available and historical experience. As of March 31, 2010 the allowance for accounts receivable was $2,710 compared to an allowance for accounts receivable of $821 as of December 31, 2009.

INVENTORY

Inventory is stated at the lower of cost or market. Costs are determined by the first-in first-out or average cost methods. Cost includes all costs of purchase, cost of conversion and other costs incurred in bringing the inventory to its present location and condition.

SHIPPING AND HANDLING

Product sold is typically shipped directly to the customer from the manufacturer and distributor. Any freight billed to customers is offset against shipping costs and included in cost of goods sales.

DEPOSITS

As of March 31, 2010 and December 31, 2009 the Company had a balance of $-0-and $32,115, respectively, as deposits on products to be manufactured.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed principally on the straight-line method over the estimated useful life of each type of asset. Maintenance and repairs are charged to expense as incurred; improvements and betterments are capitalized. Upon retirement or disposition, the related costs and accumulated depreciation are removed from the accounts, and any resulting gains or losses
are credited or charged to income.   Depreciation totaled $2,111 and $671 for
the three months ended March 31, 2010 and 2009, respectively.

Below is a summary of property and equipment:

                                Estimated      March 31,     December 31,
        Asset Type             Useful Life       2010            2009
        ----------             -----------     ---------     ------------
Displays                           5           $ 32,057        $ 32,057
Furniture and equipment            5              6,411           5,761
                                               --------        --------
Subtotal                                         38,468          37,818
Less accumulated depreciation                    (7,119)         (5,008)
                                               --------        --------
Net                                            $ 31,349        $ 32,810
                                               ========        ========

WEBSITE DEVELOPMENT COSTS

Website development costs representing capitalized costs of design, configuration, coding, installation, and testing of the Company's website are capitalized until initial implementation. Upon implementation, the Company began amortizing the cost over its estimated useful life of three years using the straight-line method. Accumulated amortization at March 31, 2010 and 2009 were $5,413 and $1,592, respectively. Amortization expense for the both periods ended March 31, 2010 and 2009 were $955. Ongoing website post-implementation costs of operation, including training and application maintenance, are charged to expense as incurred.

LONG-LIVED ASSETS

The Company's primary long-lived assets are property and equipment and website development. The Company assesses the recoverability of its long-lived assets whenever events and circumstances indicate the carrying value of an asset or asset group may not be recoverable from estimated future cash flows expected to result from its use and eventual disposition. Management does not believe that its long-lived assets are impaired, and no impairment charges have been recorded as of March 31, 2010.

FAIR VALUE DETERMINATION

Financial instruments consist of cash, accounts, inventory, deposits on product, prepaid expenses, accounts payable and accrued expenses. The carrying amount of these financial instruments approximates fair value due to their short-term nature or the current rates at which the Company could borrow funds with similar remaining maturities.


Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial statements.

COMPREHENSIVE INCOME

Financial Accounting Standards Board ("FASB") Accounting Standards Codification (the "ASC") Topic 220, "Comprehensive Income," provides guidance for reporting and display of comprehensive income, its components and accumulated balances. For the three months ended March 31, 2010 and 2009, there were no differences between reported net income and comprehensive income.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Financial Accounting Standards Board ("FASB") Accounting Standards Codification (the "ASC") Topic 815, "Derivatives and Hedging," provides guidance for disclosure of derivative instruments and hedging activities. During the periods covered by the financial statements the Company did not have any derivative financial instruments and did not participate in hedging activities.

STOCK BASED COMPENSATION

Financial Accounting Standards Board ("FASB") Accounting Standards Codification (the "ASC") Topic 718, "Stock Compensation," establishes fair value as the measurement objective in accounting for share based payment arrangements, and requires all entities to apply a fair value based measurement method in accounting for share based payment transactions with employees. Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the period during which the holder is required to provide services in exchange for the award, i.e., the vesting period.

ADVERTISING

The Company expenses the cost of advertising when incurred. Advertising expenses are included with advertising and promotions in the accompanying statements of operations.

REVENUE RECOGNITION

The Company recognizes revenue when persuasive evidence of a revenue arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectability is reasonably assured.

During 2009 and 2010, the Company has been developing its presence in the marketplace and establishing distribution channels for its products, and therefore the Company has incurred significant costs for sales allowances, sample expense and discounts provided. During the three months ended March 31, 2010, the Company recognized gross sales of $1,320,455, but also granted discounts and allowances of $61,687, for net sales of $1,258,588. During the three months ended March 31, 2009, the Company recognized gross sales of $296,797, but also granted discounts and allowances of $112,314, for net sales of $184,483.

SPONSORSHIP AND ENDORSEMENT AGREEMENTS

As a component of its marketing strategy, the Company enters into sponsorship and endorsement agreements with prominent athletes, trainers, and other high profile individuals that provide the Company ongoing sources of exposure to its products. The agreements sometimes specify certain contingencies that must be met to receive payments, others may require regular or periodic payments with no specified service or events that trigger payments under an agreement, or a combination of both. Agreements that are contingent upon the successful completion of an event prior to payment are considered unearned until the completion of the triggering event, and as such, no expense or liability is recorded until the successful completion of the triggering event. Where agreements are based on time and not on specific triggering events, the services are considered to be earned ratably over the period of the agreement, and as such expenses and liabilities are recorded ratably over the term of the agreement.

INCOME TAXES

As discussed elsewhere in this report, on February 18, 2010 the Company completed a reverse merger with Tone in Twenty, a Nevada corporation which had a fiscal year ending August 31st. MusclePharm is deemed to be the accounting acquirer in the merger, while Tone in Twenty is deemed the legal acquirer. As such, the Company subsequently changed the fiscal year of the combined entity to December 31st. As a result of the reverse merger, the Company will be subject to corporate U.S. federal, state, and local taxes beginning in February 2010. The Company is currently evaluating the effects of the reverse acquisition to its income taxes.

EARNINGS PER COMMON SHARE

Basic earnings (loss) per share is computed by dividing the net income (loss) attributable to common shareholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed based on the weighted average number of common shares and potentially dilutive common shares outstanding. The calculation of diluted net income (loss) per share excludes potential common shares if the effect would be anti-dilutive. Potential common shares consist of incremental common shares issuable upon the exercise of outstanding stock options and stock purchase warrants or other financial instruments considered to be common stock equivalents.

At both March 31, 2010 and 2009 the Company had no outstanding stock options, stock purchase warrants or other financial instruments considered to be common stock equivalents. As such, basic and diluted earnings per share are equal.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The FASB's Accounting Standards Codification is effective for all interim and annual financial statements issued after September 15, 2009. The ASC is now the single official source of authoritative, nongovernmental generally accepted accounting principles (GAAP) in the United States. The historical GAAP hierarchy was eliminated and the ASC became the only level of authoritative GAAP, other than guidance issued by the Securities and Exchange Commission. Our accounting policies were not affected by the conversion to ASC. However, we have conformed references to specific accounting standards in these notes to our consolidated financial statements to the appropriate section of ASC.

During the first quarter of 2010, the U.S. Congress passed and the President signed into law the Patient Protection and Affordable Care Act as well as the Health Care and Education Reconciliation Act of 2010, which represent significant changes to the current U.S. health care system. The legislation is far-reaching and is intended to expand access to health insurance coverage over time by increasing the eligibility thresholds for most state Medicaid programs and providing certain other individuals and small businesses with tax incentives to subsidize a portion of the cost of health insurance coverage. The legislation includes a requirement that most individuals obtain health insurance coverage beginning in 2014 and that most large employers offer coverage to their employees or they will be required to pay a financial penalty. Some of the more significant changes, including the requirement that individuals obtain coverage, do not become effective until 2014 or later. It is too early to fully understand the impacts of the legislation on our business.

There were various other accounting standards and interpretations issued during 2010 and 2009, none of which are expected to have a material impact on the Company's consolidated financial position, operations, or cash flows.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has negative working capital and stockholders' deficits, and has incurred net losses for the three months ended March 31, 2010 and the year ended December 31, 2009 of $2,609,716 and $1,913,473, respectively, which raises substantial doubt about its ability to continue as a going concern.
In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon its ability to meet its financing requirements, raise additional capital, and the success of its future operations. There is no assurance that future capital raising plans will be successful in obtaining sufficient funds to assure its eventual profitability. Management believes actions planned and presently being taken provide the opportunity for the Company to continue as a going concern, including:

     -  Increasing prices of products;
     -  reducing discounts and free samples;
     - obtaining manufacturers which have substantially decreased manufacturing costs, and
     - securing additional working capital through additional sales of debt or equity to investors.

The financial statements do not include any adjustments that might result from these uncertainties.

NOTE 4 - DUE TO RELATED PARTIES

Certain members of the Company have utilized personal credit cards owned by them and immediate family members to assist in financing its operations. As of March 31, 2010 and December 31, 2009, the Company owed $8,556 and $27,929, respectively on these aforementioned credit cards. The balance owed at March 31, 2010 represents an amount owed to the Company's President. The Company does not plan to use such credit in the future.

During the year ended December 31, 2009 an investor paid various legal and accounting fees and other administrative expenses on behalf of the company totaling $32,891. The advances from the investor are uncollateralized, bear no interest and are due on demand. As of March 31, 2010 no payments have been made on this advance.

In December 2009 a company controlled by an investor advanced the Company $25,000 for working capital. And during the three months ended March 31, 2010 this investor advanced the Company an additional $140,000 for working capital. On March 31, 2010 the non-interest bearing, due on demand advances were converted to a note payable in the amount of $165,000. The note bears interest at the rate of 8% per year, requires no periodic principal or interest payments, and matures on March 31, 2011 at which time all unpaid principal and interest is due.

NOTE 5 - ORIGINAL ISSUE DISCOUNT NOTES AND NOTES PAYABLE

In February 2010 the Company issued two Original Issue Discount Secured Promissory Notes ("Note") to two accredited investors as defined in Regulation D under the Securities Act of 1933, as amended. The first Note was issued on February 18, 2010 with a face value of $125,000 and maturity date of May 18, 2010. The second Note was issued on February 26, 2010 with a face value of $62,500 and a maturity of May 26, 2010. The Notes are secured by all the Company's accounts receivable. The total proceeds from the issuance of the Notes were $150,000. The discount of $37,500 is being amortized to interest expense over the life of the Notes. For the three months ended March 31, 2010, total of $15,972 of the discount was amortized and is included in interest expense in the accompanying statement of operations.

As discussed in Note 4 above, in December 2009 a company controlled by an investor advanced the Company $25,000 for working capital. And during the three months ended March 31, 2010 this investor advanced the Company an additional $140,000 for working capital. On March 31, 2010 the non-interest bearing, due on demand advances were converted to a note payable in the amount of $165,000. The note bears interest at the rate of 8% per year, requires no periodic principal or interest payments, and matures on March 31, 2011 at which time all unpaid principal and interest is due.

At March 31, 2010, the Company had $30,000 in short term working capital loans represented by two uncollateralized promissory notes issued in March 2009. The notes require no periodic payments, and accrue interest at 10% per annum. The notes matured on March 2, 2010. The Company had been in discussions with the note holders to acquire extensions of the maturity date, and on April 22, 2010 the Company's board of directors authorized the issuance of a total of 30,000 shares of common stock as consideration for an extension of the maturity date of the notes to September 2, 2010. The shares were subsequently issued and accepted by the note holders.

NOTE 6 - CONVERTIBLE NOTES PAYABLE

During the three months ended March 31, 2010 and the year ended December 31, 2009 the Company sold to various investors a total of $1,258,500 of convertible secured promissory notes, of which $5,000 was subsequently repaid to one note holder in December 2009. All the notes accrue interest at 8% per annum. At March 31, 2010 the total interest accrued on the notes, net of amounts previously converted, was $32,962. The notes are convertible to common stock by the note holder under terms designed to provide the holder with a dollar amount of common stock equal to a designated percentage of the note amount plus any accrued interest, ranging from 120% to 350%. In accordance with ASC 470 these terms are considered beneficial conversion features, and as such a total of $913,000 representing the intrinsic value of the beneficial conversion features has been allocated to members' equity and is reflected as a discount to the amount of the note amounts which is being accreted to interest expense over the term of the notes. For the three months ended March 31, 2010 a total of $318,161 was accreted and is included in interest expense in the accompanying financial statements. No discount accretion was incurred for the three months ended March 31, 2009. All the Notes are collateralized by all the assets of Muscle Pharm, LLC.

During the three months ended March 31, 2010, convertible notes totaling $152,500, together with $4,182 of accrued interest, and $57,079 of un-accreted discounts on the notes converted, were converted to 446,250 shares of the Company's common stock.

The following table summarizes the Company's convertible notes payable at March 31, 2010:

Six convertible secured promissory notes maturing
in March 2010, interest accruing at 8%, convertible
at the rate of 120%                                       $   370,000

Three convertible secured promissory notes maturing
in May 2010, interest accruing at 8%, convertible at
the rate of 150%                                               15,000

Convertible secured promissory note maturing in
June 2010, interest accruing at 8%, convertible at
the rate of 120%                                               40,000

Two convertible secured promissory notes maturing
in June 2010, interest accruing at 8%, convertible
at the rate of 150%                                            12,500

Two convertible secured promissory notes maturing
in June 2010, interest accruing at 8%, convertible
at the rate of 200%                                           107,500

Six convertible secured promissory notes maturing
in July 2010, interest accruing at 8%, convertible
at the rate of 200%                                            95,000

Fifteen convertible secured promissory notes maturing
in August 2010, interest accruing at 8%, convertible
at the rate of 200%                                           128,500

Convertible secured promissory note maturing in
August 2010, interest accruing at 8%, convertible at
the rate of 300%                                               10,000

Convertible secured promissory note maturing in
September 2010, interest accruing at 8%, convertible
at the rate of 200%                                             2,500

Two convertible secured promissory notes maturing in
December 2010, interest accruing at 8%, convertible
at the rate of 200%                                           225,000

Convertible secured promissory notes maturing in
January 2011, interest accruing at 8%, convertible
at the rate of 200%                                            95,000
                                                          -----------
Total convertible secured promissory notes                  1,101,000
Less discount                                                (458,396)
                                                          -----------
Total convertible secured promissory notes, net
of discount                                               $   642,604
                                                          -----------

Six convertible notes totaling $370,000 matured in March 2010 and are currently in default. As of the date of this report, none of these note holders have presented demands for payment or conversion notices to the Company.

NOTE 7 - STOCKHOLDERS' DEFICIT

MUSCLEPHARM FOUNDERS AND INITIAL INVESTORS

There were two initial founders of the Company, both of whom are current officers and directors of the Company. One founder received a 60% interest in the original privately owned entity in exchange for his contribution of formulations for potential products, contacts with GNC Canada and other potential customers, and contacts with professional athletes. The other initial founder received a 40% interest in the original privately owned entity in exchange for his contacts with key contacts including potential distributors, professional athletes and potential investors. No accounting value was placed on these respective contributions since it was considered immaterial. During the year ended December 31, 2009 one of the initial members forgave $16,508 of amounts previously advanced to the Company, which was recorded as a capital contribution at December 31, 2009.

During 2008 and 2009, the Company sold to various other investors equity interests totaling $562,000 to provide working capital during its development. These other investor equity interests represented a 10% interest at the time of the share exchange completed on February 18, 2010, which is discussed further elsewhere in this report. Upon completion of the share exchange, the original founders of MusclePharm received 23,377,782 shares of the Company's common stock, with the other equity investors receiving a total of 2,622,218 shares of the Company's common stock, for a total of 26,000,000 shares issued in the share exchange to the MusclePharm equity interests.

SERIES A CONVERTIBLE PREFERRED STOCK

The Company has authorized a total of 833,333 shares of Series A Convertible Preferred Stock ("Series A"), par value $.001, of which 76,667 shares are issued and outstanding at March 31, 2010. The shares are non-voting, and have no dividend or liquidation rights. Each share is convertible into two hundred (200) shares of Common Stock, provided, however, no holder of the Series A will have the right to convert any of such shares to the extent that after giving effect to such conversion, the beneficial owner of such shares would beneficially own in excess of 4.9% of the shares of the common stock outstanding immediately after giving effect to such conversion. At March 31, 2010, the 76,667 outstanding shares of the Series A Convertible Preferred Stock were convertible into 15,333,400 shares of common stock (without giving effect to the aforementioned limitation on conversion).

On March 16, 2010 the Company filed a Post Effective Amendment to the S-1 Registration Statement listing Bishop Equity Partners LLC as the owner of the Series A, and the Post Effective Amendment was declared effective on March 30, 2010. During the three months ended March 31, 2010, 6,666 shares of Series A were converted into 1,333,200 shares of common stock.

COMMON STOCK

The Company has authorized 195,000,000 shares of $.001 par value common stock.

Immediately prior to the share exchange completed on February 18, 2010 as discussed in Note 1, the Company had 437,500 shares issued and outstanding. Concurrent with the share exchange, the Company purchased a total of 366,662 shares of the outstanding common stock owned by a prior executive of the Company for total consideration of $25,000. These shares were subsequently retired. With the issuance of 26,000,000 shares of common stock to the MusclePharm founders and equity investors as discussed above, immediately after the completion of the share exchange, the Company had 26,070,838 shares issued and outstanding.

During the quarter ended March 31, 2010 the Company's two founders and executive officers surrendered an aggregate of 2,425,000 shares of common stock. The surrendered shares were immediately re-issued to various individuals who had provided services to the Company during its development, and to certain athletes as a component to their endorsement agreements with the Company. Absent market data, the fair value of the shares was determined to be $0.54 per share based on conversion terms of convertible debt issuances and considering other issuances of common stock including the private placement as discussed in subsequent events below. As such, a total of $1,039,500 was charged to operations and included in the Statement of Operations for the three months ended March 31, 2010 as $54,000 to Advertising and promotion expense and $985,500 to Professional fees. An additional $270,000 was allocated to Services prepaid with common stock as part of an unearned endorsement agreement. The endorsement agreement begins on June 1, 2010 and expires automatically on May 31, 2011, and as such will be earned ratably over the term of the agreement and will be charged to operations evenly over the term of the agreement at the rate of $22,500 per month.

Giving effect to the conversions of certain convertible notes and preferred stock, both as discussed above, an additional 1,779,450 shares were issued during the three months ended March 31, 2010 resulting in a total of 27,850,288 shares issued and outstanding at March 31, 2010.

2010 STOCK INCENTIVE PLAN

On February 1, 2010 the Company's board of directors and shareholders approved the 2010 Stock Incentive Plan ("2010 Plan"). The 2010 Plan allows the Company to grant incentive stock options, non-qualified stock options, restricted stock awards, restricted stock units and stock appreciation rights to key employees and directors of the Company or its subsidiaries, consultants, advisors and service providers. Any stock option granted in the form of an incentive stock option will be intended to comply with the requirements of Section 422 of the Internal Revenue Code of 1986, as amended. Only options granted to employees qualify for incentive stock option treatment. No incentive stock option shall be granted after February 1, 2020, which is 10 years from the date the Plan was initially adopted. A stock option may be exercised in whole or in installments, which may be cumulative. Shares of Common Stock purchased upon the exercise of a stock option must be paid for in full at the time of the exercise in cash or such other consideration determined by the Compensation Committee. Payment may include tendering shares of Common Stock or surrendering of a stock award, or a combination of methods.

The 2010 Plan will be administered by the Compensation Committee. The Compensation Committee has full and exclusive power within the limitations set forth in the Plan to make all decisions and determinations regarding the selection of participants and the granting of awards; establishing the terms and conditions relating to each award; adopting rules, regulations and guidelines; and interpreting the Plan. The Compensation Committee will determine the appropriate mix of stock options and stock awards to be granted to best achieve the objectives of the Plan. The 2010 Plan may be amended by the Board or the Compensation Committee, without the approval of stockholders, but no such amendments may increase the number of shares issuable under the Plan or adversely affect any outstanding awards without the consent of the holders thereof. The total number of shares that may be issued shall not exceed Five Million (5,000,000), subject to adjustment in the event of certain recapitalizations, reorganizations and similar transactions.

On April 2, 2010 the Company's board of directors authorized the issuance of a total of 2,767,500 stock purchase options. The grant consisted of 2,250,000 of non-qualified stock options and 517,500 incentive stock options. All the stock options were issued to current employees, are exercisable at $.50 per share, vest immediately, and expire on April 2, 2015.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

As a component of the Company's overall marketing strategy, it has entered into various sponsorship and endorsement agreements with professional athletes, fitness trainers, and other high profile individuals. These agreements generally provide for payments to the athletes and trainers based on pre-determined events in which the athlete or trainer agree to provide exposure of the Company and its products through media exposure and coverage of specific athletic events. Some agreements are not contingent upon the completion of pre-determined events, and as such are earned ratably over the
period of the agreement.   During the three months ended March 31, 2010
Company paid $625,214 in sponsorships and related fees. For the year ended December 31, 2009 the Company paid $571,232 in sponsorships and related fees. These payments are included in the Statements of Operations in advertising and promotion expense. At March 31, 2010 the Company estimates future obligations under its existing sponsorship and endorsement agreements is approximately $646,000, assuming all contingencies contained in the agreements occur, of which there can be no assurance. This estimate does not include amounts for reimbursements for travel and expenses that are included in certain of the agreements.

Subsequent to March 31, 2010, the Company entered into additional sponsorship and endorsement agreements. The Company estimates future obligations under these agreements is approximately $545,000. This estimate does not include amounts for reimbursements for travel and expenses that are included in certain of the agreements.

At March 31, 2010 the Company has accrued a liability of approximately $106,000 representing delinquent payroll taxes. The Company plans to resolve this liability with the appropriate agencies, but no resolution of these matters has occurred as of the date of this report. A contingency exists with respect to this matter, the ultimate resolution of which can not presently be determined.

In April 2009, the Company signed a 13 month lease for warehouse space, which is personally guaranteed by a director. The base rate is $818 per month. In September 2009, a six month office lease was signed at a base rate of $1,458 month. The Company has executed an addendum to the office lease agreement to provide additional office space and extend the lease an additional six months through June 2010 at a monthly rate of $3,950. The office lease is also personally guaranteed by an initial member.

NOTE 9 - RELATED PARTY TRANSACTIONS

There were two initial members of the Company when it was formed as a limited liability company on April 22, 2008. Mr. Brad Pyatt, received an initial 60% interest in exchange for his contribution of formulations for potential products, contacts with GNC Canada and other potential customers, as well as contacts with professional athletes. Mr. Cory Gregory received a 40% membership interest in exchange for his contacts including potential distributors, professional athletes and potential investors. Neither of the two initial members contributed any cash and no accounting value was placed on their respective contributions. Upon completion of the share exchange on February 18, 2010, Mr. Pyatt assumed the position of President and Chief Executive Officer, and Mr. Gregory assumed the position of Executive Vice

President. Both executives were also appointed to the board of directors effective with the completion of the share exchange.

Immediately after the completion of the share exchange, Mr. Pyatt and Mr. Gregory controlled approximately 90% of the issued and outstanding common stock. Since the completion to the share exchange, Mr. Pyatt has assumed the title of Chief Executive Officer, and Mr. Gregory has assumed the title of President.

Neither executive has an employment agreement with the Company. For the year ended December 31, 2009 payments totaling approximately $152,000 were paid to the two executives. The payments were made as compensation for management services provided to the Company and are included in salaries and labor in the accompanying Statements of Operations. During the three months ended March 31, 2010, the Company initiated base salaries for these two executives in the annual amounts of approximately $200,000 for Mr. Pyatt, and $60,000 for Mr. Gregory.

For the year ended December 31, 2009, approximately $38,000 was paid to two initial members' wives also for various administrative services. No such payments were made during the three months ended March 31, 2010, and the Company has no plans to utilize these resources in the future.

During the year ended December 31, 2009, a company controlled by the Company's President purchased $2,603 of the Company's products. As of December 31, 2009, the customer owed a balance of $950 which was subsequently collected in January 2010. For the three months ended March 31, 2010 his company purchased $1,500 of the Company's products, all of which was collected in March 2010.

NOTE 10 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date which the financial statements were available to be issued. In addition to events as described elsewhere in this report, the following subsequent events are noted.

On April 16, 2010 the Company's board of directors authorized the sale of up to 2,000,000 units at $.50 per unit. Each unit consists of one share of the Company's common stock, and one and one-half stock purchase warrants. Each warrant is exercisable into one share of restricted common stock at an exercise price of $1.50 per share, and expires five years after issuance. As of May 17, 2010, the Company has sold 375,000 units in connection with this offering for total gross proceeds of $187,500. The holder of the Company's Series A Convertible Preferred Stock has agreed to help facilitate this offering by selling free trading shares of the Company's common stock, which it owns by conversions of the preferred stock as discussed in Note 7, to the investors in the same amount and at the same price as the Company is selling the units. For example, if an investor desires to purchase 50,000 units of common stock and warrants for $25,000, he will essentially be purchasing from the Company 50,000 restricted shares of common stock, together with warrants to purchase an additional 75,000 shares of common stock at a price of $1.50 per share. The investor would also purchase from the holder of the preferred stock, 50,000 free trading shares of the Company's common stock at a price of $.50 per share. Relative to this offering, the holder of the preferred stock had received gross proceeds of $187,500 from the sale of 375,000 shares of common stock. The holder has also loaned to the Company a total of $140,000 of its proceeds from this offering on a short term basis. The holder loaned these funds voluntarily, and there was no agreement requiring it to loan the money, and there are no commitments that the holder of the preferred stock will make any future loans to the Company if it is successful in selling more shares of its common stock in this offering.

Subsequent to March 31, 2010 convertible notes payable with value of $11,042, net of discount of $6,458, were converted to 28,750 shares of the Company's common stock.

On April 2, 2010 the Company's board of directors authorized the issuance of a total of 2,767,500 stock purchase options. The grant consisted of 2,250,000 of non-qualified stock options and 517,500 incentive stock options. All the stock options were issued to current employees, are exercisable at $.50 per share, vest immediately, and expire on April 2, 2015.

Subsequent to March 31, 2010 the Company has entered into various sponsorship and endorsement agreements. The Company estimates future obligations under these agreements is approximately $544,000, assuming all contingencies contained in the agreements occur, of which there can be no assurance. This estimate does not include amounts for reimbursements for travel and expenses that are included in certain of the agreements, and is in addition to the future commitments disclosed in Note 8.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical facts are forward-looking statements such as statements relating to future operating results, existing and expected competition, financing and refinancing sources and availability and plans for future development or expansion activities and capital expenditures. Such forward-looking statements involve a number of risks and uncertainties that may significantly affect our liquidity and results in the future and, accordingly, actual results may differ materially from those expressed in any forward-looking statements. Such risks and uncertainties include, but are not limited to, those related to effects of competition, leverage and debt service financing and refinancing efforts, and general economic conditions. The following discussion and analysis should be read in conjunction with the financial statements and notes thereto included elsewhere in this report.

Acquisition

On February 18, 2010, in accordance with a Securities Exchange Agreement dated February 1, 2010, the Company (Tone in Twenty, a Nevada Corporation) acquired all the outstanding equity and voting interests of Muscle Pharm, LLC ("MusclePharm," a Colorado limited liability corporation formed on April 22, 2008), for an aggregate of 26,000,000 shares of our common stock. In addition, pursuant to the terms and conditions of the Securities Exchange Agreement ("share exchange"), MusclePharm paid $25,000 to the former President of the Company for his 366,662 shares of the Company's common stock, and these shares were cancelled. Upon closing of the transaction, MusclePharm became a wholly owned subsidiary of the Company. Also concurrent with the closing of the acquisition, the Company's President and Director issued his resignation. The board of directors was reconstituted to consist of the two original founders and initial members of MusclePharm. Following the share exchange and related transactions, a total of 26,070,838 shares of the Company's common stock was issued and outstanding, with MusclePharm members owning approximately 99.7% of our outstanding common stock. The share exchange is being accounted for as a "reverse acquisition," as the members of MusclePharm owned a majority of the outstanding shares of Tone in Twenty common stock immediately following the share exchange and now control the Company's board of directors. The Company was deemed to be the legal acquirer in the reverse acquisition, while MusclePharm was deemed to be the accounting acquirer. Also, as a result of the completion of the reverse acquisition, the Company amended its articles of incorporation to change its name to MusclePharm Corporation, and also changed its fiscal year from August 31st to December 31st. Upon completion of the share exchange, the operations of Tone in Twenty ceased.

The consolidated financial statements are presented as a continuation of the financial statements of MusclePharm. As such, for all disclosures referencing shares authorized, issued, outstanding, per share amounts and other disclosures related to equity, amounts have been retroactively adjusted to reflect the legal capital of the legal acquirer (Tone in Twenty).

Overview

We are a sports nutrition company. We currently manufacture and market eight branded sports nutrition products, designed to meet the nutritional needs of athletes of all experience levels. Our products, Assault[TM], Battle Fuel[TM], Bullet Proof[R], Combat Powder[R], Energel Shot[TM], MuscleGel[TM], Recon[R], and Shred Matrix[TM], are comprised of safe, naturally occurring food supplement ingredients, including amino acids, herbs and proteins. Each of our high-performance nutritional supplements was designed to safely and naturally enhance the effects of exercise, repair muscles, and to nourish the body to optimize overall health and fitness of the active individual.

All of the products we sell are sold under the MusclePharm brand, and are designed and marketed to target athletes, body builders and health minded individuals seeking a high degree of physical fitness. Our products fall into the general definition of vitamins, minerals, herbs and dietary supplements and are regulated by the U.S. Food and Drug Administration (FDA). Each product undergoes the scrutiny of our 6-Stage Research and Testing Protocol, involving our vast resources of scientific, clinical and real-world expertise, to ensure the highest level of efficacy and quality possible.

Our Medical Advisory Team includes two of the leading sports nutrition clinician/researchers in the world, who contribute directly to the formulation and development and testing of all products. Our Chief Medical Director and Formulator is Dr. Eric Serrano, MD; and our Chief Medical Researcher is Dr. Jeffrey Stout, Ph.D., researcher and professor of exercise physiology at the University of Oklahoma.

MusclePharm products are currently available through several distribution channels throughout the U.S. including over 1000 GNC locations, over 400 Vitamin Shoppes, and several independent sports nutrition retail outlets and fitness centers. Our products are also available on over 100 Internet sites and in approximately 20 foreign countries through international distributors. We are also in negotiations with one of the largest international sports nutrition distributors Sportika, which would extend our reach to approximately 120 countries worldwide.

Our marketing strategy entails the branding of MusclePharm as the "must-have" nutritional supplement line for serious, high performance athletes. Endorsements have been completed with several Mixed Martial Arts fighters, bodybuilding, fitness professionals, and current NFL notables, Joey Porter and Chris Johnson. Additionally, endorsement agreements are currently being
negotiated with several other athletes of high-visibility and notoriety.   We
believe that top-level athletes from all sports are viewed as leaders and role models to many people. The objective of our athlete endorsement program is to build consumer awareness and confidence in the MusclePharm brand to help drive consumer demand for our products in retail outlets and health clubs.

At Musclepharm, we believe we are a look at the future where science meets sports nutrition. From the laboratory to the playing field, our products are held to the most rigorous standards, because the expectations of our customers are high. Our products contain no banned substances, are 100% hardcore, and proven effective. MusclePharm is currently in the approval process for NSF certification, which will allow us to sell our products to professional and college sports teams nationwide. Our manufacturing facility is GMP compliant and EU certified and our processes stand up to the most stringent industry standards. We firmly believe in our mission: to improve our customer's lives, increase their ability to excel, utilize cutting-edge science to develop the best nutritional supplements on the market, and to provide a safe option for athletes of all levels seeking to be the best athlete they can be. We are MusclePharm, The Athlete's Company[TM].

Liquidity and Capital Resources

Our primary source of operating cash has been through the sale of equity and through the issuance of convertible secured promissory notes and other short term debt as discussed below.

At March 31, 2010, the Company had overdrawn bank accounts of $(41,734) and a working capital deficit of $(2,352,646), compared to overdrawn bank accounts of $(17,841) and a working capital deficit of $1,223,074 at December 31, 2009. The working capital decrease of $(1,129,572) is primarily attributed to the operating loss incurred during the three months ended March 31, 2010. Cash used in operating activities was $(620,243) for the three months ended March 31, 2010, as compared to cash used in operating activities of $(24,580) for the three months ended March 31, 2009. The increase in cash used in operating activities for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 was primarily the result of the net operating loss for the current three month period.

Because of our limited availability of credit we have depended from time to time on cash advances and credit lines from various related parties including the two original founders and their family members, and other equity holders. As of March 31, 2010 all amounts previously advanced from family members had been repaid. During the year ended December 31, 2009 an investor paid various legal and accounting fees and other administrative expenses on behalf of the company totaling $32,891. Also during the year ended December 31, 2009 a shareholder advanced the Company $4,758 to pay for certain operating expenses, and the Company's President also advanced the Company $8,556 for various purchases made on his personal credit card on behalf of the Company. All advances are uncollateralized, bear no interest and are due on demand.
As of March 31, 2010 no payments have been made on these advances. These advances are reflected in the increases in amounts due to related parties.

In December 2009 a company controlled by an investor advanced the Company $25,000 for working capital, and during the three months ended March 31, 2010 this investor advanced the Company an additional $140,000 for working capital. On March 31, 2010 the non-interest bearing, due on demand advances were converted to a note payable in the amount of $165,000. The note bears interest at the rate of 8% per year, requires no periodic principal or interest payments, and matures on March 31, 2011 at which time all unpaid principal and interest is due.

Cash used in investing activities was $(650) for the three months ended March 31, 2010, and represents purchases of various office furniture and equipment. No purchases of furniture and equipment were made during the three months ended March 31, 2009. We also maintain a website http://www.musclepharm.com), designed for customers and investors. Future investments in equipment and other fixed assets, as well as further development of our Internet presence will largely depend on available capital resources.

Cash flows provided by financing activities were $620,893 for the three months ended March 31, 2010, as compared to cash flows provided by financing activities of $35,000 for the three months ended March 31, 2009.

In February 2010 we issued two Original Issue Discount Secured Promissory Notes ("Note") to two accredited investors as defined in Regulation D under the Securities Act of 1933, as amended. The first Note was issued on February 18, 2010 with a face value of $125,000 and maturity date of May 18, 2010. The second Note was issued on February 26, 2010 with a face value of $62,500 and a maturity of May 26, 2010. The Notes are secured by all the Company's accounts receivable. The total proceeds from the issuance of the Notes were $150,000. The discount of $37,500 is being amortized to interest expense over the life of the Notes. For the three months ended March 31, 2010, total of $15,972 of the discount was amortized and is included in interest expense in the accompanying statement of operations.

As discussed above, in December 2009 a company controlled by an investor advanced the Company $25,000 for working capital, and during the three months ended March 31, 2010 this investor advanced the Company an additional $140,000 for working capital. On March 31, 2010 the non-interest bearing, due on demand advances were converted to a note payable in the amount of $165,000.

During the three months ended March 31, 2010 and the year ended December 31, 2009 the Company sold to various investors a total of $1,258,500 (including $356,000 sold during the three months ended March 31, 2010), of convertible secured promissory notes, of which $5,000 was subsequently repaid to one note holder in December 2009. All the notes accrue interest at 8% per annum. The notes are convertible to common stock by the note holder under terms designed to provide the holder with a dollar amount of common stock equal to a designated percentage of the note amount plus any accrued interest, ranging from 120% to 350%. In accordance with ASC 470 these terms are considered beneficial conversion features, and as such a total of $913,000 representing the intrinsic value of the beneficial conversion features has been allocated to members' equity and is reflected as a discount to the amount of the note amounts which is being accreted to interest expense over the term of the notes. All the Notes are collateralized by all the assets of Muscle Pharm, and have maturity dates ranging from March 2010, to January 2011. Six of the convertible notes totaling $370,000 matured in March 2010 and are currently in default. As of the date of this report, none of the note holders have presented demands for payment or conversion notices to the Company.

During the three months ended March 31, 2010, convertible notes totaling $152,500, together with $4,182 of accrued interest, and $57,079 of un-accreted discounts on the notes converted, were converted to 446,250 shares of the Company's common stock.

In March 2009, we received $30,000 in short term working capital loans from non-affiliated third parties evidenced by two uncollateralized promissory notes each in the amount of $15,000. The notes require no periodic payments, accrue interest at 10% per annum, and matured in March 2010. We had been in discussions with the note holders to acquire extensions of the maturity date, and on April 22, 2010 the Company's board of directors authorized the issuance of a total of 30,000 shares of common stock as consideration for an extension of the maturity date of the notes to September 2, 2010. The shares were subsequently issued and accepted by the note holders.

During the quarter ended March 31, 2010 the Company's two founders and executive officers surrendered an aggregate of 2,425,000 shares of common stock. The surrendered shares were immediately re-issued to various individuals who had provided services to the Company during its development, and to certain athletes as a component to their endorsement agreements with the Company. Absent market data, the fair value of the shares was determined to be $0.54 per share based on the average conversion price of all outstanding convertible debt. Of the total common stock shares distributed, 500,000 shares were provided to a BMX athlete and television personality under an endorsement agreement to provide general endorsement services beginning on June 1, 2010 and terminating on May 31, 2011. As such the shares are considered unearned, and therefore the $270,000 value of the shares are included on the balance sheet as "Services prepaid with common stock" which will be amortized over the term of the agreement beginning in June 2010.

On April 16, 2010 the Company's board of directors authorized the sale of up to 2,000,000 units at $.50 per unit. Each unit consists of one share of the Company's common stock, and one and one-half stock purchase warrants. Each warrant is exercisable into one share of common stock at an exercise price of $1.50 per share, and expires five years after issuance. As of the date of this report, the Company has sold 375,000 units in connection with this offering for total proceeds of $187,500.

Results of Operations - Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

We recognized a net loss of $(2,609,716) ($(0.10) per share), for the three months ended March 31, 2010, compared to a net loss of $(177,084) ($(0.01) per share), for the three months ended March 31, 2009. The increase in our net loss is primarily attributable to various advertising and promotion expenses we have incurred as we develop our procurement and distribution channels, as well as certain professional expenses incurred as discussed below.

Revenues and Cost of sales

Sales of product net of sales allowances and discounts of $(61,867) were $1,258,588 for the three months ended March 31, 2010. Sales of product net of sales allowances and discounts of $(112,314) were $184,483 for the three months ended March 31, 2009. Selling activities during the three months ended March 31, 2009 were limited due to capital constraints and to a lesser degree due to our efforts in developing our product procurement, distribution and marketing strategies. We are continuing to develop our distribution channels, and provided adequate capital resources are available we expect our market share to continue to expand.

Cost of sales for the three months ended March 31, 2010 were $873,632, as compared to $211,806 for the three months ended March 31, 2009. Cost of sales for both periods include various marketing and distribution costs including costs of samples provided to current and prospective customers, although to a much lesser degree for the current period. For the three months ended March 31, 2010, a total of approximately $43,000 (3.4% of net sales) of samples were distributed, as compared to approximately $92,000 (49.9% of net sales) for the three months ended March 31, 2009. We expect our gross margins on product sales to improve as the markets for our products become more fully developed, although there can be no assurance that will occur.

Operating Expenses

Advertising and promotions: Includes all expenses associated with our marketing efforts, including costs for direct media advertising, trade shows, development of apparel lines, and all other promotional efforts including payments to professional athletes and trainers with whom we have sponsorship and endorsement agreements. For the three months ended March 31, 2010 we incurred total advertising and promotions expenses of $1,195,696, which primarily includes $334,099 in print advertising and $679,214 in endorsement and sponsorship expenses. For the three months ended March 31, 2009 our total advertising and promotion expenses totaled $64,072, which primarily included $12,203 in print advertising and $30,636 in endorsement and sponsorship payments. We expect to continue to utilize print advertising and endorsement and sponsorships as our primary source of product exposure to the marketplace, although we expect these costs as a percentage of net revenues to significantly decline as the markets for our products become more fully developed.

During the quarter ended March 31, 2010 the Company's two founders and executive officers surrendered and aggregate of 2,425,000 shares of common stock. The surrendered shares were immediately re-issued to various individuals who had provided services to the Company during its development, and to certain athletes as a component to their endorsement agreements with the Company. The fair value of the common stock was determined to be $0.54 per share. As a result, for the three months ended March 31, 2010, $54,000 was charged to Advertising and promotions for 100,000 shares granted to two professional athletes as a bonus for their sponsorship and endorsement services during the development of our business.

Bad debt: Includes amounts of customer accounts that have been deemed uncollectible based on our periodic review of customer accounts. For the three months ended March 31, 2010 we charged $1,890 for accounts considered uncollectible, as compared to $3,090 for the three months ended March 31, 2009. Where customers are considered viable entities, we intend to pursue collection of all accounts regardless of their age or amount.

Service charges and fees: Includes all charges by financial institutions for fees related to banking and credit services, as well as charges associated with our accounts receivable factoring arrangements. During both the three months ended March 31, 2010 and 2009 we have experienced fees associated with overdraft charges and other fees due to insufficient operating cash balances. Total service charges and fees were $9,882 and $2,811 for the three months ended March 31, 2010 and 2009, respectively.

Salaries and labor: Includes all expenses associated with our employee compensation, including payments made to our two founders for compensation for services performed during the build up of the business. For the three months ended March 31, 2010 we have incurred a total of $226,139 in salaries and labor charges, as compared to $26,803 for the three months ended March 31, 2009. We do not have employment agreements with any of our employees or management personnel.

Depreciation and amortization: Includes depreciation on our fixed assets and amortization on our website. For the three months ended March 31, 2010 we charged total depreciation and amortization of $3,065, which included $2,110 of depreciation on displays, furniture and equipment, and $955 of amortization on our website. For the three months ended March 31, 2009 we charged total depreciation and amortization of $1,626, which included $671 of depreciation on displays, furniture and equipment, and $955 of amortization on our website.

Insurance: Includes costs of our business insurance plans. Total insurance charges were $22,690 and $3,951 for the three months ended March 31, 2010 and 2009, respectively.

Information technology: Includes costs associated with maintenance of our office computer systems and costs associated with the hosting and maintenance of our website. Total information technology charges were $28,629 and $6,769 for the three months ended March 31, 2010 and 2009, respectively.

Travel, meetings and entertainment: Includes all costs associated with travel to meetings, shows and conventions, as well as travel associated with product procurement and customer development. Total travel charges were $28,720 and $24,338 for the three months ended March 31, 2010 and 2009, respectively.

Occupancy, telephone and utilities: Includes all costs associated with our business offices and our warehouse operations, as well as the associated telephone and utilities costs. Total occupancy and related charges were $30,302 and $4,956 for the three months ended March 31, 2010 and 2009, respectively.

Office and warehouse supplies: Includes all general supplies costs associated with the operations of our business offices and warehouse. Total supplies charges were $4,307 and $4,225 for the three months ended March 31, 2010 and 2009, respectively.

Professional fees: Includes charges for professional legal and accounting fees associated with our business organization and financial reporting, as well as charges associated with management consulting and financial advisory services resulting from our efforts to raise sufficient capital to develop and operate our business. Total professional fees were $1,084,583 and $6,393 for the three months ended March 31, 2010 and 2009, respectively.

During the quarter ended March 31, 2010 the Company's two founders and executive officers surrendered and aggregate of 2,425,000 shares of common stock. The surrendered shares were immediately re-issued to various individuals who had provided services to the Company during its development, and to certain athletes as a component to their endorsement agreements with the Company. The fair value of the common stock was determined to be $0.54 per share. As a result, for the three months ended March 31, 2010, $985,500 was charged to Professional fees which included $13,500 to our previous internal accountant, and $972,000 for management consulting and financial advisory services performed by an initial investor.

Other: Generally includes any operating costs not attributable to any of the above categories. Total other charges were $709 and $-0- for the three months ended March 31, 2010 and 2009, respectively.

As a result of the above, operating expenses totaled $2,636,612 for the three months ended March 31, 2010 resulting in an operating loss of $(2,251,656). For the three months ended March 31, 2009 total operating expenses were $149,034 resulting in an operating loss of $(176,357).

Interest expense: Interest expense of $358,060 for the three months ended March 31, 2010 represents interest in the amount of $22,423, and amortization of the discount resulting from the beneficial conversion features on our convertible promissory notes in the amount of $318,161, interest on the original issue discount notes in the amount of $15,972, and interest accrued and paid on other certain short term obligations amounting to $1,504. Interest expense for the three months ended March 31, 2009 of $727 resulted from short term borrowings.

Inflation did not have a material impact on the Company's operations for the period.

Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company's results of operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates included herein relate to the recoverability of assets including customer accounts, the value of long-lived assets and liabilities, share based compensation, and the long-term viability of the business. Actual results may differ from estimates.

Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company's liquidity and capital resources.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not Applicable.

ITEM 4.  CONTROLS AND PROCEDURES.

     (a)  Evaluation of Disclosure Controls and Procedures

     Our chief executive officer and chief financial officer (collectively, the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act). Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed by the Company is accumulated and communicated to the Company's management as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, the Certifying Officers have concluded that due to certain design deficiencies, the Company's disclosure controls and procedures are not effective. The Company is currently reviewing those deficiencies and formulating plans for remediation. Notwithstanding our conclusions, the Certifying Officers do not believe that these deficiencies have resulted in deficient financial reporting because the chief financial officer is aware of his responsibilities under the SEC's reporting requirements and personally certifies financial reports.

     (b)  Changes in Internal Control over Financial Reporting

     On February 18, 2010 in accordance with a Securities Exchange Agreement ("share exchange") dated February 1, 2010, the Company completed a reverse acquisition as discussed in more detail elsewhere in this report. As a result of the reverse acquisition, all previous management and accounting systems of the legal acquirer (Tone in Twenty) were replaced by the management and accounting systems of the accounting acquirer (Muscle Pharm, LLC). In addition to the Certifying Officers' conclusion that our disclosure controls and procedures are not effective, management has identified the following material weaknesses in the design of the Company's internal controls over financial reporting. First, the Company has installed accounting software that does not prevent erroneous or unauthorized changes to previous reporting periods and does not provide an adequate audit trail of entries made in the accounting software. Second, due to insufficient numbers of personnel, certain duties regarding cash management and accounts receivable have not been appropriately segregated. These material weaknesses were first identified by our chief financial officer after the Share Exchange and as a result of us becoming a public reporting company, we are discussing a remediation plan for these control deficiencies and will implement such a plan when resources allow.

     (c)  Limitations of any Internal Control Design

     Our certifying officers do not expect that our disclosure controls or internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     None.

ITEM 1A.  RISK FACTORS.

     Not Applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

ITEM 5.  OTHER INFORMATION.

     Not Applicable



ITEM 6.  EXHIBITS.

Exhibit No.  Description

     31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) - Filed herewith electronically

     31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) - Filed herewith electronically

     32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Filed herewith electronically

     32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Filed herewith electronically














                                    SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   MUSCLEPHARM CORPORATION



Date:  May 21, 2010                By:/s/ Brad J. Pyatt
                                      Brad J. Pyatt, Chief Executive Officer


                                   By:/s/ Todd Huss
                                      Todd Huss, Chief Financial Officer





















