Form 10-Q
period 2010-06-30
MusclePharm Corp
filed 2010-08-16
CIK 1415684

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the issuer has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. NOT APPLICABLE

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On August 1, 2010, there were 34,597,248 Common Shares issued outstanding.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filed" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]       Accelerated filer         [ ]
Non-accelerated filer   [ ]       Smaller reporting company [X]




                            MUSCLEPHARM CORPORATION
                                  FORM 10-Q

                              TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION                                        Page

Item 1.   Financial Statements
          Consolidated financial statements (unaudited):
            Balance Sheets .........................................     3
            Statements of operations ...............................     4
            Statements of cash flows ...............................     5
            Statements of stockholders' deficit ....................     6
            Notes to unaudited consolidated financial statements ...     7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations ......................    18

Item 3.   Quantitative and Qualitative Disclosures about Market
          Risk .....................................................    23

Item 4.   Controls and Procedures ..................................    23

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings ........................................    25

Item 1A.  Risk Factors .............................................    25

Item 2.   Unregistered Sales of Equity Securities and Use of
          Proceeds .................................................    25

Item 3.   Defaults Upon Senior Securities ..........................    25

Item 4.   Submission of Matters to a Vote of Security Holders ......    25

Item 5.   Other Information ........................................    25

Item 6.   Exhibits .................................................    25

          Signatures ...............................................    26

                            MUSCLEPHARM CORPORATION
                          Consolidated Balance Sheets

                                                 June 30,       December 31,
                                                   2010            2009
                                                -----------     -----------
                                                (Unaudited)
                     ASSETS

Current assets
  Cash                                          $         -     $         -
  Accounts receivable, net of allowance of
   $2,710 and $821, respectively                    338,227         111,476
  Inventory                                          74,917           4,245
  Deposits on product                                87,170          32,115
  Prepaid expenses and other current assets          22,275          76,686
                                                -----------     -----------
     Total Current Assets                           522,589         224,522

Fixed assets, net                                    40,244          39,815
Other assets                                          4,932           2,665
                                                -----------     -----------
Total Assets                                    $   567,765     $   267,002
                                                ===========     ===========

      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Accounts payable                              $ 1,636,225     $   765,534
  Accrued liabilities                               456,840         103,519
  Bank overdrafts                                    47,482          17,841
  Customer deposits                                 309,905          15,018
  Due to related parties                             46,023          85,820
  Notes payable                                   1,552,504         459,864
                                                -----------     -----------
     Total Current Liabilities                    4,048,979       1,447,596
                                                -----------     -----------
Stockholders' Deficit

Series A convertible preferred stock,
 $.001 par value, 833,333 shares authorized,
 67,916 shares issued and outstanding                    68               -
Common stock, $.001 par value, 195,000,000
 shares authorized, 31,902,961 and
 26,000,000 shares issued and outstanding            31,903          26,000
Additional paid in capital                        5,303,829       1,099,508
Services prepaid with common stock                 (709,536)              -
Accumulated deficit                              (8,107,478)     (2,306,102)
                                                -----------     -----------
Total Stockholders' Deficit                      (3,481,214)     (1,180,594)
                                                -----------     -----------
Total Liabilities and Stockholders' Deficit     $   567,765     $   267,002
                                                ===========     ===========

The accompanying notes are an integral part of these financial statements.

                            MUSCLEPHARM CORPORATION
                     Consolidated Statements of Operations
                                  (Unaudited)


                                     Three months ended         Six months ended
                                          June 30,                  June 30,
                                  ------------------------  ------------------------
                                     2010         2009         2010         2009
                                  -----------  -----------  -----------  -----------
Sales of product, net             $   468,109  $   252,374  $ 1,726,697  $   436,857
Cost of sales                         361,250      163,319    1,192,608      283,025
                                  -----------  -----------  -----------  -----------
Gross Margin                          106,859       89,055      534,089      153,832

Operating Expenses:
 Advertising and promotion          1,817,540      201,042    3,055,512      357,214
 Salaries and benefits                913,983       44,741    1,155,705       71,544
 Professional fees                     99,822       11,664    1,184,404       18,057
 General and administrative           147,501       50,795      259,046      100,935
 Depreciation and amortization          3,390        1,686        6,455        3,312
                                  -----------  -----------  -----------  -----------
   Total Operating Expenses         2,982,236      309,928    5,661,122      551,062
                                  -----------  -----------  -----------  -----------
Operating Loss                     (2,875,377)    (220,873)  (5,127,033)    (397,230)
                                  -----------  -----------  -----------  -----------

Other Expenses
 Interest expense                     311,087        3,212      669,147        3,939
 Other expense                          5,196            -        5,196            -
                                  -----------  -----------  -----------  -----------
   Total Other Expense                316,283        3,212      674,343        3,939
                                  -----------  -----------  -----------  -----------

Net Loss                          $(3,191,660) $  (224,085) $(5,801,376) $  (401,169)
                                  ===========  ===========  ===========  ===========

Basic and diluted loss per share  $      (.11) $      (.01) $      (.21) $      (.02)

Weighted average shares
 outstanding, basic and diluted    29,247,811   25,863,428   27,702,640   25,846,662


The accompanying notes are an integral part of these financial statements.

                            MUSCLEPHARM CORPORATION
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                 Six months ended June 30,
                                                   2010            2009
                                                -----------     -----------
Operating Activities:
 Net Loss                                       $(5,801,376)    $  (401,169)
 Adjustments to reconcile net loss to net
 cash provided by operating activities:
  Depreciation and amortization                       6,455           3,312
  Allowance for bad debt                                660            (812)
  Amortization of debt discount                     594,351               -
  Non-cash interest expense                          34,500               -
  Loss on sale of accounts receivable                 5,196               -
  Common stock issued for services                2,010,077               -
  Stock based compensation expense                  630,990               -

 Cash provided by (used in) changes in
 operating assets and liabilities:
  Accounts receivable                              (459,454)        (55,873)
  Inventory                                         (70,672)         82,065
  Deposits on products                              (55,055)         45,815
  Prepaid expenses and other current assets          54,411           7,821
  Other assets                                       (2,267)         (1,206)
  Accounts payable                                  870,691         141,388
  Accrued liabilities                               358,809          25,008
  Customer deposits                                 294,887          66,000
  Due to related parties                            (39,797)         29,913
                                                -----------     -----------
    Net cash used in operating activities        (1,567,594)        (57,738)
                                                -----------     -----------
Investing Activities:
 Purchases of fixed assets                           (6,884)              -
                                                -----------     -----------
    Net cash used in investing activities            (6,884)              -
                                                -----------     -----------
Financing Activities:
 Proceeds from issuance of notes payable          1,026,000          30,000
 Proceeds from issuance of common stock             317,098               -
 Proceeds from sale of accounts receivable          226,847               -
 Capital contributions                                    -          30,000
 Payments for recapitalization from merger          (25,108)              -
 Bank overdrafts                                     29,641          (2,294)
                                                -----------     -----------
   Net cash provided by financing activities      1,574,478          57,706
                                                -----------     -----------
Net decrease in cash                                      -             (32)
Beginning cash                                            -              32
                                                -----------     -----------
Ending cash                                     $         -     $         -
                                                ===========     ===========

Non-cash Investing and Financing Activities:
 Beneficial conversion features on convertible
  notes payable                                 $   366,000     $         -
 Conversions of convertible debt and accrued
  interest                                      $   167,199     $         -
 Conversion of preferred stock                  $        15     $         -


The accompanying notes are an integral part of these financial statements.

                            MUSCLEPHARM CORPORATION
             Consolidated Statement of Changes in Stockholders' Equity
                                  (Unaudited)


                                                                           Services
                                                                           Prepaid
                         Preferred Stock    Common Stock      Additional    With
                         --------------- ------------------    Paid-In      Common    Accumulated
                         Shares   Amount   Shares    Amount    Capital      Stock       Deficit        Total
                         ------   ------ ----------  -------  ----------  ----------  ------------  -----------
Balance, January 1, 2010      -   $  -   26,000,000  $26,000  $1,099,508  $       -   $(2,306,102)  $(1,180,594)

Recapitalization
 resulting from merger   83,333     83       70,838       71     (25,262)         -             -       (25,108)
Surrender of common
 stock for re-distri-
 bution                       -      -   (2,425,000)  (2,425)      2,425          -             -             -
Common stock re-issued
 for services                 -      -    2,425,000    2,425   1,307,075   (270,000)            -     1,039,500
Common stock issued for
 services                     -      -    1,302,000    1,302   1,408,811   (577,073)            -       833,040
Common stock issued for
 debt extension                              30,000       30      34,470          -                      34,500
Issuance of common stock
 for cash                                   767,423      767     316,331          -                     317,098
Beneficial conversion
 features on convertible
 notes payable                -      -            -        -     366,000          -             -       366,000
Conversions of convertible
 notes payable                -      -      649,500      650     166,549          -             -       167,199
Conversion of preferred
 stock                  (15,416)   (15)   3,083,200    3,083      (3,068)         -             -             -
Amortization of prepaid
 services                                                                   137,537                     137,537
Stock based compensation                                         630,990                                630,990
Net loss                                                                               (5,801,376)   (5,801,376)
                         ------   ----   ----------  -------  ----------  ---------   -----------   -----------
Balance, June 30, 2010   67,917   $ 68   31,902,961  $31,903  $5,303,829  $(709,536)  $(8,107,478)  $(3,481,214)
                         ======   ====   ==========  =======  ==========  =========   ===========   ===========





The accompanying notes are an integral part of these financial statements.

                            MUSCLEPHARM CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

On February 18, 2010, in accordance with a Securities Exchange Agreement dated February 1, 2010, Tone in Twenty, a Nevada Corporation, acquired all the outstanding equity and voting interests of Muscle Pharm, LLC ("MusclePharm"), a Colorado limited liability corporation formed on April 22,
2008), for an aggregate of 26,000,000 shares of our common stock. In addition, pursuant to the terms and conditions of the Securities Exchange Agreement ("share exchange"), MusclePharm paid $25,000 to the former president of Tone in Twenty for his 366,662 shares of common stock, and these shares were cancelled. Upon closing of the transaction, MusclePharm became a wholly owned subsidiary of Tone in Twenty. Also concurrent with the closing of the acquisition, the Tone in Twenty's President and Director issued his resignation. The board of directors was reconstituted to consist of the two original founders and initial members of MusclePharm. Following the share exchange and related transactions, a total of 26,070,838 shares of Tone in Twenty's common stock was issued and outstanding, with MusclePharm members owning approximately 99.7% of the outstanding common stock. The share exchange is being accounted for as a "reverse acquisition," as the members of MusclePharm owned a majority of the outstanding shares of Tone in Twenty common stock immediately following the share exchange and now control the board of directors. Tone in Twenty was deemed to be the legal acquirer in the reverse acquisition, while MusclePharm was deemed to be the accounting acquirer. Also, as a result of the completion of the reverse acquisition, Tone in Twenty amended its articles of incorporation to change its name to MusclePharm Corporation (the "Company"), and also changed its fiscal year from August 31 to December 31. Upon completion of the share exchange, the operations of Tone in Twenty ceased.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. The balance sheet at December 31, 2009, has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by U.S. GAAP for complete financial statements. For further information, refer to the financial statements and notes thereto included in the Company's Current Report on Form 8-K for the year ended December 31, 2009.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who is responsible for their integrity and objectivity. These accounting policies conform to US GAAP and have been consistently applied in the preparation of the financial statements.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements have been prepared on the basis of U.S. GAAP and include the accounts of the Company and its subsidiaries. Intercompany accounts and transactions have been eliminated.

USE OF ESTIMATES

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ materially from those estimates. The Company's significant estimates made in connection with the preparation of the accompanying financial statements include allowance for doubtful accounts, value of long lived assets and the valuation of stock options and warrants.

CASH AND CASH EQUIVALENTS

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

CONCENTRATION OF CREDIT RISK AND ACCOUNTS

Financial instruments that potentially subject the Company to significant concentrations of credit risk include cash equivalents, trade accounts receivable, inventory and deposits on product. The Company maintains its cash and investment balances in the form of bank demand deposits and money market accounts with financial institutions that management believes to be of high credit quality. Accounts receivable are typically unsecured and are derived from transactions with customers primarily located in the United States. For the six months ended June 30, 2010, the Company had made sales to 17 customers. Four of these customers represent approximately 85% of the Company's gross sales during this period.

At June 30, 2010, the Company was using two vendors to manufacture the Company's inventory.

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

FIXED ASSETS

Fixed assets are stated at cost less accumulated depreciation. Included in fixed assets are website development costs which represent capitalized costs of design, configuration, coding, installation, and testing of the Company's website. Depreciation is computed on the straight-line method over the asset's useful lives which range from three to five years. Maintenance and repairs are charged to expense as incurred; improvements and betterments are capitalized.

LONG-LIVED ASSETS

The Company's primary long-lived assets are fixed assets. The Company assesses the recoverability of its long-lived assets whenever events and circumstances indicate the carrying value of an asset or asset group may not be recoverable from estimated future cash flows expected to result from its use and eventual disposition. Management does not believe that its long-lived assets are impaired, and no impairment charges have been recorded as of June 30, 2010.

FAIR VALUE MEASUREMENT

Financial instruments consist of cash, accounts receivable, inventory, deposits on product, prepaid expenses, accounts payable and accrued expenses. The carrying amount of these financial instruments approximates fair value due to their short-term nature or the current rates at which the Company could borrow funds with similar remaining maturities. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial statements.

STOCK BASED COMPENSATION

ASC Topic 718, "Stock Compensation," establishes fair value as the measurement objective in accounting for share based payment arrangements, and requires all entities to apply a fair value based measurement method in accounting for share based payment transactions with employees. Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the period during which the holder is required to provide services in exchange for the award, i.e., the vesting period.

ADVERTISING

The Company expenses the cost of advertising when incurred. Advertising expenses are included with advertising and promotions in the accompanying consolidated statements of operations.

REVENUE RECOGNITION

The Company recognizes revenue when persuasive evidence of a revenue arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectability is reasonably assured.

The Company has been developing its presence in the marketplace and establishing distribution channels for its products, and therefore the Company has incurred significant costs for sales allowances, and discounts provided. For the three and six months ended June 30, 2010, the Company recorded discounts and allowances of $23,042 and $84,909, respectively. For the three and six months ended June 30, 2009, the Company recorded discounts and allowances of $90,409 and $202,723, respectively.

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

INCOME TAXES

As discussed elsewhere in this report, on February 18, 2010 the Company completed a reverse merger with Tone in Twenty which had a fiscal year ending August 31. MusclePharm is deemed to be the accounting acquirer in the merger, while Tone in Twenty is deemed the legal acquirer. As such, the combined entity subsequently changed the fiscal year end to December 31. As a result of the reverse merger, the Company will be subject to corporate U.S. federal, state, and local taxes beginning in February 2010. The Company is currently evaluating the effects of the reverse acquisition to its income taxes.

EARNINGS PER COMMON SHARE

Basic earnings (loss) per share is computed by dividing the net income (loss) attributable to common shareholders for the period by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed based on the weighted average number of common shares and potentially dilutive common shares outstanding. The calculation of diluted net income (loss) per share excludes potential common shares if the effect would be anti-dilutive. Potential common shares consist of incremental common shares issuable upon the exercise of outstanding stock options and stock purchase warrants or other financial instruments considered to be common stock equivalents.

At June 30, 2010 the Company had common stock equivalents of 18,692,900 which are excluded from the calculation of diluted loss per share as the effect would be anti-dilutive.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with US GAAP, which contemplates continuation of the Company as a going concern. However, the Company has negative working capital and stockholders' deficits, and has incurred net losses, which raises substantial doubt about its ability to continue as a going concern. In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon its ability to meet its financing requirements, raise additional capital, and the success of its future operations. There is no assurance that future capital raising plans will be successful in obtaining sufficient funds to assure its eventual profitability. Management believes actions planned and presently being taken provide the opportunity for the Company to continue as a going concern, including:

     *   Increasing prices of products;
     *   Reducing discounts and free samples;
     * Obtaining manufacturers which have substantially decreased manufacturing costs, and
     * Securing additional working capital through additional sales of debt or equity to investors.

The financial statements do not include any adjustments that might result from these uncertainties.

NOTE 4 - RELATED PARTY TRANSACTIONS

Certain members of the Company have utilized personal credit cards owned by them and immediate family members to assist in financing its operations. As of June 30, 2010 the Company owed $8,374 on these credit cards. The balance owed at June 30, 2010 represents an amount owed to the Company's President. The Company does not plan to use such credit in the future.

The Company has a payable of $37,649 due to investors who paid various legal and accounting fees and other administrative expenses on behalf of the company.

NOTE 5 - NOTES PAYABLE

         Convertible notes payable         $   1,000,000
         Less discount                          (184,996)
                                           -------------
         Convertible notes discount, net         815,004
         Original issue discount notes           187,500
         Unsecured notes payable                 550,000
                                           -------------
         Total Notes Payable               $   1,552,504
                                           =============

Convertible Notes Payable

During 2009 and the six months ended June 30, 2010, the Company sold convertible secured promissory notes ("convertible notes") in the amount of $1,258,000 (including $356,000 sold during the six months ended June 30, 2010),to various investors. All the convertible notes accrue interest at 8% per annum and are convertible to common stock by the note holder under terms designed to provide the holder with a dollar amount of common stock equal to a designated percentage of the note amount plus any accrued interest, ranging from 120% to 350%. In accordance with ASC 470, the conversion terms are considered beneficial conversion features, and as such for the six months ended June 30, 2010, the Company recorded an additional debt discount of $366,000 representing the intrinsic value of the beneficial conversion features. The debt discount is being accreted to interest expense over the term of the convertible notes. All the Notes are collateralized by all the assets of the Company and have maturity dates ranging from March 2010 to January 2011. Convertible notes totaling $527,500 have matured as of June 2010 and are currently in default. As of the date of this report, none of the note holders have presented demands for payment or conversion notices to the Company.

At June 30, 2010, the total interest accrued on the convertible notes, net of amounts previously converted, was $44,726. For the three and six months ended June 30, 2010 a total of $238,690 and $556,851, respectively, of the debt discount was accreted and is included in interest expense in the accompanying consolidated statements of operations.

During the six months ended June 30, 2010, convertible notes totaling $253,500, together with $5,488 of accrued interest, and $91,789 of un-accreted discounts on the convertible notes converted, were converted to 649,500 shares of the Company's common stock.

Original Issue Discount Notes

In February 2010, the Company issued two Original Issue Discount Secured Promissory Notes (the "OID Notes") to two accredited investors. The first OID Note was issued on February 18, 2010 with a face value of $125,000 and maturity date of May 18, 2010. The second Note was issued on February 26, 2010 with a face value of $62,500 and a maturity of May 26, 2010. The OID Notes are secured by all the Company's accounts receivable. The total proceeds from the issuance of the OID Notes were $150,000. The discount of $37,500 was amortized to interest expense over the life of the OID Notes.
For the six months ended June 30, 2010, $37,500 of the discount was amortized and is included in interest expense in the accompanying consolidated statement of operations. At June 30, 2010, the OID Notes are in default and the Company is in discussion with the OID Notes' holders to extend the maturity dates.

Unsecured Notes Payable

The Company has two unsecured notes payable with an investor in the aggregate of $520,000. These notes bear interest at the rate of 8% per year and require no periodic principal or interest payments. The notes mature on March 31, 2011 and June 29, 2011 at which times all unpaid principal and interest is due.

At June 30, 2010, the Company had two short term uncollateralized promissory notes in the amount of $30,000. The uncollateralized promissory notes accrue interest at 10% per annum require no periodic payments, and matured on March 2, 2010. On May 5, 2010, the Company issued 30,000 shares of common stock as consideration for an extension of the maturity date of these notes to September 2, 2010. See Note 6 for further discussion.

NOTE 6 - STOCKHOLDERS' DEFICIT

MusclePharm founders and initial investors

There were two initial founders of MusclePharm, both of whom are current officers and directors of the Company. One founder received a 60% interest in the original privately owned entity in exchange for his contribution of formulations for potential products, contacts with GNC Canada and other potential customers, and contacts with professional athletes. The other initial founder received a 40% interest in the original privately owned entity in exchange for his contacts with key contacts including potential distributors, professional athletes and potential investors. No accounting value was placed on these respective contributions since it was considered immaterial.

During 2008 and 2009, MusclePharm sold to various other investors equity interests totaling $562,000 to provide working capital during its development. These other investor equity interests represented a 10% interest at the time of the share exchange. Upon completion of the share exchange, the original founders of MusclePharm received 23,377,782 shares of the Tone in Twenty's common stock, with the other equity investors receiving a total of 2,622,218 shares of Tone in Twenty's common stock, for a total of 26,000,000 shares issued in the share exchange to the MusclePharm equity interests.

Series A Convertible Preferred Stock

As of June 30, 2010, the Company has issued 83,333 shares of Series A Convertible Preferred Stock ("Convertible Preferred Stock"). The Convertible Preferred Stock are non-voting, and have no dividend or liquidation rights. Each share is convertible into two hundred (200) shares of Common Stock, provided, however, no holder of the Convertible Preferred Stock will have the right to convert any of such shares to the extent that after giving effect to such conversion, the beneficial owner of such shares would beneficially own in excess of 4.9% of the shares of the common stock outstanding immediately after giving effect to such conversion.

During the six months ended June 30, 2010, 15,416 shares of the Convertible Preferred Stock were converted into 3,083,200 shares of the Company's common stock. At June 30, 2010, the Company had 67,917 outstanding shares of Convertible Preferred Stock which were convertible into 13,583,400 shares of common stock (without giving effect to the aforementioned limitation on conversion).

Common Stock

Immediately prior to the share exchange, Tone in Twenty had 437,500 shares issued and outstanding. Concurrent with the share exchange, MusclePharm purchased a total of 366,662 shares of the outstanding common stock owned by a prior executive of Tone in Twenty for total consideration of $25,000. These shares were subsequently retired. With the issuance of 26,000,000 shares of common stock to the MusclePharm founders and equity investors as discussed above, immediately after the completion of the share exchange, the Company had 26,070,838 shares issued and outstanding.

During the six months ended June 30, 2010, the Company's two founders and executive officers surrendered an aggregate of 2,425,000 shares of common stock. The surrendered shares were immediately re-issued to various individuals who had provided services to the Company during its development, and to certain athletes as a component to their endorsement agreements with the Company. Absent market data, the fair value of the shares was determined to be $0.54 per share based on conversion terms of convertible debt issuances and considering other issuances of common stock including the private placement as discussed in subsequent events below. As a result, for the six months ended June 30, 2010, the Company recorded expenses of $1,039,500 with $54,000 recorded in advertising and promotion expense and $985,500 recorded in professional fees in the accompanying consolidated statement of operations. In addition, $270,000 was recorded to services prepaid with common stock as part of an unearned endorsement agreement. The endorsement agreement begins on June 1, 2010 and expires on May 31, 2011, and as such will be earned ratably over the term of the agreement. For the six months ended June 30, 2010, the company recorded $22,500 of advertising and promotion expense related to this endorsement agreement.

Also during the six months ended June 30, 2010, the Company issued 1,302,000 shares of common stock for services. As a result, for the six months ended June 30, 2010, the Company recorded expenses of $833,040 with $822,640 recorded in advertising and promotion expense and $10,400 recorded in professional fees in the accompanying consolidated statement of operations. The advertising and promotion expense of $822,640 included $510,640 related to endorsement agreements and $312,000 relates to stock issued to the manufacturer and a customer to build relationships. In addition, $577,073 was recorded to services prepaid with common stock as part of unearned endorsement agreements. Advertising and promotion expense will be recognized ratably over the terms of the endorsement agreements. For the six months ended June 30, 2010, the company recorded $115,037 of advertising and promotion expense related to these endorsement agreements.

On May 5, 2010, the Company issued 30,000 shares of the Company's common stock as consideration for an extension of the maturity date of the uncollateralized promissory notes. The common stock was valued at the price on the date of issuance which was $34,500.

In May 2010, the Company entered into Subscription Agreements with accredited investors in connection with the two private issuance and sales of 1,000,000 shares of the Company's common stock at $.50 per share (the "1,000,000 share private placement") and 300,000 shares of the Company's common stock at $.35 per share (the "300,000 share private placement"). As of June 30, 2010, the

Company sold 90,000 shares under the 1,000,000 share private placement and 227,423 shares under the 300,000 share private placement for net proceeds of $117,848 (net of offering costs of $6,750). On June 30, 2010, the Company's Board of Directors increased the number of shares under the 300,000 share private placement to 1,000,000 shares.

On April 16, 2010 the Company's board of directors authorized the sale of up to 2,000,000 units at $.50 per unit. Each unit consists of one share of the Company's common stock, and one and one-half stock purchase warrants. Each warrant is exercisable into one share of restricted common stock at an exercise price of $1.50 per share, and expires five years after issuance. As of June 30, 2010, the Company has sold 450,000 units in connection with this offering for total gross proceeds of $225,000 (less offering costs of $25,750), which was allocated to the common stock and warrants based on their relative fair values.

The holder of the Company's Series A Convertible Preferred Stock is helping to facilitate this offering by selling free trading shares of the Company's common stock, which it owns by conversions of the preferred stock as discussed above, to the investors in the same amount and at the same price as the Company is selling the units. Related to this offering, the holder of the preferred stock had received gross proceeds of $225,000 from the sale of 450,000 shares of common stock.

Warrants

As discussed above, during the six months ended June 30, 2010, the company issued common stock purchase warrants to acquire 675,000 shares of common stock at $1.5 per share. The warrants were valued using the Black-Scholes method. Under the Black-Scholes method using an expected life of 2.5 years, volatility of 74.8% and a risk-free interest rate of 1.0% to 1.2%, the Company determined the warrants had a fair value of $.44 as of the date of the issuances. The relative fair value of the warrants of approximately $72,457 was recorded as additional paid in capital.

A summary of warrant activity for the six months ended June 30, 2010 is as follows:

                                           Warrants
                                          outstanding     Weighted Average
                                        and exercisable    Exercise Price
                                        ---------------   ----------------

Warrants outstanding, January 1, 2010             -            $   -
   Warrants issued                          675,000             1.50
   Warrants expired/forfeited                     -                -
                                            -------            -----
Warrants outstanding, June 30, 2010         675,000            $1.50
                                            =======            =====

NOTE 7 - STOCK BASED COMPENSATION

On February 1, 2010 the Company's board of directors and shareholders approved the 2010 Stock Incentive Plan ("2010 Plan"). The 2010 Plan allows the Company to grant incentive stock options, non-qualified stock options, restricted stock awards, restricted stock units and stock appreciation rights to key employees and directors of the Company or its subsidiaries, consultants, advisors and service providers. Any stock option granted in the form of an incentive stock option will be intended to comply with the requirements of Section 422 of the Internal Revenue Code of 1986, as amended. Only stock options granted to employees qualify for incentive stock option treatment. No incentive stock option shall be granted after February 1, 2020, which is 10 years from the date the 2010 Plan was initially adopted. A stock option may be exercised in whole or in installments, which may be cumulative. Shares of common stock purchased upon the exercise of a stock option must be paid for in full at the time of the exercise in cash or such other consideration determined by the compensation committee. Payment may include tendering shares of common stock or surrendering of a stock award, or a combination of methods.

The 2010 Plan will be administered by the compensation committee. The compensation committee has full and exclusive power within the limitations set forth in the 2010 Plan to make all decisions and determinations regarding the selection of participants and the granting of awards; establishing the terms and conditions relating to each award; adopting rules, regulations and guidelines; and interpreting the 2010 Plan. The Compensation Committee will determine the appropriate mix of stock options and stock awards to be granted to best achieve the objectives of the Plan. The 2010 Plan may be amended by the Board or the compensation committee, without the approval of stockholders, but no such amendments may increase the number of shares issuable under the 2010 Plan or adversely affect any outstanding awards without the consent of the holders thereof. The total number of shares that may be issued shall not exceed 5,000,000, subject to adjustment in the event of certain recapitalizations, reorganizations and similar transactions.

Stock options

On April 2, 2010 the Company's board of directors authorized the issuance of a total of 2,767,500 stock purchase options. The grant consisted of 2,250,000 of non-qualified stock options and 517,500 incentive stock options. All the stock options were issued to current employees, are exercisable at $.50 per share, vest immediately, and expire on April 2, 2015. The fair value of each option grant during the six months ended June 30, 2010 was estimated on the grant date using the Black-Scholes option-pricing model with an expected life of 2.5 years, volatility of 74.8% and a risk-free interest rate of 1.4%. The weighted average fair value of the options granted in the six months ended June 30, 2010 was $0.23. At June 30, 2010, all of the 2,767,500 stock options were exercisable.

A summary of stock option activity for the six months ended June 30, 2010 is as follows:

                                          Number of   Weighted Average
                                           Shares      Exercise Price
                                          ---------   ----------------
Options outstanding, February 1, 2010             -        $   -
   Options granted                        2,767,500         0.50
   Options exercised                              -            -
   Options expired/forfeited                      -            -
                                          ---------        -----
Options outstanding, June 30, 2010        2,767,500        $0.50
                                          =========        =====

For the six months ended June 30, 2010, compensation expense of $630,990 was recorded related to the stock options.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

As a component of the Company's overall marketing strategy, it has entered into various sponsorship and endorsement agreements with professional athletes, fitness trainers, and other high profile individuals. These agreements generally provide for payments to the athletes and trainers based on pre-determined events in which the athlete or trainer agree to provide exposure of the Company and its products through media exposure and coverage of specific athletic events. Some agreements are not contingent upon the completion of pre-determined events, and as such are expensed ratably over the period of the agreement. During the six months ended June 30, 2010, the Company recorded expenses of $1,001,443 related to these agreements which are included in advertising and promotion expense in the accompanying consolidated statements of operations. At June 30, 2010 the Company estimates future obligations under its existing sponsorship and endorsement agreements is approximately $1,130,500 assuming all contingencies contained in the agreements occur, of which there can be no assurance. This estimate does not include amounts for reimbursements for travel and expenses that are included in certain of the agreements.

At June 30, 2010 the Company has accrued a liability of approximately $171,339 representing delinquent payroll taxes. The Company plans to resolve this liability with the appropriate agencies, but no resolution of these matters has occurred as of the date of this report. A contingency exists with respect to this matter, the ultimate resolution of which can not presently be determined.

In the second quarter of 2010, the Company has executed an addendum to the office lease agreement to provide additional office space and extend the lease an additional three months through September 30, 2010 at a monthly rate of $5,738. The office lease is personally guaranteed by an initial member.

In April 2010, the Company entered into a factoring agreement (the "Agreement") with FT Trade Financial Corp ("FT Trade"). Under the Agreement the Company sells its accounts receivables to FT Trade who in return advances cash of approximately 85% of the total amount of the accounts receivable factored. FT Trade retains 15% of the outstanding factored accounts receivable as a reserve, which it holds until the customer pays the factored invoice to FT Trade. The Company pays fees for this service to FT Trade. For the three months ended June 30, 2010, the Company has recognized a loss on the sale of accounts receivable of $5,196 and paid fees of $5,963 related to the sale of approximately $266,880 of accounts receivables.

NOTE 9 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date which the financial statements were available to be issued. In addition to events as described elsewhere in this report, the following subsequent events are noted.

In July 2010, 6,340 shares of convertible preferred stock were converted into 1,268,000 shares of the Company's common stock.

In July 2010, the Company sold 209,287 shares under the 300,000 share private placement for proceeds of $73,250.

Subsequent to June 30, 2010, the Company issued 1,217,000 shares of common stock for services valued at $1,260,350.

Subsequent to June 30, 2010 the Company has entered into various sponsorship, endorsements and advertising agreements. The Company estimates future obligations under these agreements is approximately $1,090,000, assuming all contingencies contained in the agreements occur, of which there can be no assurance. This estimate does not include amounts for reimbursements for travel and expenses that are included in certain of the agreements.

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

Acquisition

On February 18, 2010, in accordance with a Securities Exchange Agreement dated February 1, 2010, Tone in Twenty, a Nevada Corporation, acquired all the outstanding equity and voting interests of Muscle Pharm, LLC ("MusclePharm"), a Colorado limited liability corporation formed on April 22,
2008), for an aggregate of 26,000,000 shares of our common stock. In addition, pursuant to the terms and conditions of the Securities Exchange Agreement ("share exchange"), MusclePharm paid $25,000 to the former president of Tone in Twenty for his 366,662 shares of common stock, and these shares were cancelled. Upon closing of the transaction, MusclePharm became a wholly owned subsidiary of Tone in Twenty. Also concurrent with the closing of the acquisition, the Tone in Twenty's President and Director issued his resignation. The board of directors was reconstituted to consist of the two original founders and initial members of MusclePharm. Following the share exchange and related transactions, a total of 26,070,838 shares of Tone in Twenty's common stock was issued and outstanding, with MusclePharm members owning approximately 99.7% of the outstanding common stock. The share exchange is being accounted for as a "reverse acquisition," as the members of MusclePharm owned a majority of the outstanding shares of Tone in Twenty common stock immediately following the share exchange and now control the board of directors. Tone in Twenty was deemed to be the legal acquirer in the reverse acquisition, while MusclePharm was deemed to be the accounting acquirer. Also, as a result of the completion of the reverse acquisition, Tone in Twenty amended its articles of incorporation to change its name to MusclePharm Corporation (the "Company"), and also changed its fiscal year from August 31 to December 31. Upon completion of the share exchange, the operations of Tone in Twenty ceased.

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

MusclePharm products are currently available through several distribution channels throughout the U.S. and 120 countries worldwide. The larger distribution channels include over 1000 GNC locations, over 400 Vitamin Shoppes, the largest international sports nutrition distributors Sportika and several independent sports nutrition retail outlets and fitness centers. Our products are also available on over 100 Internet sites.

Our marketing strategy entails the branding of MusclePharm as the "must-have" nutritional supplement line for serious, high performance athletes. Endorsements have been completed with several Mixed Martial Arts fighters, Rashad Evans and Lyoto Machida, bodybuilding, fitness professionals, and current NFL notables, Joey Porter and Chris Johnson. Additionally, endorsement agreements are currently being negotiated with several other
athletes of high-visibility and notoriety.   We believe that top-level
athletes from all sports are viewed as leaders and role models to many people. The objective of our athlete endorsement program is to build consumer awareness and confidence in the MusclePharm brand to help drive consumer demand for our products in retail outlets and health clubs.

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

At June 30, 2010, the Company had overdrawn bank accounts of $47,482 and a working capital deficit of $3,526,390, compared to overdrawn bank accounts of $17,841 and a working capital deficit of $1,223,074 at December 31, 2009.
The working capital decrease of $2,303,316 is primarily attributed to the operating loss incurred for the six months ended June 30, 2010.

Cash used in operating activities was $1.6 million for the six months ended June 30, 2010, as compared to cash used in operating activities of $0.6 million for the six months ended June 30, 2009. The increase in cash used in operating activities for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 was primarily the result of the net operating loss for the current six month period.

Cash used in investing activities was $6,884 for the six months ended June 30, 2010, and represents purchases of various office furniture and equipment. No purchases of furniture and equipment were made during the six months ended June 30, 2009. We also maintain a website http://www.musclepharm.com), designed for customers and investors. Future investments in equipment and other fixed assets, as well as further development of our Internet presence will largely depend on available capital resources.

Cash flows provided by financing activities were $1.6 million for the six months ended June 30, 2010, as compared to cash flows provided by financing activities of $0.6 million for the six months ended June 30, 2009.

In February 2010, we issued two Original Issue Discount Secured Promissory Notes (the "OID Notes") to two accredited investors. The first OID Note was issued on February 18, 2010 with a face value of $125,000 and maturity date of May 18, 2010. The second Note was issued on February 26, 2010 with a face value of $62,500 and a maturity of May 26, 2010. The OID Notes are secured by all the Company's accounts receivable. The total proceeds from the issuance of the OID Notes were $150,000. The discount of $37,500 was amortized to interest expense over the life of the OID Notes. For the six months ended June 30, 2010, $37,500 of the discount was amortized and is included in interest expense in the accompanying consolidated statement of operations. At June 30, 2010, we are in discussion with the OID Notes' holders to extend the maturity dates.

During 2009 and the six months ended June 30, 2010, the Company sold convertible secured promissory notes ("convertible notes") in the amount of $1,258,000 (including $356,000 sold during the six months ended June 30, 2010),to various investors. All the convertible notes accrue interest at 8% per annum and are convertible to common stock by the note holder under terms designed to provide the holder with a dollar amount of common stock equal to a designated percentage of the note amount plus any accrued interest, ranging from 120% to 350%. All the Notes are collateralized by all the assets of the Company and have maturity dates ranging from March 2010 to January 2011. Convertible notes totaling $527,500 have matured as of June 2010 and are currently in default. As of the date of this report, none of the note holders have presented demands for payment or conversion notices to the Company.

During the six months ended June 30, 2010, convertible notes totaling $253,500, together with $5,488 of accrued interest, and $91,789 of un-accreted discounts on the convertible notes converted, were converted to 649,500 shares of the Company's common stock.

We have two unsecured notes payable with an investor in the aggregate of $520,000. These notes bear interest at the rate of 8% per year and require no periodic principal or interest payments. The notes mature on March 31, 2011 and June 29, 2010 at which times all unpaid principal and interest is due.

At June 30, 2010, the Company had two short term uncollateralized promissory notes in the amount of $30,000. The uncollateralized promissory notes accrue interest at 10% per annum require no periodic payments, and matured on March 2, 2010. On May 5, 2010, the Company issued 30,000 shares of common stock as consideration for an extension of the maturity date of these notes to September 2, 2010.

On April 16, 2010 the Company's board of directors authorized the sale of up to 2,000,000 units at $.50 per unit. Each unit consists of one share of the Company's common stock, and one and one-half stock purchase warrants. Each warrant is exercisable into one share of restricted common stock at an exercise price of $1.50 per share, and expires five years after issuance. As of June 30, 2010, the Company has sold 450,000 units in connection with this offering for total gross proceeds of $225,000 (less offering costs of $25,750).

In May 2010, the Company entered into Subscription Agreements with accredited investors in connection with the two private issuance and sales of 1,000,0000 shares of the Company's common stock at $.50 per share (the "1,000,000 share private placement") and 300,000 shares of the Company's common stock at $.35 per share (the "300,000 share private placement"). As of June 30, 2010, the Company sold 90,000 shares under the 1,000,000 share private placement and 227,423 shares under the 300,000 share private placement for net proceeds of $117,848 (net of offering costs of $6,750). On June 30, 2010, the Company's Board of Directors increased the number of shares under the 300,000 share private placement to 1,000,000 shares.

Results of Operations

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Revenues from the sale of products, net were $0.5 million for the three months ended June 30, 2010 as compared to revenue from the sale of product were $0.2 million for the three months ended June 30, 2009. Sales activities during the three months ended June 30, 2010 were limited due to a change in manufacturers over a seven week period for the powders and capsules. Sales for the gels were limited due to capital constraints.

Cost of sales for the three months ended June 30, 2010 were $0.4 million or 77% of revenue as compared to $0.2 million or 65% of revenue for the three months ended June 30, 2009. The cost of goods sold as percent of revenue increase is due to the fluctuating costs with no corresponding increase to the prices to customers to remain competitive in the market place. We expect our gross margins on product sales to improve as the change of manufacturers continues to be completed and we begin to realize savings offered by them for quantity discounts, although there can be no assurance that will occur.

Operating Expenses for the three months ended June 30, 2010 were $3.0 million as compared to $0.3 for the three months ended June 30, 2009. The $2.7 million increase is largely due to the increase in adverting of approximately $1.6 million and salaries and benefits of approximately $0.9 million. For the three months ended June 30, 2010, $0.6 million was included in salaries and benefits for stock based compensation expense related to the stock options issued. Also, included in the advertising and promotion was the value of stock issued for services of $0.8 million.

Operating Loss for the three months ended June 30, 2010 was $2.9 million as compared to $0.2 million for the three months ended June 30, 2009.

Interest expense of $0.3 million for the three months ended June 30, 2010 as compared to $3,212 for the three months ended June 30, 2009. The increase in interest expense primarily represents amortization of the debt discounts of $0.3 million and interest on the original issue discount notes of $34,500.

Net Loss for the three months ended June 30, 2010 was $3.2 million or loss per share of $.11 as compared to the net loss of $0.2 million loss per share of $.01 for the three months ended June 30, 2009.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Revenues from the sale of products, net were $1.7 million for the six months ended June 30, 2010 as compared to revenue from the sale of product were $0.4 million for the six months ended June 30, 2009. Sales activities during the six months ended June 30, 2010 were limited due to a change in manufacturers over a seven week period for the powders and capsules. Sales for the gels were limited due to capital constraints.

Cost of sales for the six months ended June 30, 2010 were $1.2 million or 69% of revenue as compared to $0.3 million or 65% of revenue for the six months ended June 30, 2009. The cost of goods sold as percent of revenue increase is due to the fluctuating costs with no corresponding increase to the prices to customers to remain competitive in the market place. We expect our gross margins on product sales to improve as the change of manufacturers continues to be completed and we begin to realize savings offered by them for quantity discounts, although there can be no assurance that will occur.

Operating Expenses for the six months ended June 30, 2010 were $5.7 million as compared to $0.6 for the six months ended June 30, 2009. The $5.1 million increase is largely due to the increase in adverting and promotion of approximately $2.7 million, professional fees of approximately $1.2 million and salaries and benefits of approximately $1.1 million. For the six months ended June 30, 2010, $0.6 million was included in salaries and benefits for stock based compensation expense related to the stock options issued. Also, included in the advertising and promotion was the value of stock issued for services of $1.9 million.

Operating Loss for the six months ended June 30, 2010 was $5.1 million as compared to $0.4 million for the six months ended June 30, 2009.

Interest expense of $0.7 million for the six months ended June 30, 2010 as compared to $3,939 for the six months ended June 30, 2009. The increase in interest expense primarily represents amortization of debt discounts of $0.6 million and interest on the original issue discount notes of $34,500.

Net Loss for the six months ended June 30, 2010 was $5.8 million or loss per share of $.21 as compared to the net loss of $0.4 million or loss per share of $.02 for the six months ended June 30, 2009.

Inflation did not have a material impact on the Company's operations for the period. Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company's results of operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ materially from those estimates. The Company's significant estimates made in connection with the preparation of the accompanying financial statements include allowance for doubtful accounts, value of long lived assets and the valuation of stock options and warrants.

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

(b)  Changes in Internal Control over Financial Reporting

On February 18, 2010 in accordance with a Securities Exchange Agreement ("share exchange") dated February 1, 2010, the Company completed a reverse acquisition as discussed in more detail elsewhere in this report. As a result of the reverse acquisition, all previous management and accounting systems of the legal acquirer (Tone in Twenty) were replaced by the management and accounting systems of the accounting acquirer (Muscle Pharm, LLC). In addition to the Certifying Officers' conclusion that our disclosure controls and procedures are not effective, management has identified the following material weaknesses in the design of the Company's internal controls over financial reporting. First, the Company has installed accounting software that does not prevent erroneous or unauthorized changes to previous reporting periods and does not provide an adequate audit trail of entries made in the accounting software. Second, due to insufficient numbers of personnel, certain duties including cash management and accounts receivable have not been appropriately segregated. These material weaknesses were first identified by our chief financial officer after the share exchange and as a result of us becoming a public reporting company, we are discussing a remediation plan for these control deficiencies and will implement such a plan when resources allow.

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

None.

ITEM 1A.  RISK FACTORS.

Not Applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In May 2010, the Company entered into Subscription Agreements with accredited investors in connection with the two private issuance and sales of 1,000,0000 shares of the Company's common stock at $.50 per share (the "1,000,000 share private placement") and 300,000 shares of the Company's common stock at $.35 per share (the "300,000 share private placement"). As of June 30, 2010, the Company sold 90,000 shares under the 1,000,000 share private placement and 227,423 shares under the 300,000 share private placement for net proceeds of $117,848. On June 30, 2010, the Company's Board of Directors increased the number of shares under the 300,000 share private placement to 1,000,000 shares. These shares were sold without registration under the Securities Act of 1933, as amended (the "Act"), or state securities laws, in reliance on the exemptions provided by Section 4(2) of the Act and Regulation D promulgated thereunder. Because the common stock has not been registered, such shares may not be sold, transferred, assigned or otherwise dispose of by the investors absent registration or an applicable exemption from registration requirements, such as the exemption afforded by Rule 144 under the Act.

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

                                   MUSCLEPHARM CORPORATION



Date:  August 16, 2010             By:/s/ Brad J. Pyatt
                                      Brad J. Pyatt, Chief Executive Officer


                                   By:/s/ Larry Meer
                                      Larry Meer, Chief Financial Officer