Form 10-Q
period 2010-09-30
MusclePharm Corp
filed 2010-11-15
CIK 1415684

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended September 30, 2010

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

                    4721 Ironton Street, Denver, CO 80239
                   (Address of Principal Executive Offices)

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

Indicate by check mark whether the issuer has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. NOT APPLICABLE

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On November 5, 2010, there were 63,451,577 Common Shares issued outstanding.

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



                          MUSCLEPHARM CORPORATION
                                  FORM 10-Q

                             TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION                                       Page

Item 1.   Financial Statements
          Consolidated financial statements (unaudited):
            Balance Sheets                                              3
            Statements of operations                                    4
            Statements of cash flows                                    5
            Statement of stockholders' deficit                          6
            Notes to unaudited consolidated financial statements        7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                          20

Item 3.   Quantitative and Qualitative Disclosures about Market Risk   26

Item 4.   Controls and Procedures                                      26

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                            28

Item 1A.  Risk Factors                                                 28

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds  28

Item 3.   Defaults Upon Senior Securities                              28

Item 4.   Submission of Matters to a Vote of Security Holders          28

Item 5.   Other Information                                            28

Item 6.   Exhibits                                                     28

          Signatures                                                   29


                       PART I.  FINANCIAL INFORMATION

                           MUSCLEPHARM CORPORATION
                         Consolidated Balance Sheets

                                                September 30,   December 31,
                                                     2010           2009
                                                -------------   ------------
             ASSETS                              (Unaudited)

Current assets
  Cash                                          $     10,657    $          -
  Accounts receivable, net of allowance of
   $7,592 and $821, respectively                     556,345         111,476
  Inventory                                          186,027           4,245
  Deposits on product                                 36,600          32,115
  Prepaid expenses and other current assets           25,476          76,686
                                                ------------    ------------
     Total Current Assets                            815,105         224,522

Fixed assets, net                                     59,380          39,815
Other assets                                          54,933           2,665
                                                ------------    ------------
     Total Assets                               $    929,418    $    267,002
                                                ============    ============
     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Accounts payable                               $ 2,014,170    $    765,534
  Accrued liabilities                                469,509         103,519
  Bank overdrafts                                          -          17,841
  Customer deposits                                   55,474          15,018
  Due to related parties                              46,529          85,820
  Notes payable                                      808,290         459,864
                                                ------------    ------------
     Total Current Liabilities                     3,393,972       1,447,596
                                                ------------    ------------

Stockholders' Deficit

Series A convertible preferred stock, $.001
 par value, 833,333 shares authorized, 10,402
 and 0 shares issued and outstanding                      10               -
Common stock, $.001 par value, 195,000,000
 shares authorized, 50,329,260 and 26,000,000
 shares issued and outstanding                        50,330          26,000
Additional paid in capital                         9,031,141       1,099,508
Services prepaid with common stock                  (564,703)              -
Accumulated deficit                              (10,981,332)     (2,306,102)
                                                ------------    ------------
     Total Stockholders' Deficit                  (2,464,554)     (1,180,594)
                                                ------------    ------------
     Total Liabilities and Stockholders'
       Deficit                                  $    929,418    $    267,002
                                                ============    ============

The accompanying notes are an integral part of these financial statements.


                            MUSCLEPHARM CORPORATION
                    Consolidated Statements of Operations
                                 (Unaudited)

                                     Three months ended          Nine months ended
                                       September 30,               September 30,
                                     2010         2009           2010           2009
                                ------------    ---------    -----------    -----------
Sales of product, net           $ 1,409,016     $ 232,488    $ 3,135,712    $   669,345
Cost of sales                       927,506       247,628      2,120,113        530,653
                                -----------     ---------    -----------    -----------
Gross Margin                        481,510       (15,140)     1,015,599        138,692

Operating Expenses:
  Advertising and promotion       1,143,663       379,893      4,199,173        737,107
  Salaries and benefits             279,026        77,892      1,434,730        149,436
  Professional fees               1,024,149        72,554      2,208,554         90,611
  General and administrative        178,440        67,478        437,488        168,413
  Research & Development            129,500             -        129,500              -
  Depreciation and amortization       4,375         1,656         10,830          4,968
                                -----------     ---------    -----------    -----------
     Total Operating Expenses     2,759,153       599,473      8,420,275      1,150,535
                                -----------     ---------    -----------    -----------
Operating Loss                   (2,277,643)     (614,613)    (7,404,676)    (1,011,843)
                                -----------     ---------    -----------    -----------

Other Expenses
  Interest expense                  231,739         4,669        900,886          8,608
  Other expense                     364,472             -        369,668              -
                                -----------     ---------    -----------    -----------
     Total Other Expense            596,211         4,669      1,270,554          8,608
                                -----------     ---------    -----------    -----------
Net Loss                        $(2,873,854)    $(619,282)   $(8,675,230)   $(1,020,451)
                                ===========     =========    ===========    ===========

Basic and diluted loss per
 share                          $      (.08)    $    (.02)   $      (.28)   $      (.04)

Weighted average shares
 outstanding, basic and
 diluted                         35,923,947    25,962,921     30,473,190     25,885,841



The accompanying notes are an integral part of these financial statements.



                           MUSCLEPHARM CORPORATION
                     Consolidated Statements of Cash Flows
                                (Unaudited)

                                             Nine months ended September 30,
                                                   2010             2009
                                             -------------     -------------
Operating Activities:
 Net Loss                                     $(8,675,230)     $(1,020,451)
 Adjustments to reconcile net loss to net
 cash provided by operating activities:
   Depreciation and amortization                   10,830            4,968
   Allowance for bad debt                           6,771            5,631
   Amortization of debt discount and debt
    issue costs                                   714,430                -
   Non-cash interest expense                      126,000                -
   Loss on extinguishment of debt                 402,739                -
   Loss on sale of accounts receivable             51,644                -
   Gain on settlement of payables                 (84,715)               -
   Common stock issued for services             3,582,595                -
   Stock based compensation expense               630,990                -
  Cash provided by (used in) changes in
  operating assets and liabilities:
   Accounts receivable                           (730,131)          (1,742)
   Inventory                                     (181,782)          51,569
   Deposits on products                            (4,485)          45,815
   Prepaid expenses and other current assets       49,417           11,231
   Other assets                                   (52,268)          (1,207)
   Accounts payable                             1,333,351          301,326
   Accrued liabilities                            411,141           50,688
   Customer deposits                               40,456          112,731
   Due to related parties                         (39,291)           5,515
                                              -----------      -----------
     Net cash used in operating activities     (2,407,538)        (433,926)
                                              -----------      -----------
Investing Activities:
 Purchases of fixed assets                        (30,395)          (5,510)
                                              -----------      -----------
     Net cash used in investing activities        (30,395)          (5,510)
                                              -----------      -----------
 Financing Activities:
  Proceeds from issuance of notes payable       1,259,000          346,711
  Proceeds from issuance of common stock        1,005,692                -
  Proceeds from sale of accounts receivable       226,847                -
  Capital contributions                                 -           87,500
  Payments for recapitalization from merger       (25,108)               -
  Bank overdrafts                                 (17,841)           5,193
                                              -----------      -----------
     Net cash provided by financing
      activities                                2,448,590          439,404
                                              -----------      -----------
 Net decrease in cash                              10,657              (32)
 Beginning cash                                         -               32
                                              -----------      -----------
 Ending cash                                  $    10,657      $         -
                                              ===========      ===========

Non-cash Investing and Financing Activities:
 Beneficial conversion features on
  convertible notes payable                   $   426,000      $         -
 Conversions of convertible debt and accrued
  interest                                    $   564,037      $         -
 Settlement of debt and accrued interest
  through issuance of common stock            $   678,325      $         -
 Conversion of preferred stock                $        73      $         -

The accompanying notes are an integral part of these financial statements.


                            MUSCLEPHARM CORPORATION
            Consolidated Statement of Changes in Stockholders' Deficit
                                 (Unaudited)

                                                                                  Services
                                                                                  Prepaid
                                                                     Additional     With
                              Preferred Stock      Common Stock        Paid-in     Common      Accumulated
                              Shares   Amount    Shares     Amount     Capital      Stock        Deficit        Total
                             --------  ------  ----------  --------  -----------  ----------  -------------  -----------

Balance, January 1, 2010           -   $    -  26,000,000  $26,000   $1,099,508   $       -   $ (2,306,102)  $(1,180,594)

Recapitalization resulting
 from merger                  83,333       83      70,838       71      (25,262)          -              -       (25,108)
Surrender of common stock
 for re-distribution               -        -  (2,425,000)  (2,425)       2,425           -              -             -
Common stock re-issued for
 services                          -        -   2,425,000    2,425    1,307,075    (270,000)             -     1,039,500
Common stock issued for
 services                          -        -   2,941,215    2,941    2,834,857    (633,423)             -     2,204,105
Conversions of convertible
 notes payable                     -        -   1,821,029    1,821      562,216           -              -       564,037
Beneficial conversion features
 on convertible notes payable      -        -           -        -      426,000           -              -       426,000
Common stock issued for notes
 payable extensions                -        -     130,000      130       95,370           -              -        95,500
Common stock issued for
 settlement of notes payable       -        -   1,965,571    1,966    1,079,098           -              -     1,081,064
Common stock issued with notes
 payable                           -        -      50,000       50       30,450           -              -        30,500
Conversion of preferred
 stock                       (72,931)     (73) 14,586,200   14,586      (14,513)          -              -             -
Issuance of common stock
 for cash                          -        -   2,764,407    2,765    1,002,927           -              -     1,005,962
Amortization of prepaid
 services                          -        -           -        -            -      338,720             -       338,720
Stock based compensation           -        -           -        -      630,990            -             -       630,990
Net loss                           -        -           -        -            -            -    (8,675,230)   (8,675,230)
                              -------  ------  ----------  -------   ----------    ---------  -------------  -----------
Balance, September 30, 2010   10,402   $   10  50,329,260  $50,330   $9,031,141    $(564,703) $(10,981,332)  $(2,464,554)
                              =======  ======  ==========  ========  ==========    =========  ============   ===========



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

The consolidated financial statements are presented as a continuation of the financial statements of MusclePharm. As such, for all disclosures referencing shares authorized, issued, outstanding, per share amounts and other disclosures related to equity, amounts have been retroactively adjusted to reflect the legal capital of the legal acquirer (Tone in Twenty).
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. The balance sheet at December 31, 2009, has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by U.S. GAAP for complete financial statements. For further information, refer to the financial statements and notes thereto included in the Company's Annual Report on Form 8-K for the year ended December 31, 2009.

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

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements have been prepared on the basis of U.S. GAAP and include the accounts of the Company and its subsidiary. Intercompany accounts and transactions have been eliminated.

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

CONCENTRATION OF CREDIT RISK AND ACCOUNTS

Financial instruments that potentially subject the Company to significant concentrations of credit risk include cash equivalents, trade accounts receivable, inventory and deposits on product. The Company maintains its cash and investment balances in the form of bank demand deposits and money market accounts with financial institutions that management believes to be of high credit quality. Accounts receivable are typically unsecured and are derived from transactions with customers primarily located in the United States. For the nine months ended September 30, 2010, the Company had made sales to 30 customers. Six of these customers represent approximately 84% of the Company's gross sales during this period.

At September 30, 2010, the Company was using two vendors to manufacture the Company's inventory.

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

LONG-LIVED ASSETS

The Company's primary long-lived assets are fixed assets. The Company assesses the recoverability of its long-lived assets whenever events and circumstances indicate the carrying value of an asset or asset group may not be recoverable from estimated future cash flows expected to result from its use and eventual disposition. Management does not believe that its long-lived assets are impaired, and no impairment charges have been recorded as of September 30, 2010.

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

The Company has been developing its presence in the marketplace and establishing distribution channels for its products, and therefore the Company has incurred significant costs for sales allowances, and discounts provided. For the three and nine months ended September 30, 2010, the Company recorded discounts and allowances of $43,338 and $128,247 respectively. For the three and nine months ended September 30, 2009, the Company recorded discounts and allowances of $29,998 and $232,721, respectively.

SPONSORSHIP AND ENDORSEMENT AGREEMENTS

As a component of its marketing strategy, the Company enters into sponsorship and endorsement agreements with prominent athletes, trainers, and other high profile individuals that provide the Company ongoing sources of exposure to its products. The agreements sometimes specify certain contingencies that must be met to receive payments; others may require regular or periodic payments with no specified service or events that trigger payments under an agreement, or a combination of both. Agreements that are contingent upon the successful completion of an event prior to payment are considered unearned until the completion of the triggering event, and as such, no expense or liability is recorded until the successful completion of the triggering event. Where agreements are based on time and not on specific triggering events, the services are considered to be earned ratably over the period of the agreement, and as such expenses and liabilities are recorded ratably over the term of the agreement.

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

At September 30, 2010 the Company had common stock equivalents of 6,700,362 which are excluded from the calculation of diluted loss per share as the effect would be anti-dilutive.

RECENTLY ISSUED ACCOUNTIGN PRONOUNCEMENTS

There were various accounting standards and interpretations issued in 2010, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

Certain members of the Company have utilized personal credit cards owned by them and immediate family members to assist in financing its operations. As of September 30, 2010 the Company owed $8,880 on these credit cards. The balance owed at September 30, 2010 represents an amount owed to the Company's President. The Company does not plan to use such credit in the future.

As of September 30, 2010, the Company has a payable of $37,649 due to investors who paid various legal and accounting fees and other administrative expenses on behalf of the company.

NOTE 5 - NOTES PAYABLE

        Convertible notes payable         $   680,000
        Less discount                         (89,210)
                                          -----------
        Convertible notes discount, net       590,790
        Original issue discount notes         187,500
        Unsecured notes payable                30,000
                                          -----------
        Total Notes Payable               $   808,290
                                          ===========

Convertible Notes Payable

During the nine months ended September 30, 2010, the Company sold convertible secured promissory notes ("convertible notes") in the amount of $446,000 to various investors. All the convertible notes accrue interest at 8% per annum and are convertible to common stock by the note holder under terms designed in the convertible note agreements which are either to (1) provide the holder with a dollar amount of common stock equal to a designated percentage of the note amount plus any accrued interest, ranging from 120% to 350% or (2) convertible at 60% of the average market price (as defined in the agreement). In accordance with ASC 470, the conversion terms are considered beneficial conversion features, and as such for the nine months ended September 30, 2010, the Company recorded an additional debt discount of $426,000 representing the intrinsic value of the beneficial conversion features. The debt discount is being accreted to interest expense over the term of the convertible notes. All the convertible notes are collateralized by all the assets of the Company and have maturity dates ranging from March 2010 to June 2011. On September 21, 2010, the Company issued 100,000 shares of common stock as consideration for extension of the maturity dates of $200,000 of the convertible notes where 50% of each loan is payable on September 15, 2010 and 50% payable on November 1, 2010. See Note 6 for further discussion. Convertible notes totaling $320,000 have matured as of September 30, 2010 and are currently in default. As of the date of this report, none of the note holders have presented demands for payment or conversion notices to the Company.

At September 30, 2010, the total interest accrued on the convertible notes, net of amounts previously converted, was $30,146. For the three and nine months ended September 30, 2010 a total of $118,286 and $675,137, respectively, of the debt discount was accreted and is included in interest expense in the accompanying consolidated statements of operations.

During the nine months ended September 30, 2010, convertible notes totaling $663,500, together with $29,826 of accrued interest, and $129,289 of un-accreted discounts on the convertible notes converted, were converted to 1,821,029 shares of the Company's common stock.

Original Issue Discount Notes

In February 2010, the Company issued two Original Issue Discount Secured Promissory Notes (the "OID Notes") to two accredited investors. The first OID

Note was issued on February 18, 2010 with a face value of $125,000 and maturity date of May 18, 2010. The second Note was issued on February 26, 2010 with a face value of $62,500 and a maturity of May 26, 2010. The OID Notes are secured by all the Company's accounts receivable. The total proceeds from the issuance of the OID Notes were $150,000. The discount of $37,500 was amortized to interest expense over the life of the OID Notes. For the nine months ended September 30, 2010, $37,500 of the discount was amortized and is included in interest expense in the accompanying consolidated statement of operations. At September 30, 2010, the OID Notes are in default and the Company is in discussion with the OID Notes' holders to extend the maturity dates.

As prescribed in the OID Note agreements the investors who purchase the OID Notes also will receive one share of common stock for each $3.00 invested. As such, during the nine months ended September 30, 2010, the Company issued 50,000 shares of common stock to the OID Note holders. For the three and nine months ended September 30, 2010, the fair value of the common stock of $30,500 was recorded to interest expense.

Unsecured Notes Payable

During the nine months ended September 30, 2010, the Company issued unsecured notes payable to an investor in the aggregate of $648,000. These notes bear interest at the rate of 8% per year and require no periodic principal or interest payments. The notes mature on March 31, 2011 and June 29, 2011 at which times all unpaid principal and interest is due. On September 29, 2010, the Company issued 1,890,571 shares of common stock for forgiveness of $661,700, the aggregate amount of these unsecured notes payable plus accrued interest. As a result, for the three and nine months ending September 30, 2010, the Company recorded a loss from extinguishment of debt of $378,114, included in other expense in the accompanying consolidated statement of operations.

The Company has short term uncollateralized promissory notes in the amount of $30,000 (the "promissory notes") The promissory notes accrue interest at 10% per annum, require no periodic payments, and matured on March 2, 2010. On May 5, 2010, the Company issued 30,000 shares of common stock as consideration for an extension of the maturity date of the promissory notes to September 2, 2010.

On September 29, 2010, the Company issued 75,000 shares of common stock for forgiveness of $15,000 of the promissory notes, plus $1,625 accrued interest. As a result, for the three and nine months ending September 30, 2010, the Company recorded a loss from extinguishment of debt of $24,625, included in other expense in the accompanying consolidated statement of operations. As of September 30, 2010 the remaining promissory note is in default and is currently being negotiated.

During the nine months ended September 30, 2010, the Company issued an additional $15,000 uncollateralized promissory note (the "new promissory note"). The new promissory note accrues interest at 8% per annum, requires no periodic payments, and matures on June 30, 2011.

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

During 2008 and 2009, MusclePharm sold to various other investors' equity interests totaling $562,000 to provide working capital during its development. These other investor equity interests represented a 10% interest at the time of the share exchange. Upon completion of the share exchange, the original founders of MusclePharm received 23,377,782 shares of the Tone in Twenty's common stock, with the other equity investors receiving a total of 2,622,218 shares of Tone in Twenty's common stock, for a total of 26,000,000 shares issued in the share exchange to the MusclePharm equity interests.

Series A Convertible Preferred Stock

As of September 30, 2010, the Company has issued 83,333 shares of Series A Convertible Preferred Stock ("Convertible Preferred Stock"). The Convertible Preferred Stock is non-voting, and has no dividend or liquidation rights. Each share is convertible into two hundred (200) shares of Common Stock, provided, however, no holder of the Convertible Preferred Stock will have the right to convert any of such shares to the extent that after giving effect to such conversion, the beneficial owner of such shares would beneficially own in excess of 4.9% of the shares of the common stock outstanding immediately after giving effect to such conversion.

During the nine months ended September 30, 2010, 72,931 shares of the Convertible Preferred Stock were converted into 14,586,200 shares of the Company's common stock. At September 30, 2010, the Company had 10,402 outstanding shares the Convertible Preferred Stock which were convertible into 2,080,400 shares of common stock (without giving effect to the aforementioned limitation on conversion).

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

During the nine months ended September 30, 2010, the Company's two founders and executive officers surrendered an aggregate of 2,425,000 shares of common stock. The surrendered shares were immediately re-issued to various individuals who had provided services to the Company during its development, and to certain athletes as a component to their endorsement agreements with the Company. Absent market data, the fair value of the shares was determined to be $0.54 per share based on conversion terms of convertible debt issuances and considering other issuances of common stock including the private placement as discussed in subsequent events below. As a result, for the nine months ended September 30, 2010, the Company recorded expenses of $1,039,500 with $54,000 recorded in advertising and promotion expense and $985,500 recorded in professional fees in the accompanying consolidated statement of operations. In addition, $270,000 was recorded to services prepaid with common stock as part of an unearned endorsement agreement. The endorsement agreement begins on June 1, 2010 and expires on May 31, 2011, and as such will be earned ratably over the term of the agreement. For the nine months ended September 30, 2010, the company recorded $90,000 of advertising and promotion expense related to this endorsement agreement.

Also during the nine months ended September 30, 2010, the Company issued 2,941,215 shares of common stock for services. As a result, for the nine months ended September 30, 2010, the Company recorded expenses of $2,204,375 with $1,072,740 recorded in advertising and promotion expense, $1,029,135 recorded in professional fees and $102,500 recorded in research and development in the accompanying consolidated statement of operations. The advertising and promotion expense of $1,072,740 included $731,290 related to endorsement agreements, $312,000 relates to stock issued to the manufacturer and a customer to build relationships and $29,450 for print advertising. In addition, $633,423 was recorded to services prepaid with common stock related to unearned endorsement agreements with advertising and promotion expense will be recognized ratably over the terms of the endorsement agreements. For the nine months ended September 30, 2010, the company recorded $248,720 of advertising and promotion expense related to these endorsement agreements.

During the nine months ended September 30, 2010, the Company issued 30,000 shares of common stock as consideration for an extension of the maturity date of a promissory note and issued 100,000 shares of common stock as consideration for extension of the maturity dates of certain convertible notes. The common stock was valued at the price on the date of issuance which was $95,500.

On September 21, 2010, the Company issued 50,000 shares of common stock to the OID Note holders. The common stock was valued at the price on the date of issuance which was $30,500.

On September 29, 2010, the Company issued 1,890,571 shares of common stock for forgiveness of unsecured notes payable and accrued interest in the amount of $661,700 and issued 75,000 shares of common stock for forgiveness of a promissory note and accrued interest in the amount of $16,625. The common stock was valued at the price on the date of issuance which was $1,081,064.

In May 2010, the Company entered into Subscription Agreements with accredited investors in connection with the two private issuance and sales of 1,000,000 shares of the Company's common stock at $.50 per share (the "1,000,000 share private placement") and 300,000 shares of the Company's common stock at $.35 per share (the "300,000 share private placement"). On June 30, 2010, the Company's Board of Directors increased the number of shares under the 300,000 share private placement to 1,000,000 shares and then on September 30, 2010, the Company's Board of Directors increased the number of shares under the

300,000 share private placement to 5,000,000 shares. As of September 30, 2010, the Company sold 90,000 shares under the 1,000,000 share private placement and 2,174,407 shares under the 300,000 share private placement for net proceeds of $793,192 (net of offering costs of $12,850).

On April 16, 2010 the Company's board of directors authorized the sale of up to 2,000,000 units at $.50 per unit. Each unit consists of one share of the Company's common stock, and one and one-half stock purchase warrants. Each warrant is exercisable into one share of restricted common stock at an exercise price of $1.50 per share, and expires five years after issuance. As of September 30, 2010, the Company has sold 500,000 units in connection with this offering for total gross proceeds of $250,000 (less offering costs of $35,750), which was allocated to the common stock and warrants based on their relative fair values.

The holder of the Company's Series A Convertible Preferred Stock is helping to facilitate this offering by selling free trading shares of the Company's common stock, which it owns by conversions of the preferred stock as discussed above, to the investors in the same amount and at the same price as the Company is selling the units. Related to this offering, the holder of the preferred stock had received gross proceeds of $250,000 from the sale of 500,000 shares of common stock.

Warrants

As discussed above, during the nine months ended September 30, 2010, the company issued common stock purchase warrants to acquire 750,000 shares of common stock at $1.50 per share. The warrants were valued using the Black-Scholes method. Under the Black-Scholes method using an expected life of 2.5 years, volatility of 70.5% to 74.8% and a risk-free interest rate of 0.8% to 1.2%, the Company determined the warrants had fair values of $.32 to $.44 as of the date of the issuances. The relative fair value of the warrants of approximately $76,715 was recorded as additional paid in capital.

A summary of warrant activity for the nine months ended September 30, 2010 is as follows:

                                             Warrants         Weighted
                                            Outstanding        Average
                                          and Exercisable   Exercise Price
                                          ---------------   --------------
Warrants outstanding, January 1, 2010               -           $   -
   Warrants issued                            750,000            1.50
   Warrants expired/forfeited                       -               -
                                          ---------------   --------------
Warrants outstanding, September 30, 2010      750,000           $1.50
                                          ===============   ==============

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

Stock options

On April 2, 2010 the Company's board of directors authorized the issuance of a total of 2,767,500 stock purchase options. The grant consisted of 2,250,000 of non-qualified stock options and 517,500 incentive stock options. All the stock options were issued to current employees, are exercisable at $.50 per share, vest immediately, and expire on April 2, 2015. The fair value of each option grant during the nine months ended September 30, 2010 was estimated on the grant date using the Black-Scholes option-pricing model with an expected life of 2.5 years, volatility of 74.8% and a risk-free interest rate of 1.4%. The weighted average fair value of the options granted in the nine months ended September 30, 2010 was $0.23. At September 30, 2010, all of the 2,767,500 stock options were exercisable.

A summary of stock option activity for the nine months ended September 30, 2010 is as follows:

                                        Number of      Weighted Average
                                          Shares        Exercise Price
                                       -----------     ----------------
Options outstanding, February 1, 2010           -           $   -
 Options granted                        2,767,500            0.50
 Options exercised                              -               -
 Options expired/forfeited                      -               -
                                       -----------     ----------------
Options outstanding, September 30,
  2010                                  2,767,500           $0.50
                                       ===========     ================

For the nine months ended September 30, 2010, compensation expense of $630,990 was recorded related to the stock options.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

As a component of the Company's overall marketing strategy, it has entered into various sponsorship and endorsement agreements with professional athletes, fitness trainers, and other high profile individuals. These agreements generally provide for payments to the athletes and trainers based on pre-determined events in which the athlete or trainer agree to provide exposure of the Company and its products through media exposure and coverage of specific athletic events. Some agreements are not contingent upon the completion of pre-determined events, and as such are expensed ratably over the period of the agreement. During the three and the nine months ended September 30, 2010, the Company recorded expenses of $829,393 and $2,510,010 related to these agreements which are included in advertising and promotion expense in the accompanying consolidated statements of operations. At September 30, 2010 the Company estimates future obligations under its existing sponsorship and endorsement agreements is approximately $730,000 assuming all contingencies contained in the agreements occur, of which there can be no assurance. This estimate does not include amounts for reimbursements for travel and expenses that are included in certain of the agreements.

In August 2010, the Company entered into a long-term non-cancelable operating lease agreement to lease approximately 30,302 square feet of space. The lease is effective as of August 1, 2010 and expires on December 31, 2015. Under the lease agreement, rent escalation is $0.20 per square foot per year and provides five months of rent abatement. Future minimum rental payments by year and in the aggregate, under non-cancelable operating leases with initial or remaining terms of one year of more, consisted of the following as of September 30, 2010:

     2010 (3 months)                                  $ 13,383
     2011                                               66,917
     2012                                               86,361
     2013                                               92,421
     2014                                               98,481
     2015                                              104,542
                                                      --------
     Total minimum operating lease payments           $462,105
                                                      ========

At September 30, 2010 the Company has accrued a liability of approximately $255,923 representing delinquent payroll taxes. The Company plans to resolve this liability with the appropriate agencies, but no resolution of these matters has occurred as of the date of this report. A contingency exists with respect to this matter, the ultimate resolution of which can not presently be determined.

In April 2010, the Company entered into a factoring agreement (the "Agreement") with FT Trade Financial Corp ("FT Trade"). Under the Agreement the Company sells its accounts receivables to FT Trade who in return advances cash of approximately 85% of the total amount of the accounts receivable factored. FT Trade retains 15% of the outstanding factored accounts receivable as a reserve, which it holds until the customer pays the factored invoice to FT Trade. The Company pays fees for this service to FT Trade. For the three and nine months ended September 30, 2010, the Company has recognized losses on the sale of accounts receivable of $51,644 and paid fees of $5,963 related to the sale of approximately $266,880 of accounts receivables.

NOTE 9 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date which the financial statements were available to be issued. In addition to events as described elsewhere in this report, the following subsequent events are noted.

Subsequent to September 30, 2010, the Company issued 1,901,117 shares of common stock under the 300,000 share private placement, 1,216,200 shares of common stock were issued for services and 10,000,000 shares of common stock were issued to two executive officers as bonuses.































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

Our Medical Advisory Team includes two of the leading sports nutrition clinician/researchers in the world, who contribute directly to the formulation and development and testing of all products. Our Chief Medical Director and Formulator is Dr. Eric Serrano, MD; and our Chief Medical Researcher is Dr. Jeffrey Stout, Ph.D., researcher and professor of exercise physiology at the University of Oklahoma. Dr. Ron Sekura, will join the board of directors as the Director of Therapeutic Research. Dr. Sekura will be assisting in the development of the Company's therapeutic indication and application for patients with HIV experiencing catabolic cachexia.

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

Our marketing strategy entails the branding of MusclePharm as the "must-have" nutritional supplement line for serious, high performance athletes. Endorsements have been completed with several Mixed Martial Arts fighters, Rashad Evans and Lyoto Machida, bodybuilding, fitness professionals, and current NFL notables, Joey Porter, Chris Johnson and Shawne Merriman.
Another endorsement agreement is TJ Lavin as the host of MTV's Real World. Additionally, endorsement agreements are currently being negotiated with
several other athletes of high-visibility and notoriety.   We believe that
top-level athletes from all sports are viewed as leaders and role models to many people. The objective of our athlete endorsement program is to build consumer awareness and confidence in the MusclePharm brand to help drive consumer demand for our products in retail outlets and health clubs.

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

At September 30, 2010, the Company had cash of $10,657 and a working capital deficit of $2,578,866, compared to overdrawn bank accounts of $17,841 and a working capital deficit of $1,223,074 at December 31, 2009. The working capital deficit increase of $1,355,792 is primarily attributed to the operating losses incurred for the nine months ended September 30, 2010.

Cash used in operating activities was $2.4 million for the nine months ended September 30, 2010, as compared to cash used in operating activities of $0.4 million for the nine months ended September 30, 2009. The increase in cash used in operating activities for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 was primarily the result of the net operating loss net of non-cash expenses, for the current nine month period.

Cash used in investing activities was $30,395 for the nine months ended September 30, 2010, as compared to cash used in investing activities of $5,510 for the nine months ended September 30, 2009. The increase in cash used in investing activities represents purchases of various fixed assets. We also maintain a website http://www.musclepharm.com), designed for customers and investors. Future investments in equipment and other fixed assets, as well as further development of our Internet presence will largely depend on available capital resources.

Cash flows provided by financing activities were $2.4 million for the nine months ended September 30, 2010, as compared to cash flows provided by financing activities of $0.4 million for the nine months ended September 30, 2009.

In February 2010, the Company issued two Original Issue Discount Secured Promissory Notes (the "OID Notes") to two accredited investors. The first OID Note was issued on February 18, 2010 with a face value of $125,000 and maturity date of May 18, 2010. The second Note was issued on February 26, 2010 with a face value of $62,500 and a maturity of May 26, 2010. The OID Notes are secured by all the Company's accounts receivable. The total proceeds from the issuance of the OID Notes were $150,000. The discount of $37,500 was amortized to interest expense over the life of the OID Notes.
For the nine months ended September 30, 2010, $37,500 of the discount was amortized and is included in interest expense in the accompanying consolidated statement of operations. At September 30, 2010, the OID Notes are in default and the Company is in discussion with the OID Notes' holders to extend the maturity dates.

During the nine months ended September 30, 2010, the Company sold convertible secured promissory notes ("convertible notes") in the amount of $446,000 to various investors. All the convertible notes accrue interest at 8% per annum and are convertible to common stock by the note holder under terms designed in the convertible note agreements which are either to (1) provide the holder with a dollar amount of common stock equal to a designated percentage of the note amount plus any accrued interest, ranging from 120% to 350% or (2) convertible at 60% of the average market price (as defined in the agreement). All the convertible notes are collateralized by all the assets of the Company and have maturity dates ranging from March 2010 to June 2011. On September 21, 2010, the Company issued 100,000 shares of common stock as consideration for extension of the maturity dates of $200,000 of the convertible notes where 50% of each loan is payable on September 15, 2010 and 50% payable on November 1, 2010. Convertible notes totaling $320,000 have matured as of September 30, 2010 and are currently in default. As of the date of this report, none of the note holders have presented demands for payment or conversion notices to the Company.

During the nine months ended September 30, 2010, convertible notes totaling $663,500, together with $29,826 of accrued interest, and $129,289 of un-accreted discounts on the convertible notes converted, were converted to 1,821,029 shares of the Company's common stock.

During the nine months ended September 30, 2010, the Company issued unsecured notes payable to an investor in the aggregate of $648,000. These notes bear interest at the rate of 8% per year and require no periodic principal or interest payments. The notes mature on March 31, 2011 and June 29, 2011 at which times all unpaid principal and interest is due. On September 29, 2010, the Company issued 1,890,571 shares of common stock for forgiveness of $661,700, the aggregate amount of these unsecured notes payable plus accrued interest. As a result, for the three and nine months ending September 30, 2010, the Company recorded a loss from extinguishment of debt of $378,114, included in other expense in the accompanying consolidated statement of operations.

The Company has short term uncollateralized promissory notes in the amount of $30,000 (the "promissory notes") The promissory notes accrue interest at 10% per annum, require no periodic payments, and matured on March 2, 2010. On May 5, 2010, the Company issued 30,000 shares of common stock as consideration for an extension of the maturity date of the promissory notes to September 2, 2010.

On September 29, 2010, the Company issued 75,000 shares of common stock for forgiveness of $15,000 of the promissory notes, plus $1,625 accrued interest. As a result, for the three and nine months ending September 30, 2010, the Company recorded a loss from extinguishment of debt of $24,625, included in other expense in the accompanying consolidated statement of operations. As of September 30, 2010 the remaining promissory note is in default and is currently being negotiated.

During the nine months ended September 30, 2010, the Company issued an additional $15,000 uncollateralized promissory note (the "new promissory note"). The new promissory note accrues interest at 8% per annum, requires no periodic payments, and matures on June 30, 2011.

On April 16, 2010 the Company's board of directors authorized the sale of up to 2,000,000 units at $.50 per unit. Each unit consists of one share of the Company's common stock, and one and one-half stock purchase warrants. Each warrant is exercisable into one share of restricted common stock at an exercise price of $1.50 per share, and expires five years after issuance. As of September 30, 2010, the Company has sold 500,000 units in connection with this offering for total gross proceeds of $250,000 (less offering costs of $35,750).

In May 2010, the Company entered into Subscription Agreements with accredited investors in connection with the two private issuance and sales of 1,000,000 shares of the Company's common stock at $.50 per share (the "1,000,000 share private placement") and 300,000 shares of the Company's common stock at $.35 per share (the "300,000 share private placement"). On June 30, 2010, the Company's Board of Directors increased the number of shares under the 300,000 share private placement to 1,000,000 shares and then on September 30, 2010, the Company's Board of Directors increased the number of shares under the 300,000 share private placement to 5,000,000 shares. As of September 30, 2010, the Company sold 90,000 shares under the 1,000,000 share private placement and 2,174,407 shares under the 300,000 share private placement for net proceeds of $793,192 (net of offering costs of $12,850).

On September 29, 2010, the Company issued 1,890,571 shares of common stock for forgiveness of unsecured notes payable and accrued interest in the amount of $661,700 and issued 75,000 shares of common stock for forgiveness of a promissory note and accrued interest in the amount of $16,625. The common stock was valued at the price on the date of issuance which was $1,081,064.

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Revenues from the sale of products, net were $1.4 million for the three months ended September 30, 2010 as compared to revenues from the sale of products of $0.2 million for the three months ended September 30, 2009.
Sales during the three months ended September 30, 2010 increased due to the change in manufacturers which provided more consistent shipments to customers and to the increase in advertising and promotion.

Cost of sales for the three months ended September 30, 2010 were $0.9 million or 66% of revenue as compared to $0.2 million or 107% of revenue for the three months ended September 30, 2009. The cost of goods sold as percent of revenue decreased due to the change in manufacturers as we begin to realize savings offered for quantity discounts.

Operating Expenses for the three months ended September 30, 2010 were $2.8 million as compared to $0.6 million for the three months ended September 30, 2009. The $2.2 million increase is largely due to the increase in advertising and promotion of approximately $0.8 million and an increase in professional fees of approximately $1.0 million. For the three months ended September 30, 2010, $0.3 million was included in advertising and promotion and $1.0 million was included in professional fees for the value of stock issued for services.

Operating Loss for the three months ended September 30, 2010 was $2.3 million as compared to $0.6 million for the three months ended September 30, 2009.

Interest expense for the three months ended September 30, 2010 was $0.2 million as compared to $4,669 for the three months ended September 30, 2009. The increase in interest expense primarily relates to amortization of the debt discount of $0.1 million and interest on the convertible debts of $70,760.


Other expense for the three months ended September 30, 2010 was $0.4 million as compared to $0 for the three months ended September 30, 2009. The increase in other expense is primarily due to loss on extinguishment of debt of $0.4 million.

Net Loss for the three months ended September 30, 2010 was $2.9 million or loss per share of $.08 as compared to the net loss of $0.6 million or loss per share of $.02 for the three months ended September 30, 2009.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Revenues from the sale of products, net were $3.1 million for the nine months ended September 30, 2010 as compared to revenues from the sale of products of $0.7 million for the nine months ended September 30, 2009. Sales during the nine months ended September 30, 2010 increased due to the change in manufacturers which provided more consistent shipments to customers and to the increase in advertising and promotion.

Cost of sales for the nine months ended September 30, 2010 were $2.1 million or 68% of revenue as compared to $0.5 million or 79% of revenue for the nine months ended September 30, 2009. The cost of goods sold as percent of revenue decreased due to the change in manufacturers as we begin to realize savings offered for quantity discounts.

Operating Expenses for the nine months ended September 30, 2010 were $8.4 million as compared to $1.2 for the nine months ended September 30, 2009. The $7.3 million increase is largely due to an increase in adverting and promotion of approximately $3.5 million, an increase in professional fees of approximately $2.1 million and an increase in salaries and benefits of approximately $1.3 million. For the nine months ended September 30, 2010, $1.1 million was included in advertising and promotion and $2.0 million was included in professional fees for the value of stock issued for services.

Operating Loss for the nine months ended September 30, 2010 was $7.4 million as compared to $1.0 million for the nine months ended September 30, 2009.

Interest expense for the nine months ended September 30, 2010 was $0.9 million as compared to $8,608 for the nine months ended September 30, 2009. The increase in interest expense primarily relates to amortization of the debt discount of $0.7 million and interest on the convertible debts of $0.1 million.

Other expense for the nine months ended September 30, 2010 was $0.4 million as compared to $0 for the nine months ended September 30, 2009. The increase in other expense is primarily due to loss on extinguishment of debt of $0.4 million.

Net Loss for the nine months ended September 30, 2010 was $8.7 million or loss per share of $.28 as compared to the net loss of $1.0 million or loss per share of $.04 for the nine months ended September 30, 2009.

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

None.

ITEM 1A.  RISK FACTORS.

Not Applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In May 2010, the Company entered into Subscription Agreements with accredited investors in connection with the two private issuance and sales of 1,000,000 shares of the Company's common stock at $.50 per share (the "1,000,000 share private placement") and 300,000 shares of the Company's common stock at $.35 per share (the "300,000 share private placement"). On June 30, 2010, the Company's Board of Directors increased the number of shares under the 300,000 share private placement to 1,000,000 shares and then on September 30, 2010, the Company's Board of Directors increased the number of shares under the 300,000 share private placement to 5,000,000 shares. As of September 30, 2010, the Company sold 90,000 shares under the 1,000,000 share private placement and 2,174,407 shares under the 300,000 share private placement for net proceeds of $793,192 (net of offering costs of $12,850). These shares were sold without registration under the Securities Act of 1933, as amended (the "Act"), or state securities laws, in reliance on the exemptions provided by Section 4(2) of the Act and Regulation D promulgated thereunder. Because the common stock has not been registered, such shares may not be sold, transferred, assigned or otherwise dispose of by the investors absent registration or an applicable exemption from registration requirements, such as the exemption afforded by Rule 144 under the Act.

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

                                   MUSCLEPHARM CORPORATION



Date:  November 15, 2010           By:/s/ Brad J. Pyatt
                                     Brad J. Pyatt, Chief Executive Officer


                                   By:/s/ Larry Meer
                                      Larry Meer, Chief Financial Officer





















