Form 10-K
period 2010-12-31
MusclePharm Corp
filed 2011-04-01
CIK 1415684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2010

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-53166

MusclePharm Corporation
 (Exact name of registrant as specified in its charter)

Nevada	77-0664193
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4721 Ironton Street, Building A Denver, CO	90839
(Address of principal executive offices)	(Zip Code)

(800) 210-7369
 (Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

 Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Non-accelerated filer	☐

Accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of registrant’s voting and non-voting common equity held by non-affiliates (as defined by Rule 12b-2 of the Exchange Act) computed by reference to the average bid and asked price of such common equity on June 30, 2010, was $12,090,427.  As of March 30, 2011, the issuer has one class of common equity, and the number of shares outstanding of such common equity was 130,608,189.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

Statements contained in this Annual Report on Form 10-K which are not historical facts are forward-looking statements within the meaning of Section 21E of the U.S. Securities Exchange Act of 1934, as amended. A forward-looking statement may contain words such as “anticipate that,” “believes,” “continue to,” “estimates,” “expects to,” “hopes,” “intends,” “plans,” “to be,” “will be,” “will continue to be,” or similar words. These forward-looking statements include the statements in this Report regarding: our expected financial position and operating results; our business strategy; future developments in our markets and the markets in which we expect to compete; our future ability to fund our operations; our development of new products and relationships; our ability to increase our customer base; the impact of entering new markets; our future cost of revenue, gross margins and net losses; our future restructuring, research and development, sales and marketing, general and administrative, and depreciation and amortization expenses; our future interest expenses; the value of our goodwill and other intangible assets; our future capital expenditures and capital requirements; our financing plans; the outcome of any contingencies and the anticipated impact of changes in applicable accounting rules.

The accuracy of these forward-looking statements may be impacted by a number of business risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. These risks include the risks described in “Item 1A — Risk Factors” below. We do not undertake any obligation to update this forward-looking information, except as required under applicable law.

PART I

Item 1.  Business.

General

Headquartered in Denver, Colorado, MusclePharm is a rapidly expanding healthy life-style company that develops and manufactures a full line of National Sanitation Foundation International and scientifically approved, nutritional supplements that are 100% free of any banned substances. Based on years of research, MusclePharm products are created through an advanced six-stage research protocol involving the expertise of top nutritional scientists and field tested by more than 100 elite professional athletes from various sports including the National Football League, mixed martial arts, and Major League Baseball.  The Company’s propriety and award winning products address all categories of an active lifestyle including muscle building, weight loss, and maintaining general fitness through a daily nutritional supplement regimen.  MusclePharm is sold in over 120 countries and available in over 5,000 U.S. retail outlets, including GNC, Vitamin Shoppe, and Vitamin World.  The Company also sells its products in over 100 online stores, including bodybuilding.com, amazon.com and vitacost.com.

Business Strategy

Our primary focus at the current time is on the following:

1.	Increase our distribution and sales;

2.	Conduct additional testing of the safety and efficacy of our products; and

3.	Hire additional key employees to continue to strengthen the company

The Sports Nutrition and High Energy Supplement Market

The Sports Nutrition and High Energy Supplement Market is comprised of sports beverages, sports food and sports supplements.  According to BCC Research’s 2008 Global Research Report, sports beverages maintain the largest market share with $24.9 billion in annual sales in 2007, the sports food segment had $1.2 billion in annual sales and the sports supplement segment had 2007 annual sales of $1.1 billion.  BCC projected that the sports supplement sales would reach $2.3 billion by 2013.

According to BCC Research, the United States is the largest consumer market for sports nutrition products, with annual sales reaching $22 billion in 2007, and projected sales of $29 billion in 2013.  Western Europe and Japan are the second and third largest consumers of sports nutrition products.  The key market drivers for sports nutrition products are taste, price, and variety and brand loyalty.  In recent years, the consumption of sports nutrition products has shifted to mainstream consumers who have become the key drivers of growth within the industry.

Current Products

We currently offer seven products: Assault™, Battle Fuel™, Bullet Proof®, Combat Powder®, MuscleGel®, Shred Matrix®, and Re-con®.  Our products are comprised of amino acids, herbs, and proteins scientifically tested and proven as safe and effective for the overall health of athletes.  These nutritional supplements were created to enhance the effects of workouts, repair muscles, and nourish the body for optimal physical fitness.  Following is a brief description of each of our products:

ASSAULT™ combines natural ergogenic agents to promote endurance, dramatically ramp up training intensity and razor-sharpen mental focus.  Cutting-edge ingredients, like Creatine HCL and Beta Alanine, at efficacious doses are blended with other scientifically suggested building blocks citrulline malate and arginine to produce a product that supports strength and power like no other. Tested and perfected on top professional athletes, and regarded as the Athlete’s Choice in performance boosting pre-workout power.

ASSAULT™ has been scientifically proven to:

•	Allow users to train harder and longer

•	Increased Energy an Endurance Levels

•	Enhances strength and power

BATTLE FUEL™ combines several natural compounds that have been shown to impact the body’s hormonal, recovery and immune pathways.  BATTLE FUEL™ is a comprehensive system of 5 “Matrices” each specifically formulated to target key anabolic and recovery pathways within the body to support muscle growth, fuel recovery and maximize the body’s adaptive response to hard training.

BATTLE FUEL™ has been scientifically proven to:

•	Maximize testosterone output

•	Modulate estrogen

•	Increase lean mass.

BULLET PROOF® is a clinically proven combination of several key natural components combined to support the most restful state of sleep possible, while optimizing recovery and repair through specific hormonal modulation and precise nutrient delivery.  The specific ingredients of BULLET PROOF® work together for maximal impact on recovery and repair systems, hormonal up-regulation and anabolic support to create an internal environment that supports maximum growth and recovery.

BULLET PROOF™ has been scientifically proven to:

•	Enhance deep rest for maximum growth and recovery;

•	Improve sleep cycles; and

•	Enhance libido in men and women.

COMBAT POWDER® With a precision-engineered matrix that contains whey protein concentrates, hydrolysates, and isolates, as well as egg albumin and micellar casein, COMBAT is the ultimate timed-released protein super-food! Because each of the distinct protein sources found within COMBAT digest at varying rates, amino acids are not only flooded into the bloodstream within minutes after consumption, but will continuously be “trickle fed” to your muscles for up to 8 hours afterward.

COMBAT POWDER® has been scientifically proven to:

•	Technologically advanced protein “super-food”;

•	Fast, medium and slow releasing protein source; and

•	Added digestive blend for maximum utilization.

RE-CON® Muscle Reconstruction Matrix leaves no stone unturned in the name of recovery and growth – every facet of reconstruction nutrition is accounted for in this brazen, innovative formulation.  Research has proven time and time again essential and branched chain amino acids to be critical components of the muscle building process. Especially in immediate post-training “window of growth”, BCAAs and EAAs are critical components of muscle repair and rebuilding.

RE-CON® has been scientifically proven to:

•	Refuel Muscles;

•	Replenish nutrients; and

•	Rebuild muscle

MUSCLEGEL®

MuscleGel® is a game-changer for nutritional supplementation. Customers no longer have to spend the time and mess with making protein shakes. Customers now have a new option for getting the purest form of protein in one’s diet.  Each MuscleGel® gel pak provides 22 grams of high-power protein, which is more protein than six egg whites, four ounces of chicken breast, or a single serving of most protein powders.  Protein helps the body build lean mass, burn fat, and boost metabolism.  Utilizing Profusion™ Technology, MuscleGel™ represents a high-speed nutrient “shuttle”, delivering faster absorption and quicker cellular uptake of nutrients than any other system of nutrient delivery.

MUSCLEGEL® has been scientifically proven to:

•	Build Lean Muscle; and

•	Fuel Fat Loss.

SHRED MATRIX® combines several natural compounds that have been shown to impact the body’s multiple metabolic, energy and performance pathways.  SHRED MATRIX® is a comprehensive system of 5 “Matrices” each specifically formulated to target the key metabolic pathways within the body that control fat metabolism. Careful combination of the key ingredients in SHRED MATRIX® results in what we believe to be one of the most comprehensive, most complete, most-effective fat loss systems available.

SHRED MATRIX® has been scientifically proven to:

•	Accelerate fat loss;

•	Utilizes fat first for energy; and

•	Destroy sugar cravings / block fat storage.

Future Products

On July 26, 2010, MusclePharm entered into a distribution agreement with TapouT, LLC, to launch a MusclePharm apparel line in 2011, expected to include t-shirts, sweat suits, hats, shorts, and other active wear items.

On December 16, 2010, MusclePharm announced that it received a purchase order from Hat World, Inc., dba Lids (“Lids”), for MusclePharm Hats that include a variety of flex fit style hats and winter style “beanies” that will begin shipping in the second quarter of 2011.  MusclePharm’s products appearing in Lids stores will further increase the Company’s brand awareness and market penetration, as Lids is a premier hat and accessories retailer, with over 850 mall-based and airport retail store locations, as well as an e-commerce website at www.lids.com.

Sales

Sales & Distribution

We sell our products both domestically and internationally.  With respect to our domestic sales, we started selling our products in the summer of 2009, in approximately 485 of The Vitamin Shoppes outlets.  Currently, we sell our products into over 1200 GNC stores and we expect to launch our products in up to 400 Vitamin World retail stores in 2011.  In addition to the foregoing retail stores, we also sell domestically through several distributors and over 100 Internet sites.  The primary domestic Internet site thought which we sell our products is Bodybuilding.com (“Body Building”), which is the largest online retailer of sports nutrition products in the United States.  Body Building awarded MusclePharm the title of the “best new brand for 2009,” and MusclePharm is now one of their top 20 best-sellers.  We also work with other large distributors who have begun to place the Company’s product in small retail stores and gyms across the United States.

With respect to international sales, we started selling our products to GNC Canada during the third quarter of 2009.  We use several other international distributors, and we also just started working with a large international distributor which covers approximately 120 countries, selling primarily to larger stores.

Marketing Strategy

Our core marketing strategy is to brand MusclePharm as the “must have” nutritional supplement line for high performance athletes.  We want to be known as the athlete’s company, run by athletes with products for athletes. We have endorsements from over 50 UFC fighters, several well-known NFL players, as well as top X-Game and fitness athletes.  Athletes are considered role models and many people strive to emulate their fitness and well-being regimen.  The objective of these athletic endorsements is to build both consumer awareness and confidence and to drive consumer demand for our products in the market.

The fighters we sponsor wear our brand on their uniforms and we also advertise at the Ultimate Fighting Championship events.  In 2011, we also will be launching in a state-of-the-art website that will tap into the social networking world and we believe further expand our brand and consumer awareness.

The Company is also currently engaged in various in-store promotions, including point-of-purchase stands, aisle displays in our retail outlets, as well as sample demonstrations and athlete appearances in GNC and Vitamin Shoppe locations.

Research and Development

Each and every product sold by MusclePharm is the end result of a long development process involving leading nutrition scientists, doctors, and top professional athletes.

Manufacturing and Product Quality

We are committed to produce and sell highly efficacious products that can be trusted for their quality and safety.  To date, our products have been outsourced to a third party manufacturer where the products are manufactured in full compliance with the Good Manufacturing Practice standards set by the Food & Drug Administration.

Trademarks and Patents

We regard our trademarks and other proprietary rights as valuable assets and we believe that protecting our key trademarks is crucial to our business strategy of building strong brand name recognition and that such trademarks have significant value in the marketing of our products.

Our policy is to pursue registrations for all of the trademarks associated with our products.  Federally registered trademarks have a perpetual life, provided that they are maintained and renewed on a timely basis and used correctly as trademarks, subject to the rights of third parties to attempt to cancel a trademark if priority is claimed or there is confusion of usage.  We rely on common law trademark rights to protect our unregistered trademarks.  Common law trademark rights generally are limited to the geographic area in which the trademark is actually used, while a United States federal registration of a trademark enables the registrant to stop the unauthorized use of the trademark by any third party anywhere in the United States.  Furthermore, the protection available, if any, in foreign jurisdictions may not be as extensive as the protection available to us in the United States.

Although we seek to ensure that we do not infringe on the intellectual property rights of others, there can be no assurance that third parties will not assert intellectual property infringement claims against us.

Competition

The sports nutrition business is highly competitive.  Competition is based primarily on quality and assortment of products, marketing support, and availability of new products.  Currently, our main competitors are three private companies: Optimum Nutrition, Inc. (“Optimum”), Iovate Health Sciences, Inc. (“IHS”), and Bio-Engineered Supplements and Nutrition, Inc. (“BSN”).  Optimum is a wholly owned subsidiary of Glanbia Nutritionals, Inc., an international nutritional ingredients group.  Optimum owns and operates two brands of nutritional supplements (Optimum Nutrition and American Body Building), providing a line of products across multiple categories.  IHS is a nutritional supplement company that delivers a range of products to the nutritional marketplace.  Headquartered in Oakville, Ontario, Canada, IHS’s line of products can be found in major retail stores and include such brands as Hydroxy-Cut™, Cell-Tech™, Six Star Nutrition™.  BSN is also a sports nutrition leader whose top products include No-Explode™ and Syntha Six Protein™.

MusclePharm intends to compete by aggressively marketing our brand, emphasizing our relationships with professional athletes, and utilizing our relationships with those athletes, retail outlets and industry publications and relying on the strength of the science behind MusclePharm products.

Regulatory Matters

The manufacture, packaging, labeling, advertising, promotion, distribution and sale of our products are subject to regulation by numerous governmental agencies.  Our products are subject to regulation by, among other regulatory entities, the Consumer Product Safety Commission (CPSC), the U.S. Department of Agriculture (USDA), the Environmental Protection Agency (EPA) and the U.S.  Food and Drug Administration (FDA).  Advertising and other forms of promotion and methods of marketing are subject to regulation primarily by the U.S.  Federal Trade Commission (FTC), which regulates these activities under the Federal Trade Commission Act (FTCA).  The manufacture, labeling and advertising of our products are also regulated by various state and local agencies as well as those of each foreign country to which we distribute our products.

The Dietary Supplement Health and Education Act of 1994 (DSHEA) revised the provisions of the Federal Food, Drug, and Cosmetic Act (FFDC Act) concerning the regulation of dietary supplements.  All of the products we market are regulated as dietary supplements under the FFDC Act.

Under the current provisions of the FFDC Act, there are four categories of claims that pertain to the regulation of dietary supplements.  Health claims are claims that describe the relationship between a nutrient or dietary ingredient and a disease or health related condition and can be made on the labeling of dietary supplements if supported by significant scientific agreement and authorized by the FDA in advance via notice and comment rulemaking.  Nutrient content claims describe the nutritional value of the product and may be made if defined by the FDA through notice and comment rulemaking and if one serving of the product meets the definition.  Statements of nutritional support or product performance, which are permitted on labeling of dietary supplements without FDA pre-approval, are defined to include statements that: (i) claim a benefit related to a classical nutrient deficiency disease and disclose the prevalence of such disease in the United States; (ii) describe the role of a nutrient or dietary ingredient intended to affect the structure or function in humans; (iii) characterize the documented mechanism by which a dietary ingredient acts to maintain such structure or function; or (iv) describe general well-being from consumption of a nutrient or dietary ingredient.  In order to make a nutritional support claim, the marketer must possess adequate substantiation to demonstrate that the claim is not false or misleading and if the claim is for a dietary ingredient that does not provide traditional nutritional value, prominent disclosure of the lack of FDA review of the relevant statement and notification to the FDA of the claim is required.  Drug claims are representations that a product is intended to diagnose, mitigate, treat, cure or prevent a disease.  Drug claims are prohibited from use in the labeling of dietary supplements.

Claims made for our dietary supplement products may include statements of nutritional support and health and nutrient content claims when authorized by the FDA or otherwise allowed by law.  The FDA’s interpretation of what constitutes an acceptable statement of nutritional support may change in the future thereby requiring that we revise our labeling.  In addition, a dietary supplement that contains a new dietary ingredient (i.e., one not on the market before October 15, 1994) must have a history of use or other evidence of safety establishing that it is reasonably expected to be safe.  The manufacturer must notify the FDA at least 75 days before marketing products containing new dietary ingredients and provide the FDA the information upon which the manufacturer based its conclusion that the product has a reasonable expectation of safety.  There is no assurance that the FDA will accept the evidence of safety for any new dietary ingredients that we may wish to market, and the FDA’s refusal to accept that evidence could prevent the marketing of the new dietary ingredients and dietary supplements containing a new dietary ingredient.

Our dietary supplements must comply with the Dietary Supplement and Nonprescription Drug Consumer Protection Act, which became effective on December 22, 2007.  This Act amends the FFDC Act to mandate the reporting of serious adverse events received by us to the FDA.

The FDA has also announced its intention to promulgate new GMPs specific to dietary supplements, to fully enforce DSHEA and monitor compliance with the Bioterrorism Act of 2002.

Our failure to comply with applicable FDA regulatory requirements could result in, among other things, injunctions, product withdrawals, recalls, product seizures, fines and criminal prosecutions.  We intend to comply with the new GMPs once they are adopted.  The new GMPs, predicted to be finalized shortly, would be more detailed and stringent than the GMPs that currently apply to dietary supplements and may, among other things, require dietary supplements to be prepared, packaged, produced and held in compliance with regulations similar to the GMP regulations for drugs.  There can be no assurance that, if the FDA adopts GMP regulations for dietary supplements, we will be able to comply with the new regulations without incurring a substantial expense.

As a result of our efforts to comply with applicable statutes and regulations in the United States and elsewhere, we have from time to time reformulated, eliminated or relabeled certain of our products and revised certain advertising claims.  We cannot predict the nature of any future laws, regulations, interpretations or applications, nor can we determine what effect additional governmental regulations or administrative orders, when and if promulgated, would have on our business in the future.  They could, however, require the reformulation of certain products to meet new standards, the recall or discontinuance of certain products not capable of reformulation, additional record keeping, expanded documentation of the properties of certain products, expanded or different labeling, and/or scientific substantiation.  Any or all of such requirements could have a material adverse effect on our business, financial condition and results of operations.

Our advertising of dietary supplement products is subject to regulation by the FTC under the FTCA.  Section 5 of the FTCA prohibits unfair methods of competition and unfair or deceptive acts or practices in or affecting commerce.  Section 12 of the FTCA provides that the dissemination or the causing to be disseminated of any false advertisement pertaining to drugs or foods, which would include dietary supplements, is an unfair or deceptive act or practice.  Under the FTC’s Substantiation Doctrine, an advertiser is required to have a “reasonable basis” for all objective product claims before the claims are made.  Failure to adequately substantiate claims may be considered either deceptive or unfair practices.  Pursuant to this FTC requirement, we are required to have adequate substantiation for all material advertising claims made for our products.

On November 18, 1998, the FTC issued “Dietary Supplements: An Advertising Guide for Industry.”  This guide provides marketers of dietary supplements with guidelines on applying FTC law to dietary supplement advertising.  It includes examples of the principles that should be used when interpreting and substantiating dietary supplement advertising.  Although the guide provides additional explanation, it does not substantively change the FTC’s existing policy that all supplement marketers have an obligation to ensure that claims are presented truthfully and to verify the adequacy of the support behind such claims.  Our outside counsel reviews our advertising claims for compliance with FTC requirements.

The FTC has a variety of processes and remedies available to it for enforcement, both administratively and judicially, including compulsory process, cease and desist orders and injunctions.  FTC enforcement can result in orders requiring, among other things, limits on advertising, corrective advertising, consumer redress, divestiture of assets, rescission of contracts and such other relief as may be deemed necessary.  A violation of such orders could have a material adverse effect on our business, financial condition and results of operations.

Advertising and labeling for dietary supplements and conventional foods are also regulated by state, county and other local governmental authorities.  Some states also permit these laws to be enforced by private attorney generals.  These private attorney generals may seek relief for consumers, seek class action certifications, seek class-wide damages, seek class-wide refunds and product recalls of products sold by us.  There can be no assurance that state and local authorities will not commence regulatory action, which could restrict the permissible scope of our product advertising claims, or products that can be sold in the future.

Governmental regulations in foreign countries where we plan to or expand sales may prevent or delay entry into the market or prevent or delay the introduction, or require the reformulation, of certain of our products.  Compliance with such foreign governmental regulations is generally the responsibility of our distributors for those countries.  These distributors are independent contractors over whom we have limited control.

Number of Total Employees and Number of Full Time Employees

We believe that our success will depend greatly on our ability to identify, attract, and retain capable employees. As of March 30, 2011, we had 13 full time employees.  Our employees are not represented by any collective bargaining unit, and we believe our relations with our employees are good.

Employment Agreements

We do not have any employment agreements in place and do not anticipate entering into any employment agreements in the foreseeable future.

Item 1A.  Risk Factors.

Risks Related to Our Business and Industry

OUR INDEPENDENT AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN, WHICH MAY HINDER OUR ABILITY TO CONTINUE AS A GOING CONCERN AND OUR ABILITY TO OBTAIN FUTURE FINANCING.

In their report dated March 31, 2011, our independent auditors stated that our financial statements for the period ended December 31, 2010, were prepared assuming that we would continue as a going concern.  Our ability to continue as a going concern is an issue raised as a result of recurring losses from operations and cash flow deficiencies since our inception.  Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans from various financial institutions or individuals where possible.

WE WILL NEED TO RAISE ADDITIONAL CAPITAL TO CARRY OUT OUR BUSINESS PLAN.

We will need to raise additional capital to fund the growth of our business.  There is no guarantee that we will be able to access additional capital at rates and on terms which are attractive to us, if at all.  Without the additional funding needed to fund our growth we may not be able to grow as planned.

OUR FAILURE TO APPROPRIATELY RESPOND TO COMPETITIVE CHALLENGES, CHANGING CONSUMER PREFERENCES AND DEMAND FOR NEW PRODUCTS COULD SIGNIFICANTLY HARM OUR CUSTOMER RELATIONSHIPS AND PRODUCT SALES.

The nutritional sports supplement industry is characterized by intense competition for product offerings and rapid and frequent changes in consumer demand.  Our failure to accurately predict product trends could negatively impact our products and inventory levels and cause our revenues to decline.

Our success with any particular product offering (whether new or existing) depends upon a number of factors, including our ability to:

•	deliver products in a timely manner in sufficient volumes;

•	accurately anticipate customer needs;

•	differentiate our product offerings from those of our competitors;

•	competitively price our products; and

•	develop and/or acquire new products.

Products often have to be promoted heavily in stores or in the media to obtain visibility and consumer acceptance.  Acquiring distribution for products is difficult and often expensive due to slotting and other promotional charges mandated by retailers.  Products can take substantial periods of time to develop consumer awareness, consumer acceptance and sales volume.  Accordingly, some products fail to gain or maintain sufficient sales volume and as a result have to be discontinued.

OUR INDUSTRY IS HIGHLY COMPETITIVE, AND OUR FAILURE TO COMPETE EFFECTIVELY COULD ADVERSELY AFFECT OUR MARKET SHARE, FINANCIAL CONDITION AND FUTURE GROWTH.

The sports supplement industry is highly competitive with respect to:

•	price;

•	shelf space;

•	brand and product recognition;

•	new product introductions; and

•	raw materials.

Several of our competitors are larger, more established and possess greater financial, personnel, distribution and other resources.  We face competition in the health food channel from a limited number of large nationally known manufacturers, private label brands and many smaller manufacturers of dietary supplements.

WE RELY ON A LIMITED NUMBER OF CUSTOMERS FOR A SUBSTANTIAL PORTION OF OUR SALES, AND THE LOSS OF OR MATERIAL REDUCTION IN PURCHASE VOLUME BY ANY OF THESE CUSTOMERS WOULD ADVERSELY AFFECT OUR SALES AND OPERATING RESULTS.

In 2008, three customers accounted for approximately 74% of net sales.  Our largest customer in 2008 represented 48% of our sales.  In 2009, four customers accounted for approximately 66% of our sales.  The largest customer in 2009 accounted for 20% of our sales.  During the year ended December 31, 2010, two customers accounted for approximately 54% of our sales.  The largest customer during this period was Bodybuilding.com, which accounted for approximately 42% of our sales.  The loss of any of our major customers, a significant reduction in purchases by any major customer, or, any serious financial difficulty of a major customer, could have a material adverse effect on our sales and results of operations.

ADVERSE PUBLICITY OR CONSUMER PERCEPTION OF OUR PRODUCTS AND ANY SIMILAR PRODUCTS DISTRIBUTED BY OTHERS COULD HARM OUR REPUTATION AND ADVERSELY AFFECT OUR SALES AND REVENUES.

We are highly dependent upon positive consumer perceptions of the safety and quality of our products as well as similar products distributed by other sports nutrition supplement companies.  Consumer perception of sports nutrition supplements and our products in particular can be substantially influenced by scientific research or findings, national media attention and other publicity about product use.  Adverse publicity from such sources regarding the safety, quality or efficacy of dietary supplements and our products could harm our reputation and results of operations.  The mere publication of reports asserting that such products may be harmful or questioning their efficacy could have a material adverse effect on our business, financial condition and results of operations, regardless of whether such reports are scientifically supported or whether the claimed harmful effects would be present at the dosages recommended for such products.

IF WE ARE UNABLE TO RETAIN KEY PERSONNEL, OUR ABILITY TO MANAGE OUR BUSINESS EFFECTIVELY AND CONTINUE OUR GROWTH COULD BE NEGATIVELY IMPACTED.

Key management employees include Brad J. Pyatt, Cory Gregory, Leonard Armenta, Larry Meer and certain other individuals.  These key management employees are primarily responsible for our day-to-day operations, and we believe our success depends in large part on our ability to retain them and to continue to attract additional qualified individuals to our management team.  Currently, we do not have executed employment agreements with any of our key management employees.  The loss or limitation of the services of any of our key management employees or the inability to attract additional qualified personnel could have a material adverse effect on our business and results of operations.

OUR OPERATING RESULTS MAY FLUCTUATE, WHICH MAKES OUR RESULTS DIFFICULT TO PREDICT AND COULD CAUSE OUR RESULTS TO FALL SHORT OF EXPECTATIONS.

Our operating results may fluctuate as a result of a number of factors, many outside of our control.  As a result, comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance.  Our quarterly, year-to-date, and annual expenses as a percentage of our revenues may differ significantly from our historical or projected rates.  Our operating results in future quarters may fall below expectations.  Each of the following factors may affect our operating results:

•	our ability to deliver products in a timely manner in sufficient volumes;

•	our ability to recognize product trends;

•	our loss of one or more significant customers;

•	the introduction of successful new products by our competitors; and

•	adverse media reports on the use or efficacy of sports nutrition supplements.

Because our business is changing and evolving, our historical operating results may not be useful to you in predicting our future operating results.

THE EFFECTS OF THE RECENT GLOBAL ECONOMIC CRISIS MAY IMPACT OUR BUSINESS, OPERATING RESULTS, OR FINANCIAL CONDITION.

The recent global economic crisis has caused disruptions and extreme volatility in global financial markets and increased rates of default and bankruptcy, and has impacted levels of consumer spending.  These macroeconomic developments could negatively affect our business, operating results, or financial condition.  For example, if consumer spending continues to decrease, this may result in lower sales.

OUR BUSINESS AND OPERATIONS ARE EXPERIENCING RAPID GROWTH.  IF WE FAIL TO EFFECTIVELY MANAGE OUR GROWTH, OUR BUSINESS AND OPERATING RESULTS COULD BE HARMED.

We have experienced and expect to continue to experience rapid growth in our operations, which has placed, and will continue to place, significant demands on our management, operational and financial infrastructure.  If we do not effectively manage our growth, we may fail to timely deliver products to our customers in sufficient volume or the quality of our products could suffer, which could negatively affect our operating results.  To effectively manage this growth, we will need to hire additional persons, particularly in sales and marketing, and we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures.  These additional employees, systems enhancements and improvements will require significant capital expenditures and management resources.  Failure to implement these improvements could hurt our ability to manage our growth and our financial position.

WE MAY BE EXPOSED TO MATERIAL PRODUCT LIABILITY CLAIMS, WHICH COULD INCREASE OUR COSTS AND ADVERSELY AFFECT OUR REPUTATION AND BUSINESS.

As a marketer and distributor of products designed for human consumption, we are subject to product liability claims if the use of our products is alleged to have resulted in injury.  Our products consist of vitamins, minerals, herbs and other ingredients that are classified as dietary supplements and in most cases are not subject to pre-market regulatory approval in the United States or internationally.  Previously unknown adverse reactions resulting from human consumption of these ingredients could occur.

We have not had any product liability claims filed against us, but in the future we may be, subject to various product liability claims, including among others that our products had inadequate instructions for use, or inadequate warnings concerning possible side effects and interactions with other substances.  The cost of defense can be substantially higher than the cost of settlement even when claims are without merit.  The high cost to defend or settle product liability claims could have a material adverse effect on our business and operating results.

OUR INSURANCE COVERAGE OR THIRD PARTY INDEMNIFICATION RIGHTS MAY NOT BE SUFFICIENT TO COVER OUR LEGAL CLAIMS OR OTHER LOSSES THAT WE MAY INCUR IN THE FUTURE.

We maintain insurance, including property, general and product liability, and workers’ compensation to protect ourselves against potential loss exposures.  In the future, insurance coverage may not be available at adequate levels or on adequate terms to cover potential losses, including on terms that meet our customer’s requirements.  If insurance coverage is inadequate or unavailable, we may face claims that exceed coverage limits or that are not covered, which could increase our costs and adversely affect our operating results.

OUR INTELLECTUAL PROPERTY RIGHTS ARE VALUABLE, AND ANY INABILITY TO PROTECT THEM COULD REDUCE THE VALUE OF OUR PRODUCTS AND BRAND.

We have invested significant resources to protect our brands and intellectual property rights.  However, we may be unable or unwilling to strictly enforce our intellectual property rights, including our trademarks, from infringement.  Our failure to enforce our intellectual property rights could diminish the value of our brands and product offerings and harm our business and future growth prospects.

IN THE FUTURE WE MAY BE SUBJECT TO INTELLECTUAL PROPERTY RIGHTS CLAIMS, WHICH ARE COSTLY TO DEFEND, COULD REQUIRE US TO PAY DAMAGES AND COULD LIMIT OUR ABILITY TO SELL SOME OF OUR PRODUCTS.

Although we have not been subject to any intellectual property litigation or infringement claims, we may be in the future, which could cause us to incur significant expenses to defend such claims, divert management’s attention or prevent us from manufacturing, selling or using some aspect of our products.  If we chose or are forced to settle such claims, we may be required to pay for a license to certain rights, paying royalties on both a retrospective and prospective basis, and/or cease our manufacturing and sale of certain products that are alleged to be infringing.  Future infringement claims against us by third parties may adversely impact our business, financial condition and results of operations.

WE RELY ON HIGHLY SKILLED PERSONNEL AND, IF WE ARE UNABLE TO RETAIN OR MOTIVATE KEY PERSONNEL, HIRE QUALIFIED PERSONNEL, WE MAY NOT BE ABLE TO GROW EFFECTIVELY.

Our performance largely depends on the talents and efforts of highly skilled individuals.  Our future success depends on our continuing ability to identify, hire, develop, motivate and retain highly skilled personnel for all areas of our organization, particularly sales and marketing.  Competition in our industry for qualified employees is intense.  In addition, our compensation arrangements, such as our equity award programs, may not always be successful in attracting new employees and retaining and motivating our existing employees.  Our continued ability to compete effectively depends on our ability to attract new employees and to retain and motivate our existing employees.

WE MAY EXPERIENCE GREATER THAN EXPECTED PRODUCT RETURNS, WHICH MIGHT ADVERSELY AFFECT OUR SALES AND RESULTS OF OPERATIONS.

Product returns are a customary part of our business.  While customers generally do not have an absolute right of return, products may be returned for various reasons, including expiration dates or lack of sufficient sales volume.  In addition, we may experience significantly more returns as a result of a loss of a customer account or the purchase of one customer by another.  If product returns greatly exceeded our estimates, our revenues and results of operations would be adversely affected.

A SHORTAGE IN THE SUPPLY OF KEY RAW MATERIALS COULD INCREASE OUR COSTS OR ADVERSELY AFFECT OUR SALES AND REVENUES.

We obtain all of our raw materials from third-party suppliers with whom we do not have significant long-term supply contracts.  Since all of the ingredients in our products are commonly used, we have not experienced any shortages or delays in obtaining raw materials.  If things changed, shortages could result in materially higher raw material prices or adversely affect our ability to manufacture a product.  Price increases from a supplier would directly affect our profitability if we are not able to pass price increases on to customers.  Our inability to obtain adequate supplies of raw materials in a timely manner or a material increase in the price of our raw materials could have a material adverse effect on our business, financial condition and results of operations.

BECAUSE WE ARE SUBJECT TO NUMEROUS LAWS AND REGULATIONS, AND WE MAY BECOME INVOLVED IN LITIGATION FROM TIME TO TIME, WE COULD INCUR SUBSTANTIAL JUDGMENTS, FINES, LEGAL FEES AND OTHER COSTS.

Our industry is highly regulated.  The manufacture, labeling and advertising for our products are regulated by various federal, state and local agencies as well as those of each foreign country to which we distribute.  These governmental authorities may commence regulatory or legal proceedings, which could restrict the permissible scope of our product claims or the ability to manufacture and sell our products in the future.  The FDA regulates our products to ensure that the products are not adulterated or misbranded.  Failure to comply with FDA requirements may result in, among other things, injunctions, product withdrawals, recalls, product seizures, fines and criminal prosecutions.  Our advertising is subject to regulation by the FTC under the FTCA.  In recent years the FTC has initiated numerous investigations of dietary supplement and weight loss products and companies.  Additionally, some states also permit advertising and labeling laws to be enforced by private attorney generals, who may seek relief for consumers, seek class action certifications, seek class wide damages and product recalls of products sold by us.  Any of these types of adverse actions against us by governmental authorities or private litigants could have a material adverse effect on our business, financial condition and results of operations.

Other Risks Factors

WE MAY, IN THE FUTURE, ISSUE ADDITIONAL COMMON SHARES, WHICH WOULD REDUCE INVESTORS’ PERCENT OF OWNERSHIP AND MAY DILUTE OUR SHARE VALUE.

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

OUR COMMON STOCK IS QUOTED ON THE OTCBB, WHICH MAY HAVE AN UNFAVORABLE IMPACT ON OUR STOCK PRICE AND LIQUIDITY.

Our common stock is quoted on the OTCBB.  The OTCBB is a significantly more limited market than the New York Stock Exchange or NASDAQ system. The quotation of our shares on the OTCBB may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future.

OUR COMMON SHARES ARE SUBJECT TO THE “PENNY STOCK” RULES OF THE SEC AND THE TRADING MARKET IN OUR SECURITIES IS LIMITED, WHICH MAKES TRANSACTIONS IN OUR STOCK CUMBERSOME AND MAY REDUCE THE VALUE OF AN INVESTMENT IN OUR STOCK.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions.

For any transaction involving a penny stock, unless exempt, the rules require:

(a)	that a broker or dealer approve a person’s account for transactions in penny stocks; and

(b)	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must: (a) obtain financial information and investment experience objectives of the person; and (b) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form: (a) sets forth the basis on which the broker or dealer made the suitability determination; and (b) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our Common shares and cause a decline in the market value of our stock.

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

LIABILITY OF DIRECTORS FOR BREACH OF DUTY OF CARE IS LIMITED.

According to Nevada law (NRS 78.138(7)), all Nevada corporations limit the liability of directors and officers, including acts not in good faith. Our stockholders’ ability to recover damages for fiduciary breaches may be reduced by this statute.  In addition, we are obligated to indemnify our directors and officers regarding stockholder suits which they successfully defend (NRS 78.7502).

BECAUSE WE DO NOT INTEND TO PAY ANY CASH DIVIDENDS ON OUR COMMON STOCK, OUR STOCKHOLDERS WILL NOT BE ABLE TO RECEIVE A RETURN ON THEIR SHARES UNLESS THEY SELL THEM.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future.  Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them.  There is no assurance that stockholders will be able to sell shares when desired.

WE WILL INCUR ONGOING COSTS AND EXPENSES FOR SEC REPORTING AND COMPLIANCE, AND WITHOUT REVENUE WE MAY NOT BE ABLE TO REMAIN IN COMPLIANCE WITH THE SEC, MAKING IT DIFFICULT FOR INVESTORS TO SELL THEIR SHARES, IF AT ALL.

To remain eligible for quotation on the OTCBB, issuers must remain current in their filings with the SEC. Market Makers are not permitted to begin quotation of a security whose issuer does not meet this filing requirement.  Securities already quoted on the OTCBB that become delinquent in their required filings will be removed following a 30 or 60 day grace period if they do not make their required filing during that time.  In order for us to remain in compliance we will require future revenues to cover the cost of these filings, which could comprise a substantial portion of our available cash resources.  If we are unable to generate sufficient revenues to remain in compliance it may be difficult for you to resell any shares you may purchase, if at all.

WE MAY ISSUE ADDITIONAL SHARES OF PREFERRED STOCK IN THE FUTURE THAT MAY ADVERSELY IMPACT YOUR RIGHTS AS HOLDERS OF OUR COMMON STOCK.

Our articles of incorporation authorize us to issue up to issue up to 833,333 shares of Series A convertible preferred stock.  To date, the Company has issued 83,333 shares of preferred stock all of which was converted in 2010 into 16,666,600 shares of common stock. Our board of directors will have the authority to fix and determine the relative rights and preferences of preferred shares, as well as the authority to issue additional shares, without further stockholder approval.  As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders preferred rights to our assets upon liquidation, the right to receive dividends before dividends are declared to holders of our common stock, and the right to the redemption of such preferred shares, together with a premium, prior to the redemption of the common stock.  To the extent that we do issue such additional shares of preferred stock, your rights as holders of common stock could be impaired thereby, including, without limitation, dilution of your ownership interests in us.  In addition, shares of preferred stock could be issued with terms calculated to delay or prevent a change in control or make removal of management more difficult, which may not be in your interest as holders of common stock.

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

MusclePharm’s corporate headquarters is located in Denver, Colorado.  This commercial office building is 30,320 sq. ft. with 5,000 sq. ft. being used for offices and the other 25,000 sq. ft. utilized for research and development.  The space includes a full performance training center, medical laboratory, and a 96 seat theatre room.  The term of the lease is 65 months, expiring on December 31, 2015.

Item 3.  Legal Proceedings.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations.  There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 4.  (Removed and Reserved).

PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Our shares of common stock were cleared for trading under the symbol “TTWZ:OB” on the OTCBB on November 24, 2008, and later began trading on the OTCBB under the symbol “MSLP:OB” on April 27, 2010.  Prior to this period, there was minimal trading in our common stock. The high and low prices for our common stock during the calendar quarters ended were:

Quarter ended	High	Low
December 31, 2010	$0.99	$0.045
September 30, 2010	$1.04	$0.35
June 30, 2010	$1.18	$1.04

Quotations on the OTCBB reflect bid and ask quotations, may reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions. In periods prior to June 30, 2010, there was no volume in the Company’s common stock.

(b) Holders

As of March 31, 2011, we estimate that there were approximately 2,500 holders of record of our common stock. This figure does not take into account those shareholders whose certificates are held in the name of broker-dealers, “street name,” or other nominees.

(c) Dividends

We have not declared any dividends in the past, and we do not plan to declare dividends in the future.

(d) Securities Authorized for Issuance under Equity Compensation Plan

As of December 31, 2010, we had an employee stock option plan under which 5,000,000 shares had been reserved for issuance.   The following table shows information with respect to this plan as of the fiscal year ended December 31, 2010.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights(b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,767,500	$0.50	2,232,500
Equity compensation plans not approved by security holders	-	-	-
Total	2,767,500	$0.50	2,232,500

Unregistered Sales of Equity Securities

During 2010, the Company issued 118,649,439 shares of its common stock.

Item 6.  Selected Financial Data.

Not applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This report and other reports filed by our Company from time to time with the United States Securities and Exchange Commission (collectively the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, our management as well as estimates and assumptions made by our management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to us or our management identify forward-looking statements. Such statements reflect our current view with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including those set forth in the Risk Factors on page 9.  Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements.  Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).  These accounting principles require us to make certain estimates, judgments and assumptions.  We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made.  These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented.  Our financial statements would be affected to the extent there are material differences between these estimates and actual results.  In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application.  There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.  The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this report.

Results of Operations

Analysis of the Year Ended December 31, 2010 versus December 31, 2009

Revenues from the sale of products, net were approximately $4.0 million for the year ended December 31, 2010, as compared to revenue from the sale of product of approximately $1.0 million for the year ended December 31, 2009.  Sales activities during the year ended December 31, 2010, increased due to the increase advertising and promotion efforts and the change in manufacturers which provided more consistent shipments to customers.

Cost of sales for the year ended December 31, 2010 were approximately $2.8 million or 70% of revenue as compared to approximately $0.9 million or 91% of revenue for the year ended December 31, 2009.  The cost of goods sold as percent of revenue decreased due to the change in manufacturers as we realize savings offered by quantity discounts.

Operating Expenses for the year ended December 31, 2010 were approximately $19.5 million as compared to approximately $2.0 million for the year ended December 31, 2009.  The $17.5 million increase is primarily due to an increase in adverting and promotion of approximately $5.9 million, an increase in professional fees of approximately $2.9 million, an increase in salaries and benefits of approximately $6.7 million

Operating Loss for the year ended December 31, 2010 was approximately $18.3 million as compared to approximately $1.8 million for the year ended December 31, 2009.

Interest expense for the year ended December 31, 2010 was approximately $0.5 million as compared to approximately $0.1 million for the year ended December 31, 2009. The increase in interest expense primarily relates to amortization of the debt discounts of $0.4 million.

Other expenses for the year ended December 31, 2010 was approximately $.8 million as compared to $0 for the year ended December 31, 2009.  The increase in other expenses is primarily due to derivative loss of $.2 million and to loss on settlement of accounts payable  $0.4 million.

Net Loss for the year ended December 31, 2010 was approximately $19.6 million or loss per share of $0.48 as compared to the net loss of approximately $1.9 million or loss per share of $.0.07 for the year ended December 31, 2009.

Inflation did not have a material impact on the Company’s operations for the period. Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s results of operations.

Liquidity and Capital Resources

Our primary source of operating cash has been through the sale of equity and through the issuance of convertible secured promissory notes and other short term debt as discussed below.

At December 31, 2010, the Company had cash of approximately $43,700 and a working capital deficit of approximately $2.8 million, compared to overdrawn bank accounts of $17,841 and a working capital deficit of approximately $1.2 million at December 31, 2009.  The working capital deficit increase of $1.6 million is primarily attributed to the operating losses incurred for the year ended December 31, 2010.

Cash used in operating activities was approximately $3.8 million for the year ended December 31, 2010, as compared to cash used in operating activities of approximately $1.1 million for the year ended December 31, 2009.  The increase in cash used in operating activities for the year ended December 31, 2010 compared to the year ended December 31, 2009 was primarily the result of the net operating loss net of non-cash expenses.

Cash used in investing activities was $117,303 for the year ended December 31, 2010, as compared to cash used in investing activities of $24,407 for the year ended December 31, 2009.  The increase in cash used in investing activities represents purchases of property and equipment.  We also maintain a website http://www.musclepharm.com), designed for customers and investors.  Future investments in property and equipment, as well as further development of our Internet presence will largely depend on available capital resources.

Cash flows provided by financing activities were approximately $4.0 million for the year ended December 31, 2010, as compared to cash flows provided by financing activities of approximately $1.1 million for the year ended December 31, 2009.

The approximately $2.9 million increase is due to the $1.2 million increase proceeds from issuance of debt, an  increase $358,077 from issuance of debt – related party and the increase of approximately $1.5 million due to issuance of common stock and warrants – net of recapitalization payment.

Cash Flows From Financing Activities: For the Years Ended	December 31 2010	December 31 2009

Cash overdraft	(17,841)	5,839

Due to related party	(27,929)	83,208

Proceeds from issuance of debt	2,140,608	932,500

Proceeds from issuance of debt - related party	358,077	-

Repayments on debt	-	(5,000)

Proceeds from issuance of common stock and warrants - net of recapitalization payment	1,503,569	-

Capital contribution	-	104,008

Net Cash Provided By Financing Activities	3,956,484	1,120,555

Off-Balance Sheet Arrangements

Other than the operating leases, as of December 31, 2010, MusclePharm did not have any off-balance sheet arrangements.

Critical Accounting Policies

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ materially from those estimates.  MusclePharm believes the following accounting policies are critical to the judgments and estimates used in the preparation of its financial statements:

Accounts Receivable. MusclePharm performs ongoing evaluations of its customer’s financial condition and generally does not require collateral.  Management reviews accounts receivable periodically and reduces the carrying amount by a valuation allowance that reflects management’s best estimate of amounts that may not be collectible.  Allowances, if any, for uncollectible accounts receivable are determined based upon information available and historical experience.

Property and Equipment. Property and equipment are stated at cost less accumulated depreciation. Included in property and equipment are website development costs which represent capitalized costs of design, configuration, coding, installation, and testing of the Company’s website.  Depreciation is computed on the straight-line method over the asset’s useful lives which range from three to five years. Maintenance and repairs are charged to expense as incurred; improvements and betterments are capitalized.

Long-Lived Assets.  MusclePharm’s primary long-lived assets are property and equipment. The Company assesses the recoverability of its long-lived assets whenever events and circumstances indicate the carrying value of an asset or asset group may not be recoverable from estimated future cash flows expected to result from its use and eventual disposition.

Fair Value Measurements. The Company follows guidance for fair value measurements which defines fair value, establishes a framework for using fair value to measure financial assets and liabilities on a recurring basis, and expands disclosures about fair value measurements. The Company also applies the guidance to non-financial assets and liabilities measured at fair value on a non-recurring basis, which includes goodwill and intangible assets. The guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions of what market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of the inputs as follows:

•	Level 1 - Valuation is based upon unadjusted quoted market prices for identical assets or liabilities in active markets that the Company has the ability to access.

•
Level 2 -Valuation is based upon quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in inactive markets; or valuations based on models where the significant inputs are observable in the market.

•	Level 3 - Valuation is based on models where significant inputs are not observable. The unobservable inputs reflect the Company’s own assumptions about the inputs that market participants would use.

Financial instruments consist of cash, accounts receivable, prepaid expenses, accounts payable and accrued expenses. The carrying amount of these financial instruments approximates fair value due to their short-term nature or the current rates at which the Company could borrow funds with similar remaining maturities. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial statements.

Derivative Financial Instruments. Fair value accounting requires bifurcation of embedded derivative instruments such as conversion features in convertible debt or equity instruments, and measurement of their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes option-pricing model. In assessing the convertible debt instruments, management determines if the convertible debt host instrument is conventional convertible debt and further if there is a beneficial conversion feature requiring measurement. If the instrument is not considered conventional convertible debt, the Company will continue its evaluation process of these instruments as derivative financial instruments.

Revenue Recognition The Company records revenue when all of the following have occurred; (1) persuasive evidence of an arrangement exists, (2) product has been shipped or delivered, (3) the sales price to the customer is fixed or determinable, and (4) collectability is reasonably assured.

Depending on individual customer agreements, sales are recognized either upon shipment of products to customers or upon delivery.  The Company records sales allowances and discounts as a direct reduction of sales.  Sales for the years ended December 31, 2010 and 2009 are as follows:

	2010	2009
Sales	$4,199,959	$1,385,117
Discounts	152,664	367,201
Sales – net	$4,047,295	$1,017,916

The Company has an informal 7-day right of return for products. However, there were nominal returns in 2010 and 2009.  During 2010 and 2009, the Company had the following concentrations of revenues with customers:

Customer	2010	2009
A	42%	20%
B	12%	-%
C	-%	19%
D	-%	14%
E	-%	13%

Sponsorship and Endorsement Agreements. As a component of its marketing strategy, the Company enters into sponsorship and endorsement agreements with prominent athletes, trainers, and other high profile individuals that provide the Company ongoing sources of exposure to its products.  The agreements sometimes specify certain contingencies that must be met to receive payments; others may require regular or periodic payments with no specified service or events that trigger payments under an agreement, or a combination of both.  Agreements that are contingent upon the successful completion of an event prior to payment are considered unearned until the completion of the triggering event, and as such, no expense or liability is recorded until the successful completion of the triggering event.  Where agreements are based on time and not on specific triggering events, the services are considered to be earned ratably over the period of the agreement, and as such expenses and liabilities are recorded ratably over the term of the agreement.

Stock-Based Compensation. MusclePharm measures and recognizes compensation expense for all share-based awards made to employees and directors, including stock options and stock purchase warrants, based on estimated fair values. The Company must estimate the fair value of share-based awards on the grant date using an option pricing model. MusclePharm values share-based awards using the Black-Scholes option pricing model. The Black-Scholes model is highly complex and dependent on key estimates by management.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board ("FASB") issued updated guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. This update requires new disclosures on significant transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy (including the reasons for these transfers) and the reasons for any transfers in or out of Level 3. This update also requires a reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. In addition to these new disclosure requirements, this update clarifies certain existing disclosure requirements. For example, this update clarifies that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities rather than each major category of assets and liabilities. This update also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. This update will become effective for the Company with the interim and annual reporting period beginning January 1, 2010, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will become effective for the Company with the interim and annual reporting period beginning January 1, 2011. The Company will not be required to provide the amended disclosures for any previous periods presented for comparative purposes. Other than requiring additional disclosures, adoption of this update will not have a material effect on the Company's financial statements.

In July 2010, the FASB issued ASU 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU 2010-20 is to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. The disclosures about activity that occurs during the reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  The Company does not expect the provisions of ASU 2010-20 to have a material effect on its financial position, results of operations or cash flows.

In August 2010, the FASB issued an exposure draft on lease accounting that would require entities to recognize assets and liabilities arising from lease contracts on the balance sheet. The proposed exposure draft states that lessees and lessors should apply a “right-of-use model” in accounting for all leases. Under the proposed model, lessees would recognize an asset for the right to use the leased asset, and a liability for the obligation to make rental payments over the lease term. The lease term is defined as the longest possible term that is “more likely than not” to occur. The accounting by a lessor would reflect its retained exposure to the risks or benefits of the underlying leased asset. A lessor would recognize an asset representing its right to receive lease payments based on the expected term of the lease. Comments on this exposure draft were due by December 15, 2010 and the final standard is expected to be issued in the second quarter of 2011. The Company believes that the proposed standard, as currently drafted, will have neither a material impact on its reported financial position and reported results of operations, nor a material impact on the liquidity of the Company.

In August 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-05, Measuring Liabilities at Fair Value, or ASU 2010-05, which amends ASC 820 to provide clarification of a circumstance in which a quoted price in an active market for an identical liability is not available. A reporting entity is required to measure fair value using one or more of the following methods: 1) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset or b) quoted prices for similar liabilities (or similar liabilities when traded as assets) and/or 2) a valuation technique that is consistent with the principles of ASC 820. ASU 2010-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to adjust to include inputs relating to the existence of transfer restrictions on that liability. The adoption did not have a material impact on our consolidated financial statements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-29, Business Combinations (Topic 805) – Disclosure of Supplementary Pro Forma Information for Business Combinations. This ASU requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. ASU 2010-29 affects any public entity as defined by Topic 805 that enters into business combinations that are material on an individual or aggregate basis. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  Early adoption is permitted. The Company does not expect the provisions of ASU 2010-29 to have an effect on its financial position, results of operations or cash flows.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Our financial statements are contained in pages F-1 through F-28 which appear at the end of this Annual Report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Dismissal of Moore & Associates, Chartered

On August 27, 2009, the Public Company Accounting Oversight Board (“PCAOB”) revoked the registration of Moore and Associates, Chartered (“Moore”), because of violations of PCAOB rules and auditing standards in auditing the financial statements, PCAOB rules and quality controls standards, and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, and non-cooperation with a PCAOB investigation.

On August 24, 2009, the board of directors of the Company dismissed Moore, thereby terminating its relationship as the Company’s independent registered public accounting firm.

The reports of Moore on the audited financial statements of the Company for the fiscal years ended August 31, 2008 and 2007, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles, except a going concern qualification in its audit report dated December 9, 2008, on the Company’s financial statements for the fiscal year ended August 31, 2008.  A going concern qualification was also included in its audit report dated January 11, 2008, on the Company’s financial statements for the fiscal year ended August 31, 2007.

There were no disagreements (as defined in Item 304 of Regulation S-K) with Moore on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Moore, would have caused it to make reference in connection with its opinion to the subject matter of the disagreement.  Further, there were no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).

Engagement of Seale and Beers, CPAs

On August 24, 2009, the Company’s board of directors approved the appointment of and engaged Seale and Beers, CPAs as the Company’s independent registered public accounting firm.

Dismissal of Seale and Beers, CPAs.

On March 1, 2010, the Company’s board of directors dismissed Seale and Beers, CPAs, as its independent registered public accounting firm.

The report of Seale and Beers, CPAs on the audited financial statements of the Company for the fiscal years ended August 31, 2009 and 2008 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles, except a going concern qualification on the Company’s financial statements for the fiscal years ended August 31, 2009 and 2008.

There were no disagreements (as defined in Item 304 of Regulation S-K) with Seale and Beers, CPAs on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Seale and Beers, CPAs, would have caused it to make reference in connection with its opinion to the subject matter of the disagreement.  Further, there were no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).

Engagement of Schumacher & Associates, Inc.

On March 1, 2010, the Company’s board of directors approved the appointment of Schumacher & Associates, Inc. as the Company’s independent registered public accounting firm.

Dismissal of Schumacher & Associates, Inc.

On January 10, 2011, the Company’s board of directors dismissed Schumacher & Associates, Inc. (“Schumacher”), as the Company’s independent registered public accounting firm.

Schumacher’s report on the financial statements for the fiscal years ended December 31, 2009 and 2008 and through January 10, 2011, contained no adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principle, except that the report contained a modification to the effect that there was substantial doubt as to the Company’s ability to continue as a going concern. During the fiscal years ended December 31, 2009 and 2008 and through January 10, 2011, there were no disagreements with Schumacher on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Schumacher, would have caused it to make reference to the subject matter of the disagreements in its reports on the financial statements for such year. During the fiscal years ended December 31, 2009 and 2008 and through January 10, 2011, there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

Engagement of Berman & Co., P.A.

On January 10, 2011, the board of directors of the Company approved the engagement of Berman & Co., P.A., Certified Public Accountants, Boca Raton, Florida (“Berman”), as the Company’s new independent registered public accounting firm.

During the fiscal year ended December 31, 2009, and the subsequent interim period prior to the engagement of Berman, the Company did not consulted Berman regarding (i) the application of accounting principles to any specified transaction, either completed or proposed, (ii) the type of audit opinion that might be rendered on the Company’s financial statements, or (iii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(v)) or a reportable event (as defined in Item 304(a)(1)(v)).

Item 9A.  Controls and Procedures.

Disclosure Controls and Procedures

Our chief executive officer and chief financial officer (collectively, the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act). Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed by the Company is accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure.  Based on their evaluation of our disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K, the Certifying Officers have concluded that due to certain design deficiencies, the Company’s disclosure controls and procedures are not effective.  The Company is currently reviewing those deficiencies and formulating plans for remediation.  Notwithstanding our conclusions, the Certifying Officers do not believe that these deficiencies have resulted in deficient financial reporting because the chief financial officer is aware of his responsibilities under the SEC’s reporting requirements and personally certifies financial reports.

Changes in Internal Control over Financial Reporting

On February 18, 2010 in accordance with a Securities Exchange Agreement (“share exchange”) dated February 1, 2010, the Company completed a reverse acquisition as discussed in more detail elsewhere in this report.  As a result of the reverse acquisition, all previous management and accounting systems of the legal acquirer (Tone in Twenty) were replaced by the management and accounting systems of the accounting acquirer (Muscle Pharm, LLC).  In addition to the Certifying Officers’ conclusion that our disclosure controls and procedures are not effective, management has identified the following material weaknesses in the design of the Company’s internal controls over financial reporting. First, the Company has installed accounting software that does not prevent erroneous or unauthorized changes to previous reporting periods and does not provide an adequate audit trail of entries made in the accounting software. Second, due to insufficient numbers of personnel, certain duties including cash management and accounts receivable have not been appropriately segregated.  These material weaknesses were first identified by our chief financial officer after the share exchange and as a result of us becoming a public reporting company, we are discussing a remediation plan for these control deficiencies and will implement such a plan when resources allow.

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

Item 9B.  Other Information.

Not applicable.

PART III

Item 10.  Directors, Executive Offices and Corporate Governance.

Directors and Executive Officers

The following table and text sets forth the names and ages of all our directors and executive officers and our key management personnel as of March 30, 2011.  All of our directors serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the Board of Directors, and are elected or appointed to serve until the next Board of Directors meeting following the annual meeting of stockholders.  Also provided is a brief description of the business experience of each director and executive officer and the key management personnel during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

MANAGEMENT

Name	Age	Position

Brad J. Pyatt	30	Chief Executive Officer and Director
Cory Gregory	32	President and Director
Lawrence S. Meer	50	Chief Financial Officer
Leonard K. Armenta	34	Executive Vice President

The biographies of each of our executive officers and directors are as follows:

Brad J. Pyatt, age 30, Chief Executive Officer, Director

Mr. Pyatt has served as the Chief Executive Officer and Director of the Company since February 18, 2010, and as President and Chief Executive Officer of Muscle Pharm, LLC, since its inception in April 2008.  His background includes seven years of experience as a professional athlete, and more than five years of experience in the sports nutrition arena.  Mr. Pyatt played in National Football League (NFL) for the Indianapolis Colts during the 2003, 2004, and 2005 NFL seasons as well for the Miami Dolphins during the 2006 NFL season.  Mr Pyatt also played in the Arena Football League (AFL) for the Colorado Crush during the 2007 and 2008 AFL seasons.  Mr. Pyatt attended the University of Kentucky from 1999 to 2002, where he studied kinesiology exercise science, as well the University of Northern Colorado, from 2002 to 2003.

Cory Gregory, age 32, President, Director

Mr. Gregory is currently the President and member of the Company’s board of directors, roles he has served in since May 2010.  Prior to joining the Company, Mr. Gregory served as the President, managing member, and owner of T3 Personal Training LLC (“T3”) from November 2000 until April 2009.  T3 was a personal training service that managed and oversaw over 40 clients using 7 trainers over a ten year period.  During the same period, Mr. Gregory served as President of the Ohio Natural Bodybuilding Federation, a federation founded by Mr. Gregory in 2004 which hosted 14 bodybuilding competitions over a six year period.  In 2004, Mr. Gregory purchased the Old School Gym, located in Pataskala, OH, which he continues to own at present day.

Lawrence S. Meer, age 50, Chief Financial Officer

Mr. Meer has served as Chief Financial Officer of the Company since July 2010.  Prior to becoming the Chief Financial Officer he was the Director of Finance at Muscle Pharm, LLC from October 2009 to July 2010.  His other past experience includes daily cash management and treasury functions, including the establishment of credit and collection procedures to maximize cash flow, reduce corporate debt and enhance shareholder value.  He previously served as President and Chief Financial Officer in Miami, FL, at Color It, Inc., a textile finishing business, from March 2002 to December 2008.  Mr. Meer also previously served as Executive Vice President at Customer Assets in Denver, CO, an India-based call center, from 2000 to 2002.  Prior to joining Customer Assets, he was Chief Financial Officer and Chief Operating Officer at GS Sportswear in Denver, CO, a sportswear promotional company, from 1998 to 2000.  Mr. Meer also served as Chief Financial Officer at Davis Audio-Visual, Inc., a retailer of audio-visual equipment, from 1996 to 1998; and Vice President of Finance at Pacer Cats in Englewood, CO., a ticketing and concession software provider from 1991 to 1996.  Mr. Meer earned a BS in accounting from the University of Colorado at Boulder.

Leonard K. Armenta, Jr., age 34, Executive Vice President

Mr. Armenta has served as the Executive Vice President of the Company since July 2010, and as Chief Operations Officer of Muscle Pharm, LLC since July 2008.  Prior to joining the Company, Mr. Armenta spent the past ten years in the sports nutrition industry, primarily serving as the founder and Chief Executive Officer of Colorado Sports Innovations, a sales and marketing company that provided start-up companies with the foundation for growth, from 2000 to 2008.  Prior to joining Colorado Sports Innovations, from 1996 to 1999, Mr. Armenta was a junior broker at Charles Shwabb, a brokerage house that provides clients with investment services.  Mr. Armenta attended Midland Lutheran College in 1994 where his focus was business.

The Board of Directors currently does not have any committees. Within the next 30 days, we intend to establish audit and compensation committees and such other committees as determined advisable by our Board.

Advisory Board

We have established an Advisory Board currently consisting of nine members, which serves to advise management with respect to product formulations, product ideas, marketing and related matters.  Members of the Advisory Board do not meet on a formal or regular basis.  Our management team consults with one or more members of the Advisory Board as needed, from time to time, by means of meetings or telephone conference calls.

Following is a brief description of the background of our advisory board members:

Dr. Eric Serrano – Chief Medical Advisor.  Dr. Serrano has been practicing medicine in the State of Ohio for over 12 years and is considered one of the leading sports nutrition doctors in the country.  His clients include a wide array of athletes from the NFL, NHL, and MLB, in addition to many elite amateur athletes.  Dr. Serrano was a professor of family practice medicine at Ohio State University, where he was awarded Professor of The Year and Preceptor of The Year.  Dr. Serrano currently lectures across the country to universities, medical groups and health & fitness conferences on the topics of sports nutrition, performance enhancement, and injury prevention. Dr. Serrano’s expertise in blood analysis, sports nutrition, and injury prevention gives athletes the advantage over the competition. He has formulated numerous nutritional supplements for some of the leading nutritional companies on the market and also been a contributing writer for some of the leading health and fitness magazines.  Dr. Serrano has been involved in the final formulations for each of our products.  Dr. Serrano received his B.A. from Kansas State University in Biology, his M.A. from Kansas State University in Exercise Physiology, and his M.D. from the University of Kansas Medical School.

Roscoe M. Moore, Jr. – Chief Scientific Director.  A Former U.S. Assistant Surgeon General, Dr. Roscoe M. Moore, Jr. served with the United States Department of Health and Human Services (HHS) and was for the last twelve years of his career the principal person responsible for global development support within the Office of the Secretary, HHS, with primary emphasis on Continental Africa and other less developed countries of the world (e.g. Indonesia, Malaysia, and Vietnam).  He was the principal liaison person between the HHS and Ministries of Health in Africa with regard to the development of infrastructure and technical support for the delivery of preventive and curative health needs for the continent. Dr. Moore represented the HHS in cooperative international efforts with African nations in addressing continued health and human resource problems.  Dr. Moore received his undergraduate and Doctor of Veterinary Medicine degrees from Tuskegee Institute; his Master of Public Health degree in Epidemiology from the University of Michigan; and his Doctor of Philosophy degree in Epidemiology from the Johns Hopkins University. He was awarded the Doctor of Science degree (Honoris Causa) in recognition of his distinguished public health career by Tuskegee University.  Dr. Moore was a career officer within the Commissioned Corps of the United States Public Health Service (USPHS) entering with the U.S. National Institutes of Health and rising to the rank of Assistant United States Surgeon General (Rear Admiral, USPHS) within the Immediate Office of the Secretary, HHS. He was selected as Chief Veterinary Medical Officer, USPHS, by Surgeon General C. Everett Koop.

Dr. Michael Ray Stevens – Advisor. Dr. Stevens has over twenty years of well diversified experience in the healthcare and pharmaceutical industry. Dr. Stevens spent 17 years at Bristol-Myers Squibb, where he held positions of increasing responsibility in the areas of Market Research (Oncology and HIV), Marketing (Oncology), and Medical Affairs (HIV). In addition served as a member of the Executive Council for the Forum for Collaborative HIV Research — a public-private partnership facilitating discussion on emerging issues in HIV clinical research and working to translate research results into patient care. He has also served on 15 Protocol Committees within the Adult AIDS Clinical Trials Group (ACTG). Michael received his BS Pharmacy and Doctor of Pharmacy degrees from Purdue University.

Dr. Ron Sekura – Director of Therapeutic Research.  Dr. Sekura is the former Chief of the Pharmaceutical and Regulatory Affairs Branch of the Division of AIDS at The National Institute of Allergy and Infectious Diseases (NIAID) of the National Institute of Health (NIH) as well as a former Research Chemist at The National Institute of Child Health and Human Development (NICHD) at the NIH and the Center for Biologics Evaluation and Research (CBER), and FDA. He received his Bachelor of Science and Master of Science in Biochemistry degrees at Pennsylvania State University and his PhD at Cornell University. Dr. Sekura is the author of over sixty scientific publications.

Dr. Jeffrey Stout (CSCS) – Advisor.  Dr. Jeff Stout is currently an Associate Professor and Director of the Metabolic and Body Composition Laboratories in the Department of Health and Exercise Science at the University of Oklahoma. Dr. Stout has published over 100 peer reviewed research studies that focus on sports nutrition, exercise performance, muscle function and body composition. Furthermore, he has co-authored and co-edited 7 books and 5 chapters on sports nutrition. Dr. Stout obtained a B.A. in Exercise Science from Concordia University, a MPE in Exercise Physiology from the University of Nebraska, and a PhD in Exercise Physiology from the University of Nebraska.

Mariel Selbovitz – Director of Global Therapeutics Product Procurement Development. Ms. Selbovitz is a graduate of Cornell University and received her Master’s in Public Health at the Johns Hopkins University Bloomberg School of Health. She worked as the Client Intake Specialist at Positive Health Project and Syringe Exchange Program Coordinator at the Foundation for Research on Sexually Transmitted Diseases and is a partner in BioEquity Partners. Selbovitz is a member of the Cornell AIDS Clinical Trials Group Community Advisory Board and AIDS Treatment Advocacy Coalition. She presented at the 5th European Conference on Clinical and Social Research on AIDS and Drugs, International Conference on Antiviral Research, 5th IAS Conference on HIV Pathogenesis, Treatment and Prevention and XVIII International AIDS Conference.

Louie Simmons – Chief Strength Advisor. Mr. Simmons is a strength consultant for the New England Patriots, Green Bay Packers, Seattle Seahawks, Cleveland Browns, and numerous Football Bowl Subdivision college football teams.  Mr. Simmons is the owner of the West Side Barbell, located in Columbus, Ohio.

Greg Jackson – Director of Fight Development.  Mr. Jackson is an expert in mixed martial arts, representing a combination of basic Judo and wrestling.  He has trained and developed top-ranked fight teams, with several fights appearing on spike TV’s Ultimate Fighter.

Paul Dillet – Chief Bodybuilding Advisor.  Mr. Paul Dillet is one of the most influential bodybuilders and a legend in the bodybuilding world.  He has been instrumental in creating a new era in fitness and bodybuilding for the everyday athlete.

Legal Proceedings

None of the members of the board of directors or other executives has been involved in any bankruptcy proceedings, criminal proceedings, any proceeding involving any possibility of enjoining or suspending members of our board of directors or other executives from engaging in any business, securities or banking activities, and have not been found to have violated, nor been accused of having violated, any Federal or State securities or commodities laws.

Director Independence

On an annual basis, each director and executive officer will be obligated to disclose any transactions with our Company and any of its subsidiaries in which a director or executive officer, or any member of his or her immediate family, have a direct or indirect material interest.  Following completion of these disclosures, our board of directors will make an annual determination as to the independence of each director using the current standards for “independence” that satisfy both the criteria for the Nasdaq and the NYSE Amex Equities.

As of December 31, 2010, the board of directors determined that the Company does not currently have any directors that are considered “independent” under the aforementioned standards.

Committees of the Board of Directors

Concurrent with having sufficient members and resources, the board of directors intends to establish an audit committee and a compensation committee.  The audit committee will review the results and scope of the audit and other services provided by the independent auditors and review and evaluate the system of internal controls.  The compensation committee will review and recommend compensation arrangements for the officers and employees. No final determination has yet been made as to the memberships of these committees or when we will have sufficient members to establish committees.  We believe that we will need a minimum of three (3) independent directors to have effective committee systems.

Item 11.  Executive Compensation.

Summary Compensation Table

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers and directors by us during the period ended December 31, 2010, 2009, and 2008.
							Non-Equity
							Incentive
			Bonus	Stock		Option	Plan	All Other
Name and Principal Position	Year	Salary ($)	($)(1)	Awards ($)		Awards ($)	Compensation ($)	Compensation ($)	Total($)
(a)	(b)	(c)	(d)	(e)		(f)	(g)	(h)	(i)
Brad J. Pyatt	2010	$194,821	$0	$2,650,000	]	$0	$0	$0	$2,844,821
Chief Executive Officer	2009	$133,992	$0	$0		$0	$0	$0	$133,992

Cory Gregory	2010	$78,892	$0	$2,650,000		$0	$0	$0	$2,728,892
President	2009	$17,846	$0	$0		$0	$0	$0	$17,846
Lawrence S. Meer	2010	$75,493	$0	$0		$228,000	$0	$0	$303,493
Chief Financial Officer

Leonard K. Armenta	2010	$83,215	$0	$0		$228,000	$0	$0	$311,215
Chief Operating Officer	2009	$54,799	$0	$0		$0	$0	$0	$54,799

Explanatory Information Relating to 2010 Summary Compensation Table

Please note the following points in connection with the information in the 2010 Summary Compensation Table:

The compensation of the executive officers of the Company is reviewed on an annual basis by the board of directors.  Each year, the Company considers whether to adjust the base salaries of senior management, including the executive officers, in order to reward individual performance, keep pace with cost of living increases and respond to competitive considerations.

DIRECTOR COMPENSATION

2010 SUMMARY COMPENSATION TABLE

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named directors by us during the period ended December 31, 2010, 2009, and 2008.

						Non-Equity
						Incentive
				Stock	Option	Plan	All Other
Name and Principal Position	Year	Salary ($)	Bonus ($)	Awards ($)	Awards ($)	Compensation ($)	Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Brad J. Pyatt	2010	$0	$0	$0	$0	$0	$0	$0
Director	2009	$0	$0	$0	$0	$0	$0	$0
	2008	$0	$0	$0	$0	$0	$0	$0

Cory Gregory	2010	$0	$0	$0	$0	$0	$0	$0
Director	2009	$0	$0	$0	$0	$0	$0	$0
	2008	$0	$0	$0	$0	$0	$0	$0

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information known to MusclePharm with respect to the beneficial ownership of MusclePharm’s common stock as of March 30, 2011, unless otherwise noted, by:

•	each stockholder known to MusclePharm to own beneficially more than 5% of MusclePharm’s common stock;

•	each of MusclePharm’s directors;

•	each of MusclePharm’s executive officers, including each of the named executive officers listed in the “2010 Summary Compensation Table” included in this report; and

•	all of MusclePharm’s current directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or dispositive power with respect to securities.  Common shares relating to options or warrants currently exercisable, or exercisable within 60 days of March 30, 2011, are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person.  Except as indicated by footnote, and subject to the community property laws where applicable, the persons or entities named in the tables have sole voting and dispositive power with respect to all shares shown as beneficially owned by them.

	Amount and	Percentage
	Nature of	of
Name and Address	Beneficial	Beneficial
of Beneficial Owner	Ownership	Ownership

Brad J. Pyatt	17,331,668	13.27%
4721 Ironton St
Denver, CO 80239

Cory Gregory	12,833,014	9.83%
4721 Ironton St
Denver, CO 80239

Lawrence S. Meer	0	0%
4721 Ironton St
Denver, CO 80239

Leonard K. Armenta, Jr.	0	0%
4721 Ironton St
Denver, CO 80239

All executive officers and directors	30,164,682	23.10%
as a group (4 persons)

(1)	Percent of Class based on 130,608,189 common shares.

Changes in Control

We are not aware of any arrangements that may result in “changes in control” as that term is defined by the provisions of Item 403(c) of Regulation S-K.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Any future transactions or loans between us and our officers, directors, principal stockholders or affiliates will be on terms no less favorable to us than could be obtained from an unaffiliated third party, and will be approved by a majority of disinterested directors.

On February 18, 2010, the Company issued a total of 26,000,000 shares of its common stock to the 12 former owners of Muscle Pharm, LLC in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

There have been no other issuances of common stock or preferred stock.

As of March 31, 2011, the Company had 130,608,189 shares of common stock issued and outstanding.

There are no outstanding or issued options or warrants.

Muscle Pharm, LLC was formed as a Colorado limited liability company on April 22, 2008.  The initial owners of Muscle Pharm LLC were Brad J. Pyatt and Cory Gregory.  Mr. Pyatt received a 60% membership interest in exchange for his contribution of formulations for potential products, contacts with GNC Canada and other potential customers, and contacts with professional athletes.  Mr. Gregory received a 40% membership interest in exchange for his contacts with Dr. Serrano, Louie Simmons, potential distributors, professional athletes and potential investors.  Neither Mr. Pyatt nor Mr. Gregory contributed any cash and no value was placed on their respective contributions.

Other than as set forth above, there are no transactions since our inception, or proposed transactions, to which we were or are to be a party, in which any of the following persons had or is to have a direct or indirect material interest:

(a)	Any director or executive officer of the Company;

(b)	Any majority security holder; and

(c)	Any member of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the persons in the above.

Item 14.  Principal Accountant Fees and Services.

Summary of Principal Accountant Fees for Professional Services Rendered

The following table presents the aggregate fees for professional audit services and other services rendered by Berman & Co., P.A., and Schumacher & Associates, Inc., our independent registered public accountants in 2010 and 2009, respectively.

	Fiscal Year Ended	Fiscal Years Ended
	December 31, 2010	December 31, 2009
Audit and
Audit Related Fees	$110,000	$15,800
Tax Fees	$0	$0
All Other Fees	$0	$0

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

Exhibit No.	Description

2.1	Share Exchange Agreement, dated February 1, 2010, by and between Tone in Twenty, Inc. and Muscle Pharm LLC (as filed as Exhibit 2.1 on Form 8-K on February 2, 2010).
4.1	$1,650,000 Convertible Promissory Note (as filed as Exhibit 4.1 on Form 8-K on December 10, 2011).
10.1
Joint Development, Manufacturing, Distribution and Marketing Agreement, dated July 26, 2010, by and between MusclePharm Corporation and TapouT, LLC (filed as Exhibit 10.2 on Form 8-K on September 22, 2010.

10.2	Registration Rights Agreement, dated December 1, 2010, by and between MusclePharm Corporation and JMJ Financial (filed as Exhibit 10.1 on Form 8-K on December 10, 2010).
10.3	Sponsorship Agreement, dated January 18, 2011, by and between MusclePharm Corporation, and The Cincinnati Reds LLC (filed as Exhibit 10.1 on Form 8-K on January 24, 2011).
31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*
31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MUSCLEPHARM CORPORATION

Dated: April 1, 2011	By:	/s/ Brad J. Pyatt
Brad J. Pyatt
Chief Executive Officer Principal Executive Officer

Dated: April 1, 2011	By:	/s/ Lawrence S. Meer
Lawrence S. Meer
Chief Financial Officer Principal Accounting Officer

MusclePharm Corporation
Financial Statements
December 31, 2010 and 2009

CONTENTS

Page(s)

Reports of Independent Registered Public Accounting Firms	F-1 – F-1A

Balance Sheets – As of December 31, 2010 (Consolidated) and 2009	F-2

Statements of Operations –
Years Ended December 31, 2010 (Consolidated) and 2009	F-3

Statement of Stockholders’ Equity (Deficit) –
Years Ended December 31, 2010 (Consolidated) and 2009	F-4

Statements of Cash Flows –
Years Ended December 31, 2010 (Consolidated) and 2009	F-5

Notes to Financial Statements -
Years Ended December 31, 2010 (Consolidated) and 2009	F-6 – F-28

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
MusclePharm Corporation

We have audited the accompanying consolidated balance sheet of MusclePharm Corporation and Subsidiary, as of December 31, 2010 (consolidated), and the related statements of operations, stockholders’ deficit and cash flows for the year then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of MusclePharm Corporation as of December 31, 2009, and for the period from April 22, 2008 (inception) to December 31, 2008, were audited by other auditors; whose report dated March 30, 2010 expressed an unqualified opinion on those financial statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included considerations of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MusclePharm Corporation and Subsidiary as of December 31, 2010 (consolidated), and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had a net loss of $19,569,337 and net cash used in operations of $3,795,477 for the year ended December 31, 2010; and a working capital deficit and stockholders’ deficit of $2,809,339 and $1,744,667, respectively, at December 31, 2010. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regards to these matters is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Berman & Company, P.A.

Boca Raton, Florida
March 31, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Muscle Pharm, LLC
Englewood, Colorado

We have audited the accompanying balance sheets of Muscle Pharm, LLC as of December 31, 2009 and 2008, and the related statements of operations, members’ equity (deficit), and cash flows for the year ended December 31, 2009, and the period from April 22, 2008 (inception) to December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Muscle Pharm, LLC as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the year ended December 31, 2009, and for the period from April 22, 2008 (inception) to December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3, the Company has negative working capital and members’ deficits and has incurred net losses for the year ended December 31, 2009 and from inception (April 22, 2008) through December 31, 2008 of $1,913,473 and $392,629, respectively, which raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to this matter is also discussed in Note 3. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Schumacher & Associates, Inc.
Schumacher & Associates, Inc.
Certified Public Accountants
7931 S. Broadway, #314
Littleton, CO 80122

March 30, 2010

F-1A

MusclePharm Corporation and Subsidiary
Balance Sheets

	December 31, 2010 (Consolidated)	December 31, 2009

Assets

Current Assets
Cash	$43,704	$-
Accounts receivable	426,761	111,476
Prepaid and other	935,845	76,686
Inventory	-	4,245
Deposits	-	32,116
Total Current Assets	1,406,310	224,523

Property and equipment	138,551	39,815

Prepaid and other	1,176,120	2,665

Total Assets	$2,720,981	$267,003

Liabilities and Stockholders' Deficit

Current Liabilities:
Cash overdraft	$-	$17,841
Accounts payable	2,654,989	765,536
Accrued liabilities	500,712	161,410
Deferred revenue	75,733	15,018
Due to factor	71,783	-
Due to related parties	-	27,929
Debt	289,488	459,864
Derivative liabilities	622,944	-
Total Current Liabilities	4,215,649	1,447,598

Long Term Liabilities:
Debt	250,000	-

Total Liabilities	4,465,649	1,447,598

Stockholders' Deficit
Series A, Convertible Preferred Stock, $0.001 par value; 833,000 shares authorized, none issued and outstanding	-	-
Common Stock, $0.001 par value; 195,000,000 shares authorized, 118,649,439 and 26,000,000 issued and outstanding	118,649	26,000
Additional paid-in capital	20,012,122	1,099,508
Accumulated deficit	(21,875,438)	(2,306,101)
Total Stockholders' Deficit	(1,744,667)	(1,180,594)

Total Liabilities and Stockholders' Deficit	$2,720,981	$267,003

See accompanying notes to financial statements

MusclePharm Corporation and Subsidiary
Statements of Operations

	Years Ended December 31,
	2010 (Consolidated)	2009

Sales	$4,047,295	$1,017,916

Cost of sales	2,804,274	922,971

Gross profit	1,243,021	94,945

General and administrative expenses	19,494,857	1,906,027

Loss from Operations	(18,251,836)	(1,811,082)

Other Expenses
Interest expense	(480,589)	(102,390)
Derivative expense	(93,638)	-
Change in fair value of derivative liabilities	(149,306)	-
Other expense	(160,568)	-
Loss on settlement of accounts payable	(433,400)	-
Total Other Expense	(1,317,500)	(102,390)

Net Loss	$(19,569,337)	$(1,913,472)

Net Loss Per Common Share - Basic and Dilutive	$(0.48)	$(0.07)

Weighted average number of common shares outstanding
during the period - Basic and Dilutive	41,141,549	25,914,615

See accompanying notes to financial statements

MusclePharm Corporation and Subsidiary
Statement of Stockholders' Equity (Deficit)
Years Ended December 31, 2010 (Consolidated) and 2009

	Series A, Convertible
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)

Balance - December 31, 2008	-	$-	25,828,950	$25,829	$448,671	$(392,629)	$81,871

Issuance of common stock for cash	-	-	171,050	171	87,329	-	87,500

Capital contribution	-	-	-	-	16,508	-	16,508

Beneficial conversion feature - convertible debt	-	-	-	-	547,000	-	547,000

Net loss for the year ended December 31, 2009	-	-	-	-	-	(1,913,472)	(1,913,472)

Balance - December 31, 2009	-	-	26,000,000	26,000	1,099,508	(2,306,101)	(1,180,593)

Recapitalization and deemed issuance	83,333	83	70,838	71	(25,261)	-	(25,107)

Issuance of common stock:
Conversion of preferred stock to common stock	(83,333)	(83)	16,666,600	16,667	(16,584)	-	-
Conversion of convertible debt to common stock	-	-	7,708,906	7,709	1,025,791	-	1,033,500
Cash and warrants	-	-	4,167,767	4,168	1,524,508	-	1,528,676
Services - third parties	-	-	22,457,214	22,457	4,532,158	-	4,554,615
Services - third parties - future services	-	-	10,545,200	10,545	2,724,003	-	2,734,548
Services - officers	-	-	10,000,000	10,000	5,290,000	-	5,300,000
Services paid with previously issued stock to officers	-	-	-	-	1,039,500	-	1,039,500
Settlement of debt - third parties	-	-	4,165,571	4,166	1,186,898	-	1,191,064
Settlement of debt - related party			7,161,548	7,161	350,916		358,077
Settlement of accounts payable	-	-	9,014,286	9,014	424,386	-	433,400
Debt offering - additional interest expense	-	-	50,000	50	30,450	-	30,500
Extension of debt maturity date	-	-	130,000	130	95,370	-	95,500
Contract settlement in connection with lawsuit	-	-	511,509	511	99,489	-	100,000
Share based payments	-	-	-	-	630,990	-	630,990

Net loss for the year ended December 31, 2010	-	-	-	-	-	(19,569,337)	(19,569,337)

Balance - December 31, 2010	-	$-	118,649,439	$118,649	$20,012,122	$(21,875,438)	$(1,744,667)

See accompanying notes to financial statements

MusclePharm Corporation and Subsidiary
Statements of Cash Flows

	Years Ended December 31,
	2010 (Consolidated)	2009
Cash Flows From Operating Activities:
Net loss	$(19,569,337)	$(1,913,473)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	18,567	7,953
Bad debt	119,468	-
Stock issued for services - third parties	4,554,615	-
Stock issued for services - officers	5,300,000	-
Services paid with previously issued stock to officers	1,039,500	-
Stock issued to extend maturity date of debt	95,500	-
Stock issued as settlement in connection with lawsuit	100,000	-
Stock issued with unsecured debt offering - additional interest expense	30,500
Share based payments	630,990	-
Amortization of prepaid stock based compensation	768,637	-
Amortization of debt discount and debt issue costs	485,689	79,364
Loss on settlement of accounts payable	433,400	-
Derivative expense	93,638	-
Change in fair value of derivative liabilities	149,306	-
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(434,753)	(97,237)
Prepaid and other	(87,989)	(64,318)
Inventory	4,245	49,001
Deposits	32,116	13,700
Other current Assets	21,286	(2,665)
Accounts payable	1,889,454	712,958
Accrued liabilities	397,193	161,410
Deferred revenue	60,715	15,018
Due to factor	71,783	-
Net Cash Used In Operating Activities	(3,795,477)	(1,038,289)

Cash Flows From Investing Activities:
Purchases of property and equipment	(117,303)	(24,407)
Net Used In Investing Activities	(117,303)	(24,407)

Cash Flows From Financing Activities:
Cash overdraft	(17,841)	5,839
Due to related party	(27,929)	25,317
Proceeds from issuance of debt	2,140,608	932,500
Proceeds from issuance of debt - related party	358,077	-
Repayments on debt	-	(5,000)
Proceeds from issuance of common stock and warrants - net of recapitalization payment	1,503,569	-
Capital contribution	-	104,008
Net Cash Provided By Financing Activities	3,956,484	1,062,664

Net increase (decrease) in cash	43,704	(32)

Cash at beginning of year	-	32

Cash at end of year	$43,704	-
		-
Supplemental disclosures of cash flow information:
Cash paid for interest	$15,882	$5,806
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Stock issued for future services - third parties	$2,734,548	$-
Debt discount recorded on convertible debt accounted for as a derivative liability	$380,000	$-
Conversion of convertible debt and accrued interest for common stock	$1,033,500	$-
Stock issued to settle debt - third parties	$1,191,064	$-
Stock issued to settle debt - related party	$358,077	$-
Stock issued to settle accounts payable	$433,400	$-
Conversion of preferred stock to common	$83	-
Original issue discount	$37,500
Beneficial conversion feature - convertible debt	$-	547,000

See accompanying notes to financial statements

MusclePharm Corporation and Subsidiary
Notes to Financial Statements
December 31, 2010 (Consolidated) and 2009

Note 1 Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

MusclePharm Corporation (the “Company”, or “MP”), was organized as a limited liability company in the State of Colorado on April 22, 2008.  On February 18, 2010, the Company executed a reverse recapitalization with Tone in Twenty, Inc. and changed its name to MP (See Note 3).

The Company markets branded sports nutrition products.

Risks and Uncertainties

The Company operates in an industry that is subject to rapid change and intense competition. The Company's operations will be subject to significant risk and uncertainties including financial, operational, technological, regulatory and other risks, including the potential risk of business failure.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future non confirming events. Accordingly, the actual results could differ significantly from estimates.

Principles of Consolidation

All inter-company accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less and money market accounts to be cash equivalents.  At December 31, 2010 and 2009, the Company had no cash equivalents.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.  At December 31, 2010 and 2009, there were no balances that exceeded the federally insured limit.

MusclePharm Corporation and Subsidiary
Notes to Financial Statements
December 31, 2010 (Consolidated) and 2009

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable represents trade obligations from customers that are subject to normal trade collection terms. The Company periodically evaluates the collectability of its accounts receivable and considers the need to establish an allowance for doubtful accounts based upon historical collection experience and specific customer information. Accordingly, the actual amounts could vary from the recorded allowances.

The Company does not charge interest on past due receivables. Receivables are determined to be past due based on the payment terms of the original invoices.

Accounts receivable at December 31, 2010 and 2009 was as follows:

Accounts receivable	$542,863	$112,297
Less: allowance for doubtful accounts	(116,102)	(821)
Accounts receivable – net	$426,761	$111,476

The Company recorded bad debt expense of $119,468 and $0 for the years ending December 31, 2010 and 2009, respectively.

During 2010 and 2009, the Company had the following concentrations of accounts receivable with customers:

Customer	2010	2009
A	40%	32%
B	24%	-%
C	11%	-%
D	-%	30%
E	-%	20%
F	-%	11%

Inventory

During 2009, the Company maintained finished goods inventory of $4,245, which was stated at the lower of cost or market. Costs were determined by the first-in first-out or average cost methods. The Company also had deposits on inventory of $32,116, which was delivered in 2010.

At December 31, 2010, the Company did not manufacture or physically hold any inventory.  Inventory is held and distributed by the Company’s co-manufacturers.

MusclePharm Corporation and Subsidiary
Notes to Financial Statements
December 31, 2010 (Consolidated) and 2009

Property and Equipment

Property and equipment are stated at cost and depreciated to their estimated residual value over their estimated useful lives. When assets are retired or otherwise disposed of, the assets and related accumulated depreciation are relieved from the accounts and the resulting gains or losses are included in operating income in the statements of operations. Repairs and maintenance costs are expensed as incurred. Depreciation is provided using the straight-line method for all property and equipment.

Website Development Costs

Costs incurred in the planning stage of a website are expensed, while costs incurred in the development stage are capitalized and amortized over the estimated useful life of the asset.

Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances, such as service discontinuance or technological obsolescence, indicate that the carrying amount of the long-lived asset may not be recoverable. When such events occur, the Company compares the carrying amount of the asset to the undiscounted expected future cash flows related to the asset. If the comparison indicates that an impairment is present, the amount of the impairment is calculated as the difference between the excess of the carrying amount over the fair value of the asset. If a readily determinable market price does not exist, fair value is estimated using discounted expected cash flows attributable to the asset.

Fair Value of Financial Instruments

The Company measures assets and liabilities at fair value based on an expected exit price as defined by the authoritative guidance on fair value measurements, which represents the amount that would be received on the sale of an asset or paid to transfer a liability, as the case may be, in an orderly transaction between market participants. As such, fair value may be based on assumptions that market participants would use in pricing an asset or liability. The authoritative guidance on fair value measurements establishes a consistent framework for measuring fair value on either a recurring or nonrecurring basis whereby inputs, used in valuation techniques, are assigned a hierarchical level.

MusclePharm Corporation and Subsidiary
Notes to Financial Statements
December 31, 2010 (Consolidated) and 2009

The following are the hierarchical levels of inputs to measure fair value:

•	Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

•
Level 2: Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•
Level 3: Unobservable inputs reflecting the Company’s assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

The following are the major categories of liabilities measured at fair value on a recurring basis as of December 31, 2010 and 2009, using quoted prices in active markets for identical liabilities (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

		2010	2009
Derivative liabilities	Level 2	$622,944	$-

The Company's financial instruments consisted primarily of cash, accounts receivable, prepaids, accounts payable, accrued liabilities, and short term debt. The carrying amounts of the Company's financial instruments generally approximated their fair values as of December 31, 2010 and 2009, respectively, due to the short-term nature of these instruments.

Revenue Recognition

The Company records revenue when all of the following have occurred; (1) persuasive evidence of an arrangement exists, (2) product has been shipped or delivered, (3) the sales price to the customer is fixed or determinable, and (4) collectability is reasonably assured.

Depending on individual customer agreements, sales are recognized either upon shipment of products to customers or upon delivery.  The Company records sales allowances and discounts as a direct reduction of sales.  Sales for the years ended December 31, 2010 and 2009 are as follows:

	2010	2009
Sales	$4,199,959	$1,385,117
Discounts	152,664	367,201
Sales – net	$4,047,295	$1,017,916

The Company has an informal 7-day right of return for products. However, there were nominal returns in 2010 and 2009.

MusclePharm Corporation and Subsidiary
Notes to Financial Statements
December 31, 2010 (Consolidated) and 2009

During 2010 and 2009, the Company had the following concentrations of revenues with customers:

Customer	2010	2009
A	42%	20%
B	12%	-%
C	-%	19%
D	-%	14%
E	-%	13%

Deferred Revenue

As of December 31, 2010 and 2009, the Company had received $75,733 and $15,018 from international customers in advance of shipping products.

Cost of Sales

Cost of sales represents costs directly related to the production and manufacturing of the Company’s products.

Shipping and Handling

Product sold is typically shipped directly to the customer from the manufacturer.  Any freight billed to customers is offset against shipping costs and included in cost of goods sales.

Advertising

The Company expenses advertising costs when incurred.

Advertising for the years ended December 31, 2010 and 2009 are as follows:

2010	2009
$7,084,955	$1,069,308

Income Taxes

In 2009 and through February 18, 2010, the Company was taxed as a pass-through entity (LLC) under the Internal Revenue Code and was not subject to federal and state income taxes; accordingly, no provision had been made. The financial statements reflect the LLC’s transactions without adjustment, if any, required for income tax purposes for the year ended December 31, 2009 and through February 18, 2010. In computing the expected tax benefit, the Company reflected a net loss of $19,169,454 for the period from February 18, 2010 to December 31, 2010

MusclePharm Corporation and Subsidiary
Notes to Financial Statements
December 31, 2010 (Consolidated) and 2009

From February 18, 2010 through December 31, 2010, income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Beginning with the adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (included in FASB ASC Subtopic 740-10, Income Taxes — Overall), as of January 1, 2009, the Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

The Company records interest and penalties related to unrecognized tax benefits in income tax expense. There were none for the years ended December 31, 2010 and 2009.

Beneficial Conversion Feature

For conventional convertible debt where the rate of conversion is below market value, the Company records a "beneficial conversion feature" ("BCF") and related debt discount.

When the Company records a BCF, the relative fair value of the BCF would be recorded as a debt discount against the face amount of the respective debt instrument. The discount would be amortized to interest expense over the life of the debt.

Derivative Liabilities

Fair value accounting requires bifurcation of embedded derivative instruments such as conversion features in convertible debt or equity instruments, and measurement of their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes option-pricing model. In assessing the convertible debt instruments, management determines if the convertible debt host instrument is conventional convertible debt and further if there is a beneficial conversion feature requiring measurement. If the instrument is not considered conventional convertible debt, the Company will continue its evaluation process of these instruments as derivative financial instruments.

Once determined, derivative liabilities are adjusted to reflect fair value at each reporting period end, with any increase or decrease in the fair value being recorded in results of operations as an adjustment to fair value of derivatives. In addition, the fair value of freestanding derivative instruments such as warrants, are also valued using the Black-Scholes option-pricing model.

MusclePharm Corporation and Subsidiary
Notes to Financial Statements
December 31, 2010 (Consolidated) and 2009

Debt Issue Costs and Debt Discount

The Company may pay debt issue costs, and record debt discounts in connection with raising funds through the issuance of convertible debt.  These costs are amortized over the life of the debt to interest expense. If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts is immediately expensed.

Original Issue Discount

For certain convertible debt issued, the Company provides the debt holder with an original issue discount.  The original issue discount is recorded to debt discount, reducing the face amount of the note and is amortized to interest expense over the life of the debt.

Share-based payments

Generally, all forms of share-based payments, including stock option grants, warrants, restricted stock grants and stock appreciation rights are measured at their fair value on the awards’ grant date, based on estimated number of awards that are ultimately expected to vest.  Share-based compensation awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable.

Earnings per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period.  Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period.

Since the Company reflected a net loss in 2010 and 2009, respectively, the effect of considering any common stock equivalents, if exercisable, would have been anti-dilutive. A separate computation of diluted earnings (loss) per share is not presented.

The Company has the following common stock equivalents at December 31, 2010 and 2009:

	2010	2009
Stock options (exercise price - $0.50/share)	2,767,500	-
Warrants (exercise price - $1.50/share)	750,000	-
Convertible debt	11,197,139	571,486
Total common stock equivalents	14,714,639	571,486

In the above table, some of the outstanding convertible debt from 2010 contains ratchet provisions that would cause variability in the exercise price at the balance sheet date.  As a result, common stock equivalents could change at each reporting period.

In connection with the reverse recapitalization, all share and per share amounts have been retroactively restated.

MusclePharm Corporation and Subsidiary
Notes to Financial Statements
December 31, 2010 (Consolidated) and 2009

Reclassification

In connection with the reverse recapitalization, common stock and additional paid in capital have been changed to reflect the transaction to the earliest period presented, as well as other reclassifications to conform 2009 to the 2010 financial statement presentation. There is no impact to operations or cash flows.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board ("FASB") issued updated guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. This update requires new disclosures on significant transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy (including the reasons for these transfers) and the reasons for any transfers in or out of Level 3. This update also requires a reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. In addition to these new disclosure requirements, this update clarifies certain existing disclosure requirements. For example, this update clarifies that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities rather than each major category of assets and liabilities. This update also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. This update will become effective for the Company with the interim and annual reporting period beginning January 1, 2010, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will become effective for the Company with the interim and annual reporting period beginning January 1, 2011. The Company will not be required to provide the amended disclosures for any previous periods presented for comparative purposes. Other than requiring additional disclosures, adoption of this update will not have a material effect on the Company's financial statements.

In July 2010, the FASB issued ASU 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU 2010-20 is to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. The disclosures about activity that occurs during the reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  The Company does not expect the provisions of ASU 2010-20 to have a material effect on its financial position, results of operations or cash flows.

In August 2010, the FASB issued an exposure draft on lease accounting that would require entities to recognize assets and liabilities arising from lease contracts on the balance sheet. The proposed exposure draft states that lessees and lessors should apply a “right-of-use model” in accounting for all leases. Under the proposed model, lessees would recognize an asset for the right to use the leased asset, and a liability for the obligation to make rental payments over the lease term. The lease term is defined as the longest possible term that is “more likely than not” to occur. The accounting by a lessor would reflect its retained exposure to the risks or benefits of the underlying leased asset. A lessor would recognize an asset representing its right to receive lease payments based on the expected term of the lease. Comments on this exposure draft were due by December 15, 2010 and the final standard is expected to be issued in the second quarter of 2011. The Company believes that the proposed standard, as currently drafted, will have neither a material impact on its reported financial position and reported results of operations, nor a material impact on the liquidity of the Company.

MusclePharm Corporation and Subsidiary
Notes to Financial Statements
December 31, 2010 (Consolidated) and 2009

In August 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-05, Measuring Liabilities at Fair Value, or ASU 2010-05, which amends ASC 820 to provide clarification of a circumstance in which a quoted price in an active market for an identical liability is not available. A reporting entity is required to measure fair value using one or more of the following methods: 1) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset or b) quoted prices for similar liabilities (or similar liabilities when traded as assets) and/or 2) a valuation technique that is consistent with the principles of ASC 820. ASU 2010-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to adjust to include inputs relating to the existence of transfer restrictions on that liability. The adoption did not have a material impact on our consolidated financial statements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-29, Business Combinations (Topic 805) – Disclosure of Supplementary Pro Forma Information for Business Combinations. This ASU requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. ASU 2010-29 affects any public entity as defined by Topic 805 that enters into business combinations that are material on an individual or aggregate basis. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  Early adoption is permitted. The Company does not expect the provisions of ASU 2010-29 to have an effect on its financial position, results of operations or cash flows.

Note 2 Going Concern

As reflected in the accompanying financial statements, the Company had a net loss of $19,569,337 and net cash used in operations of $3,795,477 for the year ended December 31, 2010; and a working capital deficit and stockholders’ deficit of $2,809,339 and $1,744,667, respectively, at December 31, 2010. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The ability of the Company to continue its operations is dependent on Management's plans, which include the raising of capital through debt and/or equity markets with some additional funding from other traditional financing sources, including term notes, sale of aged debt to third parties in exchange for free trading stock, until such time that funds provided by operations are sufficient to fund working capital requirements.  The Company may need to incur liabilities with certain related parties to sustain the Company’s existence.

MusclePharm Corporation and Subsidiary
Notes to Financial Statements
December 31, 2010 (Consolidated) and 2009

The Company will require additional funding to finance the growth of its current and expected future operations as well as to achieve its strategic objectives.  The Company believes its current available cash along with anticipated revenues may be insufficient to meet its cash needs for the near future.  There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all.

In response to these problems, management has taken the following actions:

•	seeking additional third party debt and/or equity financing,
•	continue with the implementation of the business plan,
•	increase product prices as well as reducing discounts and free samples,
•	obtain manufacturing agreements which provide for lower production costs,
•	generate new sales from international customers; and
•	allocate sufficient resources to continue with advertising and marketing efforts

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 Reverse Recapitalization

On February 18, 2010, the Company merged with Tone in Twenty, Inc. (“TIT”), a then public shell corporation, and MP became the surviving corporation, in a transaction treated as a reverse recapitalization. TIT did not have any operations and majority-voting control was transferred to MP.

In the recapitalization, MP acquired 26,000,000 shares of common stock from TIT in exchange for all member units in MP.  Prior to the transaction, the Company paid approximately $25,000 to a former executive of TIT to acquire 366,662 of the 437,500 shares issued and outstanding, these shares were then immediately cancelled and retired.  The remaining 70,838 shares were held by the selling stockholders as a deemed issuance in the recapitalization. After the transaction, there were 26,070,838 shares issued and outstanding.  The transaction resulted in MP acquiring 99.7% control.

The transaction also requires a recapitalization of MP. Since MP acquired a controlling voting interest, it was deemed the accounting acquirer, while TIT was deemed the legal acquirer. The historical financial statements of the Company are those of MP and of the consolidated entities from the date of recapitalization and subsequent.

Since the transaction is considered a reverse recapitalization, the presentation of pro-forma financial information was not required.

MusclePharm Corporation and Subsidiary
Notes to Financial Statements
December 31, 2010 (Consolidated) and 2009

Note 4 Property and Equipment

Property and equipment consisted of the following at December 31, 2010 and 2009:

	2010	2009	Estimated Useful Life
Leasehold improvements	$67,760	$-	*
Furniture and fixtures	55,305	5,762	3 years
Displays	32,057	32,057	5 years
Website	11,462	11,462	3 years
	166,584	49,281
Less: Accumulated depreciation and amortization	(28,033)	(9,466)
	$138,551	$39,815
* The shorter of 5 years or the life of the lease.

Note 5 Debt

At December 31, 2010 and 2009, debt consists of the following:

	2010	2009

Convertible debt	$605,000	$897,500
Less: debt discount	(331,261)	(467,636)
Convertible debt - net	273,739	429,864

Secured debt	187,500	-

Unsecured debt	78,249	30,000

Total debt	539,488	459,864

Less: current portion	(289,488)	(459,864)

Long term debt	$250,000	$-

Debt in default of $427,500 is included as a component of short-term debt. In 2011, $347,500 of this total was settled with the issuance of stock.

MusclePharm Corporation and Subsidiary
Notes to Financial Statements
December 31, 2010 (Consolidated) and 2009

(A)	Convertible Debt – Secured – Derivative Liabilities

During 2010, the Company issued convertible notes, totaling $380,000, with the following provisions:

●	Interest rate 8%,
●	Default interest rate of 22% on notes aggregating $130,000,
●	Notes are due in May, June and September 2011 (short term - $130,000), and October and December 2013 (long term - $250,000),
●
Conversion rates equal to 60% or 70% of the market price on date of conversion by applying a specified formula that utilizes the average of quoted closing prices preceding the conversion date by 10 or 30 days, and then takes either lowest price in the period or the average of the three lowest; and

●	Secured by all assets of the Company

The investor is entitled at its option to convert all or part of the principal and accrued interest into shares of the Company’s common stock at a conversion price as discussed above.  The Company classified the embedded conversion feature as a derivative liability due to management’s assessment that the Company may not have sufficient authorized number of shares of common stock required to net-share settle. See Note 6 regarding accounting for derivative liabilities.

In the first quarter of 2011, the Company issued 1,585,944 shares of common stock, having a fair value of $91,235 ($0.05 - $0.06/share) to settle convertible notes payable, originating in 2010, having a face value of $50,000.  As a result, the Company recorded a loss on debt conversion of $41,235.

During 2010, the Company amortized $48,739 to interest expense.

(B)	Conventional Convertible Debt - Secured

During 2010, the Company issued conventional convertible notes, totaling $466,000, with the following provisions:

● Interest rate 8%,
● All notes were due by December 31, 2010,
● Conversion of principal and accrued interest at rates ranging from 150% - 300%; and
● Secured by all assets of the Company
● All conversion rates associated with these instruments were at or above market. There is no BCF.

In the first quarter of 2011, the Company issued 5,257,614 shares of common stock, having a fair value of $384,407 ($0.06 - $0.10/share) to settle convertible notes payable, originating prior to December 31, 2010, having a face value of $145,000.  As a result, the Company recorded a loss on debt conversion of $239,407.

MusclePharm Corporation and Subsidiary
Notes to Financial Statements
December 31, 2010 (Consolidated) and 2009

In 2010, the Company accrued $22,770 for interest for all convertible debt.

In 2009, the Company issued $897,500 in convertible notes under the same terms as discussed above.  The Company recorded a BCF of $547,000, amortized $79,364 and reflected a balance of $429,864, which was amortized in full during 2010. The Company repaid $5,000 in 2009.

Accrued interest on the 2009 debt was $14,721.

(C)	Secured Debt

During February 2010, the Company issued original issue discount notes having a face value of $187,500 for gross proceeds of $150,000. The issuance costs of $37,500 was recorded to interest expense and charged to additional paid in capital. These notes were non-interest bearing, secured by the Company’s accounts receivable and due in May 2010.  At December 31, 2010, these notes were in default.

These debt holders were also entitled to one share of common stock for every three dollars of principal invested.  The Company issued 50,000 shares of common stock, as additional interest expense, having a fair value of $30,500 ($0.61/share), based upon the quoted closing trading price.

In the first quarter of 2011, $187,500 was converted into 7,500,000 shares of common stock, having a fair value of $450,000 ($0.06/share), based upon the quoted closing trading price. The Company recorded a loss on debt settlement of $262,500. As of March 31, 2011, the balance of secured debt is $0.

(D)	Unsecured Debt

During 2010, the Company executed loans, for $1,144,608, with the following provisions:

●	Interest rate at 0%, 8%, or 10%,
●	Notes are due on demand, or; March 2010, December 2010 and September 2011

At December 31, 2010, $15,000 was in default. However, in 2011, the Company issued 478,897 shares of common stock, having a fair value of $47,889 ($0.10/share), based upon the quoted closing trading price. The Company recorded a loss on debt settlement of $29,389. As of March 31, 2011, the balance of unsecured debt is $15,000.

In 2010, the Company accrued $2,400 for interest.

In 2009, the Company executed loans for $30,000.  The loans bore interest at 10% and was unsecured. At December 31, 2010, this debt was in default.

MusclePharm Corporation and Subsidiary
Notes to Financial Statements
December 31, 2010 (Consolidated) and 2009

(E)	Debt Issue Costs

During the year ended 2010 and 2009, the Company paid debt issue costs totaling $42,000 and $0, respectively.

The following is a summary of the Company’s debt issue costs:

Debt issue costs paid – 2010	$42,000
Amortization of debt issue costs – 2010	(7,596)
Debt issue costs – net – 2010	$34,404

During 2010, the Company amortized $7,596.

(F)	Debt Discount

During the year ended 2010 and 2009, the Company recorded debt discounts totaling $380,000 and $547,000, respectively.

The debt discount recorded in 2010 pertains to convertible debt that contains embedded conversion options that are required to bifurcated and reported at fair value (See Note 9).

In 2009, all debt discounts were associated with conventional convertible debt that contains a BCF.

Note 6 Derivative Liabilities

The Company identified conversion features embedded within convertible debt ($380,000) issued in 2010 (see Note 5(B)). The Company has determined that the features associated with the embedded conversion option should be accounted for at fair value as a derivative liability.

As a result of the application of ASC No. 815, the fair value of the conversion feature is summarized as follow:

Derivative liability balance at December 31, 2009	$-
Fair value at the commitment date for convertible notes issued	473,638
Fair value mark to market adjustment	149,306
Derivative liability balance at December 31, 2010	$622,944

The Company recorded the derivative liability to debt discount to the extent of the gross proceeds raised, and expensed immediately the remaining value of the derivative as it exceeded the gross proceeds of the note.  The Company recorded a derivative expense for $93,638 for 2010.

MusclePharm Corporation and Subsidiary
Notes to Financial Statements
December 31, 2010 (Consolidated) and 2009

The fair value at the commitment and remeasurement dates were based upon the following management assumptions:

	Commitment Date	Remeasurement Date
Expected dividends	0%	0%
Expected volatility	150%	150%
Expected term: conversion feature	0.75 – 3 years	0.37 – 2.92 years
Risk free interest rate	0.18% - 2.76%	0.19%

Note 7 Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due.  Deferred taxes relate to differences between the basis of assets and liabilities for financial and income tax reporting will be either taxable or deductible when the assets or liabilities are recovered or settled.  The difference between the basis of assets and liabilities for financial and income tax reporting are not material, therefore, the provision for income taxes from operations consist of income taxes currently payable.

At December 31, 2010, the Company has a net operating loss carry-forward of approximately $5,400,000 available to offset future taxable income expiring through 2030. Utilization of future net operating losses may be limited due to potential ownership changes under Section 382 of the Internal Revenue Code.

The valuation allowance at December 31, 2009 was $0. The net change in valuation allowance during the year ended December 31, 2010 was an increase of approximately $2,500,000. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2010.

The effects of temporary differences that gave rise to significant portions of deferred tax assets at December 31, 2010 and 2009 are as follows:
	December 31, 2010	December 31, 2009

Net operating loss carry forward	$1,986,000		$-
Amortization of debt discount and debt issue costs	465,000		-
Bad debt	44,000		-
Valuation allowance	(2,495,000)		-
Net deferred tax asset	$-	$

MusclePharm Corporation and Subsidiary
Notes to Financial Statements
December 31, 2010 (Consolidated) and 2009

There was no income tax expense for the year ended December 31, 2010 due to the Company’s net losses.

The Company’s tax expense differs from the “expected” tax expense for the years ended December 31, 2010, (computed by applying the Federal Corporate tax rate of 34% to loss before taxes and 4.6% for State Corporate taxes (Colorado), the blended rate used was 37.01%), as follows:

	December 31, 2010	December 31, 2009
Current federal tax benefit	$(6,216,000)	$-
Current state tax benefit	(888,000)	-
Derivative expense	35,000	-
Change in fair value of derivative liability	55,000	-
Loss on settlement of accounts payable	161,000	-
Non-deductible stock compensation	4,354,000	-
Non-deductible meals and entertainment	4,000	-

Change in valuation allowance	2,495,000	-
Income tax benefit	$-	$-

Note 8 Contingencies

(A)	Operating Lease

In August 2010, the Company leased office space under a non-cancelable operating lease, expiring in December 2015.

Future minimum annual rental payments are as follows:

Year Ended December 31,

2011	$81,193
2012	87,560
2013	93,448
2014	99,576
2015	105,704

Total minimum lease payments	$467,481

Rent expense for the years ended December 31, 2010 and 2009 was $138,357 and $22,260, respectively.

(B)	Factoring Agreement

In April 2010, the Company entered into a factoring agreement (the "agreement") and sold its accounts receivable.  During 2010, the Company entered into legal proceedings with the factor, as a result of the Company’s customers not remitting funds directly to the factor.

MusclePharm Corporation and Subsidiary
Notes to Financial Statements
December 31, 2010 (Consolidated) and 2009

A settlement, of $96,783, was reached. During 2010, the Company repaid $25,000, leaving a remaining balance of $71,783 due to factor.  In January 2011, the Company paid $10,000.

At December 31, 2010, the Company no longer factors its accounts receivable.

On February 28, 2011, the remaining $65,930, inclusive of fees and interest, was settled with the issuance of 2,187,666 shares of common stock, having a fair value of $131,206 ($0.06/share), based upon the quoted closing trading price. The Company recorded a loss on debt settlement of $65,330.

(C) Litigations, Claims and Assessments

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm its business.

The Company is currently aware of the following legal proceedings or claims that they believe will have, individually or in the aggregate, a material adverse affect on its business, financial condition or operating results:

On December 22, 2010, the Company became involved in a business dispute with a manufacturer, seller and distributor of their product line (the “manufacturer”) regarding their respective obligations. The parties settled their dispute in private mediation.  As a result of the settlement, the Company agreed to pay $425,000.  The Company issued 511,509 shares of common stock having a fair value of $100,000 (See Note 9(B)).  Although stayed by court order, case will not be officially dismissed until May 21, 2011, after the Company satisfies the settlement with the manufacturer.

Note 9 Stockholders’ Deficit

(A)	Series A, Convertible Preferred Stock

These shares were non-voting, and had no rights to dividends or liquidation value. However, this class of stock is convertible into 200 shares of common stock for each share held.

During 2010, the holders of the preferred stock converted all shares into 16,666,600 shares at par value.

MusclePharm Corporation and Subsidiary
Notes to Financial Statements
December 31, 2010 (Consolidated) and 2009

(B)	Common Stock

In 2010, the Company issued the following common stock:

Transaction Type	Quantity	Valuation	Range of Value per Share
Reverse recapitalization	26,070,838	$-	-
Conversion of preferred stock	16,666,600	$16,667	$0.001
Conversion of convertible debt	7,708,906	$1,033,500	$0.05–0.67
Settlement of accounts payable (1)	9,014,286	$433,400	$0.05–0.42
Settlement of notes payable (2)	4,165,571	$1,191,064	$0.05–0.55
Settlement of notes payable - officer	7,161,548	$358,077	$0.05
Cash and warrants – net of payment in recapitalization of ($25,107)	4,167,767	$1,503,569	$0.27-0.50
Services – rendered	22,457,214	$4,554,615	$0.05–1.16
Services – rendered – officers (bonus)	10,000,000	$5,300,000	$0.53
Services – prepaid stock compensation (5)	10,545,200	$2,734,548	$0.06–1.16
Contract settlement (3)	511,509	$100,000	$0.20
Extension of debt maturity date (4)	130,000	$95,500	$0.61–1.15
Secured debt offering	50,000	$30,500	$0.61
Total	118,649,439	$17,376,547	$0.001–1.16

The fair value of all stock issuances above is based upon the quoted closing trading price on the date of issuance, except for stock issued for cash and warrants, which was based upon the cash received. Stock issued in the conversion of preferred stock was recorded at par value.

The following is a more detailed description of some of the Company’s stock issuances from the table above:

(1)	Settlement of Accounts Payable and Loss on Settlement

Of the total shares issued to settle accounts payable, the Company issued 8,928,571 shares of common stock having a fair value of $400,000 ($0.045/share), based upon the quoted closing trading price.  The Company settled $375,000 in accounts payable, paid a fee of $25,000, and recorded a loss on settlement of $112,500.

The Company also paid cash to settle accounts payable of $84,715 and recorded a gain on settlement, as a result, the Company has recorded a total net loss on settlement of accounts payable of $27,785.

(2)	Settlement of Notes payable

In connection with the stock issued to settle notes payable, the Company issued 1,965,571 shares of common stock having a fair value of $1,081,064 ($0.55/share), based upon the quoted closing trading price.  The Company settled $678,325 in notes payable and recorded a loss on settlement of $402,739.

MusclePharm Corporation and Subsidiary
Notes to Financial Statements
December 31, 2010 (Consolidated) and 2009

(3)	Contract Settlement

In connection with litigation (See Note 8), the Company issued stock that has been accounted for as a settlement expense and a component of other expense.

(4)	Extension of Debt Maturity

The Company issued stock to extend the maturity date of certain notes and recorded additional interest expense.

(5) Prepaid Stock Compensation

During 2010, the Company issued 10,545,200 shares of commons stock for future services, having a fair value of $2,734,548, based upon the quoted closing trading price.  The agreements commenced during the periods March – December 2010 and terminate during the periods     March 2011 - November 2012.

The following represents the allocation of prepaid stock compensation at December 31, 2010:

Prepaid expense that will be amortized in 2011	$893,240
Prepaid expense that will be amortized in 2012	1,088,131
$1,981,371

Prepaid stock compensation is include as a component of prepaid and other current and long term assets.

During the year ended December 31, 2010, the Company amortized $768,637 to general and administrative expenses, of the total, $572,238 was for advertising, $137,322 was for professional fees and $59,077 was for research and development.

(C) Stock Options

On February 1, 2010, the Company's board of directors and shareholders approved the 2010 Stock Incentive Plan ("2010 Plan"). The 2010 Plan allows the Company to grant incentive stock options, non-qualified stock options, restricted stock awards, restricted stock units and stock appreciation rights to key employees and directors of the Company or its subsidiaries, consultants, advisors and service providers. Any stock option granted in the form of an incentive stock option will be intended to comply with the requirements of Section 422 of the Internal Revenue Code of 1986, as amended. Only stock options granted to employees qualify for incentive stock option treatment. No incentive stock option shall be granted after February 1, 2020, which is 10 years from the date the 2010 Plan was initially adopted. A stock option may be exercised in whole or in installments, which may be cumulative. Shares of common stock purchased upon the exercise of a stock option must be paid for in full at the time of the exercise in cash or such other consideration determined by the compensation committee. Payment may include tendering shares of common stock or surrendering of a stock award, or a combination of methods.

MusclePharm Corporation and Subsidiary
Notes to Financial Statements
December 31, 2010 (Consolidated) and 2009

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

On April 2, 2010, the Company's board of directors authorized the issuance of 2,767,500 stock options, having a fair value of $630,990, which was expensed immediately since all stock options vested immediately.  These options expire on April 2, 2015.

The Company applied fair value accounting for all share based payment awards. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes assumptions used in the year ended December 31, 2010 is as follows:

Exercise price	$0.50
Expected dividends	0%
Expected volatility	74.8%
Risk fee interest rate	1.4%
Expected life of option	2.5 years
Expected forfeitures	0%

MusclePharm Corporation and Subsidiary
Notes to Financial Statements
December 31, 2010 (Consolidated) and 2009

The following is a summary of the Company’s stock option activity:
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance – December 31, 2009	-
Granted	2,767,500	$0.50
Exercised	(-)	$0.50
Forfeited	(-)	$-
Balance – December 31, 2010 – outstanding	2,767,500	$0.50	1.75 years	$-
Balance – December 31, 2010 – exercisable	2,767,500	$0.50	1.75 years	$-

Grant date fair value of options granted – 2010		$630,990
Weighted average grant date fair value – 2010		$0.50

Outstanding options held by related parties – 2010	2,000,000
Exercisable options held by related parties – 2010	2,000,000
Fair value of stock options granted to related parties - 2010	$456,000

(D) Stock Warrants

During 2010, the Company issued cash with warrants (See Note 12(B)) above.  The Company issued 750,000 five-year warrants, with an exercise price of $1.50/share.

The following is a summary of the Company’s stock warrant activity:

	Number of Warrants	Weighted Average Exercise Price
Balance as December 31, 2009	-	$-
Granted	750,000	$1.50
Exercised	-	$-
Forfeited	-	$-
Balance as December 31, 2010	750,000	$1.50

MusclePharm Corporation and Subsidiary
Notes to Financial Statements
December 31, 2010 (Consolidated) and 2009

(E) 2009 Equity Transactions

During 2009, a member forgave $16,508 of prior cash advances.

During 2009, the Company issued member units for $87,500.

All transactions in 2009 were charged to members’ equity, and have been presented in the financial statements as a component of additional paid in capital totaling $104,008.

Note 10 Due to Related Parties

In 2009, the Company's officers used personal credit cards for business related expenses of $27,929.  The amounts were repaid in 2010.  The Company no longer uses officer credit cards.

Note 11 Subsequent Events

During the period January 1, 2011 – March 31, 2011, the Company had the following debt transactions:

(A) Convertible Debt – Secured – Derivative Liabilities

The Company issued convertible notes totaling $1,103,592.  These notes had the following provisions:

●	Interest rate 8%,
●	Notes are due between 9 days and 1 year from issuance,
●	Conversion rates equal to a variable percentage by applying a specified formula that utilizes the average of quoted closing prices; and
●	Unsecured

The investor is entitled at its option to convert all or part of the principal and accrued interest into shares of the Company’s common stock at a conversion price as discussed above.  The Company classified the embedded conversion feature as a derivative liability due to management’s assessment that the Company may not have sufficient authorized number of shares of common stock required to net-share settle. The Company will compute the fair value of these instruments using a black-scholes option pricing model.

4,528,885 shares of common stock were issued in connection with the conversion of approximately $179,000.  The Company recorded a loss on debt conversion of approximately $179,000.

The Company paid debt issue costs of approximately $43,000.

The Company also issued 3,000,000, 3.5 year warrants with an exercise price of $0.025/share, expiring August 28, 2014

(B) Stock Issued to Settle Accounts Payable

In the first quarter of 2011, the Company issued 19,177,850 shares of common stock, having a fair value of $1,782,147 ($0.06 - $0.12/share), based upon the quoted closing trading price, to settle accounts payable with a face value of $673,561.  As a result, the Company recorded a loss on settlement of accounts payable of $1,108,586.

MusclePharm Corporation and Subsidiary
Notes to Financial Statements
December 31, 2010 (Consolidated) and 2009

(C) Stock Issued for Services

In the first quarter of 2011, the Company issued 200,000 shares of common stock for services rendered, having a fair value of $14,000 ($0.07/share), based upon the quoted closing trading price.

(D) Prepaid Stock Compensation

In the first quarter of 2011, the Company issued 2,500,000 shares of common stock for future services, having a fair value of $150,000, based upon the quoted closing trading price.  The agreement commenced February 2011 and terminates August 2011.