Form 10-Q
period 2011-03-31
MusclePharm Corp
filed 2011-05-23
CIK 1415684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: March 31, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___________ to____________

Commission File Number: 000-53166

MUSCLEPHARM CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	77-0664193
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4721 Ironton Street, Building A
Denver, CO 90839
(Address of principal executive offices and zip code)

(303) 396-6100
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes  ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

As of May 22, 2011, there were 148,320,775 shares outstanding of the registrant’s common stock.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

MusclePharm Corporation and Subsidiary
Consolidated Balance Sheets

	March 31, 2011	December 31, 2010
	(unaudited)

Assets

Current Assets
Cash	$333,373	$43,704
Accounts receivable	2,020,985	426,761
Prepaid stock compensation	737,821	893,240
Inventory	31,011	-
Other current assets	12,507	42,605
Total Current Assets	3,135,697	1,406,310

Property and equipment	382,029	138,551

Prepaid stock compensation	938,347	1,088,131
Other assets	104,533	87,989

Total Assets	$4,560,606	$2,720,981

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts payable and accrued liabilites	$3,613,919	$3,155,701
Common stock payable	522,000	-
Debt	381,071	289,488
Derivative liabilities	2,149,429	622,944
Deferred revenue	-	75,733
Due to factor	-	71,783
Total Current Liabilities	6,666,419	4,215,649

Long Term Liabilities:
Debt	25,027	250,000

Total Liabilities	6,691,446	4,465,649

Stockholders' Deficit
Series A, Convertible Preferred Stock, $0.001 par value; 10,000,000 shares
authorized, none issued and outstanding	-	-
Common Stock, $0.001 par value; 500,000,000 shares authorized,
167,610,888 and 118,649,439 issued and outstanding	167,611	118,649
Additional paid-in capital	24,588,910	20,012,122
Accumulated deficit	(26,887,360)	(21,875,438)
Total Stockholders' Deficit	(2,130,839)	(1,744,667)

Total Liabilities and Stockholders' Deficit	$4,560,606	$2,720,981

See accompanying notes to consolidated financial statements.

MusclePharm Corporation and Subsidiary
Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,
	2011	2010

Sales	$3,517,774	$1,258,588

Cost of sales	2,324,208	873,632

Gross profit	1,193,566	384,956

General and administrative expenses	2,280,791	2,636,612

Loss from operations	(1,087,225)	(2,251,656)

Other expenses
Interest expense	(518,922)	(358,060)
Derivative expense	(1,359,369)	-
Change in fair value of derivative liabilities	(131,717)	-
Loss on settlement of accounts payable	(1,914,689)	-
Total other expense	(3,924,696)	(358,060)

Net loss	$(5,011,922)	$(2,609,716)

Net loss per common share - basic and dilutive	$(0.03)	$(0.10)

Weighted average number of common shares outstanding
during the period - basic and dilutive	146,560,444	26,113,000

See accompanying notes to consolidated financial statements.

MusclePharm Corporation and Subsidiary
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2011	2010
Cash Flows From Operating Activities:
Net loss	$(5,011,922)	$(2,609,716)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	10,345	3,067
Bad debt (recovery)	(13,801)	1,889
Stock issued for services - third parties	70,431	1,039,500
Amortization of prepaid stock based compensation	533,203	-
Amortization of debt discount and debt issue costs	485,237	334,133
Derivative expense	1,359,369	-
Change in fair value of derivative liabilities	131,717	-
Loss on settlement of accounts payable	1,914,689	-
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(1,580,423)	(325,306)
Prepaid and other	30,098	12,720
Inventory	(31,011)	(53,811)
Deposits	-	32,115
Other current Assets	-	(2,268)
Accounts payable and accrued liabilities	1,314,846	780,551
Deferred revenue	(75,733)	181,498
Due to factor	(5,853)	-
Net Cash Used In Operating Activities	(868,808)	(605,628)

Cash Flows From Investing Activities:
Purchases of property and equipment	(253,823)	(650)
Net Used In Investing Activities	(253,823)	(650)

Cash Flows From Financing Activities:
Repayment of debt - related party	-	(14,615)
Proceeds from issuance of debt	1,482,000	620,893
Debt issue costs	(69,700)	-
Net Cash Provided By Financing Activities	1,412,300	606,278

Net increase in cash	289,669	-

Cash at beginning of period	43,704	-

Cash at end of period	$333,373	$-

Supplemental disclosures of cash flow information:
Cash paid for interest	$54,215	$754
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Stock issued for future services - third parties	$228,000	$-
Debt discount recorded on convertible debt accounted for as a derivative liability	$224,531	$-
Recogntion of stock purchase warranrs as discount to debt	$863,440	$99,603
Stock issued to settle debt - third parties	$903,850	$-
Conversion of notes to common stock	$437,500	$6
Conversion of notes to common stock payable	$522,000	$-
Reclassification of derivative liability to additional paid in capital	$189,132	$-
Beneficial conversion feature - convertible debt	$-	$366,000

See accompanying notes to consolidated financial statements.

MusclePharm Corporation and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2011
(unaudited)

Note 1 Nature of Operations and Basis of Presentation

Nature of Operations

MusclePharm Corporation (the “Company”, or “MP”), was organized as a limited liability company in the State of Colorado on April 22, 2008.  On February 18, 2010, the Company executed a reverse recapitalization with Tone in Twenty, Inc. and changed its name to MusclePharm Corporation.

The Company markets branded sports nutrition products.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information.

The financial information as of December 31, 2010 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the years ended December 31, 2010 and 2009.  The unaudited interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the years ended December 31, 2010 and 2009.

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the three months ended March 31, 2011 are not necessarily indicative of results for the full fiscal year.

Note 2 Summary of Significant Accounting Policies

Principles of consolidation

All significant intercompany accounts and transactions have been eliminated in consolidation.

MusclePharm Corporation and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2011
(unaudited)

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions impact, among others, the following: the fair value of share-based payments, fair value of derivative liabilities, estimates of the probability and potential magnitude of contingent liabilities and the valuation allowance for deferred tax assets due to continuing operating losses.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from our estimates.

Risks and uncertainties

The Company operates in an industry that is subject to rapid change and intense competition. The Company's operations will be subject to significant risk and uncertainties including financial, operational, technological, regulatory and other risks, including the potential risk of business failure.

Cash and cash equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less and money market accounts to be cash equivalents.  There were no cash equivalents at March 31, 2011 and at December 31, 2010.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.

As of March 31, 2011 and December 31, 2010, the Company had cash in bank accounts which exceeded the federally insured limits by $96,741 and $0, respectively.

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

MusclePharm Corporation and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2011
(unaudited)

Accounts receivable at March 31, 2011 and December 31, 2010:

Accounts receivable	$2,123,286	$542,863
Less: allowance for doubtful accounts	(102,301)	(116,102)
Accounts receivable – net	$2,020,985	$426,761

The Company recorded bad debt expense of $0 and $1,889 for the three months ended March 31, 2011 and 2010, respectively. The Company recorded a bad debt recovery of $13,801 during the three months ended March 31, 2011.

At March 31, 2011 and December 31, 2010, the Company had the following concentrations of accounts receivable with customers:

Customer	2011	2010
A	34%	40%
B	14%	24%
C	11%	-%
D	10%	11%

Inventory

At March 31, 2011 and December 31, 2010, the Company maintained finished goods inventory for apparel of $31,011 and $0, respectively, which was stated at the lower of cost or market. Costs were determined by the first-in first-out method.

At March 31, 2011 and December 31, 2010, the Company did not manufacture or physically hold any supplement inventory.  Inventory is held and distributed by the Company’s co-manufacturers.

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

MusclePharm Corporation and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2011
(unaudited)

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

The following are the major categories of liabilities measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010, using quoted prices in active markets for identical liabilities (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

MusclePharm Corporation and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2011
(unaudited)

		March 31, 2011	December 31, 2010
Derivative liabilities	Level 2	$2,149,429	$622,944

The Company's financial instruments consisted primarily of cash, accounts receivable, prepaid and other, accounts payable and accrued liabilities, and short term debt. The carrying amounts of the Company's financial instruments generally approximated their fair values as of March 31, 2011 and December 31, 2010, respectively, due to the short-term nature of these instruments.

Revenue Recognition

The Company records revenue when all of the following have occurred; (1) persuasive evidence of an arrangement exists, (2) product has been shipped or delivered, (3) the sales price to the customer is fixed or determinable, and (4) collectability is reasonably assured.

Depending on individual customer agreements, sales are recognized either upon shipment of products to customers or upon delivery.  The Company records sales allowances and discounts as a direct reduction of sales.  Sales for the three months ended March 31, 2011 and 2010 are as follows:

	2011	2010
Sales	$3,671,215	$1,370,902
Discounts	153,441	112,314
Sales – net	$3,517,774	$1,258,588

The Company has an informal 7-day right of return for products. However, there were nominal returns for the three months ended March 31, 2011 and 2010.

At March 31, 2011 and 2010, the Company had the following concentrations of revenues with customers:

Customer	2011	2010
A	41%	12%
B	9%	15%
C	4%	18%
D	4%	38%

MusclePharm Corporation and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2011
(unaudited)

Cost of Sales

Cost of sales represents costs directly related to the production and manufacturing of the Company’s products.

Shipping and Handling

Product sold is typically shipped directly to the customer from the manufacturer.  Any freight billed to customers is offset against shipping costs and included in cost of goods sold.

Advertising

The Company expenses advertising costs when incurred.

Advertising for the years ended March 31, 2011 and 2010 are as follows:

2011	2010
$1,143,358	$1,237,972

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

Once determined, derivative liabilities are adjusted to reflect fair value at each reporting period end, with any increase or decrease in the fair value being recorded in results of operations as an adjustment to fair value of derivatives. In addition, the fair value of freestanding derivative instruments such as warrants, are also valued using the Black-Scholes option-pricing model.  At March 31, 2011 and December 31, 2010, the Company had derivative liabilities in the amounts of $2,149,429 and $622,944, respectively.

MusclePharm Corporation and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2011
(unaudited)

Debt Issue Costs and Debt Discount

The Company may pay debt issue costs, and record debt discounts in connection with raising funds through the issuance of convertible debt.  These costs are amortized over the life of the debt to interest expense. If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts is immediately expensed.

Original Issue Discount

For certain convertible debt issued, the Company provides the debt holder with an original issue discount.  The original issue discount is recorded to debt discount and additional paid in capital at an amount not to exceed gross proceeds raised, reducing the face amount of the note and is being amortized to interest expense over the life of the debt.

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

Since the Company reflected a net loss for the three months ended March 31, 2011 and 2010, respectively, the effect of considering any common stock equivalents, if exercisable, would have been anti-dilutive. A separate computation of diluted earnings (loss) per share is not presented.

The Company has the following common stock equivalents at March 31, 2011 and 2010:

MusclePharm Corporation and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2011
(unaudited)

	2011	2010
Stock options (exercise price - $0.50/share)	2,767,500	-
Warrants (exercise price - $0.025 - $1.50/share)	16,310,000	-
Convertible debt	46,504,410	2,202,000
Total common stock equivalents	65,581,910	2,202,000

In the above table, some of the outstanding convertible debt from 2011 and 2010 contains discount to market provisions that would cause variability in the exercise price at the balance sheet date.  As a result, common stock equivalents could change at each reporting period.

Reclassification

Certain items in the 2010 unaudited financial statement presentation have been reclassified to confirm to the 2011 presentation.  Such reclassifications have no effect on previously reported net loss or the balance sheet and statement of cash flows.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board ("FASB") issued updated guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. This update requires new disclosures on significant transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy (including the reasons for these transfers) and the reasons for any transfers in or out of Level 3. This update also requires a reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. In addition to these new disclosure requirements, this update clarifies certain existing disclosure requirements. For example, this update clarifies that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities rather than each major category of assets and liabilities. This update also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. This update will become effective for the Company with the interim and annual reporting period beginning January 1, 2010, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will become effective for the Company with the interim and annual reporting period beginning January 1, 2011. The Company will not be required to provide the amended disclosures for any previous periods presented for comparative purposes. Other than requiring additional disclosures, adoption of this update will not have a material effect on the Company's unaudited interim consolidated financial statements.

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

MusclePharm Corporation and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2011
(unaudited)

In August 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-05, Measuring Liabilities at Fair Value, or ASU 2010-05, which amends ASC 820 to provide clarification of a circumstance in which a quoted price in an active market for an identical liability is not available. A reporting entity is required to measure fair value using one or more of the following methods: 1) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset or b) quoted prices for similar liabilities (or similar liabilities when traded as assets) and/or 2) a valuation technique that is consistent with the principles of ASC 820. ASU 2010-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to adjust to include inputs relating to the existence of transfer restrictions on that liability. The adoption did not have a material impact on our unaudited interim consolidated financial statements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-29,  Business Combinations (Topic 805) – Disclosure of Supplementary Pro Forma Information for Business Combinations . This ASU requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. ASU 2010-29 affects any public entity as defined by Topic 805 that enters into business combinations that are material on an individual or aggregate basis. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  Early adoption is permitted. The Company does not expect the provisions of ASU 2010-29 to have an effect on its financial position, results of operations or cash flows.

Note 3 Going Concern and Liquidity

As reflected in the accompanying unaudited interim consolidated financial statements, the Company had a net loss of $5,011,922 and net cash used in operations of $868,808 for the three months ended March 31, 2011; and a working capital deficit and stockholders’ deficit of $3,530,722 and $2,130,839, respectively, at March 31, 2011. These factors raise substantial doubt about the Company's ability to continue as a going concern.

MusclePharm Corporation and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2011
(unaudited)

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

The accompanying unaudited interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 Property and Equipment

Property and equipment consisted of the following at March 31, 2011 and December 31, 2010:

MusclePharm Corporation and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2011
(unaudited)

	March 31, 2011	December 31, 2010	Estimated Useful Life
Leasehold improvements	$133,371	$67,760	*
Furniture and fixtures	243,517	55,305	3 years
Displays	32,057	32,057	5 years
Website	11,462	11,462	3 years
	420,407	166,584
Less: Accumulated depreciation and amortization	(38,378)	(28,033)
	$382,029	$138,551
* The shorter of 5 years or the life of the lease.

The Company purchased approximately $107,000 in equipment that was not placed into service as of March 31, 2011.

Depreciation expense was $10,345 and $3,067 for the three months ended March 31, 2011 and 2010, respectively.

Note 5 Debt

At March 31, 2011 and December 31, 2010, debt consists of the following:

	March 31, 2011	December 31, 2010

Convertible debt –secured – derivative liabilities	$1,250,000	$380,000
Conventional convertible debt – secured	80,000	225,000
Less: debt discount	(987,151)	(331,261)
Convertible debt – net	342,849	273,739

Secured debt	-	187,500

Unsecured debt	63,249	78,249

Total debt	406,098	539,488

Less: current portion	(381,071)	(289,488)

Long term debt	$25,027	$250,000

(A)	Convertible Debt – Secured – Derivative Liabilities

During the three months ended March 31, 2011, the Company issued $1,482,000 in convertible debt – secured – derivative liabilities. The Company issued these debt instruments with 5 different sets of conversion terms.  The Material terms of the Company’s convertible debt – secured – derivative liabilities are as follows:

MusclePharm Corporation and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2011
(unaudited)

		Amount of Principal Raised
Interest Rate	8% - 12%
Default interest rate	15% - 22%
Maturity	January 30, 2011 to March 29, 2014
Conversion terms 1	Average 10 day trade pricing divided by 200% of outstanding principal balance	$677,000
Conversion terms 2	Lesser of: Average of the lowest 2 closing prices of the 5 days preceding conversion date or $0.025/share	$525,000
Conversion terms 3	60% of the average of the lowest 3 closing prices in the 10 days preceding conversion date	$130,000
Conversion terms 4	$0.03	$100,000
Conversion terms 5	65% of the average of the lowest 3 closing prices in the 30 days preceding conversion	$50,000
		$1,482,000

During the three months ended March 31, 2011, the Company converted $90,000 into 3,208,080 shares of the Company’s common stock at rates ranging from $0.024 to $0.036/per share (Note 7(A)).

During the three months ended March 31, 2011, $522,000 in convertible debt was reclassified to common stock payable.  The company did not have sufficient authorized shares to settle these conversions.

The following is a summary of the Company’s secured debt:
Convertible debt – secured – derivative liabilities – December 31, 2010	$380,000
Issuance of convertible debt – secured – derivative liabilities	1,482,000
Conversions of convertible debt to common stock	(90,000)
Conversions of convertible debt to common stock payable	(522,000)
Convertible debt - secured – derivative liabilities – March 31, 2011	$1,250,000

(B)	Conventional Convertible Debt - Secured

Terms of the Company’s conventional convertible debt are as follows:

MusclePharm Corporation and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2011
(unaudited)

● Interest rate 8%,
● All notes were due by December 31, 2010,
● Conversion of principal and accrued interest at rates ranging from 150% - 300%; and
● Secured by all assets of the Company
● All conversion rates associated with these instruments were at or above market. There is no BCF.

During the three months ended March 31, 2011, the Company issued 5,255,050 shares of common stock, having a fair value of $371,970 ($0.060 - $0.101/share) to settle convertible notes payable and accrued interest, originating prior to December 31, 2010, having a face value of $145,000 and accrued interest of $9,597 (Note 7(A)).  As a result, the Company recorded a loss on debt conversion of $217,373.

The following is a summary of the Company’s secured debt:
Conventional convertible debt - secured – December 31, 2010	$225,000
Settlement of debt through issuance of common stock	(145,000)
Conventional convertible debt - secured – March 31, 2011	$80,000

(C)	Secured Debt

During the three months ended March 31 2011, $187,500 was converted into 7,500,000 shares of common stock, having a fair value of $437,500 ($0.058/share - $0.059/share), based upon the quoted closing trading price (Note 7(A)). The Company recorded a loss on debt settlement of $250,000.
The following is a summary of the Company’s secured debt:
Secured debt – December 31, 2010	$187,500
Settlement of debt through issuance of common stock	(187,500)
Secured debt – March 31, 2011	$-

(D)	Unsecured Debt

MusclePharm Corporation and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2011
(unaudited)

During the three months ended March 31 2011, the Company issued 387,196 shares of common stock, having a fair value of $39,107 ($0.101/share), based upon the quoted closing trading price (Note 7(A)). The Company recorded a loss on debt settlement of $24,107.
The following is a summary of the Company’s unsecured debt:
Unsecured debt – December 31, 2010	$78,249
Settlement of debt through issuance of common stock	(15,000)
Unsecured debt – March 31, 2011	$63,249

(E)	Debt Issue Costs

During the three months ended March 31, 2011 and 2010, the Company paid debt issue costs totaling $69,700 and $0, respectively.

The following is a summary of the Company’s debt issue costs:

Debt issue costs – net – December 31, 2010	$34,404
Issue costs paid during three months ended March 31, 2011	69,700
Amortization of debt issue costs – March 31, 2011	(53,156)
Debt issue costs – net – March 31, 2011	$50,948

(F)	Debt Discount

During the three months ended March 31, 2011, the Company issued convertible debt with embedded derivatives and warrants. The Company recorded the derivatives and warrants at fair value and are amortizing the debt discount over the life of the debt.  Debt discount is as follows:

Debt discount balance at December 31, 2010	$331,261
Discount recorded for convertible notes issued during three months ended March 31, 2011	1,087,971
Accretion of debt discount to interest expense during the three months ended March 31, 2011	(432,081)
Debt discount balance at March 31, 2011	$987,151

MusclePharm Corporation and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2011
(unaudited)

Note 6 Derivative Liabilities

The Company identified conversion features embedded within convertible debt issued in 2011 and 2010 for $1,482,000 and $380,000, respectively (see Note 5(A)). The Company has determined that the features associated with the embedded conversion option should be accounted for at fair value as a derivative liability.

As a result of the application of ASC No. 815, the fair value of the conversion feature is summarized as follow:

Derivative liability balance at December 31, 2010	$622,944
Fair value at the commitment date for convertible notes issued during three months ended March 31, 2011	1,583,900
Reclassification of derivative liability to additional paid in capital	(189,132)
Fair value mark to market adjustment	131,717
Derivative liability balance at March 31, 2011	$2,149,429

The Company recorded the derivative liability to debt discount to the extent of the gross proceeds raised, and expensed immediately the remaining value of the derivative as it exceeded the gross proceeds of the note.  The Company recorded a derivative expense for $1,359,369 during the three months ended March 31, 2011.

The fair value at the commitment and remeasurement dates were based upon the following management assumptions:

	Commitment Date	Remeasurement Date
Expected dividends	0%	0%
Expected volatility	150-180%	180%
Expected term: conversion feature	0.50 – 3 years	0.06 – 3 years
Risk free interest rate	0.11% - 2.76%	0.11 – 1.16%

Note 7 Stockholders’ Deficit

(A)	Common Stock

During the three months ended March 31, 2011, the Company issued the following common stock:

MusclePharm Corporation and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2011
(unaudited)

Transaction Type	Quantity	Valuation	Loss on Settlement of Debt	Range of Value per Share
Settlement of accounts payable and accrued expenses (1)	25,740,865	$2,209,284	$1,362,254	$0.03–0.101
Conversion of secured debt (Note 5 (C))	7,500,000	$437,500	$250,000	$0.058 – 0.059
Conversion of conventional convertible debt secured and accrued interest (Note 5(B))	5,255,050	$371,970	$217,373	$0.060 – 0.101
Conversion of convertible debt secured with derivative liability (Note 5(A))	3,208,080	$90,000	$-	$0.024 – 0.036
Conversion of unsecured debt (Note 5(D))	387,196	$39,107	$24,107	$0.101
Contract settlement (Note 8(A))	2,187,666	$126,885	$60,955	$0.058
Services – rendered (3)	1,182,592	$70,431	$-	$0.052–0.069
Services – prepaid stock compensation (2)	3,500,000	$228,000	$-	$0.06–0.08

Total	48,961,449	$3,573,177	$1,914,689	$0.024–0.101

The fair value of all stock issuances above is based upon the quoted closing trading price on the date of issuance, except for stock issued for cash and warrants, which was based upon the cash received. Stock issued in the conversion of preferred stock was recorded at par value.

The following is a more detailed description of some of the Company’s stock issuances from the table above:

(1)	Settlement of Accounts Payable and Accrued Expense and Loss on Settlement

Of the total shares issued to settle accounts payable and accrued expenses, the Company issued 25,740,865 shares of common stock having a fair value of $2,209,284 ($0.03 - $0.10/share), based upon the quoted closing trading price.  The Company settled $828,322 in accounts payable and accrued expenses and recorded a loss on settlement of $1,380,962.

The Company also paid cash to settle accounts payable of $84,715 and recorded a gain on settlement of $18,708, as a result, the Company has recorded a total net loss on settlement of accounts payable of $1,362,254.

MusclePharm Corporation and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2011
(unaudited)

(2)	Prepaid Stock Compensation

During three months ended March 31, 2011, the Company issued 3,500,000 shares of common stock for future services, having a fair value of $228,000 ($0.06 - $0.08/share), based upon the quoted closing trading price.  The agreements commenced during the periods February – March 2011 and terminate during the periods  August 2011 - February 2012.

The following represents the allocation of prepaid stock compensation:

	Short-Term	Long-Term	Total
Prepaid stock compensation - – December 31, 2010	$893,240	$1,088,131	$1,981,371
Prepaid issuances of stock for services	150,000	78,000	228,000
Reclassification from long-term to short-term	227,784	(227,784)	-
Amortization of prepaid stock compensation	(533,203)	-	(533,203)
Prepaid stock compensation – March 31, 2011	$737,821	$938,347	$1,676,168

During the three months ended March 31, 2011, the Company amortized $533,203 to general and administrative expenses, of the total, $264,640 was for advertising, $147,724 was for professional fees and $120,839 was for research and development.

(3)	Stock Issued for Services

During three months ended March 31, 2011, the Company issued 1,182,592 ($0.052 - $0.069/share) shares of commons stock for services, having a fair value of $70,431 based upon the quoted closing trading price.

(B) Stock Options

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

MusclePharm Corporation and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2011
(unaudited)

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

The Company applied fair value accounting for all share based payment awards. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes assumptions used in the year ended December 31, 2010 is as follows:

Exercise price	$0.50
Expected dividends	0%
Expected volatility	74.8%
Risk fee interest rate	1.4%
Expected life of option	2.5 years
Expected forfeitures	0%

The following is a summary of the Company’s stock option activity:
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance – December 31, 2010 – outstanding	2,767,500	$ 0.50		$ -
Balance – December 31, 2010 – exercisable	2,767,500	$ 0.50		$ -
Granted	-	$ -
Exercised	-	$ -
Forfeited	-	$ -
Balance – March 31, 2011 – outstanding	2,767,500	$ 0.50	1.50 years	$ -
Balance - March 31, 2011 – exercisable	2,767,500	$ 0.50	1.50 years	$ -

Grant date fair value of options granted – 2011		$ -
Weighted average grant date fair value – 2011		$ -

Outstanding options held by related parties – 2011	2,000,000
Exercisable options held by related parties – 2011	2,000,000
Fair value of stock options granted to related parties - 2011	$ -

MusclePharm Corporation and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2011
(unaudited)

(C) Stock Warrants

During the three months ended March 31, 2011, the Company issued 15,560,000 stock warrants attached to certain convertible debt (Note 5A)  The Company recorded the fair value of the discount to additional paid in capital.  The Company is amortizing the discount over the life of the convertible debt.

The Company applied fair value accounting for stock warrant issuance. The fair value of each stock warrant granted is estimated on the date of issuance using the Black-Scholes option-pricing model. The Black-Scholes assumptions used at issuance are as follows:

Exercise price	$0.025 - $0.065
Expected dividends	0%
Expected volatility	180%
Risk fee interest rate	1.16%
Expected life of warrants	2.5 to 3.51 years
Expected forfeitures	0%

The following is a summary of the Company’s stock warrant activity:

	Warrants	Weighted Average Exercise Price

Outstanding – December 31, 2010	750,000	$1.50
Exercisable – December 31, 2010	750,000	$1.50
Granted	15,560,000	$0.03
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – March 31, 2011	16,310,000	$0.10
Exercisable – March 31, 2011	16,310,000	$0.10

MusclePharm Corporation and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2011
(unaudited)

Warrants Outstanding				Warrants Exercisable
Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.025- $1.50	16,310,000	3.23 years	$0.10	16,310,000	$0.10

At March 31, 2011 and December 31, 2010, the total intrinsic value of warrants outstanding and exercisable was $545,560 and $0, respectively.

Note 8 Commitments and Contingencies

(A)	Factoring Agreement

In April 2010, the Company entered into a factoring agreement (the "agreement") and sold its accounts receivable.  During 2010, the Company entered into legal proceedings with the factor, as a result of the Company’s customers not remitting funds directly to the factor.

A settlement, of $96,783, was reached on November 10, 2010. During 2010, the Company repaid $25,000, leaving a remaining balance of $71,783 due to factor.  In January 2011, the Company paid $10,000.

At March 31, 2011, the Company no longer factors its accounts receivable.

On February 28, 2011, the remaining $65,930, inclusive of fees and interest, was settled with the issuance of 2,187,666 shares of common stock, having a fair value of $126,885 ($0.058/share), based upon the quoted closing trading price (Note 7(A)). The Company recorded a loss on this debt settlement of $60,955.

(B)	Litigations, Claims and Assessments

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm its business.

MusclePharm Corporation and Subsidiary
Notes to Consolidated Financial Statements
March 31, 2011
(unaudited)

The Company is currently aware of the following legal proceeding that they believe will have, individually or in the aggregate, a material adverse affect on its business, financial condition or operating results:

On December 22, 2010, the Company became involved in a business dispute with a manufacturer, seller and distributor of their product line (the “manufacturer”) regarding their respective obligations. The parties settled their dispute in private mediation.  As a result of the settlement, the Company agreed to pay a maximum of $425,000.  The Company issued 511,509 shares in 2010 of common stock having a fair value of $100,000 (See Note 9(B)).  Although stayed by court order, case will not be officially dismissed until May 21, 2011, after the Company satisfies the settlement with the manufacturer.  The Company has been granted a 30 day extension to June 21, 2011.

Note 9 Subsequent Event

On April 18, 2011, the board of directors approved authorized an increase in authorized shares of the Company’s common stock from 150,000,000 to 500,000,000 and authorized the 10,000,000 shares of blank-check preferred stock

Conversion of Debt and Common Stock Payable and Accrued Interest

During the period April 1, 2011 to May 23, 2011, noteholders converted common stock payable and notes as follows:

	Quantity
Common stock payable	9,717,821	$329,000	$0.025 - $0.043
Convertible debt	5,279,476	$157915	$0.027 - $0.030
Total	14,997,297	$486,915

Issuance of Convertible Debt

The Company issued convertible notes totaling $649,900.  These notes had the following provisions:

●	Interest rate 8% - 12%,
●	Notes are due between 20 days and 3 years from issuance,

●	Conversion rates equal to a variable percentage by applying a specified formula that utilizes the average of quoted closing prices; and
●	Unsecured

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This report and other reports filed by our Company from time to time with the U.S. Securities and Exchange Commission contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, our management as well as estimates and assumptions made by our management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof.  When used in the filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to us or our management identify forward-looking statements. Such statements reflect our current view with respect to future events and are subject to risks, uncertainties, assumptions, and other factors.  Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements.  Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).  These accounting principles require us to make certain estimates, judgments and assumptions.  We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made.  These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented.  Our financial statements would be affected to the extent there are material differences between these estimates and actual results.  In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application.  There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.  The following discussion should be read in conjunction with our unaudited consolidated financial statements and notes thereto appearing elsewhere in this report.

Plan of Operation

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

Business Strategy

Our primary focus at the current time is on the following:

1.	Increase our distribution and sales;

2.	Continue aggressive marketing campaign to further build upon our brand and market awareness and recognition;

3.	Conduct additional testing of the safety and efficacy of our products; and

4.	Hire additional key employees to continue to strengthen the Company.

Results of Operations

For the Quarter Ended March 31, 2011 Compared to March 31, 2010

Summary of Statements of Operations for the Three Months Ended March 31, 2011 and 2010 (unaudited):

	Three months ended
	March 31, 2011	March 31, 2010
Sales	$3,517,774	$1,258,588
Gross profit	$1,193,566	$384,956
General and administrative expenses	$(2,280,791)	$2,636,612
Loss from operations	$(1,087,225)	$(2,251,656)
Other expenses	$(3,924,696)	$(358,060)
Net Loss	$(5,011,922)	$(2,609,716)
Loss per common share – basic and diluted	$(0.03)	$(0.10)

Sales

Sales were $3,517,774 for the three months ended March 31, 2011, as compared to $1,258,588 for the comparable three months ended March 31, 2010.  The significant increase in sales was primarily attributable to increased brand awareness.  Since inception, the Company has focused on an aggressive marketing plan to penetrate the market.  As a direct result of the aggressive marketing plan, our products are currently being offered in more retail stores, both domestic and international, and our products are receiving better shelf placement.

Gross Profit

Gross profit percentage strengthened from 30% during the three months ended March 31, 2010 to 34% during the three months ended March 31, 2011.  The increase in the gross profit percentage is primarily attributable to the Company’s ability to negotiate more favorable terms due to the increased volume in product sales.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2011, were $2,280,791, as compared to $2,636,612 for the comparable three months ended March 31, 2010.  The $355,821 decrease is attributable to a substantial decrease in stock based compensation of $435,866.  The major decrease in stock based compensation was offset by a slight increase in employee compensation.  The Company’s employee headcount increased from 12 employees during the three months ended March 31, 2010, to 15 employees during the three months ended March 31, 2011.

Loss from Operations

Loss from operations for the three months ended March 31, 2011, was $1,087,225 as compared to $2,251,656 for the comparable three months ended March 31, 2010.  The decrease in operating loss is primarily attributable to the aggressive marketing plan and the Company’s ability to gain brand recognition resulting in increased sales during the three months ended March 31, 2011 as compared to the three months ended March 31, 2010.

Other expenses

Other expenses for the three months ended March 31, 2011, were $3,924,696, as compared to $358,060 for the comparable three months ended March 31, 2010.  The increase in other expenses of $3,566,636 is primarily attributable features associated with the financing transactions the Company entered into during the three months ended March 31, 2011.  The Company issued $1,482,000 in convertible notes during the three months ended March 31, 2011.  These notes bore interest at rates ranging from 8% to 12% per annum.  Interest expense during the three months ended March 31, 2010, increased approximately $161,000 as compared to the comparable three months ended March 31, 2010.  In addition, the convertible notes contained embedded derivatives, due to the Company not being able to determine the number of shares needed to settle the conversion priveledge.  As a result, on the commitment date of each financing, the Company recorded an aggregate  derivative expenses of $1,359,369 and on the date of remeasurement, which is March 31, 2011, a change in fair market value of $131,717.  There were no derivative liabilities recorded for the three months ended March 31, 2010.

The Company also issued shares of the Company’s common stock to satisfy aged accounts payable, accrued expenses and debt.  The Company recorded a loss on settlement in the amount of $1,914,689 as a result of these transactions.

Net Loss

Net loss for the three months ended March 31, 2011, was $5,011,922 or loss per share of $(0.03), as compared to $2,609,716 or loss per share of $(0.10) for the comparable three months ended March 31, 2010.

Inflation did not have a material impact on the Company’s operations for the period.  Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s results of operations.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at March 31, 2011 compared to December 31, 2010.

	March 31, 2011 (unaudited)	December 31, 2010 (audited)	Increase/Decrease
Current Assets	$3,135,697	$1,406,310	$1,729,387
Current Liabilities	$6,666,419	$4,215,649	$2,450,770
Working Capital (Deficit)	$(3,530,722)	$(2,809,339)	$(721,383)

As March 31, 2011, we had a working capital deficit of $3,530,722, as compared to a working capital deficit of $2,809,339, at December 31, 2010, a decrease of $(721,383).  The decrease is primarily attributable to the Company issuing $1,482,000 in convertible notes during the three months ended March 31, 2011.  The Company continues to devote significant resources to continue aggressively market the product line.

Net cash used for operating activities for the three months ended March 31 2011 and 2010 was $(868,808) and $(605,628), respectively.  The net loss for the three months ended March 31, 2011 and 2010 was $(5,011,922) and $(2,609,716), respectively.

Net cash used for investing activities for the three months ended March 31 2011 and 2010 was $(253,823) and $(650), respectively.  The Company purchased gym and office equipment during the three months ended March 31, 2011.

Net cash obtained through all financing activities for the three months ended March 31, 2011 was $1,412,300, as compared to $606,278 for the three months ended March 31, 2010.

Going Concern

As reflected in the accompanying unaudited interim consolidated financial statements, the Company had a net loss of $5,011,922 and net cash used in operations of $868,808 for the three months ended March 31, 2011, and a working capital deficit and stockholders’ deficit of $3,530,722 and $2,130,839, respectively, at March 31, 2011.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

In response to these problems, management has taken the following actions:

•	seeking additional third party debt and/or equity financing;

•	continue with the implementation of the business plan;

•	increase product prices as well as reducing discounts and free samples;

•	obtain manufacturing agreements which provide for lower production costs;

•	generate new sales from international customers; and

•	allocate sufficient resources to continue with advertising and marketing efforts.

Financings

Our primary source of operating cash has been through the sale of equity and through the issuance of convertible secured promissory notes and other short term debt as discussed below.

During the three months ended March 31, 2011, the Company raised gross proceeds of $677,000 through the sale of (10 day to 90 day) convertible notes at a conversion price of the average 10 day trade pricing divided by 200% of outstanding principal balance.  The notes bear interest at a rate of 8%.

During the three months ended March 31, 2011, the Company raised gross proceeds of $100,000 through the sale of (1 year) convertible notes at a conversion price of $0.03 per share.  The notes bear interest at an annual rate of 6%.

During the three months ended March 31, 2011, the Company raised gross proceeds of $130,000 through the sale of (9 months to 1 year) convertible notes at a conversion price of 60% of the average of the lowest three closing prices in the ten days preceding a conversion date.  The notes bear interest at annual rates of between 8% - 10%.

During the three months ended March 31, 2011, the Company raised gross proceeds of $100,000 through the sale of (1 year) convertible notes at a conversion price of $0.03 per share.  The notes bear interest at an annual rate of 6%.

During the three months ended March 31, 2011, the Company raised gross proceeds of $50,000 through the sale of (9 months to 1 year) convertible notes at a conversion price of 65% of the average of the lowest three closing prices in the 30 days preceding conversion.  The notes bear interest at an annual rate of 8%.

The Company continues to explore potential expansion opportunities in the industry in order to boost sales, while leveraging distribution systems to consolidate lower costs.  The Company needs to continue to raise money in order execute the business plan.

Off-Balance Sheet Arrangements

Other than the operating leases, as of March 31, 2011, the Company did not have any off-balance sheet arrangements.

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ materially from those estimates.  The Company believes the following accounting policies are critical to the judgments and estimates used in the preparation of its financial statements:

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

Revenue Recognition

The Company records revenue when all of the following have occurred: (1) persuasive evidence of an arrangement exists, (2) product has been shipped or delivered, (3) the sales price to the customer is fixed or determinable, and (4) collectability is reasonably assured.

Depending on individual customer agreements, sales are recognized either upon shipment of products to customers or upon delivery.  The Company records sales allowances and discounts as a direct reduction of sales.

Beneficial Conversion Feature

For conventional convertible debt where the rate of conversion is below market value, the Company records a “beneficial conversion feature” (“BCF”) and related debt discount.

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

Original Issue Discount

For certain convertible debt issued, the Company provides the debt holder with an original issue discount.  The original issue discount is recorded to debt discount and additional paid in capital at an amount not to exceed gross proceeds raised, reducing the face amount of the note and is amortized to interest expense over the life of the debt.

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

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued updated guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. This update requires new disclosures on significant transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy (including the reasons for these transfers) and the reasons for any transfers in or out of Level 3. This update also requires a reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. In addition to these new disclosure requirements, this update clarifies certain existing disclosure requirements. For example, this update clarifies that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities rather than each major category of assets and liabilities. This update also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. This update will become effective for the Company with the interim and annual reporting period beginning January 1, 2010, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will become effective for the Company with the interim and annual reporting period beginning January 1, 2011. The Company will not be required to provide the amended disclosures for any previous periods presented for comparative purposes. Other than requiring additional disclosures, adoption of this update will not have a material effect on the Company's unaudited interim consolidated  financial statements.

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

In August 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-05, Measuring Liabilities at Fair Value, or ASU 2010-05, which amends ASC 820 to provide clarification of a circumstance in which a quoted price in an active market for an identical liability is not available. A reporting entity is required to measure fair value using one or more of the following methods: 1) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset or b) quoted prices for similar liabilities (or similar liabilities when traded as assets) and/or 2) a valuation technique that is consistent with the principles of ASC 820. ASU 2010-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to adjust to include inputs relating to the existence of transfer restrictions on that liability. The adoption did not have a material impact on our unaudited interim consolidated financial statements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-29, Business Combinations (Topic 805) – Disclosure of Supplementary Pro Forma Information for Business Combinations.  This ASU requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period.  The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period.  If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. ASU 2010-29 affects any public entity as defined by Topic 805 that enters into business combinations that are material on an individual or aggregate basis. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  Early adoption is permitted.  The Company does not expect the provisions of ASU 2010-29 to have an effect on its financial position, results of operations or cash flows.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not hold any derivative instruments and do not engage in any hedging activities.

ITEM 4.  CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports we file pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission, and that such information is accumulated and communicated to our Chief Executive Officer (“CEO”) and Principal Financial Officer (“PFO”), to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide a reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Management designed the disclosure controls and procedures to provide reasonable assurance of achieving the desired control objectives.

We carried out an evaluation, under the supervision and with the participation of our management, including our CEO and PFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report.  Based upon that evaluation, the CEO and PFO concluded that the Company’s disclosure controls and procedures were ineffective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Other than as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on April 1, 2011, we are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 1A.	RISK FACTORS.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on April 1, 2011.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Convertible Debt Issuances

During the three months ended March 31, 2011, the Company raised gross proceeds of $677,000 through the sale of (10 day to 90 day) convertible notes at a conversion price of the average 10 day trade pricing divided by 200% of outstanding principal balance.  The notes bear interest at a rate of 8%.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

During the three months ended March 31, 2011, the Company raised gross proceeds of $525,000 through the sale of (6 month) convertible notes at a conversion price equal to the lesser of (i) the average of the lowest two closing prices during the five days preceding a conversion date or (ii) $0.025/share.  The notes bear interest at an annual rate of 12%.  The Company also issued 15,560,000 common stock purchase warrants with an exercise price of $0.025 - $0.065 per share to certain accredited investors.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

During the three months ended March 31, 2011, the Company raised gross proceeds of $130,000 through the sale of (9 months to 1 year) convertible notes at a conversion price of 60% of the average of the lowest three closing prices in the ten days preceding a conversion date.  The notes bear interest at annual rates of between 8% - 10%.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

During the three months ended March 31, 2011, the Company raised gross proceeds of $100,000 through the sale of (1 year) convertible notes at a conversion price of $0.03 per share.  The notes bear interest at an annual rate of 6%.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

During the three months ended March 31, 2011, the Company raised gross proceeds of $50,000 through the sale of (9 months to 1 year) convertible notes at a conversion price of 65% of the average of the lowest three closing prices in the 30 days preceding conversion.  The notes bear interest at an annual rate of 8%.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

Conversion of Debt

During the three months ended March 31, 2011, a convertible note holder converted principal in the amount of $90,000 into 3,208,080 shares of common stock at a conversion rate of $0.024 - $0.036/share.  The issuance of such securities upon conversion was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

Issuances for Services

During the three months ended March 31, 2011, the Company issued consultants 1,182,592 shares of the Company’s common stock for services rendered at a fair value of $70,431 ($0.053 - $0.069/share) based upon the quoted closing price trading price.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

Issuances for Prepaid Services

During the three months ended March 31, 2011, the Company issued consultants 3,500,000 shares of the Company’s common stock for services to be rendered at a fair value of $228,000 ($0.066 - $0.078/share) based upon the quoted closing price trading price.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES.

There were no defaults upon senior securities during the quarter ended March 31, 2011.

ITEM 4.  (REMOVED AND RESERVED).

ITEM 5.  OTHER INFORMATION.

Submission of Matters to a Vote of Security Holders

On May 11, 2011, the Company held a special meeting of its stockholders (the “Special Meeting”) at its corporate headquarters in Denver, CO.  Brad J. Pyatt, Chief Executive Officer and Chairman of the Board of Directors of the Company, presided.  At the Special Meeting, the Company’s stockholders approved each of the following proposals set forth in the Company’s Definitive Proxy Statement on Schedule 14A, which was filed with the U.S. Securities and Exchange Commission and mailed to stockholders on or about April 29, 2011.

•	Proposal One:

The Company’s stockholders approved an amendment to the Company’s Articles of Incorporation to increase the total authorized number of shares of common stock, par value $0.001 per share, from 195,000,000 to 500,000,000, as set forth below:

Votes For	Votes Against	Abstentions

76,195,594	227,392	52,000

•	Proposal Two:

The Company’s stockholders approved an amendment to the Company’s Articles of Incorporation to authorize up to 10,000,000 shares, par value $0.001 per share of “blank-check” preferred stock of the Company, as set forth below:

Votes For	Votes Against	Abstentions

76,192,344	230,642	52,000

Amendments to Articles of Incorporation

On May 11, 2011, pursuant to a majority vote of the shareholders of the Company, the Company amended its Articles of Incorporation (the “Amendment”) in order to (i) increase the total authorized number of shares of common stock, par value $0.001 per share, from 195,000,000 to 500,000,000 and (ii) authorize up to 10,000,000 shares, par value $0.001 per share, of “blank-check” preferred stock of the Company.  The Company filed the Amendment with the Secretary of State of the State of Nevada.  A copy of the Amendment is attached hereto as Exhibit 3.1 to this Quarterly Report on Form 10-Q.

ITEM 6.  EXHIBITS.

Exhibit No.	Description

3.1	Amended Articles of Incorporation *

10.1	Sponsorship Agreement, dated January 18, 2011, by and between MusclePharm Corporation and The Cincinnati Reds LLC (as filed as Exhibit 10.1 on Form 8-K, dated January 24, 2011).

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002 *

31.2	Certification of Principal Accounting Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002 *

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Principal Accounting Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

* filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MUSCLEPHARM CORPORATION

Date: May 23, 2011	By:	/s/ Brad J. Pyatt
Name: Brad J. Pyatt
Title: Chief Executive Officer
Principal Executive Officer

Date: May 23, 2011	By:	/s/ Lawrence S. Meer
Name: Lawrence S. Meer
Title: Chief Financial Officer
Principal Financial Officer