Form 10-Q
period 2011-06-30
MusclePharm Corp
filed 2011-08-16
CIK 1415684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: June 30, 2011

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
Yes ☐  No ☒

As of August 15, 2011, there were 285,814,728 shares outstanding of the registrant’s common stock.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

MUSCLEPHARM CORPORATION AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

MusclePharm Corporation and Subsidiary
Notes to Consolidated Financial Statements
June 30, 2011
(unaudited)

Page(s)

Consolidated Balance Sheets
June 30, 2011 (unaudited) and December 31, 2010 –	5

Consolidated Statements of Operations
Three and Six Months Ended June 30, 2011 and 2010 (unaudited) –	6

Consolidated Statements of Cash Flows
Six Months Ended June 30, 2011 and 2010 (unaudited) –	7

Notes to Consolidated Financial Statements (unaudited)	8-27

MusclePharm Corporation and Subsidiary
Consolidated Balance Sheets

	June 30, 2011	December 31, 2010
	(unaudited)

Assets

Current Assets
Cash	$517,811	$43,704
Accounts receivable	2,399,097	426,761
Prepaid stock compensation	382,546	893,240
Other current assets	9,211	42,605
Total Current Assets	3,308,665	1,406,310

Property and equipment	514,404	138,551

Prepaid stock compensation	810,399	1,088,131

Other assets	239,603	87,989

Total Assets	$4,873,071	$2,720,981

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts payable and accrued liabilites	$2,885,403	$3,155,701
Demand loans	278,600	-
Debt	2,008,567	289,488
Derivative liabilities	5,155,773	622,944
Deferred revenue	18,240	75,733
Due to factor	-	71,783
Total Current Liabilities	10,346,583	4,215,649

Long Term Liabilities:
Debt	87,620	250,000

Total Liabilities	10,434,203	4,465,649

Stockholders' Deficit
Series A, Convertible Preferred Stock, $0.001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $0.001 par value; 500,000,000 shares authorized, 252,555,498 and 118,649,439 issued and outstanding	252,555	118,649
Additional paid-in capital	28,510,297	20,012,122
Accumulated deficit	(34,323,984)	(21,875,438)
Total Stockholders' Deficit	(5,561,132)	(1,744,667)

Total Liabilities and Stockholders' Deficit	$4,873,071	$2,720,981

See accompanying notes to financial statements

MusclePharm Corporation and Subsidiary
Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30, 2011
	2011	2010	2011	2010

Sales	$3,802,806	$468,109	$7,320,580	$1,726,697

Cost of sales	2,481,657	361,250	4,805,865	1,192,608

Gross profit	1,321,149	106,859	2,514,715	534,089

General and administrative expenses	3,214,917	2,982,236	5,495,708	5,661,122

Loss from operations	(1,893,768)	(2,875,377)	(2,980,993)	(5,127,033)

Other expenses
Interest expense	(2,983,468)	(316,283)	(3,502,390)	(674,343)
Derivative expense	(2,698,490)	-	(4,057,859)	-
Change in fair value of derivative liabilities	766,487	-	634,770	-
Loss on settlement of accounts payable and accounts payable - net	(627,384)	-	(2,542,073)	-
Total other expense	(5,542,854)	(316,283)	(9,467,552)	(674,343)

Net loss	$(7,436,623)	$(3,191,660)	$(12,448,545)	$(5,801,376)

Net loss per common share - basic and dilutive	$(0.04)	$(0.11)	$(0.07)	$(0.21)

Weighted average number of common shares outstanding during the period - basic and dilutive	201,864,655	29,247,811	174,365,323	27,702,640

See accompanying notes to financial statements

MusclePharm Corporation and Subsidiary
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2011	2010
Cash Flows From Operating Activities:
Net loss	$(12,448,545)	$(5,801,376)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	31,393	6,455
Bad debt (recovery)	(5,203)	660
Stock based compensation	758,826	2,641,067
Amortization of prepaid stock based compensation	1,039,925	-
Amortization of debt discount and debt issue costs	3,034,192	594,351
Derivative expense	4,057,859	-
Change in fair value of derivative liabilities	(634,770)	-
Loss on sale of accounts receivable	-	5,196
Loss on settlement of accounts payable	2,542,073	-
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(1,967,133)	(459,454)
Prepaid and other	(48,359)	54,411
Inventory	-	(70,672)
Deposits	-	(55,055)
Other current Assets	-	(2,267)
Accounts payable and accrued liabilities	1,057,640	1,264,000
Deferred revenue	(57,493)	294,887
Due to factor	(5,853)	-
Net Cash Used In Operating Activities	(2,645,448)	(1,527,797)

Cash Flows From Investing Activities:
Purchases of property and equipment	(324,435)	(6,884)
Net Used In Investing Activities	(324,435)	(6,884)

Cash Flows From Financing Activities:
Proceeds from sale of accounts receivable	-	226,847
Repayment of debt - related party	-	(39,797)
Proceeds from issuance of debt	3,648,083	1,026,000
Debt issue costs	(204,093)	-
Payment for recapitalziation from merger	-	(25,108)
Proceeds from issuance of common stock	-	317,098
Bank overdrafts	-	29,641
Net Cash Provided By Financing Activities	3,443,990	1,534,681

Net increase in cash	474,107	-

Cash at beginning of period	43,704	-

Cash at end of period	$517,811	$-

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,518,761
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Stock issued for future services - third parties	$251,500	$-
Debt discount recorded on convertible debt accounted for as a derivative liability	$3,258,108	$-
Stock issued to settle accounts payable and accrued expenses - third parties	$1,393,868	$-
Conversion of notes to common stock	$1,454,635	$167,199
Reclassification of convertible notes to demand loans	$278,600	$-
Reclassification of derivative liability to additional paid in capital	$1,284,928	$-
Beneficial conversion feature - convertible debt	$-	$366,000
Conversion of preferred stock to common stock	$-	$15
Stock issued to acquire equipment	$82,811	$-
Share cancellation	$350	$-

See accompanying notes to financial statements

MusclePharm Corporation and Subsidiary
Notes to Consolidated Financial Statements
June 30, 2011
(unaudited)

Note 1 Nature of Operations and Basis of Presentation

Nature of Operations

MusclePharm Corporation (the “Company”, or “MusclePharm”), was organized as a limited liability company in the State of Colorado on April 22, 2008.  On February 18, 2010, the Company executed a reverse recapitalization with Tone in Twenty, Inc., a then inactive public shell company, and changed its name to MusclePharm Corporation.

The Company markets branded sports nutrition products.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for interim financial information.

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

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the six months ended June 30, 2011, are not necessarily indicative of results for the full fiscal year.

Note 2 Summary of Significant Accounting Policies

Principles of consolidation

All significant intercompany accounts and transactions have been eliminated in consolidation.

MusclePharm Corporation and Subsidiary
Notes to Consolidated Financial Statements
June 30, 2011
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

Risks and uncertainties

The Company operates in an industry that is subject to rapid change and intense competition. The Company’s operations will be subject to significant risk and uncertainties including financial, operational, technological, regulatory and other risks, including the potential risk of business failure. Also, see Note 3 regarding going concern and liquidity matters.

Cash and cash equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less and money market accounts to be cash equivalents.  There were no cash equivalents at June 30, 2011 and at December 31, 2010.

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

MusclePharm Corporation and Subsidiary
Notes to Consolidated Financial Statements
June 30, 2011
(unaudited)

Accounts receivable at June 30, 2011 and December 31, 2010:

Accounts receivable	$2,509,996	$542,863
Less: allowance for doubtful accounts	(110,899)	(116,102)
Accounts receivable – net	$2,399,097	$426,761

At June 30, 2011 and December 31, 2010, the Company had the following concentrations of accounts receivable with customers:

Customer	2011	2010
A	34%	86%
B	17%	9%
C	15%	-%
D	13%	-%

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

MusclePharm Corporation and Subsidiary
Notes to Consolidated Financial Statements
June 30, 2011
(unaudited)

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

The following are the major categories of liabilities measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010, using quoted prices in active markets for identical liabilities (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

		June 30, 2011	December 31, 2010
Derivative liabilities	Level 2	$5,155,773	$622,944

The Company’s financial instruments consisted primarily of cash, accounts receivable, prepaid stock compensation, other assets, accounts payable and accrued liabilities, demand loans and short term debt. The carrying amounts of the Company's financial instruments generally approximated their fair values as of June 30, 2011 and December 31, 2010, respectively, due to the short-term nature of these instruments.

MusclePharm Corporation and Subsidiary
Notes to Consolidated Financial Statements
June 30, 2011
(unaudited)

Revenue Recognition

The Company records revenue when all of the following have occurred: (1) persuasive evidence of an arrangement exists, (2) product has been shipped or delivered, (3) the sales price to the customer is fixed or determinable, and (4) collectability is reasonably assured.

Depending on individual customer agreements, sales are recognized either upon shipment of products to customers or upon delivery.  The Company records sales allowances and discounts as a direct reduction of sales.  Sales for the three and six months ended June 30, 2011 and 2010, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Sales	$3,838,374	$491,151	$7,509,589	$1,811,606
Discount	(35,568)	(23,042)	(189,009)	(84,909)
Sales - Net	$3,802,806	$468,109	$7,320,580	$1,726,697

The Company has an informal 7-day right of return for products. There were nominal returns for the three and six months ended June 30, 2011 and 2010.

For the six months ended  June 30, 2011 and 2010, the Company had the following concentrations of revenues with customers:

Customer	2011	2010
A	40%	31%
B	11%	13%
C	6%	14%
D	0%	28%

Cost of Sales

Cost of sales represents costs directly related to the production and manufacturing of the Company’s products and shipping and handling costs.

At June 30, 2011 and 2010, the Company had the following concentrations of purchases from vendors:

Customer	2011	2010
A	100%	16%
B	-%	76%

Shipping and Handling

Product sold is typically shipped directly to the customer from the manufacturer.  Any freight billed to customers is offset against shipping costs and included in cost of sales.

Advertising

The Company expenses advertising costs when incurred.

Advertising for the three and six months ended June 30, 2011 and 2010 are as follows:

 MusclePharm Corporation and Subsidiary
Notes to Consolidated Financial Statements
June 30, 2011
(unaudited)

Three Months Ended June 30,		Six Months Ended June 30,
2011	2010	2011	2010

$2,049,275	$1,817,540	$3,192,633	$3,055,512

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

There were no recorded BCF’s during 2011.

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

Once determined, derivative liabilities are adjusted to reflect fair value at each reporting period end, with any increase or decrease in the fair value being recorded in results of operations as an adjustment to fair value of derivatives. In addition, the fair value of freestanding derivative instruments such as warrants, are also valued using the Black-Scholes option-pricing model.  At June 30, 2011 and December 31, 2010, the Company had derivative liabilities in the amounts of $5,155,773 and $622,944, respectively.

Debt Issue Costs and Debt Discount

The Company may pay debt issue costs, and record debt discounts in connection with raising funds through the issuance of convertible debt.  These costs are amortized over the life of the debt to interest expense. If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts is immediately expensed.

MusclePharm Corporation and Subsidiary
Notes to Consolidated Financial Statements
June 30, 2011
(unaudited)

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

Since the Company reflected a net loss for the three and six months ended June 30, 2011 and 2010, respectively, the effect of considering any common stock equivalents, if exercisable, would have been anti-dilutive. A separate computation of diluted earnings (loss) per share is not presented.

The Company has the following common stock equivalents at June 30, 2011 and 2010:

	2011	2010
Stock options (exercise price - $0.50/share)	2,767,500	-
Warrants (exercise price - $0.025 - $1.50/share)	59,843,333	-
Convertible debt	43,933,988	2,202,000
Total common stock equivalents	106,544,821	2,202,000

In the above table, some of the outstanding convertible debt and warrants from 2011 and 2010 contains discount to market provisions that would cause variability in the exercise price at the balance sheet date. As a result, common stock equivalents could change at each reporting period.

Reclassification

Certain items in the 2010 unaudited financial statement presentation have been reclassified to conform to the 2011 presentation.  Such reclassifications have no effect on previously reported financial condition, operations or cash flows.

MusclePharm Corporation and Subsidiary
Notes to Consolidated Financial Statements
June 30, 2011
(unaudited)

Recent Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have an effect on the Company’s consolidated financial statements.

Note 3 Going Concern and Liquidity

As reflected in the accompanying unaudited interim consolidated financial statements, the Company had a net loss of $12,448,545 and net cash used in operations of $2,645,448 for the six months ended June 30, 2011 and a working capital deficit and stockholders’ deficit of $7,037,918 and $5,561,132, respectively, at June 30, 2011. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to continue its operations is dependent on management’s plans, which include the raising of capital through debt and/or equity markets with some additional funding from other traditional financing sources, including term notes, sale of aged debt to third parties in exchange for free trading stock, until such time that funds provided by operations are sufficient to fund working capital requirements.  The Company may need to incur liabilities with certain related parties to sustain the Company’s existence.

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

MusclePharm Corporation and Subsidiary
Notes to Consolidated Financial Statements
June 30, 2011
(unaudited)

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

Note 4 Property and Equipment

Property and equipment consisted of the following at June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010	Estimated Useful Life
Leasehold improvements	$142,194	$67,760	*
Furniture and fixtures	388,117	55,305	3 years
Displays	32,057	32,057	5 years
Website	11,462	11,462	3 years
	573,830	166,584
Less: Accumulated depreciation and amortization	(59,426)	(28,033)
	$514,404	$138,551
* The shorter of 5 years or the life of the lease.

Note 5 Debt

At June 30, 2011 and December 31, 2010, debt consists of the following:

	June 30, 2011	December 31, 2010

Convertible debt –secured – derivative liabilities	$2,759,995	$380,000
Conventional convertible debt – secured	-	225,000
Less: debt discount	(689,408)	(331,261)
Convertible debt – net	2,070,587	273,739

Secured debt	-	187,500

Unsecured debt	25,600	78,249

Total debt	2,096,187	539,488

Less: current portion	(2,008,567)	(289,488)

Long term debt	$87,620	$250,000

MusclePharm Corporation and Subsidiary
Notes to Consolidated Financial Statements
June 30, 2011
(unaudited)

(A) Convertible Debt – Secured – Derivative Liabilities

During the six months ended June 30, 2011, the Company issued $3,735,733 (net proceeds was $3,443,990) in convertible debt – secured – derivative liabilities. The Company issued these debt instruments with 13 different sets of conversion terms.  The Material terms of the Company’s convertible debt – secured – derivative liabilities are as follows:

		Face Amount of Debt
Interest Rate	6% - 12%
Default interest rate	15% - 22%
Maturity	April 5, 2011 to June 2, 2014
Conversion terms 1	Average 10 day trade pricing divided by 200% of outstanding principal balance	$764,600
Conversion terms 2	Lesser of: Average of the lowest 2 closing prices of the 5 days preceding conversion date or $0.025/share	$775,000
Conversion terms 3	60% of the average of the lowest 3 closing prices in the 10 days preceding conversion date	$170,000
Conversion terms 4	$0.03	$100,000
Conversion terms 5	65% of the average of the lowest 3 closing prices in the 30 days preceding conversion	$303,800
Conversion terms 6	62% of the lowest closing prices in the 7 days preceding conversion date	$40,000
Conversion terms 7	70% of the average of the lowest 3 closing prices in the 30 days preceding conversion	$600,000
Conversion terms 8	50% of the average closing prices in the 10 days preceding conversion	$85,000
Conversion terms 9	45% of the lowest 3 closing prices in the 10 days preceding conversion	$277,500
Conversion terms 10	35% of the lowest 3 closing prices in the 10 days preceding conversion	$100,000
Conversion terms 11	Lesser of: 50% of average of the lowest 3 closing prices of the 20 days preceding conversion date or $0.05/share	$33,000
Conversion terms 12	50% of lowest trade price in preceding 20 days	$45,000
Conversion terms 13	80% of lowest trade price in preceding 30 days	$441,833
		$3,735,733
	Less original issue discount	$(87,650)
	Less debt issue costs	$(204,093)
	Net proceeds	$3,585,900

MusclePharm Corporation and Subsidiary
Notes to Consolidated Financial Statements
June 30, 2011
(unaudited)

During the six months ended June 30, 2011, the Company converted $1,077,138 in notes into 49,941,545 shares of the Company’s common stock at prices ranging from $0.016 to $0.036/per share, based upon the terms of the debt conversion.

During the six months ended June 30, 2011, $278,600 in convertible debt was reclassified to demand loans due to the maturity of the notes.  The notes are unsecured and bear no interest.

The following is a summary of the Company’s convertible debt - secured:
Convertible debt – secured – derivative liabilities – December 31, 2010	$380,000
Issuance of convertible debt	3,735,733
Conversions of convertible debt to common stock	(1,077,138)
Conversions of convertible debt to demand loans	(278,600)
Convertible debt - secured – June 30, 2011	$2,759,995

On June 29, 2011, the Company issued a convertible note and warrants.  The note has an aggregate amount of $2,651,000, of which the Company can draw down in a series of tranches.  As of June 30, 2011, the Company received $400,000 net of original discount of $41,833 under the following terms:

●	6% interest;
●	Due 48 months from drawdown date; and
●	Unsecured.

The warrants contain the following provisions:

●	one warrant to purchase common stock equal to $800,000 divided by 80% of the lowest trade price of the stock during the 30 days immediately preceding the issue date;
●	The number of warrants is variable; and
●	The warrants expire 5 years from issuance.

(B)	Conventional Convertible Debt – Secured

Terms of the Company’s conventional convertible debt are as follows:

●	Interest rate 8%;
●	All notes were due by December 31, 2010, and were converted in 2011;
●	Conversion of principal and accrued interest at rates ranging from 150% - 300%;
●	Secured by all assets of the Company; and
●	All conversion rates associated with these instruments were at or above market. There is no BCF.

MusclePharm Corporation and Subsidiary
Notes to Consolidated Financial Statements
June 30, 2011
(unaudited)

During the six months ended June 30, 2011, the Company issued 7,226,649 shares of common stock, having a fair value of $426,970 ($0.06 - $0.10/share) to settle convertible notes payable, originating prior to December 31, 2010, having a face value of $225,000.  As a result, the Company recorded a loss on debt conversion of $137,017.

The following is a summary of the Company’s conventional convertible debt - secured:
Conventional convertible debt - secured – December 31, 2010	$225,000
Settlement of debt through issuance of common stock	(225,000)
Conventional convertible debt - secured – June 30, 2011	$-

(C)	Secured Debt

During the six months ended June 30 2011, $187,500 was converted into 7,500,000 shares of common stock, having a fair value of $437,500 ($0.058/share - $0.059/share), based upon the quoted closing trading price. The Company recorded a loss on debt settlement of $250,000.
The following is a summary of the Company’s secured debt:
Secured debt – December 31, 2010	$187,500
Settlement of debt through issuance of common stock	(187,500)
Secured debt – June 30, 2011	$-

(D)	Unsecured Debt

During the six months ended June 30, 2011, $52,649 was converted into 1,337,445 shares of common stock, having a fair value of $76,647 ($0.101/share), based upon the quoted closing trading price. The Company recorded a loss on debt settlement of $24,107.
The following is a summary of the Company’s unsecured debt:
Unsecured debt – December 31, 2010	$78,249
Settlement of debt through issuance of common stock	(52,649)
Unsecured debt – June 30, 2011	$25,600

MusclePharm Corporation and Subsidiary
Notes to Consolidated Financial Statements
June 30, 2011
(unaudited)

(E)	Debt Issue Costs

The following is a summary of the Company’s debt issue costs:

Debt issue costs – net – December 31, 2010	$34,404
Issue costs paid during six months ended June 30, 2011	216,367
Amortization of debt issue costs – June 30, 2011	(134,233)
Debt issue costs – net – June 30, 2011	$116,538

(F) Debt Discount

During the six months ended June 30, 2011, the Company issued convertible debt with embedded derivatives and warrants. The Company recorded the derivatives and warrants at fair value and are amortizing the debt discount over the life of the debt.  Debt discount is as follows:

Debt discount balance at December 31, 2010	$331,261
Discount recorded for convertible notes issued during six months ended June 30, 2011	3,258,106
Accretion of debt discount to interest expense during the six months ended June 30, 2011	(2,899,959)
Debt discount balance at June 30, 2011	$689,408

Note 6 Derivative Liabilities

The Company identified conversion features embedded within convertible debt - secured (see Note 5(A)). The Company has determined that the features associated with the embedded conversion option should be accounted for at fair value as a derivative liability.

As a result of the application of ASC No. 815, the fair value of the conversion feature is summarized as follows:

Derivative liability balance at December 31, 2010	$622,944
Fair value at the commitment date for convertible notes issued during six months ended June 30, 2011	6,452,527
Reclassification of derivative liability to additional paid in capital	(1,284,928)
Fair value mark to market adjustment	(634,770)
Derivative liability balance at June 30, 2011	$5,155,773

MusclePharm Corporation and Subsidiary
Notes to Consolidated Financial Statements
June 30, 2011
(unaudited)

The Company recorded the derivative liability to debt discount to the extent of the gross proceeds raised, and expensed immediately the remaining value of the derivative as it exceeded the gross proceeds of the note.  The Company recorded a derivative expense for $4,057,859 during the six months ended June 30, 2011.

The fair value at the commitment and remeasurement dates for embedded conversion features and warrants were based upon the following management assumptions:

	Commitment Date	Remeasurement Date
Expected dividends	0%	0%
Expected volatility	180%	180%
Expected term: conversion feature	0.08 – 3 years	0.04 – 2.93 years
Expected term: warrants	2.5 – 5 years	2.5 – 5 years
Risk free interest rate	0.11% - 2.76%	0.11 – 1.16%

Note 7 Stockholders’ Deficit

(A)	Common Stock

On April 18, 2011, the Company increased its authorized shares of common stock to 500,000,000.

During the six months ended June 30, 2011, the Company issued the following common stock:

Transaction Type	Quantity	Valuation	Loss on Settlement	Range of Value per Share
Conversion of debt (1)	66,005,639	$2,109,677	$411,124	$0.012–0.066
Settlement of accounts payable and accrued expenses (2)	54,746,257	$3,625,771	$2,130,949	$0.012–0.101
Services – rendered (3)	10,466,497	$510,681		$0.03–1.15
Services – prepaid stock compensation (4)	4,000,000	$251,500		$0.047–0.08
Contract settlement (5)	2,187,666	$126,885		$0.058
Shares in dispute (6)	3,500,000	$350	-	$0.0001
Total	133,906,059	$6,624,164	$2,542,073	$0.012–1.15

The fair value of all stock issuances above is based upon the quoted closing trading price on the date of issuance, except for stock issued for cash and warrants, which was based upon the cash received. Stock issued in the conversion of preferred stock was recorded at par value.

MusclePharm Corporation and Subsidiary
Notes to Consolidated Financial Statements
June 30, 2011
(unaudited)

The following is a more detailed description of some of the Company’s stock issuances from the table above:

(1)	Conversion of Debt

The Company issued 66,005,639 shares of common stock to settle notes payable having a fair value of $2,109,677 ($0.012 - $0.066/share), based upon the quoted closing trading price.  The Company also recorded a loss on settlement of $411,124.

(2)	Settlement of Accounts Payable and Accrued Expense and Loss on Settlement

Of the total shares issued to settle accounts payable and accrued expenses, the Company issued 54,746,257 shares of common stock having a fair value of $3,625,771 ($0.016 - $0.10/share), based upon the quoted closing trading price.  The Company settled $1,494,822 in accounts payable and recorded a loss on settlement of $2,130,949.

(3)	Stock Issued for Services

During six months ended June 30, 2011, the Company issued 10,466,497 ($0.030 - $1.15/share) shares of common stock for services, having a fair value of $510,681 based upon the quoted closing trading price.

(4)	Prepaid Stock Compensation

During six months ended June 30, 2011, the Company issued 4,000,000 shares of common stock for future services, having a fair value of $251,500 ($0.047 - $0.08/share), based upon the quoted closing trading price.  The agreements terminate during the periods July 2011 - November 2012.

The following represents the allocation of prepaid stock compensation:

	Short- Term	Long- Term	Total
Prepaid stock compensation - – December 31, 2010	$893,240	$1,088,131	$1,981,371
Prepaid issuances of stock for services	150,000	101,500	251,500
Reclassification from long-term to short-term	379,232	(379,232)	-
Amortization – 2011	(1,039,926)	-	(1,039,926)
Prepaid stock compensation – June 30, 2011	$382,546	$810,399	$1,192,945

MusclePharm Corporation and Subsidiary
Notes to Consolidated Financial Statements
June 30, 2011
(unaudited)

(5)	Contract Settlement

In connection with litigation (See Note 8(A)), the Company issued stock that has been accounted for as a settlement expense and a component of other expense.

(6)	The Company cancelled 3,500,000 shares having a par value of $350 ($0.0001). The Company is disputing the issuance of these shares due to non-performance by a consultant.

(B) Stock Options

On February 1, 2010, the Company’s board of directors and shareholders approved the 2010 Stock Incentive Plan (“2010 Plan”). The 2010 Plan allows the Company to grant incentive stock options, non-qualified stock options, restricted stock awards, restricted stock units and stock appreciation rights to key employees and directors of the Company or its subsidiaries, consultants, advisors and service providers. Any stock option granted in the form of an incentive stock option will be intended to comply with the requirements of Section 422 of the Internal Revenue Code of 1986, as amended. Only stock options granted to employees qualify for incentive stock option treatment. No incentive stock option shall be granted after February 1, 2020, which is 10 years from the date the 2010 Plan was initially adopted. A stock option may be exercised in whole or in installments, which may be cumulative. Shares of common stock purchased upon the exercise of a stock option must be paid for in full at the time of the exercise in cash or such other consideration determined by the compensation committee. Payment may include tendering shares of common stock or surrendering of a stock award, or a combination of methods.

The 2010 Plan will be administered by the compensation committee. The compensation committee has full and exclusive power within the limitations set forth in the 2010 Plan to make all decisions and determinations regarding the selection of participants and the granting of awards; establishing the terms and conditions relating to each award; adopting rules, regulations and guidelines; and interpreting the 2010 Plan. The Compensation Committee will determine the appropriate mix of stock options and stock awards to be granted to best achieve the objectives of the 2010 Plan. The 2010 Plan may be amended by the Board or the compensation committee, without the approval of stockholders, but no such amendments may increase the number of shares issuable under the 2010 Plan or adversely affect any outstanding awards without the consent of the holders thereof. The total number of shares that may be issued shall not exceed 5,000,000, subject to adjustment in the event of certain recapitalizations, reorganizations and similar transactions.

MusclePharm Corporation and Subsidiary
Notes to Consolidated Financial Statements
June 30, 2011
(unaudited)

The following is a summary of the Company’s stock option activity:
	Options	Weighted Average Exercise Price		Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance – December 31, 2010 – outstanding	2,767,500		$0.50		$-
Balance – December 31, 2010 – exercisable	2,767,500		$0.50		$-
Granted		$
Exercised		$
Forfeited		$
Balance – June 30, 2011 – outstanding	2,767,500		$0.50	1.25 years	$-
Balance - June 30, 2011 – exercisable	2,767,500		$0.50	1.25 years	$-

Grant date fair value of options granted – 2011		$
Weighted average grant date fair value – 2011		$

Outstanding options held by related parties – 2011	2,000,000
Exercisable options held by related parties – 2011	2,000,000
Fair value of stock options granted to related parties – 2011	$-

(C) Stock Warrants

During the six months ended June 30, 2011, the Company issued 58,893,333 stock warrants attached to certain convertible debt (Note 5A). The Company recorded the fair value of the discount to additional paid in capital.  The Company is amortizing the discount over the life of the convertible debt.

In addition, the Company issued 200,000 5 year stock purchase warrants with exercise prices ranging from $0.08 - $0.10 per share for services rendered.  The Company recorded an expense of $16,200 as a result of the issuance.

The Company applied fair value accounting for stock warrant issuance. The fair value of each stock warrant granted is estimated on the date of issuance using the Black-Scholes option-pricing model. The Black-Scholes assumptions used at issuance are as follows:

MusclePharm Corporation and Subsidiary
Notes to Consolidated Financial Statements
June 30, 2011
(unaudited)

Exercise price	$0.025 - $1.50
Expected dividends	0%
Expected volatility	180%
Risk fee interest rate	1.16%
Expected life of warrants	2.5 to 5 years
Expected forfeitures	0%

The following is a summary of the Company’s stock warrant activity:

	Warrants	Weighted Average Exercise Price

Outstanding – December 31, 2010	750,000	$1.50
Exercisable – December 31, 2010	750,000	$1.50
Granted	59,093,333	$0.08
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – June 30, 2011	59,843,333	$0.09
Exercisable – June 30, 2011	59,843,333	$0.51

	Warrants Outstanding			Warrants Exercisable

Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.025- $1.50	59,843,333	2.64 years	$0.09	59,843,333	$0.09

At June 30, 2011 and December 31, 2010, the total intrinsic value of warrants outstanding and exercisable was $0 and $0, respectively.

Note 8 Commitments and Contingencies

(A)	Factoring Agreement

In April 2010, the Company entered into a factoring agreement and sold its accounts receivable.  During 2010, the Company entered into legal proceedings with the factor, as a result of the Company’s customers not remitting funds directly to the factor.

MusclePharm Corporation and Subsidiary
Notes to Consolidated Financial Statements
June 30, 2011
(unaudited)

A settlement, of $96,783, was reached on November 10, 2010. During 2010, the Company repaid $25,000, leaving a remaining balance of $71,783 due to factor.  In January 2011, the Company paid $10,000.

On February 28, 2011, the remaining $65,930, inclusive of fees and interest, was settled with the issuance of 2,187,666 shares of common stock, having a fair value of $126,885 ($0.058/share), based upon the quoted closing trading price. The Company recorded a loss on this debt settlement of $60,955.

At June 30, 2011, the Company no longer factors its accounts receivable.

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

On December 22, 2010, the Company became involved in a business dispute with a manufacturer, seller and distributor of their product line (the “manufacturer”) regarding their respective obligations. The parties settled their dispute in private mediation.  As a result of the settlement, the Company agreed to pay a maximum of $425,000.  The Company issued 511,509 shares in 2010 of common stock having a fair value of $100,000.  The Company settlement the balance due in 2011, by issuing 4,932,500 shares of common stock, having a fair value of $187,435($0.038/share), based upon the quoted closing settled trading price.  The Company recorded a loss on debt settlement of $88,785.

(C) Taxes

As of June 30, 2011, accounts payable and accrued expenses included a balance of approximately $320,000 pertaining to accrued payroll taxes.  The taxes represent employee withholdings that have yet to be remitted to the taxing agencies. The balance consists of the following;

Prior to the Company becoming a publicly traded company in February 2010, the Company existed as an LLC, which had accrued payroll taxes/penalties/interest of approximately $53,000.

As of the filing of this report, the Company repaid approximately $170,000.  The remaining $150,000 is expected to be repaid in the third quarter of 2011

Accrued payroll taxes – MusclePharm, Inc.	$222,000
Accrued payroll taxes/penalties/interest – MusclePharm, LLC	$53,000
Accrued penalties and interest - MusclePharm, Inc	$45,000
$320,000
Payment in July 2011	$(170,000)
Balance due	$150,000

Note 9 Subsequent Event

Conversion of Debt and Demand Loans and Accrued Interest

During the period July 1, 2011 to August 15, 2011, 10 noteholders converted common stock payable and notes totaling $471,847 into 29,383,074 shares of the Company’s common stock. The amounts previously accounted for as common stock payable reflected the fact that the Company had received conversion notices from its debt holders, but did not have sufficient authorized shares to settle these conversions.

MusclePharm Corporation and Subsidiary
Notes to Consolidated Financial Statements
June 30, 2011
(unaudited)

Issuance of Stock for Services

On July 31, 2011, the Company issued a consultant 375,000 shares, for services rendered, having a fair value of $15,000 ($0.04/share), based upon the fair value of services rendered.

Issuance of Stock for Cash

On July 7, 2011, the Company issued 20,000,000 shares of common stock  for $500,000 ($0.025/share).

Endorsement Contract

On July 20, 2011, the Company entered into a two-year endorsement agreement with a celebrity athlete.  The athlete will evaluate and promote certain Company products as well as consent to the use his of name, photograph, appearance, likeness, reputation, voice and signature, as is customary in endorsement agreements.  In return, the athlete will receive the following compensation:

•	Cash compensation: $200,000 per year;

•	$100,000 in stock based compensation payable over the term of the contract; and

•	Additional cash and stock compensation based on the athlete achieving various milestones in profession.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This report and other reports filed by our Company from time to time with the SEC contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, our management as well as estimates and assumptions made by our management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof.  When used in the filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to us or our management identify forward-looking statements. Such statements reflect our current view with respect to future events and are subject to risks, uncertainties, assumptions, and other factors.  Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Business Strategy

Our primary focus at the current time is on the following:

1.	Increase our distribution and sales;

2.	Continue aggressive marketing campaign to further build upon our brand and market awareness and recognition;

3.	Conduct additional testing of the safety and efficacy of our products; and

4.	Hire additional key employees to continue to strengthen the Company.

Results of Operations

For the Six Months Ended June 30, 2011 and 2010 (unaudited):

	Six months ended
	June 30, 2011	June 30, 2010
Sales	$7,320,580	$1,726,697
Gross profit	$2,514,715	$534,089
General and administrative expenses	$(5,495,708)	$(5,661,122)
Loss from operations	$(2,980,993)	$(5,127,033)
Other expenses	$(9,467,552)	$(674,343)
Net Loss	$(12,448,545)	$(5,801,376)
Net loss per common share – basic and diluted	$(0.07)	$(0.21)

Sales

Sales were $7,320,580 for the six months ended June 30, 2011, as compared to $1,726,697 for the comparable six months ended June 30, 2010.  The significant increase in sales was primarily attributable to increased brand awareness.  Since inception, the Company has focused on an aggressive marketing plan to penetrate the market.  As a direct result of the aggressive marketing plan, our products are currently being offered in more retail stores, both domestic and international, and our products are receiving better shelf placement.

Gross Profit

Gross profit percentage strengthened from 30% during the six months ended June 30, 2010, to 34% during the six months ended June 30, 2011.  The increase in the gross profit percentage is primarily attributable to the Company’s ability to negotiate more favorable terms due to the increased volume in product sales.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2011, were $5,495,708, as compared to $5,661,122 for the comparable six months ended June 30, 2010.  The $165,414 decrease is attributable to a substantial decrease in stock based compensation of $2,011,364.  The major decrease in stock based compensation was offset by an increase in employee compensation.  The Company’s employee headcount increased from 12 employees during the six months ended June 30, 2010, to 16 employees during the six months ended June 30, 2011.  In addition, the Company experienced significant growth, and as a direct result, general overhead has increased.

Loss from Operations

Loss from operations for the six months ended June 30, 2011, was $2,980,993 as compared to $5,127,033 for the comparable six months ended June 30, 2010.  The decrease in operating loss is primarily attributable to the aggressive marketing plan and the Company’s ability to gain brand recognition resulting in increased sales during the six months ended June 30, 2011 as compared to the six months ended June 30, 2010.

Other expenses

Other expenses for the six months ended June 30, 2011, were $9,467,552, as compared to $674,343 for the comparable six months ended June 30, 2010.  The increase in other expenses of $8,793,209 is primarily attributable to the financing transactions the Company entered into during the six months ended June 30, 2011.  The Company issued $3,753,733 in convertible notes during the six months ended June 30, 2011.  These notes bore interest at rates ranging from 6% to 12% per annum.  Interest expense during the six months ended June 30, 2011, increased $2,828,047 as compared to the comparable six months ended June 30, 2010.  In addition, the convertible notes contained embedded derivatives, due to the Company not being able to determine the number of shares needed to settle the conversion priveledge.  As a result, on the commitment date of each financing, the Company recorded an aggregate derivative expenses of $4,057,859 and on the date of remeasurement, which is June 30, 2011, a change in fair market value of $634,770.  There were no derivative liabilities recorded as of June 30, 2010.

The Company also issued shares of the Company’s common stock to satisfy aged accounts payable, accrued expenses and debt.  The Company recorded a loss on settlement in the amount of $2,542,073 as a result of these transactions.

Net Loss

Net loss for the six months ended June 30, 2011, was $12,448,545 or loss per share of $(0.07), as compared to $5,801,376 or loss per share of $(0.21) for the comparable six months ended June 30, 2010.

Inflation did not have a material impact on the Company’s operations for the period.  Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s results of operations.

For the Three Months Ended June 30, 2011 and 2010 (unaudited):

	Three months ended
	June 30, 2011	June 30, 2010
Sales	$3,802,806	$468,109
Gross profit	$1,321,149	$106,859
General and administrative expenses	$(3,214,917)	$(2,982,236)
Loss from operations	$(1,893,768)	$(2,875,377)
Other expenses	$(5,542,854)	$(316,283)
Net Loss	$(7,436,623)	$(3,191,660)
Net loss per common share – basic and diluted	$(0.04)	$(0.11)

Sales

Sales were $3,802,806 for the three months ended June 30, 2011, as compared to $468,109 for the comparable three months ended June 30, 2010.  The significant increase in sales was primarily attributable to increased brand awareness.  Since inception, the Company has focused on an aggressive marketing plan to penetrate the market.  As a direct result of the aggressive marketing plan, our products are currently being offered in more retail stores, both domestic and international, and our products are receiving better shelf placement.

Gross Profit

Gross profit percentage strengthened from 23% during the three months ended June 30, 2010 to 35% during the three months ended June 30, 2011.  The increase in the gross profit percentage is primarily attributable to the Company’s ability to negotiate more favorable terms due to the increased volume in product sales.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2011, were $3,214,917, as compared to $2,982,236 for the comparable three months ended June 30, 2010.  The $232,681 increase is attributable to a a slight increase in employee compensation.  The Company’s employee headcount increased from 12 employees during the three months ended June 30, 2010, to 15 employees during the three months ended June 30, 2011.  In addition, due to the Company experience in growth in sales, expenses have increased accordingly.

Loss from Operations

Loss from operations for the three months ended June 30, 2011, was $1,893,768 as compared to $2,875,377 for the comparable three months ended June 30, 2010.  The decrease in operating loss is primarily attributable to the aggressive marketing plan and the Company’s ability to gain brand recognition resulting in increased sales during the three months ended June 30, 2011 as compared to the three months ended June 30, 2010.

Other expenses

Other expenses for the three months ended June 30, 2011, were $5,542,854, as compared to $316,283 for the comparable three months ended June 30, 2010.  The increase in other expenses of $5,226,571 is primarily attributable to features associated with the financing transactions the Company entered into during the three months ended June 30, 2011.  Interest expense during the three months ended June 30, 2011, increased approximately $2,667,185 as compared to the comparable three months ended June 30, 2010.  In addition, the convertible notes contained embedded derivatives, due to the Company not being able to determine the number of shares needed to settle the conversion priviledge.  As a result, on the commitment date of each financing, the Company recorded an aggregate derivative expenses of $2,698,490 and on the date of remeasurement, which is June 30, 2011, a change in fair market value of $766,487.  There were no derivative liabilities recorded for the three months ended June 30, 2010.

The Company also issued shares of the Company’s common stock to satisfy aged accounts payable, accrued expenses and debt.  The Company recorded a loss on settlement in the amount of $627,384 as a result of these transactions.

Net Loss

Net loss for the three months ended June 30, 2011, was $7,436,623 or loss per share of $(0.03), as compared to $3,191,660 or loss per share of $(0.11) for the comparable three months ended June 30, 2010.

Inflation did not have a material impact on the Company’s operations for the period.  Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s results of operations.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at June 30, 2011 compared to December 31, 2010.

	June 30, 2011 (unaudited)	December 31, 2010	Increase/Decrease
Current Assets	$3,308,665	$1,406,310	$1,902,355
Current Liabilities	$10,346,583	$4,215,649	$6,130,934
Working Capital (Deficit)	$(7,037,918)	$(2,809,339)	$(4,228,579)

As June 30, 2011, we had a working capital deficit of $7,037,918, as compared to a working capital deficit of $2,809,339, at December 31, 2010, a decrease of $(4,228,579).  The decrease is primarily attributable to the Company issuing $3,735,733 in convertible notes during the six months ended June 30, 2011.  The Company continues to devote significant resources to continue aggressively market the product line.

Net cash used for operating activities for the six months ended June 30, 2011 and 2010 was $(2,645,448) and $(1,527,797), respectively.  The net loss for the six months ended June 30, 2011 and 2010 was $(12,448,545) and $(5,801,376), respectively.

Net cash used for investing activities for the six months ended June 30, 2011 and 2010 was $(324,435) and $(6,884), respectively.  The Company purchased gym and office equipment during the six months ended June 30, 2011.

Net cash obtained through all financing activities for the six months ended June 30, 2011 was $3,443,990, as compared to $1,534,681 for the six months ended June 30, 2010.

Going Concern

As reflected in the accompanying unaudited interim consolidated financial statements, the Company had a net loss of $12,448,545 and net cash used in operations of $2,645,448 for the six months ended June 30, 2011, and a working capital deficit and stockholders’ deficit of $7,037,918 and $5,561,132, respectively, at June 30, 2011.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Financings

Our primary source of operating cash has been through the sale of equity and through the issuance of convertible secured promissory notes.

The Company continues to explore potential expansion opportunities in the industry in order to boost sales, while leveraging distribution systems to consolidate lower costs.  The Company needs to continue to raise money in order execute the business plan.

Off-Balance Sheet Arrangements

Other than the operating leases, as of June 30, 2011, the Company did not have any off-balance sheet arrangements.

We are obligated under an operating lease for the rental of office space. Future minimum rental commitments with a remaining term in excess of one year as of June 30, 2011 are as follows:

PERIODS ENDING DECEMBER 31,

2011	$40,152
2012	87,560
2013	93,448
2014	99,576
2015	105,704
Total minimum lease payments	$426,439

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

Recent Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have an effect on the Company’s consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not hold any derivative instruments and do not engage in any hedging activities.

ITEM 4.  CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports we file pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”), to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide a reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Management designed the disclosure controls and procedures to provide reasonable assurance of achieving the desired control objectives.

We carried out an evaluation, under the supervision and with the participation of our management, including our PEO and PFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report.  Based upon that evaluation, the PEO and PFO concluded that the Company’s disclosure controls and procedures were ineffective.

(b) Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On April 6, 2011, the Company issued securities exempt from the registration requirements of the Securities Act pursuant to Section 3(a)(10) of the Securities Act, to a third party fund.  Pursuant to this transaction, on April 6, 2011, the Company directed its transfer agent to issue and deliver to the third party 2,000,000 shares of the Company’s common stock subject to adjustment, in satisfaction of a debt in the amount of $50,000.

On April 15, 2011, the Company issued securities exempt from the registration requirements of the Securities Act pursuant to Section 3(a)(10) of the Securities Act, to a third party fund.  Pursuant to this transaction, on April 15, 2011, the Company directed its transfer agent to issue and deliver to the third party 2,000,000 shares of the Company’s common stock subject to adjustment, in satisfaction of a debt in the amount of $58,644.

On April 15, 2011, the Company issued 100,000 shares of the Company’s common stock to a consultant for services to be rendered at a fair value of $8,100 ($0.081/share), based upon the quoted closing price trading price on the date of issuance.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On April 27, 2011, a convertible noteholder converted $8,225 in principal into 350,000 shares of the Company’s common stock.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On April 27, 2011, the Company raised gross proceeds of $40,000 through the sale of a (6 months) convertible note at a conversion price of 60% of the average of the lowest three closing prices in the ten days preceding a conversion date.  The notes bear interest at annual rates of between 8% - 10%.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On April 27, 2011, the Company raised gross proceeds of $40,000 through the sale of a (6 months) convertible note at a conversion price of 60% of the average of the lowest three closing prices in the ten days preceding a conversion date.  The notes bear interest at annual rates of between 8% - 10%.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On April 28, 2011, a convertible noteholder converted $25,208 in principal into 892,326 shares of the Company’s common stock.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On April 29, 2011, a convertible noteholder converted $25,170 in principal into 923,685 shares of the Company’s common stock.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On April 30, 2011, the Company issued 319,149 shares of the Company’s common stock to a consultant for services to be rendered at a fair value of $15,000 ($0.047/share), based upon contract value.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On May 1, 2011, the Company issued 3,723,404 shares of the Company’s common stock to a consultant for services to be rendered at a fair value of $175,000 ($0.047/share), based upon the quoted closing price trading price on the date of issuance.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On May 1, 2011, the Company issued 500,000 shares of the Company’s common stock to a consultant for services to be rendered at a fair value of $23,500 ($0.047/share), based upon the quoted closing price trading price on the date of issuance.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On May 2, 2011, a convertible noteholder converted $25,219 in principal into 951,667 shares of the Company’s common stock.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On May 6, 2011, the Company raised gross proceeds of $125,000 through the sale of a (6 month) convertible note at a conversion price equal to the lesser of (i) the average of the lowest two closing prices during the five days preceding a conversion date or (ii) $0.025/share.  The notes bear interest at an annual rate of 12%.  The Company also issued 5,000,000 common stock purchase warrants with an exercise price of $0.03 per share to certain accredited investors.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On May 11, 2011, a convertible noteholder converted $36,400 in principal into 1,400,000 shares of the Company’s common stock.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On May 11, 2011, a convertible noteholder converted $36,400 in principal into 1,400,000 shares of the Company’s common stock.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On May 12, 2011, the Company issued securities exempt from the registration requirements of the Securities Act pursuant to Section 3(a)(10) of the Securities Act, to a third party fund.  Pursuant to this transaction, on May 12, 2011, the Company directed its transfer agent to issue and deliver to the third party 3,023,040 shares of the Company’s common stock subject to adjustment, in satisfaction of a debt in the amount of $75,576.

On May 17, 2011, a convertible noteholder converted $10,228 in principal into 417,467 shares of the Company’s common stock.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On May 17, 2011, a convertible noteholder converted $10,228 in principal into 417,467 shares of the Company’s common stock.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On May 17, 2011, a convertible noteholder converted $2,018 in principal into 82,834 shares of the Company’s common stock.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On May 19, 2011, a convertible noteholder converted $10,067 in principal into 402,667 shares of the Company’s common stock.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On May 19, 2011, a convertible noteholder converted $40,088 in principal into 1,083,450 shares of the Company’s common stock.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On May 19, 2011, a convertible noteholder converted $10,024 in principal into 237,256 shares of the Company’s common stock.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On May 19, 2011, a convertible noteholder converted $9,018 in principal into 243,722 shares of the Company’s common stock.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On May 19, 2011, a convertible noteholder converted $10,022 in principal into 230,388 shares of the Company’s common stock.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On May 19, 2011, a convertible noteholder converted $50,110 in principal into 1,186,025 shares of the Company’s common stock.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On May 19, 2011, a convertible noteholder converted $25,110 in principal into 865,848 shares of the Company’s common stock.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On May 19, 2011, a convertible noteholder converted $25,110 in principal into 865,848 shares of the Company’s common stock.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On May 19, 2011, a convertible noteholder converted $5,034 in principal into 165,048 shares of the Company’s common stock.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On May 19, 2011, a convertible noteholder converted $25,170 in principal into 825,241 shares of the Company’s common stock.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On May 19, 2011, a convertible noteholder converted $10,068 in principal into 335,598 shares of the Company’s common stock.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On May 19, 2011, a convertible noteholder converted $5,140 in principal into 102,805 shares of the Company’s common stock.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On May 19, 2011, a convertible noteholder converted $15,102 in principal into 554,199 shares of the Company’s common stock.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On May 19, 2011, the Company issued securities exempt from the registration requirements of the Securities Act pursuant to Section 3(a)(10) of the Securities Act, to a third party fund.  Pursuant to this transaction, on May 19, 2011, the Company directed its transfer agent to issue and deliver to the third party 4,031,853 shares of the Company’s common stock subject to adjustment, in satisfaction of a debt in the amount of $100,796.

On May 20, 2011, the Company issued securities exempt from the registration requirements of the Securities Act pursuant to Section 3(a)(10) of the Securities Act, to a third party fund.  Pursuant to this transaction, on May 20, 2011, the Company directed its transfer agent to issue and deliver to the third party 3,774,744 shares of the Company’s common stock subject to adjustment, in satisfaction of a debt in the amount of $83,044.

On May 24, 2011, a convertible noteholder converted $39,000 in principal into 1,500,000 shares of the Company’s common stock.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On May 27, 2011, a convertible noteholder converted $25,000 in principal into 1,250,000 shares of the Company’s common stock.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On May 31, 2011, a convertible noteholder converted $78,000 in principal into 3,000,000 shares of the Company’s common stock.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On May 31, 2011, the Company issued 333,333 shares of the Company’s common stock to a consultant for services to be rendered at a fair value of $15,000 ($0.045/share), based upon contract value.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On May 31, 2011, the Company raised gross proceeds of $10,000 through the sale of a (1 Month) convertible notes at a conversion price of the average 10 day trade pricing divided by 200% of the outstanding principal balance.  The notes bear interest at a rate of 8%.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On June 2, 2011, a convertible noteholder converted $125,345 in principal into 3,679,355 shares of the Company’s common stock.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On June 2, 2011, the Company issued securities exempt from the registration requirements of the Securities Act pursuant to Section 3(a)(10) of the Securities Act, to a third party fund.  Pursuant to this transaction, on June 2, 2011, the Company directed its transfer agent to issue and deliver to the third party 4,932,500 shares of the Company’s common stock subject to adjustment, in satisfaction of a debt in the amount of $98,650.

On June 3, 2011, a convertible noteholder converted $15,000 in principal into 625,000 shares of the Company’s common stock.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On June 3, 2011, the Company issued securities exempt from the registration requirements of the Securities Act pursuant to Section 3(a)(10) of the Securities Act, to a third party fund.  Pursuant to this transaction, on June 3, 2011, the Company directed its transfer agent to issue and deliver to the third party 2,777,777 shares of the Company’s common stock subject to adjustment, in satisfaction of a debt in the amount of $50,000.

On June 7, 2011, the Company issued a noteholder 402,667 shares of the Company’s common stock in consideration for an extension of the noteholder’s note.  The issuance was recorded as interest at a fair value of $14,778 ($0.037/share) based upon the quoted closing price of the Company’s common stock on the date of issuance.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On June 8, 2011, a convertible noteholder converted $50,000 in principal into 2,840,910 shares of the Company’s common stock.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On June 9, 2011, a convertible noteholder converted $63,473 in principal into 3,100,000 shares of the Company’s common stock.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On June 14, 2011, the Company raised gross proceeds of $40,000 through the sale of a (9 months) convertible note at a conversion price of 60% of the average of the lowest three closing prices in the ten days preceding a conversion date.  The notes bear interest at annual rates of between 8% - 10%.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On June 20, 2011, a convertible noteholder converted $50,000 in principal into 4,132,232 shares of the Company’s common stock.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On June 20, 2011, a convertible noteholder converted $71,663 in principal into 4,500,000 shares of the Company’s common stock.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On June 23, 2011, a convertible noteholder converted $47,775 in principal into 3,000,000 shares of the Company’s common stock.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On June 27, 2011, the Company issued securities exempt from the registration requirements of the Securities Act pursuant to Section 3(a)(10) of the Securities Act, to a third party fund.  Pursuant to this transaction, on June 27, 2011, the Company directed its transfer agent to issue and deliver to the third party 3,636,363 shares of the Company’s common stock subject to adjustment, in satisfaction of a debt in the amount of $40,000.

On June 29, 2011, a convertible noteholder converted $15,000 in principal into 955,414 shares of the Company’s common stock.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On June 29, 2011, a convertible noteholder converted $20,000 in principal into 1,273,885 shares of the Company’s common stock.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On June 30, 2011, a convertible noteholder converted $6,600 in principal into 417,722 shares of the Company’s common stock.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On June 30, 2011, the Company issued 500,000 shares of the Company’s common stock to a consultant for services to be rendered at a fair value of $15,000 ($0.030/share), based upon contract value.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES.

There were no defaults upon senior securities during the quarter ended June 30, 2011.

ITEM 4.  (REMOVED AND RESERVED).

ITEM 5.  OTHER INFORMATION.

On August 15, 2011, the Company amended its certificate of incorporation by filing a certificate of designation with Secretary of State of Nevada that designates a series of convertible preferred stock (the “Series B Convertible Preferred Stock”).  The Series B Convertible Preferred Stock described above is qualified in its entirety by reference to the certificate of designation, a copy of which is attached as an exhibit to this report and is incorporated herein by reference.

On August 15, 2011, the Company entered into an employment agreement (the “Pyatt Employment Agreement”) with Brad J. Pyatt, individually, pursuant to which Mr. Pyatt will serve as the Company’s Chief Executive Officer (the “CEO”).  The term of the Pyatt Employment Agreement is for a period of sixty (60) months, commencing retroactively on January 1, 2011, and expiring on December 31, 2015 (the “Pyatt Term”).  Pursuant to the terms of the Employment Agreement, the CEO is to receive a base salary of $250,000 for the 2011 calendar year; $350,000 for the 2012 calendar year; $400,000 for the 2013 calendar year; $450,000 for the 2014 calendar year; and $500,000 for the 2015 calendar year.  Further, the CEO shall receive, upon execution of the Pyatt Employment Agreement, 31 shares of the Company’s Series B Preferred Stock. In addition, upon the three year anniversary of the Pyatt Employment Agreement, the CEO shall receive 10,000 shares of the Company’s Series A Preferred Stock.

During the Pyatt Term, the CEO’s responsibilities will include all aspects of the day to day business operations of the Company.  The CEO shall also be responsible for determining necessary strategic partnerships and investment opportunities relating to the Company, both nationally and internationally, and shall have wide discretion in implementing the vision, strategic goals and operational mission of the Company. The CEO shall, on a full time and exclusive basis, devote all of his business time, attention and energies to the operations of the Company and other duties as required by the Pyatt Employment Agreement, and shall use his best efforts to advance the best interests of the Company.

The description of the Pyatt Employment Agreement does not purport to be complete and is qualified in its entirety by reference to such document, a copy of which is attached hereto as Exhibit 10.1 and incorporated herein by reference.

On August 15, 2011, the Company entered into an employment agreement (the “Gregory Employment Agreement”) with Cory Gregory, individually, pursuant to which Mr. Gregory will serve as the Company’s Senior President (the “Senior President”).  The term of the Gregory Employment Agreement is for a period of sixty (60) months, commencing retroactively on January 1, 2011, and expiring on December 31, 2015 (the “Gregory Term”).  Pursuant to the terms of the Gregory Employment Agreement, the Senior President  is to receive a base salary of $150,000 for the 2011 calendar year; $200,000 for the 2012 calendar year; $250,000 for the 2013 calendar year; $300,000 for the 2014 calendar year; and $350,000 for the 2015 calendar year.  Further, the Senior President shall receive, upon execution of the Gregory Employment Agreement, 20 shares of the Company’s Series B Preferred Stock.  In addition, upon the three year anniversary of the Gregory Employment Agreement, the Senior President shall receive 10,000 shares of the Company’s Series A Preferred Stock.

During the Gregory Term, the Senior President’s responsibilities will include, but shall not be limited to, on a full time and exclusive basis, devoting all of his business time, attention and energies to the operations of the Company and other duties as required by the Gregory Employment Agreement and as directed by the Board of Directors, and shall use his best efforts to advance the best interests of the Company.

The description of the Gregory Employment Agreement does not purport to be complete and is qualified in its entirety by reference to such document, a copy of which is attached hereto as Exhibit 10.2 and incorporated herein by reference.

ITEM 6.  EXHIBITS.

Exhibit No.	Description

3.1	Certificate of Designation of Series B Convertible Preferred Stock.

10.1	Employment Agreement, dated August 15, 2011, by and between the Company and Brad Pyatt.

10.2	Employment Agreement, dated August 15, 2011, by and between the Company and Cory Gregory.

31.1	Certification of the Principal Executive Officer of MusclePharm Corporation, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Principal Accounting Officer of MusclePharm Corporation, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Principal Executive Officer of MusclePharm Corporation, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Accounting Officer of MusclePharm Corporation, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MUSCLEPHARM CORPORATION

Date: August 16, 2011	By:	/s/ Brad J. Pyatt
Name: Brad J. Pyatt
Title: Chief Executive Officer
(Principal Executive Officer)

Date: August 16, 2011	By:	/s/ Lawrence S. Meer
Name: Lawrence S. Meer
Title: Chief Financial Officer
(Principal Financial Officer) (Principal Accounting Officer)