Form 10-K/A
period 2010-12-31
MusclePharm Corp
filed 2011-09-27
CIK 1415684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

(303) 396-6100
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Non-accelerated filer	☐

Accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of registrant’s voting and non-voting common equity held by non-affiliates (as defined by Rule 12b-2 of the Exchange Act) computed by reference to the average bid and asked price of such common equity on June 30, 2011, was $5,637,180.  As of September 26, 2011, the registrant has one class of common equity, and the number of shares outstanding of such common equity was 307,964,602.

EXPLANATORY NOTE

On April 1, 2011, MusclePharm Corporation, a Nevada corporation (the “Company”), filed its annual report on Form 10-K for the year ended December 31, 2010 (the “Annual Report”).  On September 19, 2011, the Company received comments from the U.S. Securities and Exchange Commission relating to the Annual Report.  This amendment to the Annual Report is being filed in response to such comments.

Specifically, this amendment is being furnished to (i) revise one risk factor in Item 1A – Risk Factors, to delete a reference to Leonard K. Armenta, the Company’s former Executive Vice President, who resigned on September 16, 2011, and to insert a reference to John H. Bluher, the Company’s Chief Operating Officer and Jeremy DeLuca, the Company’s President and Chief Marketing Officer, and  (see page 9); (ii) revise Item 10 – Directors and Executive Officers, to provide proper disclosure in accordance with Item 401(e) of Regulation S-K; (iii) revise Item 11 – Executive Compensation, to denote Mr. Armenta’s resignation; (iv) update Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters; (v) revise Item 13 – Certain Relationships and Related Transactions, and Director Independence, to provide revised disclosure in accordance with Item 404(a) of Regulation S-K; (vi) revise Item 15 – Exhibits, Financial Statement Schedules, in order to include certain omitted Company filings; and (vii) to update the signature page and officer certifications.  No other items of the Annual Report were affected by these amendments and as such, all other items contained in this amended report speak to the original date of filing, April 1, 2011.

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

IF WE ARE UNABLE TO RETAIN KEY PERSONNEL, OUR ABILITY TO MANAGE OUR BUSINESS EFFECTIVELY AND CONTINUE OUR GROWTH COULD BE NEGATIVELY IMPACTED.

Key management employees include Brad J. Pyatt, Cory Gregory, Jeremy DeLuca, John H. Bluher, Larry Meer and certain other individuals.  These key management employees are primarily responsible for our day-to-day operations, and we believe our success depends in large part on our ability to retain them and to continue to attract additional qualified individuals to our management team.  Currently, we do not have executed employment agreements with any of our key management employees.  The loss or limitation of the services of any of our key management employees or the inability to attract additional qualified personnel could have a material adverse effect on our business and results of operations.

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

PART III

Item 10.  Directors, Executive Offices and Corporate Governance.

Directors and Executive Officers

The following table and text sets forth the names and ages of all our directors and executive officers and our key management personnel as of September 26, 2011. All of our directors serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the Board of Directors, and are elected or appointed to serve until the next Board of Directors meeting following the annual meeting of stockholders. Also provided is a brief description of the business experience of each director and executive officer and the key management personnel during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

Name	Age	Position

Brad J. Pyatt	31	Chief Executive Officer and Director

Cory Gregory	33	Senior President and Director

Jeremy DeLuca	32	President and Chief Marketing Officer

Lawrence S. Meer	50	Chief Financial Officer

John H. Bluher	53	Chief Operating Officer

The biographies of each of our executive officers and directors are as follows:

Brad J. Pyatt, age 31, Chief Executive Officer, Director

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

The Company believes that Mr. Pyatt’s experience in the sports nutrition sector over the past five plus years, along with his background as a former professional athlete, give him an unique perspective on the nutrition industry as a whole and makes him a valuable member to the Company’s board of directors.

Cory Gregory, age 33, Senior President, Director

Mr. Gregory is currently the Senior President and member of the Company’s board of directors, roles he has served in since May 2010. Prior to joining the Company, Mr. Gregory served as the President, managing member, and owner of T3 Personal Training LLC (“T3”) from April 2009 until November 2000. T3 was a personal training service that managed and oversaw over 40 clients using 7 trainers over a ten year period. During the same period, Mr. Gregory served as President of the Ohio Natural Bodybuilding Federation, a federation founded by Mr. Gregory in 2004 which hosted 14 bodybuilding competitions over a six year period. In 2004, Mr. Gregory purchased the Old School Gym, located in Pataskala, OH, which he continues to own at present day.

The Company believes that Mr. Gregory’s extensive bodybuilding and personal training experience provide him with the insight necessary to understand the ongoing demands and changes to the nutrition industry and as such, makes him a valuable member to the Company’s board of directors.

Jeremy DeLuca, age 32, President and Chief Marketing Officer

Mr. DeLuca is the Company’s President and Chief Marketing Officer. Prior to joining the Company, from April 1999 to November 2010, Mr. DeLuca served as the President of Bodybuilding.com, an online sports nutrition and supplements company which he co-founded in 1999 (“Bodybuilding.com”). As President, Mr. DeLuca was actively involved in all aspects of Bodybuilding.com’s business, with a focus on marketing, sales, and e-commerce. Mr. DeLuca’s responsibilities also included managing all vendor relations, marketing strategies, sales promotions, store content and store site development. During Mr. DeLuca’s tenure, Bodybuilding.com grew tremendously, achieving annual sales of over $200,000,000 in 2010.

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

John H. Bluher, age 53, Chief Operating Officer

Mr. Bluher is a specialist in corporate governance for growing companies.  He is also a specialist in investment management, capital structuring, merger and acquisition, private equity and valuations of public and private companies.  He has significant experience working with corporate structuring, corporate boards and committees, risk management, and public company corporate governance.  His experience also includes negotiating transactions and purchases, and sales of assets and properties on a global basis.  He has deep experience in creating and implementing corporate governance plans, working in the corporate board room, and as director of risk, developing internal audit programs and insurance programs for public companies.  Since September 2010, Mr. Bluher has provided consulting services as a managing director of AFH Holding & Advisory LLC, a financial advisory and management consultant firm (“AFH”). At AFH, Mr. Bluher is responsible for managing transactions, business development, developing corporate governance standards and corporate structuring for companies.  Since December 2009, Mr. Bluher assisted in raising capital, marketing and co-managed Coachman Energy Funds at Caddis Capital, LLC, a private equity portfolio focused on oil and gas investments.  From February 2010 to August 2010, Mr. Bluher acted as investment banker and special financial advisor to the AARP Mutual Fund Board of Trustees in a platform divestiture.  From December 2007 to May 2009, Mr. Bluher served as managing director and general counsel at Lehman Brothers, Inc.’s (NYSE:LEH) investment management division.  Mr. Bluher also served as global chief legal and compliance officer and managing director of Neuberger Berman during this period.  From August 2004 to June 2007, Mr. Bluher served as general counsel and director of risk and Janus Capital, Inc. (NYSE:JNS).  From June 2002 to July 2004, Mr. Bluher served as executive vice president, general counsel and corporate secretary and director of risk management of Knight Trading Group (NASDAQ:NITE).  From January 2001 to May 2002, Mr. Bluher served as senior vice president and global chief compliance officer for Prudential Securities, Inc. (NYSE:PRU).  From October 1997 to January 2001, Mr. Bluher served as general counsel and chief compliance officer of Sun America, Inc. (NYSE:SAI) later (NYSE:AIG).  From 1992 – 1997, Mr. Bluher served as senior vice president, regional and divisional Counsel at Prudential Securities, Inc.  From 1987 to 1992, Mr. Bluher was senior counsel for the Division of Enforcement at the Securities and Exchange Commission.  Mr. Bluher holds a Bachelor of Science and a J.D. degree from the University of Wyoming and holds FINRA Series 7, Series 24 and Series 14 licenses.  He has served on the boards of ICI Mutual Insurance Company, the NASDAQ Chairman’s Advisory Board, Cherry Hills Founders Group, Inc., Targeted Medical Pharma, Inc. and Safe Communications, Inc., and the University of Wyoming Foundation Board, and College of Law Advisory Board. Mr. Bluher is a frequent speaker at financial services industry meetings and conferences.

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

Dr. Richard Ogden PHD, (CSCS) – Medical Advisor

Dr. Odgen's career in clinical research and development spans nearly forty years. After earning a Ph.D. from Cambridge University, his career started with postdoctoral research studying RNA transcription and processing. Following that, he undertook independent research, funded by the National Science Foundation. In 1984, he joined Agouron Pharmaceuticals, Inc. as one of its founding scientists. Following Agouron's merger with Pfizer, he served as a Senior Director and was the scientific liaison for the Agouron/Pfizer commercial and corporate organizations. In this role, he worked with organizations all over the world. In 2006, Dr. Ogden, co-founded RORR Inc., a medical, scientific Consulting and Education company with clients in the U.S. and Europe. In addition to publication in numerous medical journals, he is co-editor of two books relating to AIDS therapy.

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
								Non-Equity
								Incentive
				Bonus	Stock		Option	Plan	All Other
Name and Principal Position		Year	Salary ($)	($)(1)	Awards ($)		Awards ($)	Compensation ($)	Compensation ($)	Total($)
(a)		(b)	(c)	(d)	(e)		(f)	(g)	(h)	(i)
Brad J. Pyatt		2010	$194,821	$0	$2,650,000	]	$0	$0	$0	$2,844,821
Chief Executive Officer		2009	$133,992	$0	$0		$0	$0	$0	$133,992

Cory Gregory		2010	$78,892	$0	$2,650,000		$0	$0	$0	$2,728,892
President		2009	$17,846	$0	$0		$0	$0	$0	$17,846
Lawrence S. Meer		2010	$75,493	$0	$0		$228,000	$0	$0	$303,493
Chief Financial Officer

Leonard K. Armenta		2010	$83,215	$0	$0		$228,000	$0	$0	$311,215
Executive Vice President	(1)	2009	$54,799	$0	$0		$0	$0	$0	$54,799

(1) Resigned on September 16, 2011.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information known to MusclePharm with respect to the beneficial ownership of MusclePharm’s common stock as of September 26, 2011, unless otherwise noted, by:

•	each stockholder known to MusclePharm to own beneficially more than 5% of MusclePharm’s common stock;

•	each of MusclePharm’s directors;

•	each of MusclePharm’s executive officers; and

•	all of MusclePharm’s current directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or dispositive power with respect to securities.  Common shares relating to options or warrants currently exercisable, or exercisable within 60 days of September 26, 2011, are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person.  Except as indicated by footnote, and subject to the community property laws where applicable, the persons or entities named in the tables have sole voting and dispositive power with respect to all shares shown as beneficially owned by them.

	Amount and	Percentage
	Nature of	of
Name and Address	Beneficial	Beneficial
of Beneficial Owner	Ownership	Ownership (1)

Brad J. Pyatt, Chief Executive Officer	18,779,316	6.09%
4721 Ironton St
Denver, CO 80239

Cory Gregory, Senior President	10,483,014	3.40%
4721 Ironton St
Denver, CO 80239

Lawrence S. Meer, Chief Financial Officer	0	0%
4721 Ironton St
Denver, CO 80239

Jeremy DeLuca, President, Chief Marketing Officer	0	0%
4721 Ironton St
Denver, CO 80239

John H. Bluher, Chief Operating Officer	0	0%
4721 Ironton St
Denver, CO 80239

All executive officers and directors	29,262,330	9.50%
as a group (5 persons)

(1)	Percent of Class based on 307,964,602 common shares outstanding as of September 26, 2011.

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

On November 18, 2010, Brad Pyatt, the Company’s Chief Executive Officer, loaned the Company $100,000 and received an 8% Convertible Promissory Note exchange. On November 23, 2010, Mr. Pyatt loaned the Company $256,250 and received an 8% Convertible Promissory Note in exchange.  On December 14, 2010, Mr. Pyatt converted all principal and accrued interest underlying the notes ($358,077.40) into 7,161,548 shares of the Company’s common stock.

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

	Fiscal Year Ended	Fiscal Years Ended
	December 31, 2010	December 31, 2009
Audit and
Audit Related Fees	$110,000	$15,800
Tax Fees	$0	$0
All Other Fees	$0	$0

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

Exhibit No.	Description

2.1	Share Exchange Agreement, dated February 1, 2010, by and between Tone in Twenty, Inc. and Muscle Pharm LLC (as filed as Exhibit 2.1 on Form 8-K on February 2, 2010).

3.1	Tone In Twenty Articles of Incorporation, dated August 4, 2006 (as filed as Exhibit 3.1 to Company’s Form SB-2 Registration Statement, filed November 2, 2007).

3.2	Bylaws of MusclePharm Corporation, dated August 5, 2006 (as filed as Exhibit 3.2 to Company’s Form SB-2 Registration Statement, filed November 2, 2007).

3.3	Amended Articles of Incorporation, dated February 23, 2007 (as filed as Exhibit 3.3 to Company’s Form SB-2 Registration Statement, filed November 2, 2007).

3.4	Series A Certificate of Designation (as filed as Exhibit 3.4 to the Company’s Current Report on Form 8-K, filed on February 24, 2010).

3.5	Amended Articles of Incorporation (as filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed on May 23, 2011).

3.6	Series B Certificate of Designation (as filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed on August 16, 2011).

4.1	$1,650,000 Convertible Promissory Note (as filed as Exhibit 4.1 on Form 8-K on December 10, 2011).

4.2	$100,000 Convertible Promissory Note, dated November 18, 2010*

4.3	$256,250 Convertible Promissory Note, dated November 23, 2010*

10.1
Joint Development, Manufacturing, Distribution and Marketing Agreement, dated July 26, 2010, by and between MusclePharm Corporation and TapouT, LLC (filed as Exhibit 10.2 on Form 8-K on September 22, 2010.

10.2	Registration Rights Agreement, dated December 1, 2010, by and between MusclePharm Corporation and JMJ Financial (filed as Exhibit 10.1 on Form 8-K on December 10, 2010).

10.3	Sponsorship Agreement, dated January 18, 2011, by and between MusclePharm Corporation, and The Cincinnati Reds LLC (filed as Exhibit 10.1 on Form 8-K on January 24, 2011).

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MUSCLEPHARM CORPORATION

Dated: September 26, 2011	By:	/s/ Brad J. Pyatt
Brad J. Pyatt
Chief Executive Officer Principal Executive Officer

Dated: September 26, 2011	By:	/s/ Lawrence S. Meer
Lawrence S. Meer
Chief Financial Officer Principal Financial Officer Principal Accounting Officer

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THIS REPORT HAS BEEN SIGNED BY OR ON BEHALF OF THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED:

Signature	Title	Date

/s/ Brad J. Pyatt	Chief Executive Officer and Director	September 26, 2011
Brad J. Pyatt

/s/ Cory Gregory	Senior President and Director	September 26, 2011
Cory Gregory

/s/ Lawrence S. Meer	Chief Financial Officer	September 26, 2011
Lawrence S. Meer

/s/ Jeremy DeLuca	President and Chief Marketing Officer	September 26, 2011
Jeremy DeLuca

/s/ John H. Bluher	Chief Operating Officer	September 26, 2011
John H. Bluher

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

See accompanying notes to financial statements

MusclePharm Corporation and Subsidiary
Statement of Stockholders' Equity (Deficit)
Years Ended December 31, 2010 (Consolidated) and 2009

	Series A, Convertible
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)

Balance - December 31, 2008	-	$-	25,828,950	$25,829	$448,671	$(392,629)	$81,871

Issuance of common stock for cash	-	-	171,050	171	87,329	-	87,500

Capital contribution	-	-	-	-	16,508	-	16,508

Beneficial conversion feature - convertible debt	-	-	-	-	547,000	-	547,000

Net loss for the year ended December 31, 2009	-	-	-	-	-	(1,913,472)	(1,913,472)

Balance - December 31, 2009	-	-	26,000,000	26,000	1,099,508	(2,306,101)	(1,180,594)

Recapitalization and deemed issuance	83,333	83	70,838	71	(25,261)	-	(25,107)

Issuance of common stock:
Conversion of preferred stock to common stock	(83,333)	(83)	16,666,600	16,667	(16,584)	-	-
Conversion of convertible debt to common stock	-	-	7,708,906	7,709	1,025,791	-	1,033,500
Cash and warrants	-	-	4,167,767	4,168	1,524,508	-	1,528,676
Services - third parties	-	-	22,457,214	22,457	4,532,158	-	4,554,615
Services - third parties - future services	-	-	10,545,200	10,545	2,724,003	-	2,734,548
Services - officers	-	-	10,000,000	10,000	5,290,000	-	5,300,000
Services paid with previously issued stock to officers	-	-	-	-	1,039,500	-	1,039,500
Settlement of debt - third parties	-	-	4,165,571	4,166	1,186,898	-	1,191,064
Settlement of debt - related party			7,161,548	7,161	350,916		358,077
Settlement of accounts payable	-	-	9,014,286	9,014	424,386	-	433,400
Debt offering - additional interest expense	-	-	50,000	50	30,450	-	30,500
Extension of debt maturity date	-	-	130,000	130	95,370	-	95,500
Contract settlement in connection with lawsuit	-	-	511,509	511	99,489	-	100,000
Share based payments	-	-	-	-	630,990	-	630,990

Net loss for the year ended December 31, 2010	-	-	-	-	-	(19,569,337)	(19,569,337)

Balance - December 31, 2010	-	$-	118,649,439	$118,649	$20,012,122	$(21,875,438)	$(1,744,667)

See accompanying notes to financial statements

MusclePharm Corporation and Subsidiary
Statements of Cash Flows

	Years Ended December 31,
	2010 (Consolidated)	2009
Cash Flows From Operating Activities:
Net loss	$(19,569,337)	$(1,913,472)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	18,567	7,953
Bad debt	119,468	-
Stock issued for services - third parties	4,554,615	-
Stock issued for services - officers	5,300,000	-
Services paid with previously issued stock to officers	1,039,500	-
Stock issued to extend maturity date of debt	95,500	-
Stock issued as settlement in connection with lawsuit	100,000	-
Stock issued with unsecured debt offering - additional interest expense	30,500
Share based payments	630,990	-
Amortization of prepaid stock based compensation	768,637	-
Amortization of debt discount and debt issue costs	485,689	79,364
Loss on settlement of accounts payable	433,400	-
Derivative expense	93,638	-
Change in fair value of derivative liabilities	149,306	-
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(434,753)	(97,237)
Prepaid and other	(87,989)	(64,318)
Inventory	4,245	49,001
Deposits	32,116	13,700
Other current Assets	21,286	(2,665)
Accounts payable	1,889,454	712,958
Accrued liabilities	397,193	161,410
Deferred revenue	60,715	15,018
Due to factor	71,783	-
Net Cash Used In Operating Activities	(3,795,477)	(1,038,289)

Cash Flows From Investing Activities:
Purchases of property and equipment	(117,303)	(24,407)
Net Used In Investing Activities	(117,303)	(24,407)

Cash Flows From Financing Activities:
Cash overdraft	(17,841)	5,839
Due to related party	(27,929)	25,317
Proceeds from issuance of debt	2,140,608	932,500
Proceeds from issuance of debt - related party	358,077	-
Repayments on debt	-	(5,000)
Proceeds from issuance of common stock and warrants - net of recapitalization payment	1,503,569	-
Capital contribution	-	104,008
Net Cash Provided By Financing Activities	3,956,484	1,062,664

Net increase (decrease) in cash	43,704	(32)

Cash at beginning of year	-	32

Cash at end of year	$43,704	-
		-
Supplemental disclosures of cash flow information:
Cash paid for interest	$15,882	$5,806
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Stock issued for future services - third parties	$2,734,548	$-
Debt discount recorded on convertible debt accounted for as a derivative liability	$380,000	$-
Conversion of convertible debt and accrued interest for common stock	$1,033,500	$-
Stock issued to settle debt - third parties	$1,191,064	$-
Stock issued to settle debt - related party	$358,077	$-
Stock issued to settle accounts payable	$433,400	$-
Conversion of preferred stock to common	$83	-
Original issue discount	$37,500
Beneficial conversion feature - convertible debt	$-	547,000

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

The Company is not currently aware of any legal proceedings or claims that they believe will have, individually or in the aggregate, a material adverse affect on its business, financial condition or operating results:

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