Form 10-Q
period 2011-09-30
MusclePharm Corp
filed 2011-11-14
CIK 1415684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: September 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of November 7, 2011, there were 381,360,239 shares outstanding of the registrant’s common stock.

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements.

MusclePharm Corporation and Subsidiary
Consolidated Balance Sheets

	September 30, 2011	December 31, 2010
	(unaudited)

Assets

Current Assets
Cash	$-	$43,704
Accounts receivable	3,605,076	426,761
Prepaid stock compensation	823,261	893,240
Other current assets	245,234	42,605
Total Current Assets	4,673,570	1,406,310

Property and equipment	903,625	138,551

Prepaid stock compensation	41,728	1,088,131

Other assets	98,445	87,989

Total Assets	$5,717,368	$2,720,981

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts payable and accrued liabilites	$4,695,399	$3,155,701
Cash overdraft	27,008	-
Debt	1,023,441	289,488
Derivative liabilities	4,265,953	622,944
Deferred revenue	54,260	75,733
Due to factor	-	71,783
Total Current Liabilities	10,066,061	4,215,649

Long Term Liabilities:
Debt	792,941	250,000
Total Liabilities	10,859,002	4,465,649

Stockholders' Deficit
Series A, Convertible Preferred Stock, $0.001 par value; 10,000,000 shares
authorized, none issued and outstanding	-	-
Common Stock, $0.001 par value; 500,000,000 shares authorized,
354,374,865 and 118,649,439 issued and outstanding	354,374	118,649
Additional paid-in capital	28,711,667	20,012,122
Accumulated deficit	(34,207,675)	(21,875,438)
Total Stockholders' Deficit	(5,141,634)	(1,744,667)

Total Liabilities and Stockholders' Deficit	$5,717,368	$2,720,981

PART I – FINANCIAL INFORMATION

MusclePharm Corporation and Subsidiary
Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Sales	$5,756,426	$1,409,016	$13,077,006	$3,135,712

Cost of sales	3,838,035	927,506	8,643,900	2,120,113

Gross profit	1,918,391	481,510	4,433,106	1,015,599

General and administrative expenses	4,330,735	2,759,153	9,826,443	8,420,275

Loss from operations	(2,412,344)	(2,277,643)	(5,393,337)	(7,404,676)

Other income (expense)
Interest expense	499,800	(231,739)	(3,002,589)	(900,886)
Derivative expense	481,667	-	(3,576,192)	-
Change in fair value of derivative liabilities	1,547,185	-	2,181,955	-
Loss on settlement of accounts payable	-	(364,472)	(2,542,073)	(369,668)
Total other income (expense) - net	2,528,653	(596,211)	(6,938,899)	(1,270,554)

Net Income (loss)	$116,309	$(2,873,854)	(12,332,236)	$(8,675,230)

Net Income (loss) per common share - basic and dilutive	$0.00	$(0.08)	(0.05)	$(0.28)

Weighted average number of common shares outstanding
during the period - basic and dilutive	326,088,629	35,923,947	225,410,157	30,473,190

PART I – FINANCIAL INFORMATION

MusclePharm Corporation and Subsidiary
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash Flows From Operating Activities:
Net loss	$(12,332,236)	$(8,675,230)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	89,390	10,830
Bad debt	84,018	6,771
Stock based compensation	558,209	4,213,585
Amortization of prepaid stock based compensation	1,436,631	-
Amortization of debt discount and debt issue costs	2,659,918	714,430
Loss on extinguishment of debt	-	402,739
Derivative expense	3,576,192	-
Change in fair value of derivative liabilities	(2,181,955)	-
Loss on sale of accounts receivable	-	51,644
Loss (Gain) on settlement of accounts payable	2,542,073	(84,715)
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(3,262,333)	(730,131)
Prepaid and other	(213,152)	49,417
Inventory	-	(181,782)
Deposits	-	(4,485)
Other current Assets	-	(52,268)
Accounts payable and accrued liabilities	2,995,123	1,870,492
Deferred revenue	(21,473)	40,456
Due to factor	(5,853)	-
Net Cash Used In Operating Activities	(4,075,448)	(2,368,247)

Cash Flows From Investing Activities:
Purchases of property and equipment	(771,652)	(30,395)
Net Used In Investing Activities	(771,652)	(30,395)

Cash Flows From Financing Activities:
Proceeds from sale of accounts receivable	-	226,847
Repayment of debt - related party	-	(39,291)
Proceeds from issuance of debt	4,495,756	1,259,000
Debt issue costs	(219,368)	-
Payment for recapitalization from merger	-	(25,108)
Proceeds from issuance of common stock	500,000	1,005,692
Cash overdraft	27,008	(17,841)
Net Cash Provided By Financing Activities	4,803,396	2,409,299

Net increase (decrease) in cash	(43,704)	10,657

Cash at beginning of period	43,704	-

Cash at end of period	$-	$10,657

 PART I – FINANCIAL INFORMATION

MusclePharm Corporation and Subsidiary
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2011	2010
Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Stock issued for future services - third parties	$326,500	$-
Debt discount recorded on convertible debt accounted for as a derivative liability	$3,273,181	$-
Stock issued to settle debt - third parties	$1,521,355	$678,325
Conversion of notes to common stock	$2,379,913	$564,037
Conversion of notes to common stock payable	$-	$-
Reclassification of derivative liability to additional paid in capital	$1,024,409	$-
Beneficial conversion feature - convertible debt	$-	$426,000
Conversion of preferred stock to common stock	$-	$73
Stock issued to acquire equipment	$82,811	$-
Share cancellation	$350	$-

MusclePharm Corporation and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2011
(Unaudited)

Note 1 Nature of Operations and Basis of Presentation

Nature of Operations

MusclePharm Corporation (the “Company” or “MP”), was organized as a limited liability company in the State of Colorado on April 22, 2008.  On February 18, 2010, the Company executed a reverse recapitalization with Tone in Twenty, Inc., a then inactive public shell company, and changed its name to MusclePharm Corporation.

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

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the nine months ended September 30, 2011 are not necessarily indicative of results for the full fiscal year.

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

MusclePharm Corporation and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2011
(Unaudited)

Risks and Uncertainties

The Company operates in an industry that is subject to rapid change and intense competition. The Company's operations will be subject to significant risk and uncertainties including financial, operational, technological, regulatory and other risks, including the potential risk of business failure. Also, see Note 3 regarding going concern and liquidity matters.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less and money market accounts to be cash equivalents.  There were no cash equivalents at September 30, 2011 and at December 31, 2010.

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

Accounts receivable at September 30, 2011 and December 31, 2010:

Accounts receivable	$3,766,300	$542,863
Less: allowance for doubtful accounts	(161,224)	(116,102)
Accounts receivable – net	$3,605,076	$426,761

At September 30, 2011 and December 31, 2010, the Company had the following concentrations of accounts receivable with customers:

Customer	2011	2010
A	29%	40%
B	21%	24%
C	20%	-%
D	4%	11%

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

MusclePharm Corporation and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2011
(Unaudited)

Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances, such as service discontinuance or technological obsolescence, indicate that the carrying amount of the long-lived asset may not be recoverable. When such events occur, the Company compares the carrying amount of the asset to the undiscounted expected future cash flows related to the asset. If the comparison indicates that impairment is present, the amount of the impairment is calculated as the difference between the excess of the carrying amount over the fair value of the asset. If a readily determinable market price does not exist, fair value is estimated using discounted expected cash flows attributable to the asset.

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

  The following are the hierarchical levels of inputs to measure fair value:

●	Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
●
Level 2: Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

●
Level 3: Unobservable inputs reflecting the Company’s assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

The following are the major categories of liabilities measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010, using quoted prices in active markets for identical liabilities (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

		September 30, 2011	December 31, 2011
Derivative liabilities	Level 2	$4,265,953	$622,944

The Company's financial instruments consisted primarily of cash, accounts receivable, prepaid stock compensation, other assets, accounts payable and accrued liabilities, demand loans and short term debt. The carrying amounts of the Company's financial instruments generally approximated their fair values as of September 30, 2011 and December 31, 2010, respectively, due to the short-term nature of these instruments.

Revenue Recognition

The Company records revenue when all of the following have occurred: (1) persuasive evidence of an arrangement exists, (2) product has been shipped or delivered, (3) the sales price to the customer is fixed or determinable, and (4) collectability is reasonably assured.

MusclePharm Corporation and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2011
(Unaudited)

Depending on individual customer agreements, sales are recognized either upon shipment of products to customers or upon delivery.  The Company records sales allowances and discounts as a direct reduction of sales.  Sales for the three and nine months ended September 30, 2011 and 2010 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Sales	$5,811,685	$1,452,354	$13,321,274	$3,263,959
Discount	(55,259)	(43,338)	(244,268)	(128,247)
Sales - Net	$5,756,426	$1,409,016	$13,077,006	$3,135,712

The Company has an informal 7-day right of return for products. There were nominal returns for the three and nine months ended September 30, 2011 and 2010.

For the nine months ended September 30, 2011 and 2010, the Company had the following concentrations of revenues with customers:

Customer	2011	2010
A	39%	37%
B	14%	9%
C	-%	15%
D	6%	11%

Cost of Sales

Cost of sales represents costs directly related to the production and manufacturing of the Company’s products.

Shipping and Handling

Product sold is shipped directly to the customer from the manufacturer.  Any freight billed to customers is offset against shipping costs and included in cost of sales.

Advertising

The Company expenses advertising costs when incurred.

Advertising for the three and nine months ended September 30, 2011 and 2010 are as follows:

Three Months Ended September 30,		Nine Months Ended September 30,
2011	2010	2011	2010
$2,676,417	$1,143,663	$5,869,049	$4,199,773

MusclePharm Corporation and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2011
(Unaudited)

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

MusclePharm Corporation and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2011
(Unaudited)

Since the Company reflected a net loss for the nine months ended September 30, 2011 and 2010, respectively, the effect of considering any common stock equivalents, if exercisable, would have been anti-dilutive. A separate computation of diluted earnings (loss) per share is not presented.

Common stock equivalents consist of exercisable instruments at the balance sheet date. The Company has the following common stock equivalents at September 30, 2011 and 2010:

	2011	2010
Stock options (exercise price - $0.50/share)	2,767,500	-
Warrants (exercise price - $0.10 - $1.50/share)	56,696,327	-
Convertible debt	210,751,119	2,202,000
Total common stock equivalents	270,214,946	2,202,000

In the above table, some of the convertible debt from 2011 and 2010 contains discount to market provisions that would cause variability in the exercise price at the balance sheet date.  As a result, common stock equivalents could change at each reporting period.

Reclassification

Certain items in the 2010 financial statement presentation have been reclassified to conform to the 2011 presentation.  Such reclassifications have no effect on previously reported financial condition, operations or cash flows.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have an effect on the Company’s consolidated financial statements.

Note 3 Going Concern and Liquidity

As reflected in the accompanying unaudited interim consolidated financial statements, the Company had a net loss of $12,332,236 and net cash used in operations of $4,075,448 for the nine months ended September 30, 2011 and a working capital deficit and stockholders’ deficit of $5,392,491 and $5,141,634 respectively, at September 30, 2011. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

In response to these problems, management has taken the following actions:

●	seeking additional third party debt and/or equity financing; and

MusclePharm Corporation and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2011
(Unaudited)

●	allocate sufficient resources to continue with advertising and marketing efforts.

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

Note 4 Property and Equipment

Property and equipment consisted of the following at September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010	Estimated Useful Life
Leasehold improvements	$218,256	$67,760	*
Furniture and fixtures	759,272	55,305	3 years
Displays	32,056	32,057	5 years
Website	11,462	11,462	3 years
	1,021,046	166,584
Less: Accumulated depreciation and amortization	(117,421)	(28,033)
	$903,625	$138,551
* The shorter of 5 years or the life of the lease.

Note 5 Debt

At September 30, 2011 and December 31, 2010, debt consists of the following:

	September 30, 2011	December 31, 2010

Convertible debt – secured – derivative liabilities	$1,847,097	$380,000
Conventional convertible debt – secured	-	225,000
Convertible debt - unsecured	-	78,249
Less: debt discount	(1,159,352)	(331,261)
Convertible debt – net	687,745	351,988

Secured debt	-	187,500

Unsecured debt	1,128,637	-

Total debt	1,816,382	539,488

Less: current portion	(1,023,441)	(289,488)

Long term debt	$792,941	$250,000

Debt in default of $30,000 is included as a component of short-term debt.

(A)	Convertible Debt – Secured – Derivative Liabilities

MusclePharm Corporation and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2011
(Unaudited)

During the nine months ended September 30, 2011, the Company issued $3,798,733 in convertible debt – secured – derivative liabilities. The Company issued these debt instruments with 13 different sets of conversion terms.  The Material terms of the Company’s convertible debt – secured – derivative liabilities are as follows:

		Amount of Principal Raised
Interest Rate	6% - 12%
Default interest rate	15% - 22%
Maturity	April 5, 2011 to June 2, 2014
Conversion terms 1	Average 10 day trade pricing divided by 200% of outstanding principal balance	$827,600
Conversion terms 2	Lesser of: Average of the lowest 2 closing prices of the 5 days preceding conversion date or $0.025/share	$775,000
Conversion terms 3	60% of the average of the lowest 3 closing prices in the 10 days preceding conversion date	$170,000
Conversion terms 4	$0.03	$100,000
Conversion terms 5	65% of the average of the lowest 3 closing prices in the 30 days preceding conversion	$303,800
Conversion terms 6	62% of the lowest closing prices in the 7 days preceding conversion date	$40,000
Conversion terms 7	70% of the average of the lowest 3 closing prices in the 30 days preceding conversion	$600,000
Conversion terms 8	50% of the average closing prices in the 10 days preceding conversion	$85,000
Conversion terms 9	45% of the lowest 3 closing prices in the 10 days preceding conversion	$277,500
Conversion terms 10	35% of the lowest 3 closing prices in the 10 days preceding conversion	$100,000
Conversion terms 11	Lesser of: 50% of average of the lowest 3 closing prices of the 20 days preceding conversion date or $0.05/share	$33,000
Conversion terms 12	50% of lowest trade price in preceding 20 days	$45,000
Conversion terms 13	80% of lowest trade price in preceding 30 days	$441,833
		$3,798,733

During the nine months ended September 30, 2011, the Company converted $2,379,913 in notes into 132,321,172 shares of the Company’s common stock at prices ranging from $0.01 to $0.08 per share, based upon the terms of the debt conversion.

The following is a summary of the Company’s convertible debt – secured:

Convertible debt – secured – derivative liabilities – December 31, 2010	$380,000
Issuance of convertible debt – secured – derivative liabilities	3,798,733
Conversions of convertible debt to common stock	(2,331,636)

Convertible debt - secured – September 30, 2011	$1,847,097

(B)	Conventional Convertible Debt – Secured

MusclePharm Corporation and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2011
(Unaudited)

Terms of the Company’s conventional convertible debt are as follows:

● Interest rate 8%,
● All notes were due by December 31, 2010, and were converted in 2011,
● Conversion of principal and accrued interest at rates ranging from 150% - 300%,
● Secured by all assets of the Company, and
● All conversion rates associated with these instruments were at or above market. There is no BCF.

During the nine months ended September 30, 2011, the Company issued 7,226,649 shares of common stock, having a fair value of $426,970 ($0.06 - $0.10/share) to settle convertible notes payable, originating prior to December 31, 2010, having a face value of $225,000.  As a result, the Company recorded a loss on debt conversion of $137,017.

The following is a summary of the Company’s conventional convertible debt –secured:

Conventional convertible debt - secured – December 31, 2010	$225,000
Settlement of debt through issuance of common stock	(225,000)
Conventional convertible debt - secured – September 30, 2011	$-

(C)	Convertible Debt – Unsecured

During the nine months ended September 30, 2011, $102,649 was converted into 11,501,829, shares of common stock, having a fair value of $76,647 ($0.101/share), based upon the quoted closing trading price. The Company recorded a loss on debt settlement of $24,107.

During the nine months ended September 30, 2011, the Company issued an additional $90,000 of conventional convertible notes, convertible at 200% of the face value of the note, bearing 8% interest annually.

The following is a summary of the Company’s unsecured debt:

Unsecured debt – December 31, 2010	$78,249
Issuance of convertible secured notes	90,000
Settlement of debt through issuance of common stock	(102,649)
Unsecured debt – September 30, 2011	$65,600
 Table above this has been combined with convertible secured debt

(D)	Secured Debt

During the nine months ended September 30 2011, $187,500 was converted into 7,500,000 shares of common stock, having a fair value of $437,500 ($0.058/share - $0.059/share), based upon the quoted closing trading price. The Company recorded a loss on debt settlement of $250,000.

The following is a summary of the Company’s secured debt:

Secured debt – December 31, 2010	$187,500
Settlement of debt through issuance of common stock	(187,500)
Secured debt – September 30, 2011	$-

(E)	Debt Issue Costs

The following is a summary of the Company’s debt issue costs:

MusclePharm Corporation and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2011
(Unaudited)

Debt issue costs – net – December 31, 2010	$34,404
Issue costs paid during nine months ended September 30, 2011	219,368
Amortization of debt issue costs – September 30, 2011	(225,686)
Debt issue costs – net – September 30, 2011	$28,086

(F)	Debt Discount

During the nine months ended September 30, 2011, the Company issued convertible debt with embedded derivatives and warrants. The Company recorded the derivatives and warrants at fair value and are amortizing the debt discount over the life of the debt.  Debt discount is as follows:

Debt discount balance at December 31, 2010	$331,261
Discount recorded for convertible notes issued during nine months ended September 30, 2011	3,262,323
Accretion of debt discount to interest expense during the nine months ended September 30, 2011	(2,434,232)
Debt discount balance at September 30, 2011	$1,159,352

Note 6 Derivative Liabilities

The Company identified conversion features embedded within convertible debt - secured (see Note 5(A)). The Company has determined that the features associated with the embedded conversion option should be accounted for at fair value as a derivative liability.

As a result of the application of ASC No. 815, the fair value of the conversion feature is summarized as follow:

Derivative liability balance at December 31, 2010	$622,944
Fair value at the commitment date for convertible notes issued during nine months ended September 30, 2011	6,849,374
Reclassification of derivative liability to additional paid in capital	(1,024,409)
Fair value mark to market adjustment	(2,181,956)
Derivative liability balance at September 30, 2011	$4,265,953

The Company recorded the derivative liability to debt discount to the extent of the gross proceeds raised, and expensed immediately the remaining value of the derivative as it exceeded the gross proceeds of the note.  The Company recorded a derivative expense for $3,576,192 during the nine months ended September 30, 2011.

The fair value at the commitment and remeasurement dates for embedded conversion features and warrants were based upon the following management assumptions:

	Commitment Date	Remeasurement Date
Expected dividends	0%	0%
Expected volatility	150%-204%	212%
Expected term: conversion feature	0.02 – 3 years	0.04 – 2.67 years
Expected term: warrants	2.5 – 5 years	2.5 – 5 years
Risk free interest rate	0.11% - 1.16%	0.11%

MusclePharm Corporation and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2011
(Unaudited)

Note 7 Stockholders’ Deficit

(A)	Common Stock

On April 18, 2011, the Company increased its authorized shares of common stock to 500,000,000.

 During the nine months ended September 30, 2011, the Company issued the following common stock:

Transaction Type	Quantity	Valuation	Loss on Settlement	Range of Value per Share
Conversion of debt (1)	132,321,172	$2,379,913	$1,056,369	$0.01–0.08
Settlement of accounts payable and accrued expenses (2)	65,097,382	$3,642,108	$1,485,704	$0.02-0.12
Services – rendered (3)	15,220,665	$527,231		$0.03–1.15
Services – prepaid stock compensation (4)	6,586,207	$326,500		$0.05-0.09
Common shares issued for cash (5)	20,000,000	$500,000		$0.025
Share cancellation (6)	(3,500,000)	$(350)		$0.0001
Total	235,725,426	$7,375,402	$2,542,073	$0.0001–1.15

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

The Company issued 132,321,172 shares of common stock to settle notes payable having a fair value of $2,379,913  In connection therewith the Company has recorded a loss on settlement of $1,056,369.

(2)	Settlement of Accounts Payable and Accrued Expense and Loss on Settlement

Of the total shares issued to settle accounts payable, accrued expenses and contract settlements the Company issued 65,097,382 shares of common stock having a fair value of $3,642,108.  The Company has recorded losses in connection with these settlements of $1,485,704.

(3)	Stock Issued for Services

During nine months ended September 30, 2011, the Company issued 15,220,665 shares of common stock for services, having a fair value of $527,231 based upon the quoted closing trading price.

(4)	Prepaid Stock Compensation

During the nine months ended September 30, 2011, the Company issued 6,586,207 shares of common stock for future services, having a fair value of $326,500. The agreements commenced during the periods July 2010 – September 2011 and terminate during the periods July 2011 - November 2012.

The following represents the allocation of prepaid stock compensation:

MusclePharm Corporation and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2011
(Unaudited)

Prepaid stock compensation – December 31, 2010	$1,981,371
Stock issued for future services	320,249
Amortization of prepaid stock compensation	(1,436,631)
Prepaid stock compensation – September 30, 2011	864,989
Less: current portion	(823,261)
Long term portion	$41,728

(5)	Common Stock Issued for Cash

The Company issued 20,000,000 shares of it’s common stock for proceeds of $500,000

(6)	Share Cancellation

The Company cancelled 3,500,000 shares during the nine months ended September 30, 2011, valued at par ($0.001). The Company is disputing the issuance of these shares due to non-performance by a consultant.

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

MusclePharm Corporation and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2011
(Unaudited)

Exercise price	$0.50
Expected dividends	0%
Expected volatility	74.8%
Risk fee interest rate	1.4%
Expected life of option	2.5 years
Expected forfeitures	0%

The following is a summary of the Company’s stock option activity:
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance – December 31, 2010 – outstanding	2,767,500	$0.50		$-
Balance – December 31, 2010 – exercisable	2,767,500	$0.50		$-
Granted	-	$-
Exercised	-	$-
Forfeited	-	$-
Balance – September 30, 2011 – outstanding	2,767,500	$.32	1.25 years	$-
Balance - September 30, 2011 – exercisable	2,767,500	$0.50	1.25 years	$-

Grant date fair value of options granted – 2011		$-
Weighted average grant date fair value – 2011		$-

Outstanding options held by related parties – 2011	2,000,000
Exercisable options held by related parties – 2011	2,000,000
Fair value of stock options granted to related parties – 2011	$-

(C) Stock Warrants

During the nine months ended September 30, 2011, the Company issued 61,376,327 stock warrants attached to certain convertible debt (Note 5A). These warrants contain variable exercise features, resulting in the treatment of these warrants as derivative liabilities.

In addition, the Company issued 200,000, 5 year stock purchase warrants, with exercise prices ranging from $0.08 - $0.10 per share for services rendered.  The company recorded an expense of $16,200 as a result of the issuance.

The Company applied fair value accounting for stock warrant issuance. The fair value of each stock warrant granted is estimated on the date of issuance using the Black-Scholes option-pricing model. The Black-Scholes assumptions used at issuance are as follows:

Exercise price	$0.10 - 1.50
Expected dividends	0%
Expected volatility	180%
Risk fee interest rate	1.16%
Expected life of warrants	2.5 to 5 years
Expected forfeitures	0%

MusclePharm Corporation and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2011
(Unaudited)

The following is a summary of the Company’s stock warrant activity:

	Warrants	Weighted Average Exercise Price

Outstanding – December 31, 2010	750,000	$1.50
Exercisable – December 31, 2010	750,000	$1.50
Granted	61,576,327	$0.10
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – September 30, 2011	62,326,327	$0.10
Exercisable – September 30, 2011	56,696,327	$0.10

Warrants Outstanding				Warrants Exercisable
Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.10- $1.50	62,326,327	4.14 years	$0.10	56,696,327	$0.10

 At September 30, 2011 and December 31, 2010, the total intrinsic value of warrants outstanding and exercisable was $0 and $0, respectively.

Note 8 Committments, Contingencies and Other Matters

(A)	Other Matters

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

On December 22, 2010, the Company became involved in a business dispute with a manufacturer, seller and distributor of their product line (the “manufacturer”) regarding their respective obligations. The parties settled their dispute in private mediation.  As a result of the settlement, the Company agreed to pay a maximum of $425,000.  The Company issued 511,509 shares in 2010 of common stock having a fair value of $100,000.  The Company settled the balance due in 2011, by issuing 4,932,500 shares of common stock, having a fair value of $187,435.  The Company recorded a loss on debt settlement of $88,785.

On February 28, 2011, the remaining $65,930, inclusive of fees and interest, was settled with the issuance of 2,187,666 shares of common stock, having a fair value of $126,885. The Company recorded a loss on this debt settlement of $60,955. This has been included as component of stock issued to settle accounts payable and accrued expenses (Note 7).

At September 30, 2011, the Company no longer factors its accounts receivable.

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

MusclePharm Corporation and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2011
(Unaudited)

Other legal matters to which the Company is party do exist. The outcome of these matters is not probable nor reasonably estimable. The Company intends to defend these matters vigorously.

(C) Taxes

As of September 30, 2011, accounts payable and accrued expenses included a balance of approximately $196,000 pertaining to accrued payroll taxes.  The taxes represent employee withholdings that have yet to be remitted to the taxing agencies. The balance consists of the following;

Prior to the Company becoming a publicly traded company in February 2010, the Company existed as an LLC, which had accrued payroll taxes/penalties/interest of approximately $53,000.

As of the filing of this report, the Company repaid approximately $55,000.  The remaining $141,000 is expected to be repaid in the fourth quarter of 2011

Accrued payroll taxes – MusclePharm, Inc.	$101,000
Accrued payroll taxes/penalties/interest – MusclePharm, LLC	$53,000
Accrued penalties and interest - MusclePharm, Inc	$42,000
$196,000
Payment in October 2011	$(55,000)
Balance due	$141,000

Note 9 Subsequent Events

Debt Issuance

On October 1, 2011 the Company borrowed $100,000 cash related to a debt financing the terms have not yet been finalized.

On October 6, 2011 the Company borrowed $50,000 in the form of a convertible promissory note bearing interest at 8%.  The note matures on July 12, 2012 and is convertible into shares of the Company’s common stock at a variable conversion price.  Due to the variable conversion feature, the Company will need to determine the fair value of the derivative liability associated with this debt instrument.

On October 6, 2011 the Company borrowed $150,000 in the form of a convertible promissory note bearing interest at 8%. The note matures on April 3, 2012 and is convertible into shares of the Company’s common stock at a variable conversion price. Due to the variable conversion feature, the Company will need to determine the fair value of the derivative liability associated with this debt instrument

MusclePharm Corporation and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2011
(Unaudited)

Conversion of Debt and Demand Loans and Accrued Interest

During the period October 1, 2011 through November 7, 2011, the Company issued 22,803,731 shares of common stock to convert notes payable and accrued interest totaling $194,871.

One note payable totaling $41,600 in principal and accrued interest was converted over the period October 28, 2011 through November 3, 2011, into 4,181,643 shares of the Company’s common stock at a conversion price of approximately $0.01.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Plan of Operation

Headquartered in Denver, Colorado, MusclePharm is a rapidly expanding healthy life-style company that develops and distributes a full line of National Sanitation Foundation International and scientifically approved, nutritional supplements that are 100% free of any banned substances. Based on years of research, MusclePharm products are created through an advanced six-stage research protocol involving the expertise of top nutritional scientists and field tested by more than 100 elite professional athletes from various sports including the National Football League, mixed martial arts, and Major League Baseball. The Company’s propriety and award winning products address all categories of an active lifestyle including muscle building, weight loss, and maintaining general fitness through a daily nutritional supplement regimen. MusclePharm is sold in over 120 countries and available in over 5,000 U.S. retail outlets, including GNC, Vitamin Shoppe, and Vitamin World. The Company also sells its products in over 100 online stores, including bodybuilding.com, amazon.com and vitacost.com.

Our primary focus at the current time is on the following:

1.	Increase our distribution and sales;

2.	Continue aggressive marketing campaign to further build upon our brand and market awareness and recognition;

3.	Conduct additional testing of the safety and efficacy of our products; and

4.	Hire additional key employees to continue to strengthen the Company.

Results of Operations

For the Nine Months Ended September 30, 2011 and 2010 (unaudited):

	Nine months ended
	September 30, 2011	September 30, 2010
Sales	$13,077,006	$3,135,712
Gross profit	$4,433,106	$1,015,599
General and administrative expenses	$(9,826,443)	$(8,420,275)
Loss from operations	$(5,393,337)	$(7,404,676)
Other expenses	$(6,938,899)	$(1,270,554)
Net Loss	$(12,332,236)	$(8,675,230)
Net loss per common share – basic and diluted	$(0.05)	$(0.28)

Sales

Sales were $13,077,006 for the nine months ended September 30, 2011, as compared to $3,135,712 for the comparable nine months ended September 30, 2010.  The increase in sales was primarily attributable to increased brand awareness. Since inception, the Company has focused on an aggressive marketing plan to penetrate the market.  As a direct result of the aggressive marketing plan, our products are currently being offered in more retail stores, both domestic and international, and our products are receiving better shelf placement.

Gross Profit

Gross profit percentage strengthened from 32% during the nine months ended September 30, 2010, to 34% during the nine months ended September 30, 2011.  The increase in the gross profit percentage is primarily attributable to the Company’s ability to negotiate more favorable terms at the retail level due to the increased volume in product sales.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2011, were $9,826,443, as compared to $8,420,275 for the comparable nine months ended September 30, 2010.  The $1,406,168 increase is attributable to increases in customer store support of approximately $1,427,000, $506,000 for product samples and giveaways, trade show related expenses of approximately $97,000, research and development fees of approximately $330,000 and travel expenses of $96,500, offset by decreases in professional fees of approximately $1,202,000.

Loss from Operations

The loss from operations for the nine months ended September 30, 2011, was $5,393,337 as compared to $7,404,676 for the comparable nine months ended September 30, 2010.  The decrease in the net operating loss for the period is primarily attributable an aggressive marketing plan and the Company’s ability to gain brand recognition resulting in increased sales during the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010. Margins on our product sales remained relatively stable between the comparable periods.

Other Expenses

Other expenses for the nine months ended September 30, 2011, were $6,938,899, as compared to $1,270,554 for the comparable nine months ended September 30, 2010.  The increase in other expenses of $5,668,345 is primarily attributable to the financing transactions the Company entered into during the nine months ended September 30, 2011.  The Company issued $3,798,733 in convertible notes during the nine months ended September 30, 2011.  These notes bore interest at rates ranging from 6% to 12% per annum.  Interest expense during the nine months ended September 30, 2011, increased $2,101,703 as compared to the comparable nine months ended September 30, 2010.  In addition, the convertible notes contained embedded derivatives, due to the Company not being able to determine the number of shares needed to settle the conversion privilege.  As a result, on the commitment date of each financing, the Company recorded aggregate derivative expenses of $3,576,192 and on the date of re-measurement, which is September 30, 2011, a gain on the change in fair market value of $2,181,955. There were no derivative liabilities recorded as of September 30, 2010.

The Company also issued shares of the Company’s common stock to satisfy aged accounts payable, accrued expenses and debt.  The Company recorded a loss on settlement in the amount of $2,542,073 as a result of these transactions.

Net Loss

Net loss for the nine months ended September 30, 2011, was $12,332,236 or loss per share of $(0.05), as compared to $8,675,230 or loss per share of $(0.28) for the comparable nine months ended September 30, 2010.

Inflation did not have a material impact on the Company’s operations for the period.  Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s results of operations.

For the Three Months Ended September 30, 2011 and 2010 (unaudited):

	Three months ended
	September 30, 2011	September 30, 2010
Sales	$5,756,426	$1,409,016
Gross profit	$1,918,391	$481,510
General and administrative expenses	$4,330,735	$2,759,153
Loss from operations	$2,412,344	$2,277,643
Other (income) expenses - net	$(2,528,653)	$596,211
Net Income (Loss)	$116,309	$(2,873,854)
Net Income (loss) per common share – basic and diluted	$0.00	$(0.08)

Sales

Sales were $5,756,426 for the three months ended September 30, 2011, as compared to $1,409,016 for the comparable three months ended September 30, 2010. The significant increase in sales was primarily attributable to increased brand awareness.  Since inception, the Company has focused on an aggressive marketing plan for market penetration.  As a direct result of the aggressive marketing plan, our products are currently being offered in more retail stores, both domestic and international, and our products are receiving better shelf placement.

Gross Profit

A gross profit percentage decreased from 34% during the three months ended September 30, 2010, to 33% during the three months ended September 30, 2011 is primarily attributable to the product mixed sold during the 2011 period. Our product mix may vary from quarter to quarter.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2011, were $4,330,735, as compared to $2,759,153 for the comparable three months ended September 30, 2010.  The $1,571,582 increase is attributable to increases in; advertising of approximately $1,532,000, research and development fees of approximately $53,000 and salaries of $260,124. The Company’s employee headcount increased from 12 employees during the three months ended September 30, 2010, to 21 employees during the three months ended September 30, 2011. These increases were offset by a significant decrease in professional fees of $680,000 during the 2011 period.

Loss from Operations

Loss from operations for the three months ended September 30, 2011, was $2,412,344 as compared to $2,277,643 for the comparable three months ended September 30, 2010.  The increase in operating loss is primarily attributable to an aggressive marketing plan and the Company’s ability to gain brand recognition resulting in increased sales during the three months ended September 30, 2011, as compared to the three months ended September 30, 2010.

Other (Income) Expenses - Net

Other expenses for the three months ended September 30, 2011, were ($2,528,653), as compared to $596,211 for the comparable three months ended September 30, 2010.  The decrease in other expenses of $3,124,864 is primarily attributable to features associated with the financing transactions the Company entered into during the three months ended September 30, 2011. Interest expense during the three months ended September 30, 2011, decreased approximately $731,539 as compared to the comparable three months ended September 30, 2010.  In addition, the convertible notes contained embedded derivatives, due to the Company not being able to determine the number of shares needed to settle the conversion privilege.  As a result, on the commitment date of each financing, the Company recorded aggregate derivative expenses of ($481,667) and on the date of re-measurement, which is September 30, 2011, a change in fair market value of ($1,547,185).  There were no derivative liabilities recorded for the three months ended September 30, 2010.

The Company also issued shares of the Company’s common stock to satisfy aged accounts payable, accrued expenses and debt.  The Company recorded a loss on settlement in the amount of $-0- as a result of these transactions.

Net Income (Loss)

Net income for the three months ended September 30, 2011, was $116,309 or income per share of $0.00, as compared to a net loss of $2,873,854 or loss per share of $(0.08) for the comparable three months ended September 30, 2010.

Inflation did not have a material impact on the Company’s operations for the period.  Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s results of operations.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at September 30, 2011 compared to December 31, 2010.
	September 30, 2011 (unaudited)	December 31, 2010	Increase/Decrease
Current Assets	$4,673,570	$1,406,310	$3,267,260
Current Liabilities	$10,066,061	$4,215,649	$5,850,412
Working Capital (Deficit)	$(5,392,491)	$(2,809,339)	$(2,583,152)

At September 30, 2011, we had a working capital deficit of $5,392,491, as compared to a working capital deficit of $2,809,339, at December 31, 2010, an increase of $(2,583,152).  The increase is primarily attributable to the Company issuing $3,798,733 in convertible notes during the nine months ended September 30, 2011.  The Company continues to devote significant resources to continue aggressively market the product line.

Net cash used for operating activities for the nine months ended September 30, 2011 and 2010, was $(4,075,448) and $(2,368,247), respectively. The changes in net cash used in operating activities are attributable to our net loss adjusted for non-cash charges as presented in the consolidated statements of cash flows and changes in working capital as discussed above.

Net cash used for investing activities for the nine months ended September 30, 2011 and 2010, was $(771,652) and $(30,395), respectively.  Increases in cashed used in investing activities relates to purchases of gym and office equipment during the nine months ended September 30, 2011.

Net cash obtained through all financing activities for the nine months ended September 30, 2011, was $4,803,396, as compared to $2,409,299 for the nine months ended September 30, 2010.

Going Concern

As reflected in the accompanying unaudited interim consolidated financial statements, the Company had a net loss of $12,332,236 and net cash used in operations of $4,075,448 for the nine months ended September 30, 2011, and a working capital deficit and stockholders’ deficit of $5,392,491 and $5,141,634, respectively, at September 30, 2011.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Off-Balance Sheet Arrangements

Other than the operating leases, as of September 30, 2011, the Company did not have any off-balance sheet arrangements.  We are obligated under an operating lease for the rental of office space.  Future minimum rental commitments with a remaining term in excess of one year as of September 30, 2011 are as follows:

PERIODS ENDING DECEMBER 31,

2011	$6,692
2012	87,560
2013	93,448
2014	99,576
2015	105,704
Total minimum lease payments	$392,980

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

(b) Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On July 1, 2011, the Company issued 20,000,000 shares of the Company’s common stock for cash proceeds of $500,000. The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On July 1, 2011, the Company issued 699,200 shares of the Company’s common stock for a May 2011 conversion of convertible notes to common stock payable.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On July 3, 2011, a convertible noteholder converted $5,000 in principal into 208,644 shares of the Company’s common stock. The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On July 8, 2011, a convertible noteholder converted $8,600 in principal into 353,713 shares of the Company’s common stock. The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On July 11, 2011, a convertible noteholder converted $50,000 in principal into 3,636,364 shares of the Company’s common stock. The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On July 12, 2011, a convertible noteholder converted $40,000 in principal into 3,095,455 shares of the Company’s common stock. The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On July 12, 2011, the Company issued 100,000 shares of the Company’s common stock to a consultant for services rendered at a fair value of $3,050 ($0.0305/share), based upon contract value.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On July 14, 2011, a convertible noteholder converted $75,000 in principal into 6,234,327 shares of the Company’s common stock. The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On July 20, 2011, a convertible noteholder converted $77,000 in principal into 5,000,000 shares of the Company’s common stock. The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder

On July 20, 2011, a convertible noteholder converted $46,500 in principal into 6,038,961 shares of the Company’s common stock. The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder

On July 26, 2011, a convertible noteholder converted $75,000 in principal into 5,999,069 shares of the Company’s common stock. The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On July 28, 2011, a convertible noteholder converted $75,000 in principal into 5,999,069 shares of the Company’s common stock. The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On July 29, 2011, a convertible noteholder converted $8,000 in principal into 333,616 shares of the Company’s common stock. The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On August 1, 2011, a convertible noteholder converted $50,000 in principal into 3,300,247 shares of the Company’s common stock. The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On August 2, 2011, a convertible noteholder converted $125,000 in principal into 5,216,103 shares of the Company’s common stock. The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On August 3, 2011, a convertible noteholder converted $10,000 in principal into 660,049 shares of the Company’s common stock. The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On August 4, 2011, the Company issued securities exempt from the registration requirements of the Securities Act pursuant to Section 3(a)(10) of the Securities Act, to a third party fund.  Pursuant to this transaction, on August 4, 2011, the Company directed its transfer agent to issue and deliver to the third party 1,794,871 shares of the Company’s common stock in satisfaction of a debt in the amount of $100,000.

On August 16, 2011, a convertible noteholder converted $87,500 in principal into 5,000,000 shares of the Company’s common stock. The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On August 22, 2011, the Company issued 375,000 shares of the Company’s common stock to a consultant for services rendered at a fair value of $11,250 ($0.03/share), based upon contract value.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On August 22, 2011 the Company issued 75,000 shares of the Company’s common stock to a consultant for services rendered at a fair value of $2,250 ($0.03/share), based upon contract value.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On August 24, 2011, a convertible noteholder converted $15,000 in principal into 980,392 shares of the Company’s common stock. The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On August 29, 2011, a convertible noteholder converted $15,000 in principal into 1,013,514 shares of the Company’s common stock. The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On August 30, 2011, the Company issued 100,000 shares of the Company’s common stock to a consultant for services rendered at a fair value of $3,000 ($0.03/share), based upon contract value.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder

On August 30, 2011, the Company issued 3,934,426 shares of the Company’s common stock to a consultant for services rendered at a fair value of $ ($0.02/share).  The Consultant returned to the Company 1,725,129 shares issued in the prior quarter.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On September 6, 2011, a convertible noteholder converted $10,000 in principal into 872,180 shares of the Company’s common stock. The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On September 6, 2011, the Company issued 2,586,207 shares of the Company’s common stock to a consultant for services to be rendered at a fair value of $75,000 ($0.02899/share), based upon contract value.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On September 7, 2011, a convertible noteholder converted $52,500 in principal into 3,000,000 shares of the Company’s common stock. The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On September 13, 2011, a convertible noteholder converted $50,000 in principal into 10,164,384 shares of the Company’s common stock. The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On September 19, 2011, a convertible noteholder converted $10,000 in principal into 1,204,819 shares of the Company’s common stock. The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On September 22, 2011, a convertible noteholder converted $12,000 in principal into 1,445,783 shares of the Company’s common stock. The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On September 23, 2011, a convertible noteholder converted $25,000 in principal into 2,577,320 shares of the Company’s common stock. The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On September 26, 2011, a convertible noteholder converted $12,000 in principal into 1,445,783 shares of the Company’s common stock. The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On September 30, 2011, the Company issued 100,000 shares of the Company’s common stock to a consultant for services rendered at a fair value of $8,100 ($0.081/share), based upon contract value.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

Item 3.  Defaults Upon Senior Securities.

There were no defaults upon senior securities during the quarter ended September 30, 2011.

Item 4.  (Removed and Reserved).

Item 5.  Other Information.

Entry into Material Definitive Agreements

Jeremy DeLuca Employment Agreement

On November 14, 2011 (the “Execution Date”), the Company entered into an employment agreement (the “DeLuca Employment Agreement”) with Jeremy DeLuca, the Company’s President and Chief Marketing Officer (the “President”).  The term of the DeLuca Employment Agreement commences on the Execution Date and expires on December 31, 2014 (the “DeLuca Term”).  Pursuant to the terms of the DeLuca Employment Agreement, the President is to receive a base salary of $125,000 for the 2011 calendar year; $175,000 for the 2012 calendar year; $225,000 for the 2013 calendar year; and $300,000 for the 2014 calendar year.  In addition, upon the three year anniversary of the DeLuca Employment Agreement, the President shall receive 5,000 shares of the Company’s Series A Preferred Stock.

During the DeLuca Term, the President’s responsibilities will include all aspects of the day to day business operations of the Company.  The President shall also be responsible for determining necessary strategic partnerships and investment opportunities relating to the Company, both nationally and internationally, and shall have wide discretion in implementing the vision, strategic goals and operational mission of the Company.  The President shall, on a full time and exclusive basis, devote all of his business time, attention and energies to the operations of the Company and other duties as required by the DeLuca Employment Agreement, and shall use his best efforts to advance the best interests of the Company.

The description of the DeLuca Employment Agreement does not purport to be complete and is qualified in its entirety by reference to such document, a copy of which is attached hereto as Exhibit 10.5 and incorporated herein by reference.

Brad Pyatt Amended and Restated Employment Agreement

On November 14, 2011, the Company entered into an amended and restated employment agreement (the “Pyatt Employment Agreement”) with Brad Pyatt, the Company’s Chief Executive Officer (“Pyatt”).  The parties amended the Pyatt Employment Agreement in order to amend section 3(c) as it relates to Mr. Pyatt’s bonus payment.  The amended Pyatt Employment Agreement now provides that, for each one million dollars ($1,000,000) in revenue growth achieved by the Company from the revenue figure reported for the prior fiscal year, Pyatt shall receive (i) ten thousand dollars ($10,000) and (ii) one hundred thousand dollars ($100,000) worth of the Company’s common stock, such stock to be valued based on the average closing price for the twenty (20) trading days prior to the date of issuance of such stock.  The aforementioned payments to Pyatt shall be made within 90 days after the end of the Company’s fiscal year.

The description of the Pyatt Employment Agreement does not purport to be complete and is qualified in its entirety by reference to such document, a copy of which is attached hereto as Exhibit 10.6 and incorporated herein by reference.

Cory Gregory Amended and Restated Employment Agreement

On November 14, 2011, the Company entered into an amended and restated employment agreement (the “Gregory Employment Agreement”) with Cory Gregory, the Company’s Senior President (“Gregory”).  The parties amended the Gregory Employment Agreement in order to amend section 3(c) as it relates to Mr. Gregory’s bonus payment.  The amended Gregory Employment Agreement now provides that, for each one million dollars ($1,000,000) in revenue growth achieved by the Company from the revenue figure reported for the prior fiscal year, Gregory shall receive (i) ten thousand dollars ($10,000) and (ii) one hundred thousand dollars ($100,000) worth of the Company’s common stock, such stock to be valued based on the average closing price for the twenty (20) trading days prior to the date of issuance of such stock.  The aforementioned payments to Gregory shall be made within 90 days after the end of the Company’s fiscal year.

The description of the Gregory Employment Agreement does not purport to be complete and is qualified in its entirety by reference to such document, a copy of which is attached hereto as Exhibit 10.7 and incorporated herein by reference.

Item 6.Exhibits.

Exhibit No.	Description

4.1	$2,651,000 Senior Secured Convertible Promissory Note, dated June 29, 2011, issued in favor of Inter-Mountain Capital Corp. *

4.2	Common Stock Purchase Warrant, dated June 29, 2011, issued in favor of Inter-Mountain Capital Corp. *

10.1	Note and Warrant Purchase Agreement, dated June 29, 2011, by and between MusclePharm Corporation and Inter-Mountain Capital Corp. *

10.2
Stock Purchase Agreement, dated July 7, 2011, by and between MusclePharm Corporation and Carriage Group, LLC (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 19, 2011)

10.3
Endorsement Agreement, dated July 20, 2011, by and between MusclePharm Corporation and Michael Vick, individually (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 22, 2011)

10.4	Employment Agreement, dated September 16, 2011, by and between MusclePharm Corporation and John H. Bluher, individually *

10.5	Employment Agreement, dated November 14, 2011, by and between MusclePharm Corporation and Jeremy DeLuca, individually *

10.6	Employment Agreement, dated November 14, 2011, by and between MusclePharm Corporation and Brad Pyatt, individually *

10.7	Employment Agreement, dated November 14, 2011, by and between MusclePharm Corporation and Cory Gregory, individually *

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002*

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002*

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MUSCLEPHARM CORPORATION

Date: November 14, 2011	By:	/s/ Brad J. Pyatt
Name: Brad J. Pyatt
Title: Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2011	By:	/s/ Lawrence S. Meer
Name: Lawrence S. Meer
Title: Chief Financial Officer
(Principal Financial Officer)