Form 10-K
period 2011-12-31
MusclePharm Corp
filed 2012-04-16
CIK 1415684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2011

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-53166

MusclePharm Corporation

(Exact name of registrant as specified in its charter)

Nevada	77-0664193
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4721 Ironton Street, Building A Denver, CO 80239
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐No ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of registrant’s voting and non-voting common equity held by non-affiliates (as defined by Rule 12b-2 of the Exchange Act) computed by reference to the average bid and asked price of such common equity on June 30, 2011, was $5,637,180. As of April 13, 2012, the registrant has one class of common equity, and the number of shares outstanding of such common equity was 1,444,521,399.

PART I

Item 1. Business.

General

Headquartered in Denver, Colorado, MusclePharm Corporation (“MusclePharm” or the “Company”) is an expanding healthy lifestyle company that develops and manufactures a full line of scientifically approved (NSF International approved) nutritional supplements that are 100% free of any banned substances. Based on years of research, MusclePharm products are created through an advanced six-stage research protocol involving the expertise of top nutritional scientists. These products are field tested by more than 100 elite professional athletes from various sporting organizations including the National Football League, mixed martial arts, and Major League Baseball. The Company’s award-winning proprietary products address all categories of an active lifestyle including, muscle building, weight loss and maintaining general fitness through a daily nutritional supplement regimen. MusclePharm is a marketing and branding company. It does not directly manufacturer or ship to end user customers. We extend and market the brand while innovating and distributing new products. Our customers are re-sellers of our products.

The Company’s headquarters in Denver, CO, features has a state-of-the-art exercise and weight lifting facility, with a full size octagon UFC™ fighting cage, an indoor football field, cardio work-out equipment and a state-of-the-art on-site medical department, complete with equipment for measuring and conducting clinical studies and supporting athletes. A staff team of medical and clinical professionals is on hand to assist with training. MusclePharm products are sold in over 120 countries and available in over 10,000 U.S. retail outlets, including Wal-Mart, Dicks Sporting Goods, GNC, Vitamin Shoppe, and Vitamin World. The Company also sells its products in over 100 online stores, including bodybuilding.com, amazon.com and vitacost.com.

Business Strategy

Our primary focus at the current time is on the following:

(1)	Increase our distribution and sales through domestic and international growth and market penetration;

(2)	Conduct additional testing of the safety and efficacy of our products and create new products; and

(3)	Create marketing and branding opportunities through endorsements, sponsorships and brand extensions to increase brand awareness.

The Sports Nutrition and High Energy Supplement Market

The sports nutrition and high energy supplement market is comprised of sports beverages, sports food and sports supplements. According to BCC Research’s 2008 Global Research Report, sports beverages maintain the largest market share, with approximately $24.9 billion in annual sales in 2007. The sports food segment had approximately $1.2 billion in annual sales and the sports supplement segment saw 2007 annual sales of approximately $1.1 billion. BCC projected that the sports supplement market would reach $2.3 billion by 2013.

According to BCC Research, the United States is the largest consumer market for sports nutrition products, with annual sales reaching approximately $22 billion in 2007, and projected sales of $29 billion in 2013. Western Europe and Japan are the second and third largest consumers. The key market drivers for sports nutrition products are taste, price, variety and brand loyalty. In recent years, the consumption of sports nutrition products has shifted to mainstream consumers who have become the key drivers of growth within the industry.

Current Products

We currently offer seventeen (17) high-quality, specially-formulated, athlete-focused supplement products. These include: Assault™, Armor-V, Battle Fuel™, Bullet Proof®, Combat Powder®, MuscleGel®, Shred Matrix®, Re-con®, BCAA 3:1:2™, Glutamine™, Creatine™, Casein™, CLA Core™, ZMA Max™, Hybrid - NO™. We also offer the private label products Recover Elite™ and Perform Elite™ under the MMA Elite™ name. These are distributed directly to Wal-Mart and Walgreens. Our products are comprised of amino acids, herbs and proteins scientifically tested and proven as safe and effective for the overall health of athletes. These nutritional supplements were created to enhance the effects of workouts, repair muscles, and nourish the body for optimal physical fitness. The following is a brief description of each of our products:

Assault™

Pre-Performance Amplifier

•	Fuel power for long-lasting energy;
•	Enhance focus; and
•	Build lean muscle mass.

Assault™ helps fight fatigue, boost performance, build muscle, increase intensity, hydrate muscles and feed them valuable, clinically-proven nutrients like ConCrete, Beta Alanine, BCAAs and Cinnulin. Our team of sports medicine specialists worked with top professional athletes to create a safe pre-workout that increases strength, aerobic and anaerobic performance, reduces stomach fat and meets all regulations when it comes to being free of banned substances. Assault™ is specifically designed for performance-boosting pre-workout power.

Battle Fuel™

Maximizes Workout Performance with No Side Effects

•	Increases aggression and focus;
•	Boosts testosterone and feeds anabolism; and
•	promotes cellular health and recovery.

Battle Fuel™ helps athletes increase lean mass and strength, improve endurance and energy levels, naturally detoxify and enhance aggressive mental focus. Battle Fuel™ is an herbal formula that improves testosterone levels to drive strength, power and lean muscle mass development. An intense combination of cleansing agents and natural elements reduce fatigue and improve cellular immunity.

Bullet Proof™

Advanced Nighttime Recovery System

•	Promotes deep sleep to maximize repair;
•	Optimizes anabolic/anti-catabolic environment; and
•	Stimulates growth hormone/testosterone output.

Bullet Proof™ helps increase recovery effectiveness and hormonal up-regulation, improve lean muscle tissue growth and help relieve some forms of pain. Deep nourishing sleep is an athlete’s best friend for the long-term building of strength, mass and speed. During this rest period, key ingredients like our proprietary blend of essential amino acids, Beta Alanine and zinc magnesium aspartate (ZMA) are hard at work repairing tissue and staving off muscle breakdown. Other ingredients boost your immune system and reduce swelling, preparing the body for that next hard workout.

Combat™

Feeds Muscle Up To 8 Hours

•	Technologically advanced protein super-food;
•	Enhances digestion of nutrients; and
•	Maximizes adaptive response to hard training.

Combat™ helps you: receive 25 grams of high quality protein, fuel fat loss, support healthy body composition, nourish lean muscle and speed recovery. Combat™ is designed to help fill that gap in nutrition many athletes and super-active people experience, to ensure their bodies are growing and recovering. The staggered absorption rate of the five different protein components guarantees a complete 8-hour nutrient infusion.

Re-con®

Post-Workout Recharger

•	Optimize an athlete’s “anabolic window”;
•	Promote post workout growth & repair; and
•	Replenish vital nutrients.

Re-con® helps athletes recover quicker and more effectively, repair muscle cells, feed the body nutrients and grow stronger with ingredients like base-change amino acids (BCAAs), essential amino acid complexes (EAAs), cellular detoxifiers, muscle-loading carbohydrates and stress hormone regulators. This maximizes an athlete’s anabolic window, the post-workout phase where the body repairs and rebuilds tissue. Re-con® nourishes and promotes growth from every angle, delivering proteins and nutritious elements in their ideal forms. Recon® provides muscle reconstruction nutrition.

MuscleGel®

Delicious On-The-Go Protein and Nutrition

•	Stay leaner and be healthier;
•	Proteins absorbs into the athlete’s body easier; and
•	Nutritious and easy to enjoy.

MuscleGel® helps athletes receive more of the nutrients the body needs every day, shed pounds and fat and enjoy the convenience of the ready-to-eat packs. Packed full of different proteins like “building block” amino acids, MuscleGel’s® patented gel format yields a fast-absorbing, highly bio-available source of next generation fitness food. For protein, carbohydrates and vitamins, MuscleGel® delivers. It works on-the-go, fills you up quickly and streams right to those parts of the athlete’s body where nutrients are needed most.

SHRED Matrix®

Multi-Level Weight Loss System

•	Ramps up your metabolism;
•	Suppresses hunger and cravings; and
•	Burns fat through all-natural herbs.

SHRED Matrix® helps burn fat naturally, counteract mood swings and help athletes stay focused on weight loss and results. This 8-Stage Weight Loss System is for people who exercise regularly. As a total body diet, it sheds pounds, burns fat cells and attacks fat loss from every angle. Proven ingredients like Sugar Stop™ and the enzyme aid matrix also keep your appetite in check. The formula is tuned so athletes won’t experience “jitters” or a crash.

Armor-V™

Advanced Multi-Vitamin Complex

•	Complete source of vitamins and minerals;
•	Total immune system support; and
•	Added B vitamins and probiotics.

Armor-V™ helps athletes receive a full dose of important vitamins and minerals, keep vital organs like the liver clean of toxins, recover faster and keep the body’s hormones balanced. This system was designed to meet the standards of professional athletes, who need a dedicated source of vitamins and minerals. Loaded with anti-oxidants and system optimizers derived from fruits and vegetables, Armor V™ brings together organic, herbal and natural ingredients into a multi-nutrient complex that benefits active bodies.

BCAA™

Rapidly Absorbed Branched Chain Amino Acid Complex

•	Delivers BCAAs before and after workout;
•	Minimizes muscle damage; and
•	100% pharmaceutical grade.

BCAA™ helps you: receive ideal amounts of BCAAs, Leucine, Isoleucine and Valine from this patented ratio of 3:1:2, promote muscle development and maintenance, increase lean body mass and spur weight loss. BCAAs are part of the group of essential amino acids a body needs. Our patented 3:1:2 ratio is designed to release the ideal amounts of each amino acid both before and after a workout. This prevents muscle breakdown and leads to gains in body mass without losing weight.

Creatine

Five Superior Blends of Creatine

•	Promote strength, power and endurance;
•	No loading; and
•	100% pharmaceutical quality.

MusclePharm MP Core Series Creatine™ increases creatine status by enhancing uptake and bioavailability and also fuels stamina, strength and lean muscle growth. Many athletes who engage in high-intensity/short duration exercises like weightlifting use creatine. The clinically-proven ingredient Cinnulin heightens absorption, which assists our five pure and diverse creatine complexes, delivering a range of benefits launched directly into muscles. MP Creatine™ increases explosive energy, ATP energy and overall power.

ZMA Max™

Anabolic Mineral Support Formula with Fenugreek®

•	Increases testosterone;
•	Promotes deep, healing sleep; and
•	Supports healthy libido function

MusclePharm ZMA Max™ supports muscle growth and recovery, promotes deeper and more efficient sleep to maximize healing, tissue repair, anabolic hormone production and testosterone levels. It delivers the benefits of precise dosages and ZMA ingredient ratios, and adds the synergistic effects of clinically-proven Fenugreek® to support the balance of cholesterol levels as well as increase of healthy libido function in women and men.

CLA Core™

Supports Healthy Body Composition

•	Aids in weight loss;
•	Increases metabolic rates; and
•	Reduces body fat

CLA Core™ supports energy sources for hard-training people on low-carb diets, induces muscle gains without buildup of fatty tissue, and helps protect the joints. CLA is a high-quality linoleic acid that is naturally occurring and helps you feel healthy and energized. Many researchers believe that this fatty acid also helps reduce body fat and increase muscle mass. CLA Core is a blend of Omega-6 and medium-chain triglycerides (MCTs).

Casein™

100% Micellar Casein Protein

•	Delivers 25g of protein;
•	Serves as ideal nighttime protein source; and
•	Doubles as digestive enzyme and probiotic blend.

Casein™ delivers a steady, prolonged release of amino acids, works hard while body is at rest and promotes added nutrient utilization through the natural enzymes. As a slow digesting protein, Casein repairs and rebuilds muscle at night while you are asleep—feeding your muscles even hours after you went to bed. The great-tasting shake also works overtime readying you for that next day’s workout.

Hybrid N.O.™

Nitric Oxide Amplifier

•	Dramatically enhance muscle pumps
•	Increase muscle fullness and vascularity
•	Maximize vasodilation

Hybrid N.O.™ promotes muscle pumps through enhanced vasodilation, utilizes GlycoCarn™, a scientifically-researched nitric oxide booster, and encourages blood flow throughout the muscles. Hybrid N.O. promotes higher exercise tolerance by increasing levels of plasma nitrite and nitrate, which increases systemic nitric oxide bioavailability. Hybrid N.O. delivers maximum muscle pumps and increased health.

Glutamine

Rapidly Absorbed Glutamine Complex

•	Increase recovery time;
•	Enhance muscle growth; and
•	100% pharmaceutical grade.

MusclePharm Core Series MP Glutamine™ supplement increases whole body glutamine status by enhancing an athlete’s uptake, bioavailability and digestion. Feeding the body a dedicated source of glutamine ultimately provides optimal muscle-tissue saturation through an exclusive array of three pure, yet diverse nutritional glutamine complexes that deliver a substantial range of benefits. MP Glutamine™ helps athletes rehydrate, rebuild and recover from even the toughest of workouts quicker and more efficiently.

PERFORM Elite™

Pre-Performance Amplifier

•	Fuel power for long-lasting energy;
•	Increase strength & endurance;
•	Enhance focus & intensity; and
•	Build lean muscle mass.

Perform Elite™ helps: fight fatigue, boost performance, build muscle, amp up intensity, hydrate muscles and feed muscle cells the nutrients they need. People need a pre-workout supplement because it prepares them to stay focused, energetic and fully-powered from start to finish. In Perform Elite™, ingredients like creatine and beta alanine feed muscle cells the nutrients they need to grow bigger and stronger. Without a pre-workout like Perform Elite™, muscles don’t have the building blocks they need to gain size and strength.

RECOVER Elite™ (540g)

Post-Workout Recharger

•	Optimize athletes’ “muscle building”;
•	Promote post workout growth & repair;
•	Replenish vital nutrients; and
•	Speed recovery time.

Recover Elite™ helps athletes recover quicker and more effectively, repair muscle cells, maintain nutrient levels and grow bigger and stronger. When people work out, their muscle cells break down. In that post-workout period, it is important to feed these cells a supply of the right nutrients like the ones in Recover Elite™, so they can rebuild properly. When this is done correctly, muscles become both stronger and larger. If you don’t use a post-workout supplement, these cells don’t have the building blocks they need to recover and you won’t increase size or strength.

Future Products

We have trademarked and registered an energy product for active lifestyles and competitive athletes, under the name Energel®. This product will be distributed primarily via internet sales, convenience stores, cycling shops, ski shops, and fitness and runner shoes retail sales stores by the end of the second quarter of 2012.

Sales & Distribution

We sell our products both domestically and internationally. With respect to domestic sales, we have three traditional distribution systems:

1)	Approximately 40% of sales are through a domestic Internet site named Bodybuilding.com (“Body Building”), which is the largest online retailer of sports nutrition products in the United States. Body Building awarded MusclePharm the title of the “Breakout Brand,” “Best Packaging” and “Best New Product for Assault” in 2011 and MusclePharm is now the number two best-selling brand on BB.com, and has two products in their top ten best sellers, and eight products in the top fifty selling products out of over 14,000 sku’s. In addition to Body Building.com, we also sell domestically through several distributors and over 100 Internet sites;

2)	We sell through traditional brick and mortar stores, and are carried in approximately 450 The Vitamin Shoppes outlets and we sell our products into over 5000 GNC stores, and we are in 400 Vitamin World retail stores;

3)	We have regional salesmen that support wholesale distributors like Europa, selling in up to 15,000 smaller retail or regional stores. We also work with other large distributors who have begun to place the Company’s product in small retail stores and gyms across the United States. Internationally, we are expanding rapidly into Central America, Mexico, Brazil, the Middle East, Europe, Russia, and the UK, and have Sportika Export as our international distributor that services over 120 countries.

In addition, we just recently launched a partnership with Eurpac to distribute our line of products to U.S. military bases and stores all over the world.

Marketing Strategy

Our core marketing strategy is to brand MusclePharm as the “must have” nutritional supplement line for high performance athletes. We want to be known as the athlete’s company, run by athletes who create their products for other athletes both professional and otherwise. We have endorsements from over 50 UFC fighters, well-known NFL players, as well as top X-Game and fitness athletes. Athletes are considered role models and many people strive to emulate their fitness and well-being regimen. Athlete sponsorships are the most logical tactic for our business. The objective of these athletic endorsements is to build both consumer awareness and confidence and to drive consumer demand for our products.

MusclePharm in 2011 became the Official Supplement Provider and Sponsor of the Ultimate Fighting Championship (“UFC”). Our agreement includes prominent logo placement on the mat, and our branding can be seen on Fox and pay-per-view worldwide.

The fighters we sponsor feature our brand on their uniforms and we also extensively advertise at the Ultimate Fighting Championship events. In 2011, we launched a state-of-the-art website that will tap into the social networking world, further expanding our brand and consumer awareness.

The Company is also currently engaged in various in-store promotions, including point-of-purchase stands, aisle displays in our retail outlets, as well as sample demonstrations and athlete appearances in Wal-Mart, GNC, Vitamin World and Vitamin Shoppe locations.

Research and Development

Each and every product sold by MusclePharm is the end result of a long development process involving leading nutrition scientists, doctors, and top professional athletes.

Manufacturing and Product Quality

We are committed to producing and selling highly efficacious products that are trusted for their quality and safety. To date, our products have been outsourced to a third party manufacturer where the products are manufactured in full compliance with the Good Manufacturing Practice standards set by the Food & Drug Administration.

Trademarks and Patents

We regard our trademarks and other proprietary rights as valuable assets and believe that protecting our key trademarks is crucial to our business strategy of building strong brand name recognition. These trademarks are crucial elements of our business, and have significant value in the marketing of our products.

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

MusclePharm intends to compete by aggressively marketing our brand, emphasizing our relationships with professional athletes, and maximizing our relationships with those athletes, retail outlets and industry publications that align with our vision. We also tout the strength of the science behind MusclePharm products, as this is a key point of difference.

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

Claims made for our dietary supplement products may include statements of nutritional support and health and nutrient content claims when authorized by the FDA or otherwise allowed by law.  The FDA’s interpretation of what constitutes an acceptable statement of nutritional support may change in the future, thereby requiring that we revise our labeling. In addition, a dietary supplement that contains a new dietary ingredient (i.e., one not on the market before October 15, 1994) must have a history of use or other evidence of safety establishing that it is reasonably expected to be safe. The manufacturer must notify the FDA at least 75 days before marketing products containing new dietary ingredients and provide the FDA the information upon which the manufacturer based its conclusion that the product has a reasonable expectation of safety. There is no assurance that the FDA will accept the evidence of safety for any new dietary ingredients that we may wish to market, and the FDA’s refusal to accept that evidence could prevent the marketing of the new dietary ingredients and dietary supplements containing a new dietary ingredient.

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

Number of Total Employees and Number of Full Time Employees

We believe that our success will depend greatly on our ability to identify, attract, and retain capable employees. As of April 13, 2012, we had 24 full time employees. Our employees are not represented by any collective bargaining unit, and we believe our relations with our employees are good. We have recently completed staffing for the in-house medical and physiology center on-site in our work-out, fight training and training facilities.

Item 1A. Risk Factors.

Risks Related to Our Business and Industry

OUR INDEPENDENT AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN, WHICH MAY HINDER OUR ABILITY TO CONTINUE AS A GOING CONCERN AND OUR ABILITY TO OBTAIN FUTURE FINANCING.

As reflected in the accompanying financial statements, the Company had a net loss of $23,280,950 and net cash used in operations of $5,801,761 for the year ended December 31, 2011, and a working capital deficit and stockholders’ deficit of $13,693,267 and $12,971,212, respectively, at December 31, 2011. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The ability of the Company to continue its operations is dependent on management’s plans, which include the raising of capital through debt and/or equity markets with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. The Company may need to incur liabilities with certain related parties to sustain the Company’s existence.

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

In response to these problems, management has taken the following actions:

•	seeking additional third party debt and/or equity financing;

•	execute a plan to recapitalize the company;

•	continue with the implementation of the business plan;

•	generate new sales from international customers; and

•	allocate sufficient resources to continue with advertising and marketing efforts.

In their report dated April 13, 2012, our independent auditors stated that our financial statements for the period ended December 31, 2011, were prepared assuming that we would continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Our success with any particular product offering (whether new or existing) depends upon a number of factors, including our ability to:

•	deliver products in a timely manner in sufficient volumes;

•	accurately anticipate customer needs and forecast accurately to the manufacturer in a rapidly expanding business;

•	differentiate our product offerings from those of our competitors;

•	competitively price our products; and

•	develop and/or acquire new products.

Products often have to be promoted heavily in stores or in the media to obtain visibility and consumer acceptance.  Acquiring distribution for products is difficult and often expensive due to slotting and other promotional charges mandated by retailers. Products can take substantial periods of time to develop consumer awareness, consumer acceptance and sales volume. Accordingly, some products fail to gain or maintain sufficient sales volume and as a result have to be discontinued. In a highly completive marketplace it may be difficult to have retailers open stock-keeping units (sku’s) for new products.

OUR INDUSTRY IS HIGHLY COMPETITIVE, AND OUR FAILURE TO COMPETE EFFECTIVELY COULD ADVERSELY AFFECT OUR MARKET SHARE, FINANCIAL CONDITION AND FUTURE GROWTH.

The sports supplement industry is highly competitive with respect to:

•	price;

•	shelf space and store placement;

•	brand and product recognition;

•	new product introductions; and

•	raw materials.

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

In 2011, two customers accounted for approximately 55% of net sales. Our largest customer in 2011 represented 40% of our sales. In 2010, three customers accounted for approximately 63% of our sales. The largest customer in 2010 accounted for 42% of our sales. The loss of any of our major customers, a significant reduction in purchases by any major customer, or, any serious financial difficulty of a major customer, could have a material adverse effect on our sales and results of operations.

Customer	2011	2010
A	40%	42%
B	15%	9%
C	-%	12%
D	-%	-%
E	-%	-%

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

IF WE ARE UNABLE TO RETAIN KEY PERSONNEL, OUR ABILITY TO MANAGE OUR BUSINESS EFFECTIVELY AND CONTINUE OUR GROWTH COULD BE NEGATIVELY IMPACTED.

Key management employees include Brad J. Pyatt, Cory Gregory, Jeremy DeLuca, Larry Meer, John H. Bluher, and certain other individuals. These key management employees are primarily responsible for our day-to-day operations, and we believe our success depends in large part on our ability to retain them and to continue to attract additional qualified individuals to our management team. Currently, we have executed employment agreements with our key management employees. We anticipate having all key executives under new performance based contracts by the end of the second quarter of 2012. The loss or limitation of the services of any of our key management employees or the inability to attract additional qualified personnel could have a material adverse effect on our business and results of operations. We may obtain key man insurance on one or more key executives.

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

As a marketer and distributor of products designed for human consumption, we are subject to product liability claims if the use of our products is alleged to have resulted in injury. Our products consist of vitamins, minerals, herbs and other ingredients that are classified as dietary supplements and in most cases are not subject to pre-market regulatory approval in the United States or internationally. Previously unknown adverse reactions resulting from human consumption of these ingredients could occur (See Item 3. Legal Proceedings).

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

An increase in product returns could negatively impact the Company's operating results and profitability.

The Company permits the return of damaged or defective products and accepts limited amounts of product returns in certain instances. Accordingly, the Company provides allowances for the estimated amounts of these returns at the time of revenue recognition based on historical experience. While such returns have historically been nominal and within management’s expectations and the provisions established, future return rates may differ from those experienced in the past. Any significant increase in damaged or defective products or expected returns could have a material adverse effect on the Company’s operating results for the period or periods in which such returns materialize.

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

Other Risks Factors

WE MAY, IN THE FUTURE, ISSUE ADDITIONAL COMMON SHARES, WHICH WOULD REDUCE INVESTORS’ PERCENT OF OWNERSHIP AND MAY DILUTE OUR SHARE VALUE.

Our Articles of Incorporation authorize the issuance of 2,500,000,000 shares of common stock, 5,000,000 shares of Series A Convertible Preferred Stock, 51 shares of Series B Preferred Stock, 500 shares of Series C Convertible Preferred Stock. The Company currently has 9,999,449 shares of blank-check preferred stock authorized but undesignated. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

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

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form: (a) sets forth the basis on which the broker or dealer made the suitability determination, and (b) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our Common shares and cause a decline in the market value of our stock.

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

WE MAY ISSUE ADDITIONAL SHARES OF PREFERRED STOCK IN THE FUTURE THAT MAY ADVERSELY IMPACT YOUR RIGHTS AS HOLDERS OF OUR COMMON STOCK.

Our articles of incorporation authorize us to issue up to issue up to 15,000,000 shares of preferred stock in various classes. To date, the Company has issued 51 shares of Series B preferred stock and 190 shares of Series C preferred stock. The Series C preferred stock is convertible into shares of the Company’s common stock. Our board of directors will have the authority to fix and determine the relative rights and preferences of preferred shares, as well as the authority to issue additional shares, without further stockholder approval. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders preferred rights to our assets upon liquidation, the right to receive dividends before dividends are declared to holders of our common stock, and the right to the redemption of such preferred shares, together with a premium, prior to the redemption of the common stock. To the extent that we do issue such additional shares of preferred stock, your rights as holders of common stock could be impaired thereby, including, without limitation, dilution of your ownership interests in us. In addition, shares of preferred stock could be issued with terms calculated to delay or prevent a change in control or make removal of management more difficult, which may not be in your interest as a holder of common stock.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

MusclePharm’s corporate headquarters is located in Denver, Colorado. This commercial office building is 30,320 sq. ft. with 5,000 sq. ft. being used for offices and the other 25,000 sq. ft. utilized for research and development. The space includes a full performance training center, medical laboratory, and a 96 seat theatre room. The term of the lease is 65 months, expiring on December 31, 2015. We currently pay approximately $13,500 in lease payments per month.

MusclePharm is leasing a small office and distribution warehouse in Boise, Id. The lease expires in February 2013 and the Company pays approximately $3,500 per month in rent fees.

Item 3. Legal Proceedings.

From time to time we may become involved in legal proceedings which could adversely affect us.  We are currently not involved in any litigation, other than litigation in the ordinary course of business, that we believe could have a materially adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our company’s or our company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Our shares of common stock were cleared for trading under the symbol “TTWZ:OB” on the OTCBB on November 24, 2008, and later began trading on the OTCBB under the symbol “MSLP:OB” on April 27, 2010. Prior to this period, there was minimal trading in our common stock. The high and low prices for our common stock during the calendar quarters ended were:

Quarter ended	High	Low
December 31, 2011	$0.026	$0.007
September 30, 2011	$0.039	$0.014
June 30, 2011	$0.081	$0.025
March 31, 2011	$0.130	$0.036
December 31, 2010	$0.900	$0.050
September 30, 2010	$1.030	$0.410
June 30, 2010	$1.180	$0.950
March 31, 2010	$-	$-
December 31, 2009	$-	$-
September 30, 2009	$-	$-
June 30, 2009	$-	$-
March 31, 2009	$-	$-

Quotations on the OTCBB reflect bid and ask quotations, may reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions. In periods prior to June 30, 2010, there was no volume in the Company’s common stock.

(b) Holders

As of April 13, 2012, we estimate that there were approximately 3,750 holders of record of our common stock. This figure does not take into account those shareholders whose certificates are held in the name of broker-dealers, “street name,” or other nominees.

(c) Dividends

We have not paid any dividends to the holders of our common stock and we do not expect to pay any such dividends in the foreseeable future as we expect to retain our future earnings for use in the operation and expansion of our business.

(d) Securities Authorized for Issuance under Equity Compensation Plan

As of December 31, 2011, we had an employee stock option plan under which 5,000,000 shares had been reserved for issuance. The following table shows information with respect to this plan as of the fiscal year ended December 31, 2011.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights(b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,617,500	$0.50	3,382,500
Equity compensation plans not approved by security holders	-	-	-
Total	1,617,500	$0.50	3,382,500

Unregistered Sales of Equity Securities

During the year ended December 31, 2011, the Company issued 487,281,174 shares of its common stock

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This report and other reports filed by our Company from time to time with the United States Securities and Exchange Commission (collectively the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, our management as well as estimates and assumptions made by our management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to us or our management identify forward-looking statements. Such statements reflect our current view with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including those set forth in the Risk Factors on page 10. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Our primary focus at the current time is on the following:

(1)	Increase our distribution and sales;

(2)	Continue aggressive marketing campaign to further build upon our brand and market awareness;

(3)	Conduct additional testing of the safety and efficacy of our products; and

(4)	Hire additional key employees to continue to strengthen the Company.

Results of Operations

For the Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

Revenues

Net revenues from the sale of products were approximately $21 million for the year ended December 31, 2011, as compared to revenue from the sale of products of approximately $4.0 million for the year ended December 31, 2010. Sales activities during the year ended December 31, 2011, increased due to the increase in advertising and promotion efforts, as well as the change in the Company’s manufacturers, which provided more consistent shipments to customers. The increase is also related to the significant capital spent on marketing with distributors and marketing and brand recognition with endorsements and sponsorships.

Cost of Sales

Cost of sales for the year ended December 31, 2011, were approximately $14.5 million or 69% of revenue, as compared to approximately $2.8 million or 69% of revenue for the year ended December 31, 2010. The cost of sales as a percentage of revenues decreased due to the change in manufacturers as we realized savings offered by quantity discounts.

Operating Expenses

Operating expenses for the year ended December 31, 2011, were approximately $22.6 million, as compared to approximately $19.5 million for the year ended December 31, 2010. The approximate $3.1 million increase is primarily due to an increase in adverting and promotion of approximately $2.2 million, an increase in stock based compensation – of approximately $3.7 million, an increase in depreciation expense of approximately $0.2 million and an increase in travel, meetings and entertainment of approximately $0.3 million, offset by a decrease in investment advisory services of approximately $2.4 million and a decrease in research and development costs of approximately $1.2 million.

Operating Loss

Operating loss for the year ended December 31, 2011 was approximately $16.2 million, as compared to approximately $18.3 million for the year ended December 31, 2010.

Interest Expense

Interest expense for the year ended December 31, 2011, was approximately $3.7 million, as compared to approximately $0.5 million for the year ended December 31, 2010. The increase in interest expense primarily relates to amortization of the debt discounts and debit issue costs of $3.5 million and interest charges incurred on our portfolio of debt instruments of approximately $0.2 million.

Other Expenses

Other expenses for the year ended December 31, 2011, were approximately $7 million, as compared to approximately $1.3 million for the year ended December 31, 2010. The $5.7 million increase in other expenses is primarily due to an increase in derivative expense of approximately $4.7 million, an increase in interest expense of approximately $3.2 million and increases in the losses on settlement of accounts payable of approximately $3.4 million, offset by changes in the fair value of derivative liabilities of approximately $5.3 million and licensing income of approximately $0.2 million.

Net Loss

Net loss for the year ended December 31, 2011, was approximately $23.3 million, or loss per share of $0.08, as compared to the net loss of approximately $19.6 million or loss per share of $0.48 for the year ended December 31, 2010.

Inflation did not have a material impact on the Company’s operations for the period. Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s results of operations.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at December 31, 2011, compared to December 31, 2010.

	December 31, 2011	December 31, 2010	Increase/Decrease
Current Assets	$4,016,833	$2,494,441	$1,522,392
Current Liabilities	$17,710,100	$4,215,648	$13,494,452
Working Capital (Deficit)	$(13,693,267)	$(1,721,207)	$(11,972,060)

Our primary source of operating cash has been through the sale of equity and through the issuance of convertible secured promissory notes and other short term debt as discussed below.

At December 31, 2011, the Company had cash of $659,764 and working capital deficit of approximately $13.7 million, compared to cash of $43,700 and a working capital deficit of approximately $1.7 million at December 31, 2010. The working capital deficit increase of approximately $12.0 million is primarily due to an increase in accounts payable and accrued liabilities of approximately $6.1 million, an increase in derivative liabilities of approximately $6.4 million and an increase of debt, net of discounts of approximately $1 million, offset by an increase to prepaid sponsorships of approximately $0.2 million and an increase in accounts receivable of approximately $2.1 million.

Cash used in operating activities was approximately $5.8 million for the year ended December 31, 2011, as compared to cash used in operating activities of approximately $3.8 million for the year ended December 31, 2010. The increase in cash used in operating activities of approximately $2.0 million for the year ended December 31, 2011, compared to the year ended December 31, 2010, was primarily due to an increase of accounts receivable of approximately $2.1 million, an increase in the change in fair value of derivative liabilities of approximately $5.3 million, a decrease of stock issued for services of approximately $7.6 million, offset by an increase in warrants issued for services of approximately $2.0 million, an increase in the amortization of debt discount and debt issue costs of approximately $3.0 million, an increase in the loss on settlement of accounts payable of approximately $1.7 million, the increase on the loss on conversion of debt of approximately $1.7 million and the increase in derivative expense of approximately $4.7 million.

Cash used in investing activities was $831,511 for the year ended December 31, 2011, as compared to cash used in investing activities of $117,303 for the year ended December 31, 2010. The increase in cash used in investing activities represents purchases of property and equipment, and the build out of our gym facility. We also maintain a website (www.musclepharm.com), designed for customers and investors. Future investments in property and equipment, as well as further development of our Internet presence will largely depend on available capital resources.

Cash flows provided by financing activities were approximately $7.2 million for the year ended December 31, 2011, as compared to cash flows provided by financing activities of approximately $4.0 million for the year ended December 31, 2010. The approximately $3.3 million increase is due to the $4.5 million increase in proceeds from issuance of debt, offset by decreases in the proceeds from issuance of debt – related party of approximately $0.4 million, the decrease in the proceeds from the issuance of common stock and warrants – net of recapitalization payment of $0.6 million and the increase in the cash paid for debt issue costs of approximately $0.3 million.

Cash Flows From Financing Activities: For the Years Ended	December 31 2011	December 31 2010

Cash (cash overdraft)	-	(17,841)

Due to related party	-	(27,929)

Proceeds from issuance of debt	6,612,900	2,140,608

Proceeds from issuance of debt - related party	-	358,077

Repayment of debt	(75,285)	-

Debt issuance costs	(263,283)	-

Proceeds from issuance of preferred stock	100,000	-

Losses incurred in connection with debt conversion prior to maturity	875,000	1,503,569

Net Cash Provided By Financing Activities	7,249,332	3,956,484

Off-Balance Sheet Arrangements

Other than the operating leases, as of December 31, 2011, MusclePharm did not have any off-balance sheet arrangements.

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future non-conforming events. Accordingly, the actual results could differ significantly from estimates.

Accounts Receivable

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

Fair Value Measurements

The Company follows guidance for fair value measurements which defines fair value, establishes a framework for using fair value to measure financial assets and liabilities on a recurring basis, and expands disclosures about fair value measurements. The Company also applies the guidance to non-financial assets and liabilities measured at fair value on a non-recurring basis, which includes goodwill and intangible assets. The guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions of what market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of the inputs as follows:

•	Level 1 – Valuation is based upon unadjusted quoted market prices for identical assets or liabilities in active markets that the Company has the ability to access.

•	Level 2 – Valuation is based upon quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in inactive markets; or valuations based on models where the significant inputs are observable in the market.

•	Level 3 – Valuation is based on models where significant inputs are not observable. The unobservable inputs reflect the Company’s own assumptions about the inputs that market participants would use.

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

Derivative Financial Instruments

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

Revenue Recognition

The Company records revenue when all of the following have occurred: (1) persuasive evidence of an arrangement exists, (2) product has been shipped or delivered by the third party manufacturer, (3) the sales price to the customer is fixed or determinable, and (4) collectability is reasonably assured.

Depending on individual customer agreements, sales are recognized either upon shipment of products to customers or upon delivery. For one of our largest customers, which represent 15% of total revenue, revenue is recognized upon delivery. For all other customers, revenue is recognized upon shipment of the product. The Company records sales allowances and discounts as a direct reduction of sales. The Company recorded discounts of $359,182 and $152,664 for the years ended December 31, 2011 and 2010, respectively.

The Company grants volume incentive rebates to certain customers based on contractually agreed percentages ranging from 2.5% - 5.5% as a percentage of sales once a certain threshold has been met. The credits are recorded as a direct reduction to sales. Total volume incentive rebates granted for the years ended December 31, 2011 and 2010 were approximately $500,000 and $0, respectively.

The Company has an informal 7-day right of return for products. There were nominal returns in 2011 and 2010.

During the years ended December 31, 2011 and 2010, the Company had the following concentrations of revenues with customers:

Customer	2011	2010
A	40%	42%
B	15%	9%
C	-%	12%

The Company does not manufacture or physically hold any inventory. Inventory is held and distributed by the Company’s third party manufacturer.

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

On September 1, 2011, the Company signed a sponsorship agreement with Zuffa Marketing, LLC, the owner of Ultimate Fighting Championship™ (“UFC™”). The Company is one of five primary sponsors with Dodge Trucks, Harley-Davidson, Bud Light and Tapout. The Company is the “Official Supplement Company of the UFC.” The Company receives brand placement at UFC ™ events. Our agreement includes prominent logo placement on the mat, and our branding can be seen on Fox and pay-per-view worldwide.

Stock-Based Compensation

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

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, which amended ASC Topic 820 to achieve common fair value measurements and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”). The amendments in ASU No. 2011-05 result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. This amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not anticipate this amendment will have a material impact on its financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Our financial statements are contained in pages F-1 through F-23, which appear at the end of this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our PEO and PFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based upon that evaluation, the PEO and PFO concluded that the Company’s disclosure controls and procedures were ineffective.

(b) Management’s Assessment of Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rules 13a-15(f). A system of internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2010, based on the criteria established in a report entitled “Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Commission in Release No. 34-55929. Based on this evaluation, the Company’s management has evaluated and concluded that the Company’s internal control over financial reporting was ineffective as of December 31, 2011, and identified the following material weaknesses:

•	There is a lack of accounting personnel with the requisite knowledge of Generally Accepted Accounting Principles in the US (“GAAP”) and the financial reporting requirements of the U.S. Securities and Exchange Commission.

•	There are insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements.

•	There is a lack of segregation of duties, in that we only had one person performing all accounting-related duties.

Notwithstanding the existence of these material weaknesses in our internal control over financial reporting, our management believes that the consolidated financial statements included in its reports fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented.

The Company will continue its assessment on a quarterly basis. We plan to hire personnel and resources to address these material weaknesses. We believe these issues can be solved with hiring in-house accounting support and plan to do so as soon as we have funds available for this.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. The Company’s registered public accounting firm was not required to issue an attestation on its internal controls over financial reporting pursuant to temporary rules of the Securities and Exchange Commission. The Company will continue to evaluate the effectiveness of internal controls and procedures on an on-going basis.

(c) Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the year ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Offices and Corporate Governance.

Directors and Executive Officers

The following table and text sets forth the names and ages of all our directors and executive officers and our key management personnel as of April 13, 2012. All of our directors serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the Board of Directors, and are elected or appointed to serve until the next Board of Directors meeting following the annual meeting of stockholders. Also provided is a brief description of the business experience of each director and executive officer and the key management personnel during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

Name	Age	Position

Brad J. Pyatt	31	Chief Executive Officer and Director

Cory Gregory	33	Senior President and Director

Jeremy DeLuca	33	President and Chief Marketing Officer

Lawrence S. Meer	51	Chief Financial Officer

John H. Bluher	54	Chief Operating Officer

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

Jeremy DeLuca, age 33, President and Chief Marketing Officer

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

Lawrence S. Meer, age 51, Chief Financial Officer

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

John H. Bluher, age 54, Chief Operating Officer

Mr. Bluher is a specialist in corporate governance for growing companies.  He is also a specialist in investment management, capital structuring, merger and acquisition, private equity and valuations of public and private companies.  He has significant experience working with corporate structuring, corporate boards and committees, risk management, and public company corporate governance.  His experience also includes negotiating transactions and purchases, and sales of assets and properties on a global basis.  He has deep experience in creating and implementing corporate governance plans, working in the corporate board room, and as director of risk, developing internal audit programs and insurance programs for public companies.  During 2010, Mr. Bluher provided consulting services to a leading financial advisory and management consultant firm. Mr. Bluher was responsible for managing transactions, business development, developing corporate governance standards and corporate structuring for companies.  Since December 2009, Mr. Bluher assisted in raising capital, marketing and co-managed Coachman Energy Funds at Caddis Capital, LLC, a private equity portfolio focused on oil and gas investments.  From February 2010 to August 2010, Mr. Bluher acted as investment banker and special financial advisor to the AARP Mutual Fund Board of Trustees in a platform divestiture.  From December 2007 to May 2009, Mr. Bluher served as managing director and general counsel at Lehman Brothers, Inc.’s (NYSE:LEH) investment management division.  Mr. Bluher also served as global chief legal and compliance officer and managing director of Neuberger Berman during this period.  From August 2004 to June 2007, Mr. Bluher served as general counsel and director of risk and Janus Capital, Inc. (NYSE:JNS).  From June 2002 to July 2004, Mr. Bluher served as executive vice president, general counsel and corporate secretary and director of risk management of Knight Trading Group (NASDAQ:NITE).  From January 2001 to May 2002, Mr. Bluher served as senior vice president and global chief compliance officer for Prudential Securities, Inc. (NYSE:PRU).  From October 1997 to January 2001, Mr. Bluher served as general counsel and chief compliance officer of Sun America, Inc. (NYSE:SAI) later (NYSE:AIG).  From 1992 – 1997, Mr. Bluher served as senior vice president, regional and divisional Counsel at Prudential Securities, Inc.  From 1987 to 1992, Mr. Bluher was senior counsel for the Division of Enforcement at the Securities and Exchange Commission.  Mr. Bluher holds a Bachelor of Science and a J.D. degree from the University of Wyoming and holds FINRA Series 7, Series 24 and Series 14 licenses.  He has served on the boards of ICI Mutual Insurance Company, the NASDAQ Chairman’s Advisory Board, Cherry Hills Founders Group, Inc., Targeted Medical Pharma, Inc., Arete Industries, Inc., and Safe Communications, Inc., and the University of Wyoming Foundation Board, and College of Law Advisory Board. Mr. Bluher is a frequent speaker at financial services industry meetings and conferences.

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

Following is a brief description of the background of our advisory board members:

Dr. Eric Serrano – Chief Medical Advisor . Dr. Serrano has been practicing medicine in the State of Ohio for over 12 years and is considered one of the leading sports nutrition doctors in the country. His clients include a wide array of athletes from the NFL, NHL, and MLB, in addition to many elite amateur athletes. Dr. Serrano was a professor of family practice medicine at Ohio State University, where he was awarded Professor of The Year and Preceptor of The Year. Dr. Serrano currently lectures across the country to universities, medical groups and health & fitness conferences on the topics of sports nutrition, performance enhancement, and injury prevention. Dr. Serrano’s expertise in blood analysis, sports nutrition, and injury prevention gives athletes the advantage over the competition. He has formulated numerous nutritional supplements for some of the leading nutritional companies on the market and also been a contributing writer for some of the leading health and fitness magazines. Dr. Serrano has been involved in the final formulations for each of our products. Dr. Serrano received his B.A. from Kansas State University in Biology, his M.A. from Kansas State University in Exercise Physiology, and his M.D. from the University of Kansas Medical School.

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

As of December 31, 2011, the board of directors determined that the Company does not currently have any directors that are considered “independent” under the aforementioned standards.

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

Item 11. Executive Compensation.

Summary Compensation Table

The following summary compensation tables sets forth all compensation awarded to, earned by, or paid to the named executive officers and directors by us during the period ended December 31, 2011, 2010, and 2009.

							Non-Equity
							Incentive
				Stock	Option		Plan	All Other
Name and Principal Position	Year	Salary ($)	Bonus ($)	Awards ($)	Awards ($)		Compen- sation ($)	Compen- sation ($)	Total ($)
Brad J. Pyatt	2011	$250,000	$170,410	$1,555,921	$0		$0	$0	$1,976,331
Chief Executive Officer	2010	$194,821	$0	$2,650,000	$0		$0	$0	$2,844,821
	2009	$133,992	$0	$0	$0		$0	$0	$133,992

Cory Gregory	2011	$150,000	$170 ,410	$1,555,921	$0		$0	$0	$1,876,331
Senior President	2010	$78,892	$0	$2,650,000	$0		$0	$0	$2,728,892
	2009	$17,846	$0	$0	$0		$0	$0	$17,846

Lawrence S. Meer	2011	$74,400	$0	$0	$0		$0	$0	$74,400
Chief Financial Officer	2010	$75,493	$0	$0	$228,000	(1)	$0	$0	$303,493

Leonard K. Armenta (2)	2011	$86,400	$0	$0	$0		$0	$0	$86,400
Former Executive Vice President	2010	$83,215	$0	$0	$228,000	(1)	$0	$0	$311,215
	2009	$54,799	$0	$0	$0		$0	$0	$54,799

Jeremy DeLuca	2011	$65,833	$170,410	$1,555,921	$0		$0	$0	$1,792,164
President, Chief Marketing Officer

John H. Bluher	2011	$36,458	$50,000	$00	$0		$0	$0	$86,458
Chief Operating Officer

Explanatory Information Relating to 2011 Summary Compensation Table

Please note the following points in connection with the information in the 2011 Summary Compensation Table:

The compensation of the executive officers of the Company is reviewed on an annual basis by the board of directors.  Each year, the Company considers whether to adjust the base salaries of senior management, including the executive officers, in order to reward individual performance, keep pace with cost of living increases and respond to competitive considerations.

2011 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

OPTION AWARDS							STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised Options Exercisable (#) (b)		Number of Securities Underlying Unexercised Options Unexercisable (#) (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)

Brad J. Pyatt Chief Executive Officer	-		-	-	-	-	-	-	-	-

Cory Gregory Senior President	-		-	-	-	-	-	-	-	-

Lawrence S. Meer Chief Financial Officer	1,000,000	(1)	-	-	$0.50	4/2/2015	-	-	-	-

Leonard K. Armenta (2) Former Executive VP	-		-	-	-	-	-	-	-	-

Jeremy DeLuca Chief Marketing Officer President	-		-	-	-	-	-	-	-	-

John H. Bluher Chief Operating Officer	-		-	-	-	-	-	-	-	-

(1)	Represents 1,000,000 options issued, valued on the date of grant, April 2, 2010.

(2)	Resigned on September 16, 2011.
32

Director Compensation

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named directors by us during the years ended December 31, 2011, 2010 and 2009.

						Non-Equity
Name						Incentive
and				Stock	Option	Plan	All Other
Principal Position	Year	Salary ($)	Bonus ($)	Awards ($)	Awards ($)	Compensation ($)	Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Brad J. Pyatt	2011	$0	$0	$0	$0	$0	$0	$0
Director	2010	$0	$0	$0	$0	$0	$0	$0
	2009	$0	$0	$0	$0	$0	$0	$0

Cory Gregory	2011	$0	$0	$0	$0	$0	$0	$0
Director	2010	$0	$0	$0	$0	$0	$0	$0
	2009	$0	$0	$0	$0	$0	$0	$0

Employment Agreements

Brad J. Pyatt, Chief Executive Officer

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

On November 14, 2011, the Company entered into an amended and restated employment agreement with Mr. Pyatt. The parties amended the Pyatt Employment Agreement in order to amend section 3(c) as it relates to Mr. Pyatt’s bonus payment. The amended Pyatt Employment Agreement now provides that, for each one million dollars ($1,000,000) in revenue growth achieved by the Company from the revenue figure reported for the prior fiscal year, Mr. Pyatt shall receive (i) ten thousand dollars ($10,000) and (ii) one hundred thousand dollars ($100,000) worth of the Company’s common stock, such stock to be valued based on the average closing price for the twenty (20) trading days prior to the date of issuance of such stock. The aforementioned payments to Mr. Pyatt shall be made within 90 days after the end of the Company’s fiscal year.

Cory Gregory, Senior President

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

On November 14, 2011, the Company entered into an amended and restated employment agreement with Mr. Gregory. The parties amended the Gregory Employment Agreement in order to amend section 3(c) as it relates to Mr. Gregory’s bonus payment. The amended Gregory Employment Agreement now provides that, for each one million dollars ($1,000,000) in revenue growth achieved by the Company from the revenue figure reported for the prior fiscal year, Mr. Gregory shall receive (i) ten thousand dollars ($10,000) and (ii) one hundred thousand dollars ($100,000) worth of the Company’s common stock, such stock to be valued based on the average closing price for the twenty (20) trading days prior to the date of issuance of such stock. The aforementioned payments to Mr. Gregory shall be made within 90 days after the end of the Company’s fiscal year.

John H. Bluher, Chief Operating Officer

On September 16, 2011, the Company entered into an employment agreement (the “Bluher Employment Agreement”) with John H. Bluher, individually (“Bluher”), appointing Bluher as the Company’s Chief Operating Officer.

Pursuant to the terms of the Bluher Employment Agreement, Bluher is to serve as the Company’s Chief Operating Officer from September 16, 2011 (the “Bluher Effective Date”), until September 15, 2013 (the “Bluher Term”). Upon expiration of the Bluher Term, the Bluher Employment Agreement shall be automatically renewed unless either the Company or Bluher provides the other party with written notice at least sixty (60) days prior to the last date of the respective term. During the Bluher Term, Bluher’s responsibilities will include general oversight and management of the Company’s daily operations, as well as any responsibilities delegated to him by the Company’s Chief Executive Officer or board of directors (the “Bluher Duties”).

In consideration for performance of the Bluher’s Duties during the Term, Bluher is to receive an initial base salary of one hundred and seventy five thousand dollars ($175,000) per year (the “Bluher Base Salary”), any increases to such salary during the Bluher Term to be determined at the discretion of the Company. Bluher is also eligible to receive an annual performance bonus based on certain goals and performances levels mutually established by the parties.

Bluher was also entitled to receive, beginning on December 31, 2012, and on each successive calendar year end thereafter, stock options to purchase shares of the Company’s common stock in the amount of five hundred thousand dollars ($500,000) (the “2012 Options”). The 2012 Options were to be exercisable into shares of the Company’s common stock at an exercise price equal to the average of the high and low reported selling prices of the Company’s common stock on the date of grant and vest in accordance with the schedule outlined in the Bluher Employment Agreement.

On March 13, 2012, the Company and Bluher executed an amendment to the Bluher Employment Agreement, whereby Bluher waived his rights to the equity based compensation in both the Bluher Employment Agreement and a consulting agreement with Endion Capital, LLC, and now is to receive (i) 20,000,000 shares of the Company’s common stock with piggy-back registration rights, subject to a lock-up period of one year and (ii) a warrant to purchase 10,000,000 shares of the Company’s common stock at an exercise price of $0.008 per share, subject to a lock-up period of six months.

Jeremy DeLuca, President, Chief Marketing Officer

On November 14, 2011 (the “DeLuca Execution Date”), the Company entered into an employment agreement (the “DeLuca Employment Agreement”) with Jeremy DeLuca, the Company’s President and Chief Marketing Officer (the “President”). The term of the DeLuca Employment Agreement commences on the DeLuca Execution Date and expires on December 31, 2014 (the “DeLuca Term”). Pursuant to the terms of the DeLuca Employment Agreement, the President is to receive a base salary of $125,000 for the 2011 calendar year; $175,000 for the 2012 calendar year; $225,000 for the 2013 calendar year; and $300,000 for the 2014 calendar year. In addition, upon the three year anniversary of the DeLuca Employment Agreement, the President shall receive 5,000 shares of the Company’s Series A Preferred Stock.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information known to MusclePharm with respect to the beneficial ownership of MusclePharm’s common stock as of April 13, 2012, unless otherwise noted, by:

•	each stockholder known to MusclePharm to own beneficially more than 5% of MusclePharm’s common stock;

•	each of MusclePharm’s directors;

•	each of MusclePharm’s executive officers; and

•	all of MusclePharm’s current directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or dispositive power with respect to securities. Common shares relating to options or warrants currently exercisable, or exercisable within 60 days of April 12, 2012, are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote, and subject to the community property laws where applicable, the persons or entities named in the tables have sole voting and dispositive power with respect to all shares shown as beneficially owned by them.

	Amount and		Percentage
	Nature of		of
	Beneficial		Beneficial
Name and Address of Beneficial Owner	Ownership		Ownership (1)

Brad J. Pyatt	166,962,288		11.6%
4721 Ironton St
Denver, CO 80239

Cory Gregory	158,665,986		11.0%
4721 Ironton St
Denver, CO 80239

Lawrence S. Meer	0		0%
4721 Ironton St
Denver, CO 80239

Jeremy DeLuca	148,182,972		10.2%
4721 Ironton St
Denver, CO 80239

John H. Bluher	0		0%
4721 Ironton St
Denver, CO 80239

All executive officers and directors as a group (5 persons)	473,811,226		32.8%

Drew Ciccarelli	105,000,000	(2)	7.27%

All executive officers, directors and 5% holders as a group	578,811,226		40.07%

(1)	Percent of class based on 1,444,521,399 common shares outstanding as of April 12, 2012. This percentage does not include preferred stock ownership or other ownership of convertible securities.

(2)	These shares are held by Mr. Ciccarelli individually, and through (i) TSX Ventures, LLC, a South Carolina limited liability company and (ii) Five Star Consulting, LLC, a Nevada limited liability company, entities of which Mr. Ciccarelli maintains sole dispositive voting power.

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

Item 14. Principal Accountant Fees and Services.

Summary of Principal Accountant Fees for Professional Services Rendered

The following table presents the aggregate fees for professional audit services and other services rendered by Berman & Co., P.A., our independent registered public accountant in 2011 and 2010, respectively.

	Fiscal Year Ended	Fiscal Year Ended
	December 31, 2011	December 31, 2010
Audit and Audit Related Fees	$211,328	$110,000
Tax Fees	$0	$0
All Other Fees	$0	$0

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit No.	Description

2.1	Share Exchange Agreement, dated February 1, 2010, by and between Tone in Twenty, Inc. and Muscle Pharm LLC (as filed as Exhibit 2.1 on Form 8-K on February 2, 2010)

3.1	Tone In Twenty Articles of Incorporation, dated August 4, 2006 (as filed as Exhibit 3.1 to Company’s Form SB-2 Registration Statement, filed November 2, 2007)

3.2	Bylaws of MusclePharm Corporation, dated August 5, 2006 (as filed as Exhibit 3.2 to Company’s Form SB-2 Registration Statement, filed November 2, 2007)

3.3	Amendment to the Articles of Incorporation, dated February 23, 2007 (as filed as Exhibit 3.3 to Company’s Form SB-2 Registration Statement, filed November 2, 2007)

3.4	Series A Certificate of Designation (as filed as Exhibit 3.4 to the Company’s Current Report on Form 8-K, filed on February 24, 2010)

3.5	Amendment to the Articles of Incorporation (as filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed on May 23, 2011)

3.6	Series B Certificate of Designation (as filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed on August 16, 2011)

3.7	Series C Certificate of Designation, filed with the Secretary of State of the State of Nevada on October 25, 2011 (as filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on November 4, 2011)

3.8	Amendment to the Articles of Incorporation, dated November 17, 2011 (as filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on November 23, 2011)

3.9	Amendment to the Articles of Incorporation, dated January 18, 2012 (as filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on January 27, 2012)

3.10	Amendment to the Articles of Incorporation, dated March 26, 2012 (as filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on March 29, 2012)

4.1	$900,000 Convertible Promissory Note, dated June 7, 2011, issued in favor of JMJ Financial (as filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on July 8, 2011)

4.2	$2,651,000 Senior Secured Convertible Promissory Note, dated June 29, 2011, issued in favor of Inter-Mountain Capital Corp. (as filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q, filed on November 14, 2011)

4.3	Common Stock Purchase Warrant, dated June 29, 2011, issued in favor of Inter-Mountain Capital Corp. (as filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q, filed on November 14, 2011)

4.4	Form of Promissory Note (as filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on December 12, 2011)

4.5	Form of Common Stock Purchase Warrant (as filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on December 12, 2011)

10.1	Sponsorship Agreement, dated January 18, 2011, by and between MusclePharm Corporation, and The Cincinnati Reds LLC (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 24, 2011)

10.2	Registration Rights Agreement, dated June 7, 2011, by and between the Company and JMJ Financial (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 8, 2011)

10.3	Stock Purchase Agreement, dated July 7, 2011, by and between MusclePharm Corporation and Carriage Group, LLC (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 19, 2011)

10.4	Endorsement Agreement, dated July 20, 2011, by and between MusclePharm Corporation and Michael Vick, individually (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 22, 2011)

10.5	Note and Warrant Purchase Agreement, dated June 29, 2011, by and between MusclePharm Corporation and Inter-Mountain Capital Corp. (as filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on November 14, 2011)

10.6	Employment Agreement, dated September 16, 2011, by and between MusclePharm Corporation and John H. Bluher, individually (as filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed on November 14, 2011)

10.7	Employment Agreement, dated November 14, 2011, by and between MusclePharm Corporation and Jeremy DeLuca, individually (as filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed on November 14, 2011)

10.8	Amended and Restated Employment Agreement, dated November 14, 2011, by and between MusclePharm Corporation and Brad Pyatt, individually *

10.9	Amended and Restated Employment Agreement, dated November 14, 2011, by and between MusclePharm Corporation and Cory Gregory, individually *

10.10	Stock Purchase Agreement, dated December 2, 2011, by and between MusclePharm Corporation and TSX Holdings, LLC (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 8, 2011)

10.11	Amendment No. 1 to Stock Purchase Agreement, dated December 8, 2011, by and between MusclePharm Corporation and Carriage Group, LLC (as filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on December 9, 2011)

10.12	Form of Subscription Agreement (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 12, 2011)

10.13	Equity Purchase Agreement, dated November 4, 2011, by and between MusclePharm Corporation and Southridge Partners II, LP (as filed as Exhibit 10.8 to the Company’s Registration Statement on Form S-1/A, filed on December 29, 2011)

10.14	Registration Rights Agreement, dated November 4, 2011, by and between MusclePharm Corporation and Southridge Partners II, LP (as filed as Exhibit 10.9 to the Company’s Registration Statement on Form S-1/A, filed on December 29, 2011)

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MUSCLEPHARM CORPORATION

Dated: April 16, 2012	By:	/s/ Brad J. Pyatt
Brad J. Pyatt
Chief Executive Officer Principal Executive Officer

Dated: April 16, 2012	By:	/s/ Lawrence S. Meer
Lawrence S. Meer
Chief Financial Officer Principal Financial Officer Principal Accounting Officer

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THIS REPORT HAS BEEN SIGNED BY OR ON BEHALF OF THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED:

Signature	Title	Date

/s/ Brad J. Pyatt	Chairman, Chief Executive Officer,	April 16, 2012
Brad J. Pyatt	Principal Executive Officer

/s/ Cory Gregory	Senior President, Director	April 16, 2012
Cory Gregory

/s/ Lawrence S. Meer	Chief Financial Officer, Principal Financial Officer,	April 16, 2012
Lawrence S. Meer	Principal Accounting Officer

/s/ Jeremy DeLuca	President and Chief Marketing Officer	April 16, 2012
Jeremy DeLuca

/s/ John H. Bluher	Chief Operating Officer	April 16, 2012
John H. Bluher

MusclePharm Corporation

Consolidated Financial Statements

December 31, 2011 and 2010

CONTENTS

Page(s)

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets – December 31, 2011 and 2010	F-2

Consolidated Statements of Operations –
Years Ended December 31, 2011 and 2010	F-3

Consolidated Statement of Stockholders’ Deficit –
Years Ended December 31, 2011 and 2010	F-4

Consolidated Statements of Cash Flows –
Years Ended December 31, 2011 and 2010	F-5

Notes to Consolidated Financial Statements -
Years Ended December 31, 2011 and 2010	F-6 – F-23

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of:

MusclePharm Corporation

We have audited the accompanying consolidated balance sheets of MusclePharm Corporation and Subsidiary as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MusclePharm Corporation and Subsidiary as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a net loss of $23,280,950 and net cash used in operations of $5,801,761 for the year ended December 31, 2011; and has a working capital deficit of $13,693,267, and a stockholders’ deficit of $12,971,212 at December 31, 2011. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regards to these matters is also described in Note 2.

Berman & Company, P.A.

 Boca Raton, Florida

April 13, 2012

551 NW 77th Street Suite 201 • Boca Raton, FL 33487

Phone: (561) 864-4444 • Fax: (561) 892-3715

www.bermanscpas.com• info@bermancaps.com

Registered with the PCAOB • Member AICPA Center For Audit Quality

Member American Institute of Certified Public Accountants

Member Florida Institute of Certified Public Accountants

MusclePharm Corporation and Subsidiary

Consolidated Balance Sheets

	December 31, 2011	December 31, 2010

Assets

Current Assets
Cash	$659,764	$43,704
Accounts receivable - net	2,569,092	426,761
Prepaid stock compensation	534,456	1,965,911
Prepaid sponsorship fees	203,333	-
Other	50,188	58,065
Total Current Assets	4,016,833	2,494,441

Property and equipment - net	907,522	138,551

Debt issue costs - net	68,188	34,404

Other assets	53,585	53,585

Total Assets	$5,046,128	$2,720,981

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts payable and accrued liabilities	$9,359,073	$3,227,483
Customer deposits	8,047	75,733
Debt - net	1,281,742	289,488
Derivative liabilities	7,061,238	622,944
Total Current Liabilities	17,710,100	4,215,648

Long Term Liabilities:
Debt - net	307,240	250,000

Total Liabilities	18,017,340	4,465,648

Stockholders' Deficit
Series A, Convertible Preferred Stock, $0.001 par value; 5,000,000 shares authorized, none issued and outstanding	-	-
Series B, Preferred Stock, $0.001 par value; 51 shares authorized, 51 and none, respectively, issued and outstanding	-	-
Series C, Convertible Preferred Stock, $0.001 par value; 500 shares authorized, 190 and none, respectively, issued and outstanding	-	-
Common Stock, $0.001 par value; 2,500,000,000 shares authorized,605,930,613 and 118,649,439 issued and outstanding	605,931	118,649
Additional paid-in capital	31,579,538	20,012,122
Accumulated deficit	(45,156,681)	(21,875,438)
Total Stockholders' Deficit	(12,971,212)	(1,744,667)

Total Liabilities and Stockholders' Deficit	$5,046,128	$2,720,981

See accompanying notes to consolidated financial statements

MusclePharm Corporation and Subsidiary

Consolidated Statements of Operations

	Year Ended December 31,
	2011	2010

Sales - net	$20,838,337	$4,047,295

Cost of sales	14,470,614	2,804,274

Gross profit	6,367,723	1,243,021

General and administrative expenses	22,587,883	19,494,857

Loss from operations	(16,220,160)	(18,251,836)

Other income (expense)
Derivative expense	(4,777,654)	(93,638)
Change in fair value of derivative liabilities	5,162,100	(149,306)
Loss on settlement of accounts payable and debt	(3,862,458)	(433,400)
Interest expense	(3,711,278)	(480,589)
Other expense	(121,500)	(160,568)
Licensing income	250,000	-
Total other income (expense) - net	(7,060,790)	(1,317,501)

Net loss	$(23,280,950)	$(19,569,337)

Net loss available to common stockholders
Net loss	$(23,280,950)	$(19,569,337)
Series C preferred stock dividend	(293)	-
Net loss available to common stockholders	$(23,280,657)	$(19,569,337)

Net loss per share available to common stockholders (basic and diluted)	$(0.08)	$(0.48)

Weighted average number of common shares outstanding during the year - basic and diluted	281,484,658	41,141,549

See accompanying notes to consolidated financial statements

MusclePharm Corporation and Subsidiary

Consolidated Statement of Stockholders' Deficit

Years Ended December 31, 2011 and 2010

	Series A, Convertible Preferred Stock		Series B, Preferred Stock		Series C, Convertible Preferred Stock		Common Stock		Additional Paid-	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	Deficit	Deficit

Balance - December 31, 2009	-	$-	-	$-	-	$-	26,000,000	$26,000	$1,099,508	$(2,306,101)	$(1,180,593)

Recapitalization and deemed issuance	83,333	83	-	-	-	-	70,838	71	(25,261)	-	(25,107)

Issuance of common stock:
Conversion of preferred stock to common stock	(83,333)	(83)	-	-	-	-	16,666,600	16,667	(16,584)	-	-
Conversion of convertible debt to common stock	-	-	-	-	-	-	7,708,906	7,709	1,025,791	-	1,033,500
Stock and warrants	-	-	-	-	-	-	4,167,767	4,168	1,524,508	-	1,528,676
Services - third parties	-	-	-	-	-	-	22,457,214	22,457	4,532,158	-	4,554,615
Services - third parties - future services	-	-	-	-	-	-	10,545,200	10,545	2,724,003	-	2,734,548
Services - related parties	-	-	-	-	-	-	10,000,000	10,000	5,290,000	-	5,300,000
Services paid with previously issued stock to related parties	-	-	-	-	-	-	-	-	1,039,500	-	1,039,500
Settlement of debt - third parties	-	-	-	-	-	-	4,165,571	4,166	1,186,898	-	1,191,064
Settlement of debt - related party	-	-	-	-	-	-	7,161,548	7,161	350,916	-	358,077
Settlement of accounts payable	-	-	-	-	-	-	9,014,286	9,014	424,386	-	433,400
Debt offering - additional interest expense	-	-	-	-	-	-	50,000	50	30,450	-	30,500
Extension of debt maturity date	-	-	-	-	-	-	130,000	130	95,370	-	95,500
Contract settlement in connection with lawsuit	-	-	-	-	-	-	511,509	511	99,489	-	100,000
Share based payments	-	-	-	-	-	-	-	-	630,990	-	630,990
Net loss	-	-	-	-	-	-	-	-	-	(19,569,337)	(19,569,337)

Balance - December 31, 2010	-	-	-	-	-	-	118,649,439	118,649	20,012,122	(21,875,438)	(1,744,667)

Issuance of common and preferred stock:
Conversion of convertible debt	-	-	-	-	-	-	254,061,743	254,062	4,014,795	-	4,268,857
Conversion of secured/unsecured debt	-	-	-	-	-	-	40,277,378	40,277	817,675		857,952
Cash	-	-	-	-	-	-	82,000,000	82,000	793,000	-	875,000
Cash	-	-	-	-	100	-	-	-	100,000	-	100,000
Services - third parties	-	-	-	-	-	-	46,521,157	46,522	1,153,322	-	1,199,844
Services - third parties	-	-	-	-	90	-	-	-	90,000	-	90,000
Services - third parties - future services	-	-	-	-	-	-	4,000,000	4,000	210,250	-	214,250
Extension of debt maturity date	-	-	-	-	-	-	9,375,000	9,375	151,875	-	161,250
Settlement of accounts payable	-	-	-	-	-	-	54,545,896	54,546	3,592,173	-	3,646,719
Cancellation of shares	-	-	-	-	-	-	(3,500,000)	(3,500)	3,500	-	-
Share based payments - related parties	-	-	51	-	-	-	-	-	-	-	-
Dividends on series C preferred stock - related parties	-	-	-	-	-	-	-	-	-	(293)	(293)
Reclassification of derivative liability to additional paid in capital	-	-	-	-	-	-	-	-	640,826		640,826
Net loss	-	-	-	-	-	-	-	-	-	(23,280,950)	(23,280,950)

Balance - December 31, 2011	-	$-	51	$-	190	$-	605,930,613	$605,931	$31,579,538	$(45,156,681)	$(12,971,212)

See accompanying notes to consolidated financial statements

MusclePharm Corporation and Subsidiary

Consolidated Statements of Cash Flows

	Year Ended
	December 31, 2011	December 31, 2010
Cash Flows From Operating Activities:
Net loss	$(23,280,950)	$(19,569,337)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	171,587	18,567
Bad debt	120,477	119,468
Warrants issued for services - third parties	1,989,982	-
Stock issued for services - third parties	1,289,844	4,554,615
Stock issued for services - related parties	-	5,300,000
Services paid with previously issued stock to related parties	-	1,039,500
Stock issued to extend maturity date of debt	161,250	95,500
Stock issued as settlement in connection with lawsuit	-	100,000
Stock issued with unsecured debt offering-additional interest expense	-	30,500
Share based payments	-	630,990
Amortization of prepaid stock compensation	1,745,705	768,637
Amortization of debt discount and debt issue costs	3,466,718	485,689
Loss on settlement of accounts payable	2,123,129	433,400
Loss on conversion of debt	1,739,329	-
Derivative expense	4,777,654	93,638
Change in fair value of derivative liabilities	(5,162,100)	149,306
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(2,262,808)	(434,753)
Prepaid sponsorship fees	(203,333)	-
Inventory	-	4,245
Deposits	-	32,116
Other	7,877	(66,703)
Increase (decrease) in:
Accounts payable and accrued liabilities	7,581,564	2,358,430
Customer deposits	(67,686)	60,715
Net Cash Used In Operating Activities	(5,801,761)	(3,795,477)

Cash Flows From Investing Activities:
Purchase of property and equipment	(831,511)	(117,303)
Net Used In Investing Activities	(831,511)	(117,303)

Cash Flows From Financing Activities:
Cash overdraft	-	(17,841)
Due to related party	-	(27,929)
Proceeds from issuance of debt	6,612,900	2,140,608
Proceeds from issuance of debt - related party		358,077
Repayment of debt	(75,285)	-
Cash paid for debt issue costs	(263,283)	-
Proceeds from issuance of preferred stock	100,000	-
Proceeds from issuance of common stock and warrants-net of recapitalization payment	875,000	1,503,569
Net Cash Provided By Financing Activities	7,249,332	3,956,484

Net increase in cash	616,060	43,704

Cash at beginning of year	43,704	-

Cash at end of year	$659,764	$43,704

Supplemental disclosures of cash flow information:
Cash paid for interest	$28,806	$15,882

Supplemental disclosure of non-cash investing and financing activities:

Stock issued for future services - third parties	$214,250	$2,734,548
Non cash increase in accounts payable related to future services to be paid for with common stock	$100,000	$-
Debt discount recorded on convertible and unsecured debt accounted for as a derivative liability	$5,473,291	$380,000
Conversion of convertible debt and accrued interest for common stock	$3,387,480	$1,033,500
Stock issued to settle debt - third parties	$-	$1,191,064
Stock issued to settle debt - related party	$-	$358,077
Stock issued to settle accounts payable and due to factor	$1,440,779	$433,400
Reclassification of derivative liability to additional paid in capital	$640,826	$-
Conversion of preferred stock to common stock	$-	$83
Stock issued to acquire equipment	$82,811	$-
Auto acquired through financing	$26,236	$-
Dividends on series C preferred stock - related parties	$293	$-
Original issue discount	$-	$37,500

See accompanying notes to consolidated financial statements

MusclePharm Corporation and Subsidiary

Consolidated Notes to Financial Statements

December 31, 2011 and 2010

Note 1 Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

MusclePharm Corporation (the “Company”, “We”, “Our” or “MP”), was organized as a limited liability company in the State of Colorado on April 22, 2008.  On February 18, 2010, the Company executed a reverse recapitalization with Tone in Twenty, Inc. and changed its name to MP (See Note 3).

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future non-conforming events. Accordingly, the actual results could differ significantly from estimates.

Principles of Consolidation

All inter-company accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less and money market accounts to be cash equivalents.  At December 31, 2011 and 2010, the Company had no cash equivalents.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.  At December 31, 2011 there was one account that had a balance that exceeded the federally insured limit by approximately $378,000. In 2010, there were no balances that exceeded the federally insured limit.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable represent trade obligations from customers that are subject to normal trade collection terms. The Company periodically evaluates the collectability of its accounts receivable and considers the need to establish an allowance for doubtful accounts based upon historical collection experience and specific customer information. Accordingly, the actual amounts could vary from the recorded allowances.

The Company does not charge interest on past due receivables. Receivables are determined to be past due based on the payment terms of the original invoices.

MusclePharm Corporation and Subsidiary

Consolidated Notes to Financial Statements

December 31, 2011 and 2010

Accounts receivable at December 31, 2011 and 2010 were as follows:

Accounts receivable	$2,766,776	$542,863
Less: allowance for doubtful accounts	(197,684)	(116,102)
Accounts receivable – net	$2,569,092	$426,761

As of December 31, 2011 and 2010, the Company had the following concentrations of accounts receivable with customers:

Customer	2011	2010
A	36%	24%
B	12%	2%
C	10%	-%
D	7%	40%
E	5%	11%

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

Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances, such as service discontinuance or technological obsolescence, indicate that the carrying amount of the long-lived asset may not be recoverable. When such events occur, the Company compares the carrying amount of the asset to the undiscounted expected future cash flows related to the asset. If the comparison indicates that impairment is present, the amount of impairment is calculated as the difference between the excess of the carrying amount over the fair value of the asset. If a readily determinable market price does not exist, fair value is estimated using discounted expected cash flows attributable to the asset.

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

MusclePharm Corporation and Subsidiary

Consolidated Notes to Financial Statements

December 31, 2011 and 2010

The following are the major categories of liabilities measured at fair value on a recurring basis as of December 31, 2011 and 2010, using quoted prices in active markets for identical liabilities (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

		2011	2010
Derivative liabilities	Level 2	$7,061,238	$622,944

The Company's financial instruments consisted primarily of accounts receivable, prepaids, accounts payable and accrued liabilities, derivative liabilities and debt. The carrying amounts of the Company's financial instruments generally approximated their fair values as of December 31, 2011 and 2010, respectively, due to the short-term nature of these instruments.

Revenue Recognition

The Company records revenue when all of the following have occurred; (1) persuasive evidence of an arrangement exists, (2) product has been shipped or delivered by the third party manufacturer, (3) the sales price to the customer is fixed or determinable, and (4) collectability is reasonably assured.

Depending on individual customer agreements, sales are recognized either upon shipment of products to customers or upon delivery.  For one of our largest customers, which represent 15% of total revenue, revenue is recognized upon delivery. For all other customers, revenue is recognized upon shipment of the product. The Company records sales allowances and discounts as a direct reduction of sales.  The Company recorded discounts of $359,182 and $152,664 for the years ended December 31, 2011 and 2010, respectively.

The Company grants volume incentive rebates to certain customers based on contractually agreed percentages ranging from 2.5% - 5.5% as a percentage of sales once a certain threshold has been met. The credits are recorded as a direct reduction to sales. Total volume incentive rebates granted for the years ended December 31, 2011 and 2010 were approximately $500,000 and $0, respectively.

The Company has an informal 7-day right of return for products. There were nominal returns in 2011 and 2010.

During the years ended December 31, 2011 and 2010, the Company had the following concentrations of revenues with customers:

Customer	2011	2010
A	40%	42%
B	15%	9%
C	-%	12%

The Company does not manufacture or physically hold any inventory.  Inventory is held and distributed by the Company’s third party manufacturer.

Licensing Income and Royalty Revenue

On May 5, 2011, the Company granted an exclusive indefinite term license to a third party for $250,000. The licensee may market, manufacture, design and sell the Company’s existing apparel line. The licensee will pay the Company a 10% net royalty based on its net income at the end of each fiscal year. To date, no royalty revenue has been earned.

Cost of Sales

Cost of sales represents costs directly related to the production and third party manufacturing of the Company’s products.

MusclePharm Corporation and Subsidiary

Consolidated Notes to Financial Statements

December 31, 2011 and 2010

Shipping and Handling

Product sold is typically shipped directly to the customer from the manufacturer.  Any freight billed to customers is offset against shipping costs and included in cost of sales.

Freight billed to customers for the years ended December 31, 2011 and 2010 was $309,690 and $71,983, respectively.

Advertising

The Company expenses advertising costs when incurred.

Advertising for the years ended December 31, 2011 and 2010 are as follows:

2011	2010
$9,241,741	$7,084,955

Income Taxes

Through February 18, 2010, the Company was taxed as a pass-through entity (LLC) under the Internal Revenue Code and was not subject to federal and state income taxes; accordingly, no provision was made. The financial statements reflect the LLC’s transactions without adjustment, if any, required for income tax purposes for the period ended February 18, 2010. In computing the expected tax benefit, the Company reflected a net loss of $23,280,950 in the year ended December 31, 2011 and $19,169,454 for the period from February 18, 2010 to December 31, 2010.

In 2011, and the period from February 18, 2010 through December 31, 2010, income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Beginning with the adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes , (included in FASB ASC Subtopic 740-10, Income Taxes — Overall ), the Company recognizes the effect of income tax positions only if those positions are more likely than not to be sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely to be realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

The Company records interest and penalties related to unrecognized tax benefits in income tax expense. There were none for the years ended December 31, 2011 and 2010.

Beneficial Conversion Feature

For conventional convertible debt where the rate of conversion is below market value, the Company records a "beneficial conversion feature" ("BCF") and related debt discount.

When the Company records a BCF, the relative fair value of the BCF is recorded as a debt discount against the face amount of the respective debt instrument. The discount is amortized to interest expense over the life of the debt.

Derivative Liabilities

Fair value accounting requires bifurcation of embedded derivative instruments, such as ratchet provisions or conversion features in convertible debt or equity instruments, and measurement of their fair value. In determining the appropriate fair value, the Company uses the Black-Scholes option-pricing model. In assessing the convertible debt instruments, management determines if the convertible debt host instrument is conventional convertible debt and further if there is a beneficial conversion feature requiring measurement. If the instrument is not considered conventional convertible debt, the Company will continue its evaluation process of these instruments as derivative financial instruments.

Once derivative liabilities are determined, they are adjusted to reflect fair value at the end of each reporting period. Any increase or decrease in the fair value is recorded in results of operations as an adjustment to fair value of derivatives. In addition, the fair value of freestanding derivative instruments such as warrants, are also valued using the Black-Scholes option-pricing model.

MusclePharm Corporation and Subsidiary

Consolidated Notes to Financial Statements

December 31, 2011 and 2010

Debt Issue Costs and Debt Discount

The Company may pay debt issue costs, and record debt discounts in connection with raising funds through the issuance of convertible debt.  These costs are amortized to interest expense over the life of the debt. If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts is immediately expensed.

Original Issue Discount

For certain convertible debt issued, the Company provides the debt holder with an original issue discount.  The original issue discount is recorded to debt discount, reducing the face amount of the note and is amortized to interest expense over the life of the debt.

Share-based payments

The Company has incentive plans that reward employees with stock options, warrants, restricted stock and stock appreciation rights. The amount of compensation cost for these share-based awards is measured based on the fair value of the awards, as of the date that the share-based awards are issued and adjusted to the estimated number of awards that are expected to vest.

Fair value of stock options, warrants, and stock appreciation rights, is generally determined using a Black-Scholes option pricing model, which incorporates assumptions about expected volatility, risk free rate, dividend yield, and expected life. Compensation cost for share-based awards is recognized on a straight-line basis over the vesting period.

Net Earnings (Loss) per Share

Net earnings (loss) per share is computed by dividing net income (loss) less preferred dividends for the period by weighted average number of shares of common stock outstanding during each period.  Diluted earnings (loss) per share is computed by dividing net income (loss) less preferred dividends by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period.

Since the Company reflected a net loss in 2011 and 2010, respectively, the effect of considering any common stock equivalents, if exercisable, would have been anti-dilutive. A separate computation of diluted earnings (loss) per share is not presented.

The Company has the following common stock equivalents at December 31, 2011 and 2010:

	2011	2010
Stock options (exercise price - $0.50/share)	1,617,500	2,767,500
Warrants (exercise price $0.015- $1.50/share)	61,696,327	750,000
Convertible preferred series C shares (exercise price $0.01/share)	19,000	-
Convertible debt (exercise price $0.002- $0.02/share)	448,592,711	11,197,139
Total common stock equivalents	511,925,538	14,714,639

In the above table, some of the outstanding convertible debt from 2011 and 2010 contains ratchet provisions that would cause variability in the exercise price at the balance sheet date.  As a result, common stock equivalents could change at each reporting period.

Reclassification

The Company has reclassified certain prior period amounts to conform to the current period presentation. These reclassifications had no effect on the financial position, results of operations or cash flows for the periods presented.

MusclePharm Corporation and Subsidiary

Consolidated Notes to Financial Statements

December 31, 2011 and 2010

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, which amended ASC Topic 820 to achieve common fair value measurements and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”). The amendments in ASU No. 2011-05 result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. This amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not anticipate this amendment will have a material impact on its financial statements.

Note 2 Going Concern

As reflected in the accompanying financial statements, the Company had a net loss of $23,280,950 and net cash used in operations of $5,801,761 for the year ended December 31, 2011; and a working capital deficit and stockholders’ deficit of $13,693,267 and $12,971,212, respectively, at December 31, 2011.These factors raise substantial doubt about the Company's ability to continue as a going concern.

The ability of the Company to continue its operations is dependent on Management's plans, which include the raising of capital through debt and/or equity markets with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements.  The Company may need to incur liabilities with certain related parties to sustain the Company’s existence.

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

MusclePharm Corporation and Subsidiary

Consolidated Notes to Financial Statements

December 31, 2011 and 2010

Note 4 Property and Equipment

Property and equipment consisted of the following at December 31, 2011 and 2010:

	2011	2010	Estimated Useful Life
Furniture, fixtures and gym equipment	$781,786	$55,305	3 years
Leasehold improvements	244,770	67,760	*
Auto	37,068	-	5 years
Displays	32,057	32,057	5 years
Website	11,462	11,462	3 years
Total	1,107,143	166,584
Less: Accumulated depreciation and amortization	(199,621)	(28,033)
	$907,522	$138,551

* The shorter of 5 years or the life of the lease.

Note 5 Debt

At December 31, 2011 and 2010, debt consists of the following:

	2011	2010

Convertible debt - secured	$1,749,764	$605,000
Less: debt discount	(1,395,707)	(331,261)
Convertible debt - net	354,057	273,739

Auto loan - secured	26,236	-

Secured debt	-	187,500

Unsecured debt	2,380,315	78,249
Less: debt discount	(1,171,626)	-
Unsecured debt - net	1,208,689	78,249

Total debt	1,588,982	539,488

Less: current portion	(1,281,742)	(289,488)

Long term debt	$307,240	$250,000

As of December 31, 2011 and 2010, total debt in default as a component of short-term debt was $505,600 and $427,500, respectively.

(A) Convertible Debt – Secured - Derivative Liabilities

During the years ended December 31, 2011 and 2010, the Company issued convertible notes totaling $4,679,253, (including non-cash convertible note and accrued interest of $26,353 related to a reclassification from unsecured debt), and $846,000, respectively. The Convertible notes consist of the following terms:

MusclePharm Corporation and Subsidiary

Consolidated Notes to Financial Statements

December 31, 2011 and 2010

		Year ended	Year ended
		December 31, 2011	December 31, 2010
		Amount of	Amount of
		Principal Raised	Principal Raised
Interest Rate		0% - 18%	8%
Default interest rate		0% - 25%	0% - 22%
Maturity		June 30, 2011 to June 29, 2015	December 31, 2010 - December 1, 2013
Conversion terms 1	Lesser of (1) a Fifty Percent (50%) discount to the two lowest closing bid prices of the five days trading days immediately preceding the date of conversion or (ii) Two and One-Half Cents ($0.025) per share	$525,000	$-
Conversion terms 2	200% - The "market price" will be equal to the average of (i) the average of the closing price of Company's common stock during the 10 trading days immediately preceding the date hereof and (ii) the average of the 10 trading days immediately subsequent to the date hereof.	$537,600	$-
Conversion terms 3	200% of Face. Average of the trading price 10 trading days immidediately preceding the closing of the transaction	$177,000	$-
Conversion terms 4	200% of Face. Fixed conversion price of $0.02	$105,000	$-
Conversion terms 5	300% of Face. Fixed conversion price of $0.02	$15,000	$-
Conversion terms 6	35% of the three lowest trading prices for previous 10 trading days	$250,000	$-
Conversion terms 7	45% of the three lowest trading prices for previous 10 trading days	$327,500	$-
Conversion terms 8	50% of average closing prices for 10 preceding trading days	$76,353	$-
Conversion terms 9	50% of lowest trade price for the last 20 trading days	$45,000	$-
Conversion terms 10	50% of the 3 lowest trades for previous 20 trading days	$33,000	$-
Conversion terms 11	50% of the lowest closing price for previous 5 trading days	$250,000	$-
Conversion terms 12	60% Multiplied by the average of the lowest 3 trading prices for common stock during the ten trading days prior to the conversion date	$233,000	$130,000
Conversion terms 13	62% of lowest trade price for the last 7 trading days	$40,000	$-
Conversion terms 14	65% of the lowest trade price in the 30 trading days previous to the conversion	$335,000	$250,000
Conversion terms 15	65% of the three lowest trading price for previous 30 trading days	$153,800	$-
Conversion terms 16	70% of lowest average trading price for 30 trading days	$1,366,000	$-
Conversion terms 17	No fixed conversion option	$35,000	$-
Conversion terms 18	35% multiplied by the average of the lowest three (3) Trading Prices (as defined below) for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. "	$75,000	$-
Conversion terms 19	Fixed conversion price of $0.03	$100,000	$-
Conversion terms 20	150% of Face	$-	$5,000
Conversion terms 21	200% of Face	$-	$426,000
Conversion terms 22	300% of Face	$-	$35,000
		$4,679,253	$846,000

The debt holders are entitled, at their option, to convert all or part of the principal and accrued interest into shares of the Company’s common stock at conversion prices and terms discussed above.  The Company classifies embedded conversion features in these notes as a derivative liability due to management’s assessment that the Company may not have sufficient authorized number of shares of common stock required to net-share settle or due to the existence of a ratchet due to an anti-dilution provision. See Note 6 regarding accounting for derivative liabilities.

During the year ended December 31, 2011, the Company converted debt and accrued interest, totaling $5,126,809 into 294,339,121 shares of common stock resulting in a loss on conversion of $1,739,329.

Convertible debt consisted of the following activity and terms:

During the year ended December 31, 2011, $585,000 of convertible notes matured without conversion. These notes became demand loans and were reclassified as unsecured debt. Derivative liabilities associated with these notes were eliminated given the expiration of the embedded conversion option.

		Interest Rate	Maturity
Convertible Debt balance as of December 31, 2009	$897,500
Borrowings during the year ended December 31, 2010	846,000	8%	March 3, 2010 - December 1, 2013
Conversion of debt into 9,908,906 shares of common stock with a valuation of $1,143,500 ( $0.045 - $0.667 /share)	(1,138,500)
Balance as of December 31, 2010	605,000
Borrowings during the year ended December 31, 2011	4,652,900	0% - 18%	January 30, 2011 - June 29, 2015
Reclassifications from convertible notes to unsecured demand notes	(585,000)
Conversion of debt to into 254,061,743 shares of common stock with a valuation of $4,268,857 ($0.0032 - $0.101/share)	(2,923,136)
Convertible Debt balance as of December 31, 2011	$1,749,764

MusclePharm Corporation and Subsidiary

Consolidated Notes to Financial Statements

December 31, 2011 and 2010

(B) Secured Debt

Secured debt consisted of the following activity and terms:

		Interest Rate	Maturity
Secured Debt balance as of December 31, 2009	$-
Borrowings during the year ended December 31, 2010	187,500	0%	May 18, 2010 - May 26, 2010
Balance as of December 31, 2010	187,500
Conversion of debt to into 7,500,000 shares of common stock with a valuation of $437,500 ($0.058 - $0.059/share)	(187,500)
Secured Debt balance as of December 31, 2011	$-

(C) Unsecured Debt

Unsecured debt consisted of the following activity and terms:

		Interest Rate	Maturity
Unsecured Debt balance as of December 31, 2009	$30,000
Borrowings during the year ended December 31, 2010	1,177,499	0% - 10%	On Demand - September 29, 2011
Conversion of debt into 9,127,119 shares of common stock with a valuation of $1,439,141 ( $0.50/share)	(1,129,250)
Unsecured Debt balance as of December 31, 2010	78,249
Borrowings during the year ended December 31, 2011	1,960,000	8% - 15%	February 8, 2011 - June 21, 2014
Reclassifications from convertible notes to unsecured demand notes	585,000
Conversion of debt to into 32,777,378 shares of common stock with a valuation of $420,452 ($0.01 - $0.05/share)	(167,649)
Repayments	(75,285)
Unsecured Debt balance as of December 31, 2011	$2,380,315

(D) Auto Loan

Auto loan account consisted of the following activity and terms:

		Interest Rate	Maturity
Auto loan balance as of December 31, 2010	-
Non-Cash fixed assets additions during the year ended December 31, 2011	32,568	6.99%	36 payments of $1,008
Repayments	(6,332)
Auto loan balance as of December 31, 2011	$26,236

(E) Debt Issue Costs

During the years ended 2011 and 2010, the Company paid debt issue costs totaling $263,283 and $42,000, respectively.

The following is a summary of the Company’s debt issue costs:

	2011	2010
Debt issue costs	$305,283	$42,000
Accumulated amortization of debt issue costs	(237,095)	(7,596)
Debt issue costs – net	$68,188	$34,404

During 2011 and 2010, the Company amortized $229,499 and $7,596.

(F)  Debt Discount

During the years ended 2011 and 2010, the Company recorded debt discounts totaling $5,473,291 and $380,000, respectively.

The debt discount recorded in 2011 and 2010 pertains to convertible debt that contains embedded conversion options that are required to bifurcated and reported at fair value (See Note 9).

The Company amortized $3,237,219 in 2011 and $48,739 in 2010 to interest expense.

	2011	2010
Debt discount	$5,804,552	$380,000
Amortization of debt discounts	(3,237,219)	(48,739)
Debt discount – net	$2,567,333	$331,261

MusclePharm Corporation and Subsidiary

Consolidated Notes to Financial Statements

December 31, 2011 and 2010

Note 6 Derivative Liabilities

The Company identified conversion features embedded within convertible debt, warrants and series A, preferred stock issued in 2011 and 2010 (see Notes 5 and 9). The Company has determined that the features associated with the embedded conversion option should be accounted for at fair value as a derivative liability as the Company could not determine if a sufficient number of shares would be available to settle all transactions. Additionally, at one point during 2011, the Company had received conversion notices from investors for which sufficient authorized shares were not available.

As a result of the application of ASC No. 815, the fair value of the conversion feature is summarized as follow:

Derivative liability - December 31, 2009	$-
Fair value at the commitment date for convertible instruments	473,638
Fair value mark to market adjustment	149,306
Derivative liability - December 31, 2010	622,944
Fair value at the commitment date for convertible instruments	6,590,351
Fair value at the commitment date for warrants issued	5,650,576
Fair value at the commitment date for Series A, Preferred Stock issued	293
Fair value mark to market adjustment for convertible instruments	(2,293,164)
Fair value mark to market adjustment for warrants	(2,868,818)
Fair value mark to market adjustment for Series A, Preferred Stock issued	(118)
Reclassification to additional paid in capital for financial instruments that ceased to be a derivative liability	(640,826)
Derivative liability - December 31, 2011	$7,061,238

The Company recorded the debt discount to the extent of the gross proceeds raised, and expensed immediately the remaining value of the derivative as it exceeded the gross proceeds of the note.  The Company recorded a derivative expense of $4,777,654 and $93,638 for 2011 and 2010 respectively.

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of December 31, 2011:

	Commitment Date	Re-measurement Date
Expected dividends	0%	0%
Expected volatility	150% -226%	150% -226%
Expected term:	0.02 – 5 years	0.02 – 5 years
Risk free interest rate	0.06% - 2.76%	0.09% - 0.31%

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of December 31, 2010:

	Commitment Date	Re-measurement Date
Expected dividends	0%	0%
Expected volatility	150%	150%
Expected term:	0.75 – 3 years	0.37 – 2.92 years
Risk free interest rate	0.18% - 2.76%	0.19%

MusclePharm Corporation and Subsidiary

Consolidated Notes to Financial Statements

December 31, 2011 and 2010

Note 7 Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due.  Deferred taxes relate to differences between the basis of assets and liabilities for financial and income tax reporting which will be either taxable or deductible when the assets or liabilities are recovered or settled.

At December 31, 2011, the Company has a net operating loss carry-forward of approximately $16,355,000 available to offset future taxable income expiring through 2031. Utilization of future net operating losses may be limited due to potential ownership changes under Section 382 of the Internal Revenue Code.

The valuation allowance at December 31, 2010 was $ 2,495,000. The net change in valuation allowance during the year ended December 31, 2011 was an increase of approximately $6,075,000. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2011.

The effects of temporary differences that gave rise to significant portions of deferred tax assets at December 31, 2011 and 2010 are approximately as follows:

	December 31, 2011	December 31, 2010

Net operating loss carry forward	$6,061,000	$1,986,000
Amortization of debt discount and debt issue costs	1,465,000	465,000
Stock options and warrants	971,000	0
Bad debt	73,000	44,000
Valuation allowance	(8,570,000)	(2,495,000)
Net deferred tax asset	$-	$-

There was no income tax expense for the year ended December 31, 2011 and 2010 due to the Company’s net losses.

The Company’s tax expense differs from the “expected” tax expense for the years ended December 31, 2011 and 2010, (computed by applying the Federal Corporate tax rate of 34% to loss before taxes and 4.63% for Colorado State Corporate Taxes, the blended rate used was 37.1%), are approximately as follows:

	December 31, 2011	December 31, 2010
Federal tax benefit at statutory rate	$(7,916,000)	$(6,216,000)
State tax benefit – net of federal tax effect	(501,000)	(888,000)
Derivative expense	1,625,000	35,000
Change in fair value of derivative liability	(1,755,000)	55,000
Loss on settlement of accounts payable	1,313,000	161,000
Non-deductible stock compensation	1,091,000	4,354,000
Other non-deductible expenses	68,000	4,000
Change in valuation allowance	6,075,000	2,495,000
Income tax benefit	$-	$-

MusclePharm Corporation and Subsidiary

Consolidated Notes to Financial Statements

December 31, 2011 and 2010

Note 8 Commitments, Contingencies and other matters

(A) Operating Lease

In August 2010, the Company leased office space under a non-cancelable operating lease, expiring in December 2015.

Future minimum annual rental payments are approximately as follows:

Year Ended December 31,

2012	$86,000
2013	92,000
2014	98,000
2015	105,000
Total minimum lease payments	$381,000

Rent expense for the years ended December 31, 2011 and 2010 was $154,155 and $138,357, respectively.

(B) Factoring Agreement

In April 2010, the Company entered into a factoring agreement and sold its accounts receivable.  During 2010, the Company was subject legal proceedings with the factor, as a result of the Company’s customers not remitting funds directly to the factor. At December 31, 2010, the Company no longer factored its accounts receivable.

 A settlement, of $96,783, was reached. During 2010, the Company repaid $25,000, leaving a balance of $71,783 due to factor.  In 2011, the Company paid $10,000.

On February 28, 2011, the remaining $65,930, inclusive of fees and interest, was settled with the issuance of 2,187,666 shares of common stock, having a fair value of $131,206 ($0.06/share), based upon the quoted closing trading price. The Company recorded a loss on settlement of accounts payable $65,330.

(C) Legal Matters

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise that may harm its business. The Company is party to the following legal matters as of December 31, 2011:

•	Plaintiff alleges the Company use of Creatine Nitrate in product infringed on a patent held by the Plaintiff. The Company believes the Plaintiffs case is without merit.

•	Plaintiff alleges the Company’s use of the tagline "Train like an unchained beast" infringes on their mark "Beast" for dietary supplements. Plaintiff's primary goal is not damages, but rather that the Company cease using the tagline. Settlement discussions are ongoing in this case and the Company intends to defend its position.

•	Plaintiff has filed notices of intent to commence litigation on over 200 sports nutrition and dietary supplement companies in the US and Canada, including the Company. Plaintiff alleges violations of California's Proposition 65. The Company considers this case without merit and merely an attempt by a commercial plaintiff to pressure settlements. Plaintiff conveyed a settlement offer in the amount of $121,500 to which the Company has not yet responded. The Company has recorded an accrual in the amount of $121,500 as of December 31, 2011.

•	Beginning in October 2009, the Company engaged in various business dealings regarding the manufacturing, sale and distribution of products with Fit Foods Manufacturing, Ltd. and Fit Foods Distribution, Inc. Jointly, "Fit Foods"). MusclePharm and Fit Foods subsequently became involved in a business dispute regarding their respective obligations and filed claims against each other in District Court. The Parties settled their dispute on December 22, 2010. The Company issued 13,987,393 shares of common stock having a fair value of $676,980 ($0.048/share), based upon the quoted closing trading price which settled outstanding accounts payable of $333,666, resulting in a loss on settlement of $343,314 All settlement payments have been made and the case was dismissed on July 1, 2011.

MusclePharm Corporation and Subsidiary

Consolidated Notes to Financial Statements

December 31, 2011 and 2010

(D) Payroll Taxes

As of December 31, 2011 and 2010, accounts payable and accrued expenses included approximately $168,000 and $367,860, respectively, pertaining to accrued payroll taxes. The taxes represent employee withholdings that have yet to be remitted to the taxing agencies.

Note 9 Stockholders’ Deficit

The Company has three separate series of authorized preferred stock:

(A)	Series A, Convertible Preferred Stock

During 2010, the Company issued 16,666,600 shares of common stock in connection with the conversion of 83,333 shares of Series A, convertible preferred stock. There was no gain or loss on conversion as the transaction was accounted for at par value in connection with the reverse recapitalization in 2010. (See Note 3)

This class of stock has the following provisions:

●	Non-voting,
●	No rights to dividends,
●	No liquidation value,
●	Convertible into 200 shares of common stock

(B) Series B, Preferred Stock (Related Parties)

In August 2011, the Company issued an aggregate 51 shares of Series B, preferred stock to 2 of its officers and directors. The Company accounted for the share issuance at par value since there was no future economic value that could be associated with the issuance.

This class of stock has the following provisions:

●	Voting rights entitling the holders to an aggregate 51% voting control,
●	Initially no rights to dividends,
●	Stated value of $0.001 per share,
●	Liquidation rights entitle the receipt of net assets on a pro-rata basis; and
●	Non-convertible

(C) Series C, Convertible Preferred Stock

In October 2011, the Company issued 190 shares of Series C, preferred stock, having a fair value of $190,000. Of the total shares issued, 100 shares were issued for $100,000 ($1,000 /share). The remaining 90 shares were issued for services rendered having a fair value of $90,000 ($1,000 /share), based upon the stated value per share.

This class of stock has the following provisions:

●	Stated Value - $1,000 per share,
●	Non-voting,
●	Liquidation rights entitle an amount equal to the stated value, plus any accrued and unpaid dividends
●	As long as any Series C, convertible preferred stock is outstanding, the Company is prohibited from executing various corporate actions with the majority consent of the Series C, convertible preferred stockholders authorization; and
●	Convertible at the higher of (a) $0.01 or (b) such price that is a 50% discount to market using the average of the low 2 closing bid prices, 5 days preceding conversion

Due to the existence of an option to convert at a variable amount, the Company has applied ASC No. 815, and treated this series of preferred stock as a derivative liability due to the potential for settlement in a variable quantity of shares. Additionally, the Company computed the fair value of the derivative liability at the commitment date and remeasurement date, which was $293 and $175, respectively, using the black-scholes assumptions below. This transaction is analogous to a dividend with a direct charge to retained earnings.

MusclePharm Corporation and Subsidiary

Consolidated Notes to Financial Statements

December 31, 2011 and 2010

(D) Common Stock

In 2011, the Company issued the following common stock:

Transaction Type	Quantity	Valuation	Range of Value per Share
Conversion of convertible debt	254,061,743	$4,268,857	$0.003–0.10
Conversion of unsecured/secured debt	40,277,378	$857,952	$0.05–0.06
Settlement of accounts payable and accrued expenses (1)	54,545,896	$3,646,719	$0.03–0.12
Extension of debt maturity date	9,375,000	$161,250	$0.017–0.02
Services – rendered	46,521,157	$1,199,844	$0.00–1.15
Cash and warrants	82,000,000	$875,000	$0.03
Services – prepaid stock compensation (2)	4,000,000	$214,250	$0.05–.08
Cancelled shares (3)	(3,500,000)	$-	$0.03
Total	487,281,174	$11,223,872	$0.00–1.15

The fair value of all stock issuances above is based upon the quoted closing trading price on the date of issuance, except for stock issued for cash and warrants, which was based upon the cash received. Stock issued in the conversion of preferred stock was recorded at par value.

The following is a more detailed description of some of the Company’s stock issuances from the table above:

(1) Settlement of Accounts Payable and Accrued Expenses and Loss on Settlement

The Company settled $1,523,590 in accounts payable and recorded a loss on settlement of $2,123,129.

Loss on settlement of accounts payable and accrued expenses	$2,123,129
Loss on settlement of debt (Note 5)	1,739,329
Total loss on settlement	$3,862,458

(2) Prepaid Stock Compensation

The following represents the allocation of prepaid stock compensation as of December 31, 2011 and 2010:

Prepaid stock compensation – December 31, 2009	$-
Prepaid stock compensation additions during the year ended December 31, 2010	2,734,548
Amortization of prepaid stock compensation	(768,637)
Prepaid stock compensation – December 31, 2010	1,965,911
Prepaid stock compensation additions during the year ended December 31, 2011	214,250
Non cash increase in accounts payable related to future services to be paid for with common stock	100,000
Amortization of prepaid stock compensation	(1,745,705)
Prepaid stock compensation – December 31, 2011	$534,456

The agreements commenced during the periods February – July 2011 and terminate August 2011 through July 2012.

The following represents the allocation of prepaid stock compensation at December 31, 2011:

Prepaid expense that will be amortized in 2012	$534,456

MusclePharm Corporation and Subsidiary

Consolidated Notes to Financial Statements

December 31, 2011 and 2010

(3) Cancelled Shares

The Company cancelled 3,500,000 shares during the year ended December 31, 2011, valued at par ($0.001). The Company has disputed the issuance of these shares due to non-performance by a consultant. These shares were originally issued in 2010 as a component of stock issued for services rendered.

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

MusclePharm Corporation and Subsidiary

Consolidated Notes to Financial Statements

December 31, 2011 and 2010

(5) Prepaid Stock Compensation

The agreements commenced during the periods March – December 2010 and terminate during the periods March 2011 - November 2012.

Prepaid stock compensation is included as a component of prepaid and other current and long term assets.

(E) Stock Options

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

On April 2, 2010, the Company issued 2,767,500 stock options, having a fair value of $630,990, which was expensed immediately since all stock options vested immediately.  These options expire on April 2, 2015.

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

MusclePharm Corporation and Subsidiary

Consolidated Notes to Financial Statements

December 31, 2011 and 2010

The following is a summary of the Company’s stock option activity:

				Weighted
				Average
				Remaining	Aggregate
		Weighted Average		Contractual	Intrinsic
	Options	Exercise Price		Life	Value
Balance – December 31, 2009	-		-	-
Granted	2,767,500		0.50	4.25 years
Exercised	-		-	-
Forfeited/Cancelled	-		-	-
Balance – December 31, 2010	2,767,500		$0.50	4.25 years	-
Granted	-	$
Exercised	-	$
Forfeited/Cancelled	(1,150,000)		$0.50
Balance – December 31, 2011 – outstanding	1,617,500		$0.50	3.25 years	$-
Balance – December 31, 2011 – exercisable	1,617,500		$0.50	3.25 years	$-

Grant date fair value of options granted – 2010			$630,990
Weighted average grant date fair value – 2010			$0.50

Outstanding options held by related parties – 2011	2,000,000
Exercisable options held by related parties – 2010	2,000,000
Outstanding options held by related parties – 2011	1,000,000
Exercisable options held by related parties – 2011	1,000,000

(F) Stock Warrants

During 2010, the Company issued 750,000 five-year warrants, with a weighted average exercise price of $0.021/share.

All warrants issued during 2011 were accounted for as derivative liabilities. See Note 6.

During 2011, the Company entered into convertible and unsecured note agreements. As part of these agreements, the Company issued warrants to purchase 162,388,233 shares of common stock. Each warrant vests six month after issuance and expire July 14, 2013 – June 28, 2016, with exercise prices ranging from $0.015 - $0.06.

During 2011, the Company issued 120,200,000 warrants for services performed. The warrants have a vesting range of immediate to six months after issuance and expire February 28, 2014 – April 15, 2016, with exercise prices ranging from $0.002 - $0.1. The value of the warrants, $1,989,982, calculated using the below black-scholes assumptions, was expensed as compensation with the offset being recorded to derivative liabilities, since the Company applied the provisions of ASC No. 815, pertaining to the potential settlement in a variable amount of shares.

MusclePharm Corporation and Subsidiary

Consolidated Notes to Financial Statements

December 31, 2011 and 2010

A summary of warrant activity for the Company for the year ended December 31, 2010 and for the year ended December 31, 2011 is as follows:

	Number of
	Warrants	Weighted Average Exercise Price
Balance at December 31, 2009	-	-
Granted	750,000	$1.5
Exercised	-	$-
Forfeited	-	$-
Balance as December 31, 2010	750,000	$1.50
Granted	282,588,233	$.02
Exercised	-	$-
Forfeited	-	$-
Balance as December 31, 2011	283,338,233	$.02

Warrants Outstanding					Warrants Exercisable
		Weighted Average Remaining	Weighted Average		Numbers	Weighted Average
Range of exercise price	Number Outstanding	Contractual Life (in years)	Exercise Price		Exercisable	Exercise Price	Intrinsic Value
$0.02 - $1.50	283,338,233	2.85		$$0.021	61,696,327	$0.042	$875,000

Note 10 Subsequent Events

(A)	Common Stock

On March 26, 2012, the Company increase the Company’s authorized common stock from 1,000,000,000 shares to 2,500,000,000 shares.

During the 1st quarter of 2012, the Company issued 20,000,000 shares of common stock to an officer, having a fair value of $280,000 ($0.014/share), based upon the quoted closing trading price.

(B)	Warrants

During the 1st quarter of 2012, the Company issued 32,000,000 shares of common stock for $285,760 ($0.00893/share) in connection with the exercise of warrants.

(C)	Debt, Debt Conversion and Warrants

Notes

During the 1st quarter of 2012, the Company executed notes payable and received net proceeds of $3,061,000.  The notes are unsecured, bear interest at 15% and mature 18 months from issuance. In connection with this debt issuance, the Company granted 241,125,000, 2.5 year warrants, with exercise prices ranging from $0.012/share - $0.015/share, and vest 6 months from grant.

Convertible Notes

During the 1st quarter of 2012, the Company executed convertible notes for $519,950 resulting in net cash proceeds of $489,950, ($30,000 paid as debt issue costs).  The notes mature between 6 months – 1 year.  The notes bear interest ranging from 8% - 10%, with default interest rates ranging from 20% - 24%.

These notes may be convertible as follows, depending upon the terms of each issuance:

●	35% of the average, 3 lowest trading days, prior to the 10 days before conversion,
●	62% of the lowest trading price during the 7 days before conversion; and
●	65% of the lowest trading price during the 30 days before conversion

Debt Conversions

During the 1st quarter of 2012, the Company settled $2,443,214 of secured convertible debt, unsecured debt and accrued interest with the payment of $2,895,576 and the issuance of 267,308,200 shares of common stock.  In addition, all related 58,971,327 warrants were cancelled.  As a result of the debt conversion and cancellation of warrants, all associated derivative liabilities underlying these instruments cease to exist.

During the 1st quarter of 2012, the Company repurchased 14,542,939 shares of common stock from an investor for $230,400 ($0.0158/share).  The Company has paid $100,000, the balance will be paid in the 2nd quarter of 2012. In connection with the repurchase, the Company has accounted for this transaction in accordance with ASC 505-30, “treasury stock”.

