Form 10-Q
period 2012-03-31
MusclePharm Corp
filed 2012-05-24
CIK 1415684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: March 31, 2012

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ______________to ______________

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

As of May 22, 2012, there were 1,399,366,239 shares outstanding of the registrant’s common stock.

1

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

MusclePharm Corporation and Subsidiaries

Consolidated Balance Sheets

	(Unaudited) March 31, 2012	December 31, 2011

Assets

Current Assets
Cash	$1,299,235	$659,764
Accounts receivable – net	4,541,865	2,569,092
Prepaid stock compensation	336,800	534,456
Prepaid sponsorship fees	103,333	203,333
Other	91,927	50,188
Total Current Assets	6,373,160	4,016,833

Property and equipment – net	1,123,647	907,522

Debt issue costs – net	575	68,188

Other assets	55,925	53,585

Total Assets	$7,553,307	$5,046,128

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts payable and accrued liabilities	$7,804,895	$9,359,073
Customer deposits	428,603	8,047
Debt – net	1,181,400	1,281,742
Derivative liabilities	15,098,603	7,061,238
Total Current Liabilities	24,513,501	17,710,100

Long Term Liabilities:
Debt – net	248,896	307,240

Total Liabilities	24,762,397	18,017,340

Stockholders' Deficit
Series A, Convertible Preferred Stock, $0.001 par value; 5,000,000 shares authorized, none issued and outstanding	-	-
Series B, Preferred Stock, $0.001 par value; 51 shares authorized, 51 and 51, respectively, issued and outstanding	-	-
Series C, Convertible Preferred Stock, $0.001 par value; 500 shares authorized, none and 190, respectively, issued and outstanding	-	-
Common Stock, $0.001 par value; 2,500,000,000 shares authorized,1,403,787,767 and 605,930,613 issued and 1,389,244,828 and 605,930,613 outstanding	1,403,787	605,931
Treasury Stock, at cost; 14,542,939 and zero shares repurchased	(230,400)	-
Additional paid-in capital	42,809,498	31,579,538
Accumulated deficit	(61,191,975)	(45,156,681)
Total Stockholders' Deficit	(17,209,090)	(12,971,212)

Total Liabilities and Stockholders' Deficit	$7,553,307	$5,046,128

See accompanying notes to unaudited financial statements.

PART I – FINANCIAL INFORMATION

MusclePharm Corporation and Subsidiaries

Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,
	2012	2011
		(As Restated)

Sales - net	$16,560,680	$3,033,936

Cost of sales	12,895,162	2,401,534

Gross profit	3,665,518	632,402

General and administrative expenses	4,392,811	1,719,627

Loss from operations	(727,293)	(1,087,225)

Other income (expense)
Derivative expense	(1,456,910)	(1,359,369)
Change in fair value of derivative liabilities	(8,357,171)	(131,717)
Loss on settlement of accounts payable and debt	(2,941,826)	(1,914,689)
Interest expense	(2,570,516)	(518,922)
Other income	18,423	-
Total other expense - net	(15,308,000)	(3,924,697)

Net loss	$(16,035,293)	$(5,011,922)

Net loss per share - basic and diluted	$(0.01)	$(0.03)

Weighted average number of common shares outstanding during the period – basic and diluted	1,213,820,101	146,560,444

See accompanying notes to unaudited financial statements.

PART I – FINANCIAL INFORMATION

MusclePharm Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended
	March 31, 2012		March 31, 2011
Cash Flows From Operating Activities:
Net loss		$(16,035,293)	(5,011,922)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation		89,655	10,345
Bad debt		-	(13,801)
Stock issued for services - third parties		-	70,431
Amortization of prepaid stock compensation		159,354	533,203
Amortization of debt discount		2,357,490	432,081
Amortization of debt issue costs		97,612	53,156
Loss on settlement of accounts payable		-	1,914,689
Loss on debt repayment		779,500	-
Loss on conversion of debt		351,021	-
Loss on conversion of Series C preferred shares		614,984	-
Loss on repayment of debt		1,196,321	-
Derivative expense		1,456,910	1,359,369
Change in fair value of derivative liabilities		8,357,171	131,717
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable		(1,972,773)	(1,580,423)
Prepaid and other		94,223	30,098
Inventory		-	(31,011)
Increase (decrease) in:
Accounts payable and accrued liabilities		3,456,644	1,314,846
Customer Deposits		420,556	(75,733)
Due to factor		-	(5,853)
Net Cash Provided by (Used In) Operating Activities		1,423,375	(868,808)

Cash Flows From Investing Activities:
Purchase of property and equipment		(305,781)	(253,853)
Net Cash Used In Investing Activities		(305,781)	(253,853)

Cash Flows From Financing Activities:
Proceeds from issuance of debt		2,842,950	1,482,000
Debt issue costs		(30,000)	(69,700)
Repayment of debt		(3,346,433)	-
Repurchase of common stock (treasury stock)		(230,400)	-
Proceeds from issuance of common stock and warrants		285,760	-
Net Cash (Used In) Provided By Financing Activities		(478,123)	1,412,300

Net increase in cash		639,471	289,669

Cash at beginning of period		659,764	43,704

Cash at end of period		$1,299,235	$333,373

Supplemental disclosures of cash flow information:
Cash paid for interest		$101,706	$54,215
Cash paid for taxes		$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Stock issued for future services - third parties		$-	$228,000
Debt discount recorded on convertible and unsecured debt accounted for as a derivative liability		$2,347,672	$224,531
Recognition of stock purchase warrants as discount to debt	$		$863,440
Stock issued to settle debt - third parties	$		$903,850
Conversion of convertible debt and accrued interest for common stock		$1,069,402	$437,500
Stock issued to settle accrued executive compensation		$4,667,764	$-
Conversion of notes to common stock payable		$-	$522,000
Reclassification of derivative liability to additional paid in capital		$4,124,387	$189,132
Stock issued to settle accrued liabilities		$135,000	$-

See accompanying notes to unaudited financial statements.

MusclePharm Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(March 31, 2012)

(Unaudited)

Note 1 Nature of Operations and Basis of Presentation

Nature of Operations

MusclePharm Corporation (the “Company”, “We”, “Our” or “MP”), was organized as a limited liability company in the State of Colorado on April 22, 2008.  On February 18, 2010, the Company executed a reverse recapitalization with Tone in Twenty, Inc. and changed its name to MP.

During the second quarter of 2012, the Company opened operations in Canada under the subsidiary name MusclePharm Canada, Inc. The business will have distribution and sales activity on site in its warehouse in Hamilton, Ontario. The business currently employs five people.

The Company markets branded sports nutrition products.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Act of 1934, as amended for interim financial information.

The financial information as of December 31, 2011 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the years ended December 31, 2011 and 2010. The unaudited interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the years ended December 31, 2011 and 2010.

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the three months ended March 31, 2012 are not necessarily indicative of results for the full fiscal year.

Restatement

On May 14, 2012, the Company determined that a material misstatement exists in the Company’s 2011 quarterly and annual financial statements. The Company concluded that the following financial statements contained material misstatements: (i) the Company’s audited financial statements for the year ended December 31, 2011, filed in an annual report on Form 10-K with the U.S. Securities and Exchange Commission (the “SEC”) on April 16, 2012; (ii) the Company’s unaudited financial statements for the period ended September 30, 2011, filed in a quarterly report on Form 10-Q with the SEC on November 14, 2011; (iii) the Company’s unaudited financial statements for the period ended June 30, 2011, filed in a quarterly report on Form 10-Q with the SEC on August 16, 2011; and (iv) the Company’s unaudited financial statements for the period ended March 31, 2011, filed in a quarterly report on Form 10-Q with the SEC on May 23, 2011.

The foregoing financial statements contained material misstatements pertaining to the Company’s calculation of net sales and presentation of general and administrative expenses and cost of sales. The Company has determined that advertising related credits that were granted to customers fell within the guidance of ASC No. 605-50-55 (“Revenue Recognition” – Customer Payments and Incentives – Implementation Guidance and Illustrations). The guidance indicates that, absent evidence of benefit to the vendor, appropriate treatment requires netting these types of payments against revenues and not expensing as advertising expense. The Company also noted other credits and discounts that, upon further review, had been previously classified as advertising expense as a component of general and administrative expense that require a reallocation of presentation as amounts to be netted against revenues. The Company’s net loss will not be affected by this reallocation in the statement of operations.

Promotions, credits and non-specific advertising with its customers have been reclassified from general and administrative expenses to revenues.

Samples shipped to customers not clearly identifiable were reclassified from general and administrative expense to cost of sales.

	For The Three Months Ended March 31,		March 31,
	2011 Restated	Adjustments	2011 As Issued

Sales - net	$3,033,936	$(483,838)	$3,517,774

Cost of sales	2,401,534	77,326	2,324,208

Gross profit (loss)	632,402	(561,164)	1,193,566

General and administrative expenses	1,719,627	(561,164)	2,280,791

Gain (loss) from operations	(1,087,225)	-	(1,087,225)

Other income (expense)
Derivative expense	(1,359,369)	-	(1,359,369)
Change in fair value of derivative liabilities	(131,717)	-	(131,717)
Loss on settlement of accounts payable and debt	(1,914,689)	-	(1,914,689)
Interest expense	(518,922)	-	(518,922)
Other income (expense)	-	-	-
Total other income (expense) - net	(3,924,697)	-	(3,924,697)

Net loss	$(5,011,922)	$-	$(5,011,922)

Net loss per share available to common stockholders - basic and diluted	$(0.03)	$-	$(0.03)

Weighted average number of common shares outstanding during the period – basic and diluted	146,560,444	-	146,560,444

MusclePharm Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2012

(Unaudited)

Note 2 Summary of Significant Accounting Policies

Principles of Consolidation

All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with United States of America generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less and money market accounts to be cash equivalents.  At March 31, 2012 and December 31, 2011, the Company had no cash equivalents.

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

The Company does not charge interest on past due receivables. Receivables are determined to be past due based on the payment terms of the original invoices. Accounts receivable at March 31, 2012 and December 31, 2011:

Accounts receivable	$4,721,674	$2,766,776
Less: allowance for doubtful accounts	(179,809)	(197,684)
Accounts receivable – net	$4,541,865	$2,569,092

Prepaid Sponsorship Fees

Prepaid sponsorship fees represents fees paid in connection with future advertising to be received.

MusclePharm Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2012

(Unaudited)

At March 31, 2012 and December 31, 2011, the Company had the following concentrations of accounts receivable with customers:

Customer	2012	2011
A	36%	7%
B	12%	3%
C	3%	12%
D	3%	10%
E	9%	3%
F	4%	36%

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

Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances, such as service discontinuance or technological obsolescence, indicate that the carrying amount of the long-lived asset may not be recoverable. When such events occur, the Company compares the carrying amount of the asset to the undiscounted expected future cash flows related to the asset. If the comparison indicates that impairment is present, the amount of the impairment is calculated as the difference between the excess of the carrying amount over the fair value of the asset. If a readily determinable market price does not exist, fair value is estimated using discounted expected cash flows attributable to the asset. During the three months ended March 31, 2012 and 2011, the Company recorded no impairment expense.

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

The following are the major categories of liabilities measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011, using quoted prices in active markets for identical liabilities (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	March 31, 2012	December 31, 2011

Derivative liabilities (Level 2)	$15,098,603	$7,061,238

The Company's financial instruments consisted primarily of accounts receivable, prepaids, accounts payable and accrued liabilities, derivative liabilities and debt. The carrying amounts of the Company's financial instruments generally approximated their fair values as of March 31, 2012 and December 31, 2011, respectively, due to the short-term nature of these instruments.

Revenue Recognition

The Company records revenue when all of the following have occurred: (1) persuasive evidence of an arrangement exists, (2) product has been shipped or delivered, (3) the sales price to the customer is fixed or determinable, and (4) collectability is reasonably assured.

MusclePharm Corporation and Subsidiaries

Notes to Consolidated Financial Statements
March 31, 2012

(Unaudited)

Depending on individual customer agreements, sales are recognized either upon shipment of products to customers or upon delivery. The Company records sales allowances and discounts as a direct reduction of sales. The Company has determined that advertising related credits that were granted to customers fell within the guidance of ASC No. 605-50-55 (“Revenue Recognition” – Customer Payments and Incentives – Implementation Guidance and Illustrations). The guidance indicates that, absent evidence of benefit to the vendor, appropriate treatment requires netting these types of payments against revenues and not expensing as advertising expense. Sales for the three months ended March 31, 2012 and 2011 are as follows:

	Three Months Ended March 31,			March 31,
	2012	2011		2011
		Restated	Adjustments	As Issued

Sales	$19,302,769	$3,671,215	$-	$3,671,215

Discounts	2,742,089	637,279	483,838	153,441

Sales - Net	$16,560,680	$3,033,936	$483,838	$3,517,774

The Company has an informal 7-day right of return for products. There were nominal returns for the three months ended March 31, 2012 and 2011.

For the three months ended March 31, 2012 and 2011, the Company had the following concentrations of revenues with customers:

Customer	2012	2011
A	38%	39%
B	18%	9%
C	11%	3%

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

Cost of Sales

Cost of sales represents costs directly related to the production and manufacturing of the Company’s products. Cost of sales for the three months ended March 31, 2012 and 2011 are as follows:

	For The Three Months Ended March 31,			March 31,
	2012	2011		2011
		As Issued	Adjustments	Restated

Cost of Sales	$12,895,162	$2,324,208	$77,326	$2,401,534

See discussion of restatement

Shipping and Handling

Product sold is shipped directly to the customer from the manufacturer. Costs associated to the shipments are recorded as shipping expenses. During the three months ended March 31, 2012 and March 31, 2011 shipping expense is $569,240 and $125,534 respectively.

Advertising

The Company expenses advertising costs when incurred.

Advertising expense for the three months ended March 31, 2012 and 2011 are as follows:

	For The Three Months Ended March 31,			March 31,
	2012	2011		2011
		Restated	Adjustments	As Issued

Advertising	$1,976,319	$582,194	$561,164	$1,143,358

See discussion of restatement

MusclePharm Corporation and Subsidiaries

Notes to Consolidated Financial Statements
March 31, 2012

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

Once derivative liabilities are determined, they are adjusted to reflect fair value at the end of each reporting period. Any increase or decrease in the fair value is recorded in results of operations as an adjustment to fair value of derivatives. In addition, the fair value of freestanding derivative instruments such as warrants, are also valued using the Black-Scholes option-pricing model. Once a derivative liability ceases to exist any remaining fair value will be reclassified to additional paid in capital.

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

Since the Company reflected a net loss for the three months ended March 31, 2012 and 2011, respectively, the effect of considering any common stock equivalents, if exercisable, would have been anti-dilutive. A separate computation of diluted earnings (loss) per share is not presented.

The Company has the following common stock equivalents at March 31, 2012 and 2011 respectively:

	2012	2011
Stock options (exercise price - $0.50/share)	1,617,500	2,767,500
Warrants (exercise price $0.002- $1.50/share)	72,096,327	16,310,000
Convertible debt (exercise price $0.002- $0.02/share)	2,100,000	46,504,410
Total common stock equivalents	75,813,827	65,581,910

In the above table, some of the outstanding instruments from 2012 and 2011 contains ratchet provisions that would cause variability in the exercise price at the balance sheet date.  As a result, common stock equivalents could change at each reporting period.

Reclassification

The Company has reclassified certain prior period amounts to conform to the current period presentation including the restatement previously mentioned. These reclassifications had no effect on the financial position, results of operations or cash flows for the periods presented.

Recent Accounting Pronouncements

In May 2011 the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2011-04 “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. Generally Accepted Accounting Principles (“GAAP”) and International Financial Reporting Standards (“IFRS”). ASU 2011-04 includes common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS.  ASU 2011-04 requires reporting entities to disclose additional information for fair value measurements categorized within Level 3 of the fair value hierarchy. In addition, ASU 2011-04 requires reporting entities to make disclosures about amounts and reasons for all transfers in and out of Level 1 and Level 2 fair value measurements. The new and revised disclosures are effective for interim and annual reporting periods beginning after December 15, 2011.

MusclePharm Corporation and Subsidiaries

Notes to Consolidated Financial Statements
March 31, 2012

(Unaudited)

Note 3 Going Concern

As reflected in the accompanying unaudited interim consolidated financial statements, the Company had a net loss of $16,035,293 and net cash provided by operations of $1,423,375 for the three months ended March 31, 2012 and a working capital deficit and stockholders’ deficit of $18,140,341 and $17,209,090 respectively, at March 31, 2012. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Note 4 Property and Equipment

Property and equipment consisted of the following at March 31, 2012 and December 31, 2011:

	2012	2011	Estimated Useful Life
Furniture, fixtures and gym equipment	$908,018	$781,786	3 years
Leasehold improvements	388,879	244,770	*
Auto	72,507	37,068	5 years
Displays	32,057	32,057	5 years
Website	11,462	11,462	3 years
Total	1,412,923	1,107,143
Less: Accumulated depreciation and amortization	(289,276)	(199,621)
	$1,123,647	$907,522

* The shorter of 5 years or the life of the lease.

Note 5 Debt

At March 31, 2012 and December 31, 2011, debt consists of the following:

	2012	2011

Convertible debt - secured	$14,000	$1,749,764
Less: debt discount	(8,671)	(1,395,707)
Convertible debt - net	5,329	354,057

Auto loan - secured	23,522	26,236

Unsecured debt	3,950,290	2,380,315
Less: debt discount	(2,548,845)	(1,171,626)
Unsecured debt - net	1,401,445	1,208,689

Total debt	1,430,296	1,588,982

Less: current portion	(1,181,400)	(1,281,742)

Long term debt	$248,896	$307,240

Debt in default of $50,600 and $505,600, at March 31, 2012 and December 31, 2011 respectively, is included as a component of short-term debt.

MusclePharm Corporation and Subsidiaries

Notes to Consolidated Financial Statements
March 31, 2012

(Unaudited)

Convertible Debt – Secured - Derivative Liabilities

During the three months ended March 31, 2012 and the year ended December 31, 2011 the Company issued convertible notes totaling $500,000 and 4,679,253 respectively. The Convertible notes consist of the following terms:

		Three Months Ended		Year Ended
		March 31, 2012		December 31, 2011
		Amount of		Amount of
		Principal Raised		Principal Raised
Interest Rate			8% - 10%	0% - 18%
Default interest rate			0% - 20%	0% - 25%
Maturity			January 3, 2013 to January 3, 2013	June 30, 2011 to June 29, 2015

Conversion terms 1	62% of the lowest closing prices in the 7 days preceding conversion days		100,000
Conversion terms 2	35% multiplied by the average of the lowest three (3) Trading Prices (as defined below) for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. "		$400,000	-
Conversion terms 3	Lesser of (1) a Fifty Percent (50%) discount to the two lowest closing bid prices of the five days trading days immediately preceding the date of conversion or (ii) Two and One-Half Cents ($0.025) per share	$		$525,000

Conversion terms 4	200% - The "market price" will be equal to the average of (i) the average of the closing price of Company's common stock during the 10 trading days immediately preceding the date hereof and (ii) the average of the 10 trading days immediately subsequent to the date hereof.	$		$537,600
Conversion terms 5	200% of Face. Average of the trading price 10 trading days immediately preceding the closing of the transaction	$		$177,000
Conversion terms 6	200% of Face. Fixed conversion price of $0.02	$		$105,000
Conversion terms 7	300% of Face. Fixed conversion price of $0.02	$		$15,000
Conversion terms 8	35% of the three lowest trading prices for previous 10 trading days	$		$250,000
Conversion terms 9	45% of the three lowest trading prices for previous 10 trading days	$		$327,500
Conversion terms 10	50% of average closing prices for 10 preceding trading days	$		$76,353
Conversion terms 11	50% of lowest trade price for the last 20 trading days	$		$45,000
Conversion terms 12	50% of the 3 lowest trades for previous 20 trading days	$		$33,000
Conversion terms 13	50% of the lowest closing price for previous 5 trading days	$		$250,000
Conversion terms 14	60% Multiplied by the average of the lowest 3 trading prices for common stock during the ten trading days prior to the conversion date	$		$233,000
Conversion terms 15
Conversion terms 16	62% of lowest trade price for the last 7 trading days	$		$40,000
Conversion terms 17	65% of the lowest trade price in the 30 trading days previous to the conversion		$19,950	$335,000
Conversion terms 18	65% of the three lowest trading price for previous 30 trading days	$		$153,800
Conversion terms 19	70% of lowest average trading price for 30 trading days	$		$1,366,000
Conversion terms 20	No fixed conversion option	$		$35,000
Conversion terms 21	35% multiplied by the average of the lowest three (3) Trading Prices (as defined below) for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. "	$		$75,000
Conversion terms 22	Fixed conversion price of $0.03	$		$100,000
			$519,950	$4,679,253

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

MusclePharm Corporation and Subsidiaries

Notes to Consolidated Financial Statements
March 31, 2012

(Unaudited)

During the three months ended March 31, 2012 the Company converted debt and accrued interest, totaling $1,420,423 into 247,308,238 shares of common stock. The resulting loss on conversion of $351,021, is included in the $2,941,826 loss on settlement of accounts payable and debt as shown in the consolidated statement of operations.

Convertible debt consisted of the following activity and terms:

		Interest Rate	Maturity
Balance as of December 31, 2011	1,749,764
Borrowings during the three months ended March 31, 2012	519,950	8% - 10%	January 3, 2013 to January 3, 2013
Conversion of debt to into 209,732,045 shares of common stock with a valuation of $950,739 ($0.0035 - $0.0095/share)	(759,095)
Repayment of convertible debt	(2,518,343)
Interest and accrued interest	15,632
Loss on repayment	1,006,092
Convertible debt balance as of December 31, 2012	$14,000

(B) Unsecured Debt

Unsecured debt consisted of the following activity and terms:

		Interest Rate	Maturity
Unsecured Debt balance as of December 31, 2011	2,380,432
Borrowings during the three months ended March 31, 2012	2,323,000	15%	July 13, 2013 – September 30, 2013
Conversion of debt to into 37,576,155 shares of common stock with a valuation of $469,683 ($0.0095 - $0.016/share)	(150,000)
Repayments	(825,376)
Interest and accrued interest	32,005
Loss on repayment	190,229
Unsecured Debt balance as of March 31, 2012	$3,950,290

(C) Auto Loan

Auto loan account consisted of the following activity and terms:

		Interest Rate	Maturity
Auto loan balance as of December 31, 2011	$26,236
Repayments	(2,714)	6.99%	26 payments of $1,008
Auto loan balance as of March 31, 2012	23,522

(D) Debt Issue Costs

During the three months ended March 31, 2012 and 2011, the Company paid debt issue costs totaling $30,000 and $69,700, respectively.

The following is a summary of the Company’s debt issue costs for the three months ended March 31, 2012 and year ended December 31, 2011 as follows:

	March 31, 2012	2011
Debt issue costs	$219,713	305,283
Accumulated amortization of debt issue costs	(219,138)	(237,095)
Debt issue costs – net	$575	68,188

During the three months ended March 31, 2012, the Company amortized $97,612 in debt issue costs.

(E)  Debt Discount

During the three months ended March 31, 2012 and 2011, the Company recorded debt discounts totaling $2,347,672 and $1,087,971, respectively.

The debt discounts recorded in 2012 and 2011 pertain to convertible debt and warrants that contain embedded conversion options that are required to bifurcated and reported at fair value.

The Company amortized $2,357,490 and $3,237,219 to interest expense in the three months ended March 31, 2012 and year ended December 31, 2011 as follows:

	2012	2011
Debt discount	$4,915,006	5,804,552
Amortization of debt discounts	(2,357,490)	(3,237,219)
Debt discount – net	$2,557,516	2,567,333

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

MusclePharm Corporation and Subsidiaries

Notes to Consolidated Financial Statements
March 31, 2012

(Unaudited)

As a result of the application of ASC No. 815, the fair value of the conversion feature is summarized as follow:

Derivative liability - December 31, 2011	$7,061,238
Fair value at the commitment date for debt instruments	1,096,808
Fair value at the commitment date for warrants issued	2,707,774
Fair value mark to market adjustment for debt instruments	(1,517,609)
Fair value mark to market adjustment for warrants	9,874,838
Fair value mark to market adjustment for Series A, Preferred Stock issued	(59)
Reclassification to additional paid in capital for financial instruments that ceased to be a derivative liability	(4,124,387)
Derivative liability - March 31, 2012	$15,098,603

The Company recorded the debt discount to the extent of the gross proceeds raised, and expensed immediately the remaining value of the derivative as it exceeded the gross proceeds of the note.  The Company recorded a derivative expense of $1,456,910 and $1,359,369 for the three months ended March 31, 2012 and 2011, respectively.

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of March 31, 2012:

	Commitment Date	Re-measurement Date
Expected dividends	0%	0%
Expected volatility	228% -249%	226% -249%
Expected term:	6 months – 2.5 years	6 months – 2.5 years
Risk free interest rate	0.12% - 0.69%	0.2% - 0.33%

Note 7 Stockholders’ Deficit

The Company has three separate series of authorized preferred stock:

(A) Series A, Convertible Preferred Stock

This class of stock has the following provisions:

•	Non-voting,
•	No rights to dividends,
•	No liquidation value,
•	Convertible into 200 shares of common stock

(B) Series B, Preferred Stock (Related Parties)

In August 2011, the Company issued an aggregate 51 shares of Series B, preferred stock to 2 of its officers and directors. The Company accounted for the share issuance at par value since there was no future economic value that could be associated with the issuance.

This class of stock has the following provisions:

•	Voting rights entitling the holders to an aggregate 51% voting control,
•	Initially no rights to dividends,
•	Stated value of $0.001 per share,
•	Liquidation rights entitle the receipt of net assets on a pro-rata basis; and
•	Non-convertible

(C) Series C, Convertible Preferred Stock

In October 2011, the Company issued 190 shares of Series C, preferred stock, having a fair value of $190,000. Of the total shares issued, 100 shares were issued for $100,000 ($1,000 /share). The remaining 90 shares were issued for services rendered having a fair value of $90,000 ($1,000 /share), based upon the stated value per share. In March 2012, all 190 shares were converted into 19,000,000 common shares at a conversion price of $0.00001 per share.

This class of stock has the following provisions:

•	Stated Value - $1,000 per share,
•	Non-voting,
•	Liquidation rights entitle an amount equal to the stated value, plus any accrued and unpaid dividends
•	As long as any Series C, convertible preferred stock is outstanding, the Company is prohibited from executing various corporate actions with the majority consent of the Series C, convertible preferred stockholders authorization; and
•	Convertible at the higher of (a) $0.01 or (b) such price that is a 50% discount to market using the average of the low 2 closing bid prices, 5 days preceding conversion

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

MusclePharm Corporation and Subsidiaries

Notes to Consolidated Financial Statements
March 31, 2012

(Unaudited)

 (D) Common Stock

In the three months ended March 31, 2012, the Company issued the following common stock:

Transaction Type	Quantity	Valuation	Loss on Settlement	Range of Value per Share
Conversion of convertible debt	209,732,083	$950,739	$61,124	$0.0038–0.0173
Conversion of unsecured/secured debt	37,576,155	$469,683	$289,897	$0.0095–0.016
Forbearance of agreement terms	55,000,000	$914,500	$-	$0.0084-0.0324
Cash and warrants	32,000,000	$285,760	$-	$0.0089
Executive compensation (1)	444,548,916	$4,667,764	$-	$0.0105
Conversion of Series C, preferred stock to common stock	19,000,000	$614,984	$614,984	$0.0324
Total	797,857,154	$7,903,431	$966,005	$0.0038–.0324

The fair value of all stock issuances above is based upon the quoted closing trading price on the date of issuance, except for stock and warrants issued for cash, which is based on the cash received.

(1) Represents stock issued for prior year 2011 accrued compensation.

The forebearance of agreement terms valuation of $914,500 is reduced by $135,000 accrual, for items expensed in the year ended December 31, 2011, but are treated in the current period as a non-cash settlement, which nets to $779,500 as shown in the statement of cash flows as loss on debt.

(E) Stock Options

The Company applied fair value accounting for all shares based payments awards. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes assumptions used in the year ended December 31, 2010 is as follows:

Exercise price	$0.50
Expected dividends	0%
Expected volatility	74.8%
Risk fee interest rate	1.4%
Expected life of option	2.5 years
Expected forfeiture	0%

The following is a summary of the Company’s stock option activity:

				Weighted
				Average
				Remaining	Aggregate
		Weighted Average		Contractual	Intrinsic
	Options	Exercise Price		Life	Value
Balance – December 31, 2011	1,617,500		$0.50	3.25 years	-
Granted	-	$
Exercised	-	$
Forfeited/Cancelled	-		$0.50
Balance – March 31, 2012 – outstanding	1,617,500		$0.50	3 years	$-
Balance – March 31, 2012 – exercisable	1,617,500		$0.50	3 years	$-

Outstanding options held by related parties – 2012	1,000,000
Exercisable options held by related parties – 2012	1,000,000

(F) Stock Warrants

All warrants issued during the three months ended March 31, 2012 were accounted for as derivative liabilities. See Note 6.

During the three months ended March 31, 2012, the Company entered into convertible and unsecured note agreements. As part of these agreements, the Company issued warrants to purchase 181,625,000 shares of common stock. Each warrant vests six month after issuance and expire July 13, 2014 – September 30, 2014, with exercise prices ranging from $0.012 - $0.015. All warrants contain anti-dilution rights, and are treated as derivative liabilities.

A summary of warrant activity for the Company for the three months ended March 31, 2012 and for the year ended December 31, 2011 is as follows:

	Number of
	Warrants	Weighted Average Exercise Price
Outstanding – December 31, 2011	283,338,233	$.02
Granted	181,625,000	$.013
Exercised	(32,000,000)	$0.0089
Balance as March 31, 2012	432,963,233	$.017

Warrants Outstanding				Warrants Exercisable
Range of	Number	Weighted Average Remaining Contractual Life (in	Weighted Average	Numbers	Weighted Average
exercise price	Outstanding	years)	Exercise Price	Exercisable	Exercise Price	Intrinsic Value
$0.012 - $1.50	432,963,233	2.58	$0.017	72,096,327	$0.038	$9,593,413

(G) Treasury Stock

On March 26, 2012, the Company repurchased 14,542,939 shares of its common stock for the sum of $230,400 or $0.0158. The Company records the value of its common stock held in treasury at cost. The Company has not cancelled or retired these shares, and they remain available for reissuance.

MusclePharm Corporation and Subsidiaries

Notes to Consolidated Financial Statements
March 31, 2012

(Unaudited)

Note 8 Committments, Contingencies and Other Matters

(A) Operating Lease

In August 2010, the Company leased office space under a non-cancelable operating lease, expiring in December 2015.

Future minimum annual rental payments are approximately as follows:

Years Ended December 31,

2012 (9 months)	$64,771
2013	92,421
2014	98,481
2015	104,542
Total minimum lease payments	$360,215

Rent expense for the three months ended March 31, 2012 and 2011 was $43,573 and $44,076, respectively.

(B) Legal Matters

From time to time, the Company may become involved in various lawsuits  and legal proceedings, which  arise in the ordinary  course  of business. Litigation is subject to inherent uncertainties as to outcomes. Although there can be no assurances, based on information currently available, management believes that it is probable that the ultimate outcome of matters that are pending or threatened will not have a material effect on the company’s consolidated financial condition.

Other legal matters to which the Company is party do exist. At this time the outcome of these matters is not probable nor reasonably estimable. The Company intends to defend these matters vigorously.  The company is party to the following legal matters as of March 31, 2012:

•	Plaintiff alleges the Company’s use of the tagline "Train like an unchained beast" infringes on their mark "Beast" for dietary supplements. Plaintiff's primary goal is not damages, but rather that the Company cease using the tagline. The Company believes the case is without merit.

•	Plaintiff has filed notices of intent to commence litigation on over 200 sports nutrition and dietary supplement companies in the US and Canada, including the Company. Plaintiff alleges violations of California's Proposition 65. The Company considers this case without merit and merely an attempt by a commercial plaintiff to pressure settlements.

•	On April 20, 2012, Musclepharm received notice of a pending lawsuit in U.S. Federal District Court in Utah alleging misevaluation of stock used to settle a debt obligation. The Company believes the Plaintiffs case is without merit.

(C) Payroll Taxes

As of March 31, 2012 accounts payable and accrued expenses included approximately $163,000 pertaining to accrued payroll taxes. The taxes represent employee withholdings that have yet to be remitted to the taxing agencies.

Included in the $163,000 is an amount due prior to the Company becoming a publicly traded company in February 2010, when the Company existed as an LLC, which at that time had accrued payroll taxes/penalties and interest of approximately $53,000.

MusclePharm Corporation and Subsidiaries

Notes to Consolidated Financial Statements
March 31, 2012

(Unaudited)

Note 9 Defined Contribution Plan

The Company has a defined contribution plan, in which all eligible employees participate. The 401(k) plan is a contributory plan. Matching contributions are based upon the amount of the employees’ contributions. Beginning January 1, 2012, the Company may make an additional discretionary 401(k) plan matching contribution to eligible employees. During the first quarter ended March 31, 2012 and March 31, 2011 the Company’s matching contribution was $2,630 and $0.00, respectively.

Note 10 Subsequent Events

Debt Issuance

In April 2012, the Company raised gross proceeds of $1,291,000 through the sale of (18 month) promissory notes bearing interest at an annual rate of 15%.  In consideration of the promissory notes, the Company issued 107,583,333 stock purchase warrants equal to 100% of the face amount of the notes, with an exercise price of $0.012 per share and debt issue costs of $76,950. All warrants contain anti-dilution rights and are treated as derivative liabilities.

During the 2nd quarter there have been principal and interest payments related to the unsecured notes of approximately $558,000.

Share Issuances

On April 1, 2012 the Company issued 2,000,000 shares of the Company’s common stock valued at $50,000 to a consultant for services rendered based on $0.025 price/share. The share price was calculated based on a 20 day average closing price prior to issuance.

On May 1, 2012 the Company issued 3,773,585 shares of the Company’s common stock valued at $100,000 for services rendered. The share price was calculated based on a 20 day average closing price prior to issuance.

On May 9, 2012 the Company issued 4,347,826 shares of the Company’s common stock valued at $50,000 for future services. The share price was calculated based on a 20 day average closing price prior to issuance.

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

Our primary focus over the next 12 months is on the following:

(1)	Increase our distribution and sales;

(2)	Continue aggressive marketing campaign to further build upon our brand and market awareness;

(3)	Conduct additional testing of the safety and efficacy of our products; and

(4)	Hire additional key employees to continue to strengthen the Company.

Results of Operations

For the Three Months Ended March 31, 2012 and 2011 (unaudited):

	Three Months Ended March 31,
	2012	2011
		Restated
Sales - net	$16,560,680	$3,033,936
Cost of sales	12,895,162	2,401,534
Gross profit	3,665,518	632,402
General and administrative expenses	4,392,811	1,719,627
Loss from operations	(727,293)	(1,087,225)
Expense - net	(15,308,000)	(3,924,697)
Net loss	$(16,035,293)	$(5,011,922)
Net loss per share - basic and diluted	$(0.01)	$(0.03)
Weighted average number of common shares outstanding during the period – basic and diluted	1,213,820,101	146,560,444

Sales

Sales increased approximately $13.5 million or 446% to $16,560,680 for the three months ended March 31, 2012, as compared to $3,033,936 for the three months ended March 31, 2011. The increase in sales was primarily attributable to increased brand awareness. Since inception, the Company has focused on an aggressive marketing plan to penetrate the market. As such, new promotional efforts have been made to increase sales by adding new customers and expanding our product line. The inclusion of new Gel squeeze tubes in various flavors has increased sales and seems to be reaching new customer demands. Another area of the increase is due to the growth in the international markets. Overall as a direct result of the aggressive marketing plan, our products are currently being offered in more retail stores, both domestic and international, and our products are receiving better shelf placement.

Gross Profit

Gross profit increased approximately $3.0 million or 480% for the three months ended March 31, 2012 compared to the same three months ended March 31, 2011. Meanwhile the gross profit percentage increased slightly to approximately 22% during the three months ended March 31, 2012 from 21% for the same period ending March 31, 2011.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2012 increased approximately $2.7 million over the same three months ended March 31, 2011. The increases seen in sales had corresponding increases in the general and administrative expenses bringing the total to $4,392,811 for the quarter ending March 31, 2012, as compared to $1,719,627 for the comparable three months ended March 31, 2011.

The major increase was the result of $856,000 in athlete endorsements, $1,084,000 in increases for salaries and benefits, $159,000 in stock based compensation, $146,000 through increased advertising and promotions, and other increases in general administrative expenses of $340,000. The total increase was offset by decreases in professional fees of approximately $182,000, and decrease in store support of $250,000.

Loss from Operations

The loss from operations for the three months ended March 31, 2012, was $727,293 as compared to a loss of $1,087,225 for the comparable three months ended March 31, 2011. The improved operating performance for the period is primarily attributable to an aggressive marketing plan and the Company’s ability to gain brand recognition resulting in increased sales during the three months ended March 31, 2012, as compared to the three months ended March 31, 2011.

Other Expenses

Other net expenses for the three months ended March 31, 2012, were $15,308,000, as compared to $3,924,697 for the comparable three months ended March 31, 2011. The increase in other expenses of $11,383,303 is primarily attributed to items shown in the table below:

	Three Months Ended
	March 31, 2012	March 31, 2011
Derivative expense	$(1,456,910)	$(1,359,369)
Change in fair value of derivative liabilities	$(8,357,171)	$(131,717)
Loss on settlement of accounts payable and debt	$(2,941,826)	$(1,914,689)
Interest expense	$(2,570,516)	$(518,922)
Other income (expense)	$18,422	$-
	$(15,308,000)	$(3,924,697)

The increase in this expense category was mainly attributed to fair value changes in derivative contracts and the increase in interest expense.

Net Loss

Net loss for the three months ended March 31, 2012, was $16,035,293 or $(0.01) loss per share as compared to $5,011,922 or loss per share of $(0.03) compared to the three months ended March 31, 2011.

Inflation did not have a material impact on the Company’s operations for the period. Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s results of operations.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at March 31, 2012, compared to December 31, 2011.

	March 31, 2012	December 31, 2011	Increase/Decrease
Current Assets	$6,373,160	$4,016,833	$2,356,327
Current Liabilities	$24,513,501	$17,710,100	$6,803,401
Working Capital (Deficit)	$(18,140,341)	$(13,693,267)	$(4,447,074)

Our primary source of operating cash has been through the sale of equity and through the issuance of convertible secured promissory notes and other short term debt as discussed below.

At March 31, 2012, the Company had cash of $1,299,235 and working capital deficit of approximately $17.8 million, compared to cash of $659,764 and a working capital deficit of approximately $13.7 million at December 31, 2011. The working capital deficit increase of approximately $4.1 million is primarily due to an increase in derivative liabilities of approximately $8 million, and an decrease in other assets of $0.3 million offset by an increase in accounts receivable of $2 million and a decrease in accounts payable and accrued liabilities of approximately $1.6 million, and $0.6 million in cash.

Cash provided by operating activities was approximately $1.4 million for the three months ended March 31, 2012, as compared to cash used in operating activities of approximately $0.8 million for the three months ended March 31, 2011. The increase in cash provided by operating activities of approximately $2.2 million for the three months ended March 31, 2012, compared to the three months ended March 31, 2011, was primarily due to an increased payables and deferred revenue of approximately $2.6 million, an increase in derivative liabilities of $8.2 million, a net increase in expenses related to the repayment and conversion of debt of $1 million, and a increase in depreciation and amortization $1.7 million, offset by an increase net loss of $11 million, and an increase in accounts receivable and prepaids of $0.3 million.

Cash used in investing activities increased to $0.3 million from $0.2 million for the three months ended March 31, 2012 and 2011 due to slightly higher spending on fixed assets. Future investments in property and equipment, as well as further development of our Internet presence will largely depend on available capital resources.

Cash flows used in financing activities were approximately $.5 million for the three months ended March 31, 2012, as compared to cash flows provided by financing activities of approximately $1.4 million for three months ended March 31, 2011. The approximately $1.9 million decrease is due to the $3.3 million increase in repayments of debt and $0.2 million purchase of treasury stock offset by an increase proceeds from issuance of debt of $1.4 million and proceeds from warrant exercises of approximately $0.3 million.

Cash Flows From Financing Activities: For the Three Months Ended	March 31 2012	March 31 2011

Proceeds from issuance of debt	2,842,950	1,482,000
Repayment of debt	(3,346,433)	-
Debt issuance costs	(30,000)	(69,700)
Repurchase of common stock	(230,400)	-
Proceeds from issuance of common stock and warrants	285,760	-
Net Cash (Used In) Provided By Financing Activities	(478,123)	1,412,300

Going Concern

As reflected in the accompanying unaudited interim consolidated financial statements, the Company had a net loss of $16,035,293 and net cash provided by operations of $1,423,375 for the three months ended March 31, 2012 and a working capital deficit and stockholders’ deficit of $18,140,341 and $17,209,090 respectively, at March 31, 2012. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Off-Balance Sheet Arrangements

Other than the operating leases, as of March 31, 2012, the Company did not have any off-balance sheet arrangements. We are obligated under an operating lease for the rental of office space. Future minimum rental commitments with a remaining term in excess of one year as of March 31, 2012 are as follows:

Years Ended December 31,

2012	$64,771
2013	92,421
2014	98,481
2015	104,542
Total minimum lease payments	$360,215

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

Use of Estimates

The preparation of financial statements in conformity with United States of America generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

The Company has determined that advertising related credits that were granted to customers fell within the guidance of ASC No. 605-50-55 (“Revenue Recognition” – Customer Payments and Incentives – Implementation Guidance and Illustrations). The guidance indicates that, absent evidence of benefit to the vendor, appropriate treatment requires netting these types of payments against revenues and not expensing as advertising expense.

The Company has an informal 7-day right of return for products. There were nominal returns at the quarter ended March 31, 2012 and March 31, 2011.

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

Share-Based Payments

Generally, all forms of share-based payments, including stock option grants, warrants, restricted stock grants and stock appreciation rights are measured at their fair value on the awards’ grant date, based on estimated number of awards that are ultimately expected to vest. Share-based compensation awards issued to non- employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable.

Recent Accounting Pronouncements

In May 2011 the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2011-04 “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. Generally Accepted Accounting Principles (“GAAP”) and International Financial Reporting Standards (“IFRS”). ASU 2011-04 includes common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS.  ASU 2011-04 requires reporting entities to disclose additional information for fair value measurements categorized within Level 3 of the fair value hierarchy. In addition, ASU 2011-04 requires reporting entities to make disclosures about amounts and reasons for all transfers in and out of Level 1 and Level 2 fair value measurements. The new and revised disclosures are effective for interim and annual reporting periods beginning after December 15, 2011.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.

ITEM 4.  CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) under the Exchange Act) are not effective to ensure that information required to be disclosed by us in report that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(B) Changes in internal control OVER FINANCIAL REPORTING

This company’s management is responsible for establishing and maintaining internal controls over financial reporting and disclosure controls. Internal Control Over Financial Reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

1.           Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

2.           Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the registrant; and

3.           Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is appropriately recorded, processed, summarized and reported within the specified time periods.

Management has conducted an evaluation of the effectiveness of our internal control over financial reporting for the year ended December 31, 2011 based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on this assessment, management concluded that as of May 2012 it had material weaknesses in its internal control procedures.

The Company’s assessment identified certain material weaknesses which are set forth below:

Functional Controls and Segregation of Duties

Because of the company’s limited resources, there are limited controls over information processing, and insufficient internal controls over the accuracy, completeness and authorization of transactions.

There is an inadequate segregation of duties consistent with control objectives. Our company’s management is composed of a small number of individuals resulting in a situation where limitations on segregation of duties exist. In order to remedy this situation we would need to hire additional staff to provide greater segregation of duties. Currently, it is not feasible to hire additional staff to obtain optimal segregation of duties. Management will reassess this matter in the following year to determine whether improvement in segregation of duty is feasible.

Accordingly, as the result of identifying the above material weaknesses we have concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements would not be prevented or detected on a timely basis by the company’s internal controls.

Management believes that the material weaknesses set forth above were the result of the scale of our operations and are intrinsic to our small size. Management believes these weaknesses did not have a material effect on our financial results and is actively working to take remedial actions.

We are committed to improving our financial organization. As part of this commitment, we will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us by preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

(1) We will continue to update the documentation of our internal control processes, including formal risk assessment of our financial reporting processes.

(2) Retain staff to assist in financial and accounting controls.

Subsequent to December 31 2011, we have undertaken the following steps to address the deficiencies stated above:

•	Continued the development and documentation of internal controls and procedures surrounding the financial reporting process, primarily through the use of account reconciliations, and supervision.

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

(c) Inherent Limitations on Effectiveness of Controls

Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within MusclePharm have been detected.

PART II - OTHER
INFORMATION

Item 1. Legal Proceedings.

Except as disclosed in Footnote 8 to the Financial Statements contained herein, we are currently not involved in any new litigation that we believe could have a material adverse effect on our financial condition or results of operations. Except as disclosed in Footnote 8 to the Financial Statements contained herein, there is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on April 16, 2012. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 3, 2012, the Company entered into a convertible promissory note of up to $100,000 with one accredited investor.  The above note bears a one-time interest rate of ten percent (10%) and has a maturity date of January 3, 2013.  Prepayment under the note is not permitted, unless approved by the investor.  Under the terms of the note, the investor is entitled, at its option, to convert all or part of the principal amount and accrued interest into shares of the Company’s common stock, par value $0.001 per share, at a conversion price equal to sixty two percent (62%) of the lowest closing price of the common stock in the seven (7) trading days immediately prior to the conversion, subject to adjustment in certain circumstances.

On January 13, 2012, the Company entered into a convertible promissory note of up to $400,000 with one accredited investor.  The above note bears a one-time interest rate of eight percent (8%) and has a maturity date of January 13, 2013.  Prepayment under the note is not permitted, unless approved by the investor.  Under the terms of the note, the investor is entitled, at its option, to convert all or part of the principal amount and accrued interest into shares of the Company’s common stock, par value $0.001 per share, at a conversion price equal to thirty five percent (35%) of the average of the three lowest closing prices of the common stock in the ten (10) trading days immediately prior to the conversion, subject to adjustment in certain circumstances.

On January 13, 2012, the Company raised gross proceeds of $250,000 through the sale of (18 month) promissory notes bearing interest at an annual rate of 15%.  In consideration of the promissory notes, the Company issued 16,666,667 stock purchase warrants equal to 100% of the face amount of the notes, with an exercise price of $0.015 per share.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On February 12, 2012, the Company raised gross proceeds of $525,000 through the sale of (18 month) promissory notes bearing interest at an annual rate of 15%.  In consideration of the promissory notes, the Company issued 35,000,000 stock purchase warrants equal to 100% of the face amount of the notes, with an exercise price of $0.015 per share.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On February 15, 2012, the Company issued one investor 20,000,000 shares of the Company’s common stock as further consideration related to the prepayment of a debt agreement with the Company.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On February 28, 2012, the Company raised gross proceeds of $62,500 through the sale of (18 month) promissory notes bearing interest at an annual rate of 15%.  In consideration of the promissory notes, the Company issued 4,166,667 stock purchase warrants equal to 100% of the face amount of the notes, with an exercise price of $0.015 per share.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On March 14, 2012, the Company raised gross proceeds of $500,000 through the sale of (18 month) promissory notes bearing interest at an annual rate of 15%.  In consideration of the promissory notes, the Company issued 41,666,667 stock purchase warrants equal to 100% of the face amount of the notes, with an exercise price of $0.012 per share.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On March 21, 2012, the Company raised gross proceeds of $100,000 through the sale of (18 month) promissory notes bearing interest at an annual rate of 15%.  In consideration of the promissory notes, the Company issued 8,333,333 stock purchase warrants equal to 100% of the face amount of the notes, with an exercise price of $0.012 per share.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On March 23, 2012, the Company raised gross proceeds of $379,500 through the sale of (18 month) promissory notes bearing interest at an annual rate of 15%.  In consideration of the promissory notes, the Company issued 31,625,000 stock purchase warrants equal to 100% of the face amount of the notes, with an exercise price of $0.012 per share.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On March 27, 2012, the Company raised gross proceeds of $30,000 through the sale of (18 month) promissory notes bearing interest at an annual rate of 15%.  In consideration of the promissory notes, the Company issued 2,500,000 stock purchase warrants equal to 100% of the face amount of the notes, with an exercise price of $0.012 per share.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On March 27, 2012, the Company issued officers and a director 444,548,916 shares of the Company’s common stock as a performance bonus at a fair value of $4,667,764 ($0.0105/share), based upon the quoted closing price of the Company’s common stock on December 31, 2011.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On March 28, 2012, the Company raised gross proceeds of $175,000 through the sale of (18 month) promissory notes bearing interest at an annual rate of 15%.  In consideration of the promissory notes, the Company issued 14,583,333 stock purchase warrants equal to 100% of the face amount of the notes, with an exercise price of $0.012 per share.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On March 28, 2012, 190 shares of the Company’s Series A Convertible Preferred Stock were converted into 19,000,000 shares of the Company’s common stock, issued to one investor pursuant to a conversion notice.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On March 28, 2012, Company issued 10,000,000 stock purchase warrants with an exercise price of $0.008 per share as settlement of an outstanding contract provision with management.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On March 28, 2012, the Company issued one investor 10,000,000 shares of the Company’s common stock as further consideration related to the prepayment of a debt agreement with the Company.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On March 29, 2012, the Company raised gross proceeds of $300,000 through the sale of (18 month) promissory notes bearing interest at an annual rate of 15%.  In consideration of the promissory notes, the Company issued 25,000,000 stock purchase warrants equal to 100% of the face amount of the notes, with an exercise price of $0.012 per share.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On March 30, 2012, the Company raised gross proceeds of $25,000 through the sale of (18 month) promissory notes bearing interest at an annual rate of 15%.  In consideration of the promissory notes, the Company issued 2,083,333 stock purchase warrants equal to 100% of the face amount of the notes, with an exercise price of $0.012 per share.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On March 30, 2012, the Company issued one investor 25,000,000 shares of the Company’s common stock as further consideration related to the prepayment of a debt agreement with the Company.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

From January 1, 2012 to the period ended March 31, 2012 convertible noteholders in the aggregate converted $909,095 in principal and $160,307 in accrued interest and fees into 247,308,238 shares of the Company’s common stock. The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder .

From January 1, 2012 to the period ended March 31, 2012 warrant holders in the aggregate exercised warrants valued at  $285,760 into 32,000,000 shares of the Company’s common stock at an exercise price of $0.00893/share. The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

Item 3. Defaults Upon Senior Securities.

There were no defaults upon senior securities during the quarter ended March 31, 2012.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item which has not previously been reported.

Item 6. Exhibits.

Exhibit No.	Description

3.1	Amendment to the Articles of Incorporation dated January 18, 2012 incorporated herein by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 27, 2012

3.2	Amendment to the Articles of Incorporation dated March 26, 2012 incorporated herein by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 30, 2012

4.1	Form of Note incorporated herein by reference to the Current Report on Form 8-K filed on March 8, 2012

4.1	Form of Warrant incorporated herein by reference to the Current Report on Form 8-K filed on March 8, 2012

10.1	Form of Subscription Agreement incorporated herein by reference to the Current Report on Form 8-K filed on March 8, 2012

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002*

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002*

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*Filed Herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MUSCLEPHARM CORPORATION

Date: May 24, 2012	By:	/s/ Brad J. Pyatt
Name: Brad J. Pyatt
Title: Chief Executive Officer (Principal Executive Officer)

Date: May 24, 2012	By:	/s/ Lawrence S. Meer
Name: Lawrence S. Meer
Title: Chief Financial Officer (Principal Financial Officer)

