Form 10-Q/A
period 2012-03-31
MusclePharm Corp
filed 2012-05-29
CIK 1415684

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (the “Amendment”) to MusclePharm Corporation’s quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2012, originally filed with the U.S. Securities and Exchange Commission on May 24, 2012 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

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

MUSCLEPHARM CORPORATION

Date: May 29, 2012	By:	/s/ Brad J. Pyatt
Name: Brad J. Pyatt
Title: Chief Executive Officer (Principal Executive Officer)

Date: May 29, 2012	By:	/s/ Lawrence S. Meer
Name: Lawrence S. Meer
Title: Chief Financial Officer (Principal Financial Officer)