Form 10-Q/A
period 2011-03-31
MusclePharm Corp
filed 2012-07-02
CIK 1415684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A (Amendment No. 1)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: March 31, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                   to

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

As of June 29, 2012, there were 1,399,074,207 shares outstanding of the registrant’s common stock.

Explanatory Note

On May 14, 2012, MusclePharm Corporation's (the "Company") independent registered public accounting firm and the Company's board of directors (the "Board") determined, after consultation with Company management that the Company's unaudited financial statements for the period ended March 31, 2011, filed in a quarterly report on Form 10-Q with the Securities and Exchange Commission (the "Commission") on May 23, 2011, contained certain material misstatements. Our financial statements contained in this amended quarterly report on Form 10-Q/A restate a previous [error] in accounting for the Company's calculation of net sales and presentation of general and administrative expenses. The Company has determined that advertising related credits that were granted to customers fell within the guidance of ASC No. 605-50-55 ("Revenue Recognition" - Customer Payments and Incentives - Implementation Guidance and Illustrations).

T he foregoing guidance indicates that, absent evidence of benefit to the vendor, appropriate U.S. GAAP treatment requires netting these types of payments against gross revenues and not as advertising expense. The Company also noted other credits and discounts that, upon further review, had been previously classified as advertising expense as a component of general and administrative expense that require a reallocation of presentation as amounts to be netted against gross revenues. Additionally, for the quarter ended March 31, 2011, the Company reclassified certain items classified as samples originally included as an advertising expense to cost of sales. There were no such reclassifications for 2010.

The Company previously deducted certain credits and promotions as general and administrative expenses. After a thorough analysis and review as noted above, the Company has determined to net any credits and promotions directly against gross sales instead of classifying the same amounts as an advertising expense. Because this accounting change is a reclassification of expenses in the Company's Consolidated Statements of Operations, the Company's net loss will not be affected by the restatement, nor does the restatement affect the net loss amounts reported in this unaudited quarterly financial statements. The financial statements contained herein have been restated solely for 2011.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

MusclePharm Corporation and Subsidiary

Consolidated Balance Sheets

	March 31, 2011	December 31, 2010
	(unaudited)

Assets

Current Assets
Cash	$333,373	$43,704
Accounts receivable	2,020,985	426,761
Prepaid stock compensation	737,821	893,240
Inventory	31,011	-
Other current assets	12,507	42,605
Total Current Assets	3,135,697	1,406,310

Property and equipment	382,029	138,551

Other assets	104,533	87,989

Total Assets	$4,560,606	$2,720,981

Liabilities and Stockholders' Deficit

Accounts payable and accrued liabilites	$3,613,919	$3,155,701
Common stock payable	522,000	-
Debt	381,071	289,488
Derivative liabilities	2,149,429	622,944
Deferred revenue	-	75,733
Due to factor	-	71,783
Total Current Liabilities	6,666,419	4,215,649

Long Term Liabilities:
Debt	25,027	250,000

Total Liabilities	6,691,446	4,465,649

Stockholders' Deficit
Series A, Convertible Preferred Stock, $0.001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $0.001 par value; 500,000,000 shares authorized, 167,610,888 and 118,649,439 issued and outstanding	167,611	118,649
Additional paid-in capital	24,588,910	20,012,122
Accumulated deficit	(26,887,360)	(21,875,438)
Total Stockholders' Deficit	(2,130,839)	(1,744,667)

Total Liabilities and Stockholders' Deficit	$4,560,606	$2,720,981

See accompanying notes to consolidated financial statements.

MusclePharm Corporation and Subsidiary

Consolidated Statements of Operations

(unaudited)

	For The Three Months Ended March 31,
	2011	2010
	As Restated

Sales - net	$3,033,936	$1,258,588

Cost of sales	2,401,534	873,632

Gross profit	632,402	384,956

General and administrative expenses	1,719,627	2,636,612

Loss from operations	(1,087,225)	(2,251,656)

Other income (expense)
Derivative expense	(1,359,369)	-
Change in fair value of derivative liabilities	(131,717)	-
Loss on settlement of accounts payable and debt	(1,914,689)	-
Interest expense	(518,922)	(358,060)
Other income (expense)	-	-
Total other income (expense) - net	(3,924,697)	(358,060)

Net loss	$(5,011,922)	$(2,609,716)
Net loss per share available to common stockholders - basic and diluted	$(0.03)	$(0.10)

Weighted average number of common shares outstanding during the year – basic and diluted	146,560,444	26,113,000

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

MusclePharm Corporation and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2011 (Restated)

(unaudited)

Note 1 Nature of Operations and Basis of Presentation (Restated)

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

Restatement

On May 14, 2012, the Company determined that a material misstatement exists in the Company’s 2011 quarterly and 2011 and 2010 annual financial statements. The Company concluded that the following financial statements contained material misstatements: (i) the Company’s audited financial statements for the year ended December 31, 2011, filed in an annual report on Form 10-K with the U.S. Securities and Exchange Commission (the “SEC”) on April 16, 2012; (ii) the Company’s audited financial statements for the year ended December 31, 2010, filed in an annual report on Form 10-K with the U.S. Securities and Exchange Commission (the “SEC”) on April 1, 2011; (iii) the Company’s unaudited financial statements for the period ended September 30, 2011, filed in a quarterly report on Form 10-Q with the SEC on November 14, 2011; (iv) the Company’s unaudited financial statements for the period ended June 30, 2011, filed in a quarterly report on Form 10-Q with the SEC on August 16, 2011; and (v) the Company’s unaudited financial statements for the period ended March 31, 2011, filed in a quarterly report on Form 10-Q with the SEC on May 23, 2011.

The foregoing financial statements contained material misstatements pertaining to the Company’s calculation of net sales and presentation of general and administrative expenses and cost of sales. The Company has determined that advertising related credits that were granted to customers fell within the guidance of ASC No. 605-50-55 (“ Revenue Recognition” – Customer Payments and Incentives – Implementation Guidance and Illustrations) . The guidance indicates that, absent evidence of benefit to the vendor, appropriate treatment requires netting these types of payments against revenues and not expensing as advertising expense. The Company also noted other credits and discounts that, upon further review, had been previously classified as advertising expense as a component of general and administrative expense that require a reallocation of presentation as amounts to be netted against revenues. The Company’s net loss and loss per share will not be affected by this reallocation in the statement of operations. Additionally, for the quarter ended March 31, 2011, the Company reclassified certain items classified as samples originally included as an advertising expense to cost of sales. There were no such reclassifications for 2010.

Promotions, credits and non-specific advertising with its customers have been reclassified from general and administrative expenses to revenues.

Samples shipped to customers not clearly identifiable were reclassified from general and administrative expense to cost of sales.

	For The Three
	Months Ended
	March 31,		March 31,
	2011		2011
	Restated	Adjustments	As Issued

Sales - net	$3,033,936	$(483,838)	$3,517,774

Cost of sales	2,401,534	77,326	2,324,208

Gross profit	632,402	(561,164)	1,193,566

General and administrative expenses	1,719,627	(561,164)	2,280,791

Loss from operations	(1,087,225)	-	(1,087,225)

Other income (expense)
Derivative expense	(1,359,369)	-	(1,359,369)
Change in fair value of derivative liabilities	(131,717)	-	(131,717)
Loss on settlement of accounts payable and debt	(1,914,689)	-	(1,914,689)
Interest expense	(518,922)	-	(518,922)
Other income (expense)	-	-	-
Total other income (expense) - net	(3,924,697)	-	(3,924,697)

Net loss	$(5,011,922)	$-	$(5,011,922)

Net loss per share available to common stockholders - basic and diluted	$(0.03)	$-	$(0.03)

Weighted average number of common shares outstanding during the year – basic and diluted	146,560,444	-	146,560,444

Note 2 Summary of Significant Accounting Policies

Principles of consolidation

All significant intercompany accounts and transactions have been eliminated in consolidation.

MusclePharm Corporation and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2011(Restated)

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

March 31, 2011 (Restated)

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

March 31, 2011 (Restated)

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

MusclePharm Corporation and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2011 (Restated)

(unaudited)

		March 31,	December 31,
		2011	2010

Derivative liabilities	Level 2	$2,149,429	$622,944

The Company's financial instruments consisted primarily of cash, accounts receivable, prepaid and other, accounts payable and accrued liabilities, and short term debt. The carrying amounts of the Company's financial instruments generally approximated their fair values as of March 31, 2011 and December 31, 2010, respectively, due to the short-term nature of these instruments.

Revenue Recognition (Restated)

The Company records revenue when all of the following have occurred: (1) persuasive evidence of an arrangement exists, (2) product has been shipped or delivered, (3) the sales price to the customer is fixed or determinable, and (4) collectability is reasonably assured.

 Depending on individual customer agreements, sales are recognized either upon shipment of products to customers or upon delivery. For one of our largest customers, which represents 9% of our total revenue for the three months ended March 31, 2011, revenue is recognized upon delivery.

The Company has determined that advertising related credits that were granted to customers fell within the guidance of ASC No. 605-50-55 (“ Revenue Recognition” – Customer Payments and Incentives – Implementation Guidance and Illustrations) .. The guidance indicates that, absent evidence of benefit to the vendor, appropriate treatment requires netting these types of payments against revenues and not expensing as advertising expense.

The Company records store support, giveaways, sales allowances and discounts as a direct reduction of sales. The Company recorded reductions to gross revenues totaling approximately $637,279 and $112,314 for the three months ended March 31, 2011 and 2010, respectively.

Sales for the three months ended March 31, 2012 and 2011 are as follows:

			March
	March		31,	March
	2011		2011	31,
	As Issued	Adjustments	Restated	2010

Sales	$3,671,215	$-	$3,671,215	$1,370,902

Discounts	153,441	483,838	637,279	112,314

Sales - Net	$3,517,774	$483,838	$3,033,936	$1,258,588

The Company has an informal 7-day right of return for products. However, there were nominal returns for the three months ended March 31, 2011 and 2010.

At March 31, 2011 and 2010, the Company had the following concentrations of revenues with customers:

Customer	2011 (As Restated)	2010
A	40%	12%
B	10%	-%
C	9%	15%
D	4%	18%
E	-%	38%

MusclePharm Corporation and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2011 (Restated)

(unaudited)

Cost of Sales (Restated)

Cost of sales represents costs directly related to the production and manufacturing of the Company’s products.

Cost of sales increased by $77,326 for the three months ended March 31, 2011 due to a reclassification from advertising expense to cost of sales due to our restatement.

See discussion of restatement

Shipping and Handling

Product sold is typically shipped directly to the customer from the manufacturer. Any freight billed to customers is offset against shipping costs and included in cost of goods sold.

Advertising (Restated)

The Company expenses advertising costs when incurred.

Advertising for the years ended March 31, 2011 and 2010 are as follows:

	March 31,		March 31,
	2011		2011	March 31,
	As Issued	Adjustments	As Restated	2010

Advertising	$1,143,358	$561,164	$582,194	$1,195,696

See discussion of restatement

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

March 31, 2011 (Restated)

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

MusclePharm Corporation and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2011 (Restated)

(unaudited)

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

March 31, 2011 (Restated)

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

March 31, 2011 (Restated)

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

March 31, 2011 (Restated)

(unaudited)

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

March 31, 2011 (Restated)

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

MusclePharm Corporation and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2011 (Restated)

(unaudited)

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

MusclePharm Corporation and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2011 (Restated)

(unaudited)

(D)	Unsecured Debt

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

MusclePharm Corporation and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2011 (Restated)

(unaudited)

Note 6 Derivative Liabilities

The Company identified conversion features embedded within convertible debt issued in 2011 and 2010 for $1,482,000 and $380,000, respectively (see Note 5 (A)). The Company has determined that the features associated with the embedded conversion option should be accounted for at fair value as a derivative liability.

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

MusclePharm Corporation and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2011 (Restated)

(unaudited)

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

March 31, 2011 (Restated)

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

March 31, 2011 (Restated)

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

The Company applied fair value accounting for all share based payment awards. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes assumptions used in the year ended December 31, 2010 is as follows:

Exercise price	$0.50
Expected dividends	0%
Expected volatility	74.8%
Risk fee interest rate	1.4%
Expected life of option	2.5 years
Expected forfeitures	0%

The following is a summary of the Company’s stock option activity:

		Weighted	Weighted Average
		Average	Remaining	Aggregate Intrinsic
	Options	Exercise Price	Contractual Life	Value
Balance – December 31, 2010 – outstanding	2,767,500	$0.50		$-
Balance – December 31, 2010 – exercisable	2,767,500	$0.50		$-
Granted	-	$-
Exercised	-	$-
Forfeited	-	$-
Balance – March 31, 2011 – outstanding	2,767,500	$0.50	1.50 years	$-
Balance - March 31, 2011 – exercisable	2,767,500	$0.50	1.50 years	$-

Grant date fair value of options granted – 2011		$-
Weighted average grant date fair value – 2011		$-

Outstanding options held by related parties – 2011	2,000,000
Exercisable options held by related parties – 2011	2,000,000
Fair value of stock options granted to related parties - 2011	$-

MusclePharm Corporation and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2011 (Restated)

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

The Company applied fair value accounting for stock warrant issuance. The fair value of each stock warrant granted is estimated on the date of issuance using the Black-Scholes option-pricing model. The Black-Scholes assumptions used at issuance are as follows:

Exercise price	$0.025 - $0.065
Expected dividends	0%
Expected volatility	180%
Risk fee interest rate	1.16%
Expected life of warrants	2.5 to 3.51 years
Expected forfeitures	0%

The following is a summary of the Company’s stock warrant activity:

		Weighted Average
	Warrants	Exercise Price

Outstanding – December 31, 2010	750,000	$1.50
Exercisable – December 31, 2010	750,000	$1.50
Granted	15,560,000	$0.03
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – March 31, 2011	16,310,000	$0.10
Exercisable – March 31, 2011	16,310,000	$0.10

MusclePharm Corporation and Subsidiary

Notes to Consolidated Financial Statements

March 31, 2011 (Restated)

(unaudited)

Warrants Outstanding				Warrants Exercisable
Weighted Average
		Remaining	Weighted
Range of	Number	Contractual Life	Average	Number	Weighted Average
exercise price	Outstanding	(in years)	Exercise Price	Exercisable	Exercise Price
$0.025- $1.50	16,310,000	3.23 years	$0.10	16,310,000	$0.10

At March 31, 2011 and December 31, 2010, the total intrinsic value of warrants outstanding and exercisable was $545,560 and $0, respectively.

Note 8 Commitments and Contingencies

(A)	Factoring Agreement

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

March 31, 2011 (Restated)

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

Results of Operations

For the Quarter Ended March 31, 2011 (As Restated) Compared to March 31, 2010 (unaudited):

	Three Months Ended March 31,
	2011
	Restated	2010
Sales - net	$3,033,936	$1,258,588
Cost of sales	2,401,534	873,632
Gross profit	632,402	384,956
General and administrative expenses	1,719,627	2,636,612
Loss from operations	(1,087,225)	(2,251,656)
Expense - net	(3,924,697)	(358,060)
Net loss	$(5,011,922)	$(2,609,716)
Net loss per share - basic and diluted	$(0.03)	$(0.10)
Weighted average number of common shares outstanding during the period – basic and diluted	146,560,444	26,113,000

Sales (restated)

Sales were approximately $3.0 million for the three months ended March 31, 2011, as compared to $1.3 million for the comparable three months ended March 31, 2010. The significant increase in sales was primarily attributable to increased brand awareness. Since inception, the Company has focused on an aggressive marketing plan to penetrate the market. As a direct result of the aggressive marketing plan, our products are currently being offered in more retail stores, both domestic and international, and our products are receiving better shelf placement.

Gross Profit (restated)

Gross profit percentage decreased from 31% during the three months ended March 31, 2010 to 21% during the three months ended March 31, 2011. The decrease in the gross profit percentage is primarily attributable to the restatement of advertising expenses as a discount to be netted with gross revenues of $483,838 and samples of $77,326 shipped to customers not clearly identifiable reclassified to cost of sales.

General and Administrative Expenses (restated)

General and administrative expenses for the three months ended March 31, 2011, were $1,719,627, as compared to $2,636,612 for the comparable three months ended March 31, 2010. The $916,985 decrease is mainly attributable to a substantial decrease in stock based compensation of $435,866 and the restatement of advertising expenses as a discount to be netted with gross revenues of $561,164 and non clearly identifiable samples reclassified from general and administrative expenses and added to cost of sales. The major decrease in stock based compensation was offset by a slight increase in employee compensation. The Company’s employee headcount increased from 12 employees during the three months ended March 31, 2010, to 15 employees during the three months ended March 31, 2011.

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

Revenue Recognition (Restated)

The Company records revenue when all of the following have occurred: (1) persuasive evidence of an arrangement exists, (2) product has been shipped or delivered, (3) the sales price to the customer is fixed or determinable, and (4) collectability is reasonably assured.

Depending on individual customer agreements, sales are recognized either upon shipment of products to customers or upon delivery. The Company records sales allowances and discounts as a direct reduction of sales. The Company has determined that advertising related credits that were granted to customers fell within the guidance of ASC No. 605-50-55 (“ Revenue Recognition” – Customer Payments and Incentives – Implementation Guidance and Illustrations) . The guidance indicates that, absent evidence of benefit to the vendor, appropriate treatment requires netting these types of payments against revenues and not expensing as advertising expense

The Company has an informal 7-day right of return for products. However, there were nominal returns for the three months ended March 31, 2011 and 2010.

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

ITEM 6. EXHIBITS.

Exhibit No.	Description

3.1	Amended Articles of Incorporation (as filed as Exhibit 3.1 on Form 10-Q, dated May 23, 2011).

10.1	Sponsorship Agreement, dated January 18, 2011, by and between MusclePharm Corporation and The Cincinnati Reds LLC (as filed as Exhibit 10.1 on Form 8-K, dated January 24, 2011).

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002 *

31.2	Certification of Principal Accounting Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002 *

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Principal Accounting Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

* filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MUSCLEPHARM CORPORATION

Date: June 29, 2012	By:	/s/ Brad J. Pyatt
		Name:	Brad J. Pyatt
		Title:	Chief Executive Officer
Principal Executive Officer

Date: June 29, 2012	By:	/s/ Lawrence S. Meer
		Name:	Lawrence S. Meer
		Title:	Chief Financial Officer
Principal Financial Officer

