Form 10-Q/A
period 2011-06-30
MusclePharm Corp
filed 2012-07-02
CIK 1415684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A (Amendment No. 1)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: June 30, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from __________to ___________

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

Explanatory Note

On May 14, 2012, MusclePharm Corporation's (the "Company") independent registered public accounting firm and the Company's board of directors (the "Board") determined, after consultation with Company management that the Company's unaudited financial statements for the period ended June 30, 2011, filed in a quarterly report on Form 10-Q with the Securities and Exchange Commission (the "Commission") on August 23, 2011, contained certain material misstatements. Our financial statements contained in this amended quarterly report on Form 10-Q/A restate a previous error in accounting for the Company's calculation of net sales and presentation of general and administrative expenses. The Company has determined that advertising related credits that were granted to customers fell within the guidance of ASC No. 605-50-55 ("Revenue Recognition" - Customer Payments and Incentives - Implementation Guidance and Illustrations).

The foregoing guidance indicates that, absent evidence of benefit to the vendor, appropriate U.S. GAAP treatment requires netting these types of payments against gross revenues and not as advertising expense. The Company also noted other credits and discounts that, upon further review, had been previously classified as advertising expense as a component of general and administrative expense that require a reallocation of presentation as amounts to be netted against gross revenues. Additionally, for the quarter ended June 30, 2011, the Company reclassified certain items classified as samples originally included as an advertising expense to cost of sales. There were no such reclassifications for 2010.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

MUSCLEPHARM CORPORATION AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011 (Restated)

(UNAUDITED)

3

MusclePharm Corporation and Subsidiary

Notes to Consolidated Financial Statements

June 30, 2011 (Restated)

(unaudited)

Page(s)

Consolidated Balance Sheets
June 30, 2011 (unaudited) and December 31, 2010 –	5

Consolidated Statements of Operations
Three and Six Months Ended June 30, 2011 and 2010 (unaudited) –	6

Consolidated Statements of Cash Flows
Six Months Ended June 30, 2011 and 2010 (unaudited) –	7

Notes to Consolidated Financial Statements (unaudited)	8-27

MusclePharm Corporation and Subsidiary

Consolidated Balance Sheets

	June 30, 2011	December 31, 2010
	(unaudited)

Assets

Accounts receivable	2,399,097	426,761
Prepaid stock compensation	382,546	893,240
Other current assets	9,211	42,605
	3,308,665	1,406,310

Total Current Assets	514,404	138,551

Prepaid stock compensation	810,399	1,088,131

Other assets	239,603	87,989

Total Assets	$4,873,071	$2,720,981

Liabilities and Stockholders' Deficit

Accounts payable and accrued liabilites	$2,885,403	$3,155,701
Demand loans	278,600	-
Debt	2,008,567	289,488
Derivative liabilities	5,155,773	622,944
Deferred revenue	18,240	75,733
Due to factor	-	71,783
Total Current Liabilities	10,346,583	4,215,649

Long Term Liabilities:		250,000

Total Liabilities	10,434,203	4,465,649

Stockholders' Deficit

Series A, Convertible Preferred Stock, $0.001 par value; 10,000,000 shares authorized, none issued and outstanding	-	118,649
Additional paid-in capital	28,510,297	20,012,122
Accumulated deficit	(34,323,984)	(21,875,438)
Total Stockholders' Deficit	(5,561,132)	(1,744,667)

	$4,873,071	$2,720,981

See accompanying notes to financial statements

MusclePharm Corporation and Subsidiary

Consolidated Statements of Operations

(unaudited)

	For The Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
	(As Restated)		(As Restated)

Sales - net	$3,397,742	$468,109	$6,431,678	$1,726,697

Cost of sales	2,512,828	361,250	4,914,361	1,192,608

Gross profit	884,914	106,859	1,517,317	534,089

General and administrative expenses	2,778,682	2,982,236	4,498,310	5,661,122

Loss from operations	(1,893,768)	(2,875,377)	(2,980,993)	(5,127,033)

Other income (expense)

Derivative expense	(2,698,490)	-	(4,057,859)	-
Change in fair value of derivative liabilities	766,487	-	634,770	-
Loss on settlement of accounts payable and debt	(627,384)	-	(2,542,073)	-
Interest expense	(2,983,468)	(316,283)	(3,502,390)	(674,343)

Total other income (expense) - net	(5,542,854)	(316,283)	(9,467,552)	(674,343)

Net loss	$(7,436,623)	$(3,191,660)	$(12,448,545)	$(5,801,376)

Net loss per share available to common stockholders - basic and diluted	$(0.04)	$(0.11)	$(0.07)	$(0.21)

Weighted average number of common shares outstanding during the year – basic and diluted	201,864,655	29,247,811	174,365,323	27,702,640

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

June 30, 2011 (Restated)

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

The foregoing financial statements contained material misstatements pertaining to the Company’s calculation of net sales and presentation of general and administrative expenses and cost of sales. The Company has determined that advertising related credits that were granted to customers fell within the guidance of ASC No. 605-50-55 (“ Revenue Recognition” – Customer Payments and Incentives – Implementation Guidance and Illustrations) . The guidance indicates that, absent evidence of benefit to the vendor, appropriate treatment requires netting these types of payments against revenues and not expensing as advertising expense. The Company also noted other credits and discounts that, upon further review, had been previously classified as advertising expense as a component of general and administrative expense that require a reallocation of presentation as amounts to be netted against revenues. The Company’s net loss and loss per share will not be affected by this reallocation in the statement of operations. Additionally, for the quarter ended June 30, 2011, the Company reclassified certain items classified as samples originally included as an advertising expense to cost of sales. There were no such reclassifications for 2010.

Promotions, credits and non-specific advertising with its customers have been reclassified from general and administrative expenses to revenues.

Samples shipped to customers not clearly identifiable were reclassified from general and administrative expense to cost of sales.

MusclePharm Corporation and Subsidiary

Notes to Consolidated Financial Statements

June 30, 2011 (Restated)

(unaudited)

For the three months and six months ended June 30, 2011:

	The Three		The Three	The Six		The Six
	Months Ended		Months Ended	Months Ended		Months Ended
	June 30,		June 30,	June 30,		June 30,
	2011		2011	2011		2011
	As Restated	Adjustments	As Issued	As Restated	Adjustments	As Issued

Sales - net	$3,397,742	$(405,064)	$3,802,806	$6,431,678	$(888,902)	$7,320,580

Cost of sales	2,512,828	31,171	2,481,657	4,914,361	108,496	4,805,865

Gross profit	884,914	(436,235)	1,321,149	1,517,317	(997,398)	2,514,715

General and administrative expenses	2,778,682	(436,235)	3,214,917	4,498,310	(997,398)	5,495,708

Loss from operations	(1,893,768)	-	(1,893,768)	(2,980,993)	-	(2,980,993)

Other income (expense)

Derivative expense	(2,698,490)	-	(2,698,490)	(4,057,859)	-	(4,057,859)
Change in fair value of derivative liabilities	766,487	-	766,487	634,770	-	634,770
Loss on settlement of accounts payable and debt	(627,384)	-	(627,384)	(2,542,073)	-	(2,542,073)
Interest expense	(2,983,468)	-	(2,983,468)	(3,502,390)	-	(3,502,390)
Total other income (expense) - net	(5,542,854)	-	(5,542,854)	(9,467,552)	-	(9,467,552)

Net loss	$(7,436,623)	$-	$(7,436,623)	$(12,448,545)	$-	$(12,448,545)

Net loss per share available to common stockholders - basic and diluted	$(0.04)	$-	$(0.04)	$(0.07)	$-	$(0.07)

Weighted average number of common shares outstanding during the year – basic and diluted	201,864,655	-	201,864,655	174,365,323	-	174,365,323

Note 2 Summary of Significant Accounting Policies

Principles of consolidation

All significant intercompany accounts and transactions have been eliminated in consolidation.

MusclePharm Corporation and Subsidiary

Notes to Consolidated Financial Statements

June 30, 2011 (Restated)

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

June 30, 2011 (Restated)

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

Property and Equipment

Property and equipment are stated at cost and depreciated to their estimated residual value over their estimated useful lives. When assets are retired or otherwise disposed of, the assets and related accumulated depreciation are relieved from the accounts and the resulting gains or losses are included in operating income in the statements of operations. Repairs and maintenance costs are expensed as incurred. Depreciation is provided using the straight- line method for all property and equipment.

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

June 30, 2011 (Restated)

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

		June 30,	December
		2011	31, 2010
Derivative liabilities	Level 2	$5,155,773	$622,944

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

June 30, 2011 (Restated)

(unaudited)

Revenue Recognition (Restated)

The Company records revenue when all of the following have occurred: (1) persuasive evidence of an arrangement exists, (2) product has been shipped or delivered, (3) the sales price to the customer is fixed or determinable, and (4) collectability is reasonably assured.

Depending on individual customer agreements, sales are recognized either upon shipment of products to customers or upon delivery. For one of our largest customers, which represents 10% of our total revenue for the six months ended June 30, 2011, revenue is recognized upon delivery.

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

The Company records store support, giveaways, sales allowances and discounts as a direct reduction of sales. The Company recorded reductions to gross revenues totaling approximately $1,077,911 and $84,909 for the six months June 30, 2011 and 2010, respectively.

Sales for the three and six months ended June 30, 2011 and 2010, are as follows:

	The Three		The Three	The Three	The Six		The Six	The Six
	Months Ended		Months Ended	Months Ended	Months Ended		Months Ended	Months Ended
	June 30,		June 30,	June 30,	June 30,		June 30,	June 30,
	2011		2011	2010	2011		2011	2010
	As Issued	Adjustments	As Restated		As Issued	Adjustments	As Restated

Sales	$3,838,374	$-	$3,838,374	$491,151	$7,509,589	$-	$7,509,589	$1,811,606

Discounts	(35,568)	(405,064)	(440,632)	(23,042)	(189,009)	(888,902)	(1,077,911)	(84,909)

Sales - Net	$3,802,806	$(405,064)	$3,397,742	$468,109	$7,320,580	$(888,902)	$6,431,678	$1,726,697

The Company has an informal 7-day right of return for products. There were nominal returns for the three and six months ended June 30, 2011 and 2010.

For the six months ended June 30, 2011 and 2010, the Company had the following concentrations of revenues with customers:

	2011	2010
Customer	(As Restated)

A	39%	31%
B	10%	13%
C	7%	14%
D	0%	28%

Cost of Sales (Restated)

Cost of sales represents costs directly related to the production and manufacturing of the Company’s products and shipping and handling costs.

Cost of sales increased by $108,496 for the six months ended June 30, 2011 due to a reclassification from advertising expense to cost of sales due to our restatement.

At June 30, 2011 and 2010, the Company had the following concentrations of purchases from vendors:

Customer	2011	2010
A	100%	16%
B	-%	76%

See discussion of restatement

Shipping and Handling

Product sold is typically shipped directly to the customer from the manufacturer. Any freight billed to customers is offset against shipping costs and included in cost of sales.

Advertising (Restated)

The Company expenses advertising costs when incurred.

Advertising for the three months ended June 30, 2011 and 2010 are as follows:

	The Three		The Three	The Three
	Months Ended		Months Ended	Months Ended
	June 30,		June 30,	June 30,
	2011		2011	2010
	As Issued	Adjustments	As Restated

Advertising	$2,049,275	$(436,235)	$1,613,040	$1,817,540

Advertising for the six months ended June 30, 2011 and 2010 are as follows:

	The Six		The Six	The Six
	Months Ended		Months Ended	Months Ended
	June 30,		June 30,	June 30,
	2011		2011	2010
	As Issued	Adjustments	As Restated

Advertising	$3,192,633	$(997,398)	$2,195,235	$3,055,512

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

June 30, 2011 (Restated)

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

June 30, 2011 (Restated)

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

June 30, 2011 (Restated)

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

Note 4 Property and Equipment

Property and equipment consisted of the following at June 30, 2011 and December 31, 2010:

		December 31,	Estimated Useful
	June 30, 2011	2010	Life
Leasehold improvements	$142,194	$67,760	*
Furniture and fixtures	388,117	55,305	3 years
Displays	32,057	32,057	5 years
Website	11,462	11,462	3 years
	573,830	166,584
Less: Accumulated depreciation and amortization	(59,426)	(28,033)
	$514,404	$138,551

* The shorter of 5 years or the life of the lease.

Note 5 Debt

At June 30, 2011 and December 31, 2010, debt consists of the following:

	June 30,	December
	2011	31, 2010

Convertible debt –secured – derivative liabilities	$2,759,995	$380,000
Conventional convertible debt – secured	-	225,000
Less: debt discount	(689,408)	(331,261)
Convertible debt – net	2,070,587	273,739

Secured debt	-	187,500

Unsecured debt	25,600	78,249

Total debt	2,096,187	539,488

Less: current portion	(2,008,567)	(289,488)

Long term debt	$87,620	$250,000

MusclePharm Corporation and Subsidiary

Notes to Consolidated Financial Statements

June 30, 2011 (Restated)

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

June 30, 2011 (Restated)

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

On June 29, 2011, the Company issued a convertible note and warrants. The note has an aggregate amount of $2,651,000, of which the Company can draw down in a series of tranches. As of June 30, 2011, the Company received $400,000 net of original discount of $41,833 under the following terms:

•	6% interest;
•	Due 48 months from drawdown date; and
•	Unsecured.

The warrants contain the following provisions:

•	one warrant to purchase common stock equal to $800,000 divided by 80% of the lowest trade price of the stock during the 30 days immediately preceding the issue date;
•	The number of warrants is variable; and
•	The warrants expire 5 years from issuance.

(B) Conventional Convertible Debt – Secured

Terms of the Company’s conventional convertible debt are as follows:

•	Interest rate 8%;
•	All notes were due by December 31, 2010, and were converted in 2011;
•	Conversion of principal and accrued interest at rates ranging from 150% - 300%;
•	Secured by all assets of the Company; and
•	All conversion rates associated with these instruments were at or above market. There is no BCF.

MusclePharm Corporation and Subsidiary

Notes to Consolidated Financial Statements

June 30, 2011 (Restated)

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

June 30, 2011 (Restated)

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

June 30, 2011 (Restated)

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

Note 7 Stockholders’ Deficit

(A)  Common Stock

On April 18, 2011, the Company increased its authorized shares of common stock to 500,000,000.

During the six months ended June 30, 2011, the Company issued the following common stock:

			Loss on	Range of
Transaction Type	Quantity	Valuation	Settlement	Value per Share
Conversion of debt (1)	66,005,639	$2,109,677	$411,124	$0.012–0.066
Settlement of accounts payable and accrued expenses (2)	54,746,257	$3,625,771	$2,130,949	$0.012–0.101
Services – rendered (3)	10,466,497	$510,681		$0.03–1.15
Services – prepaid stock compensation (4)	4,000,000	$251,500		$0.047–0.08
Contract settlement (5)	2,187,666	$126,885		$0.058
Shares in dispute (6)	3,500,000	$350	-	$0.0001
Total	133,906,059	$6,624,164	$2,542,073	$0.012–1.15

The fair value of all stock issuances above is based upon the quoted closing trading price on the date of issuance, except for stock issued for cash and warrants, which was based upon the cash received. Stock issued in the conversion of preferred stock was recorded at par value.

MusclePharm Corporation and Subsidiary

Notes to Consolidated Financial Statements

June 30, 2011 (Restated)

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

The following represents the allocation of prepaid stock compensation:

	Short-	Long-
	Term	Term	Total
Prepaid stock compensation - – December 31, 2010	$893,240	$1,088,131	$1,981,371
Prepaid issuances of stock for services	150,000	101,500	251,500
Reclassification from long-term to short-term	379,232	(379,232)	-
Amortization – 2011	(1,039,926)	-	(1,039,926)
Prepaid stock compensation – June 30, 2011	$382,546	$810,399	$1,192,945

MusclePharm Corporation and Subsidiary

Notes to Consolidated Financial Statements

June 30, 2011 (Restated)

(unaudited)

(5)	Contract Settlement

In connection with litigation (See Note 8(A)), the Company issued stock that has been accounted for as a settlement expense and a component of other expense.

(6)	The Company cancelled 3,500,000 shares having a par value of $350 ($0.0001). The Company is disputing the issuance of these shares due to non- performance by a consultant.

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

MusclePharm Corporation and Subsidiary

Notes to Consolidated Financial Statements

June 30, 2011 (Restated)

(unaudited)

The following is a summary of the Company’s stock option activity:

		Weighted		Weighted
		Average		Average	Aggregate
		Exercise		Remaining	Intrinsic
	Options	Price		Contractual Life	Value
Balance – December 31, 2010 – outstanding	2,767,500		$0.50		$-
Balance – December 31, 2010 – exercisable	2,767,500		$0.50		$-
Granted		$
Exercised		$
Forfeited		$
Balance – June 30, 2011 – outstanding	2,767,500		$0.50	1.25 years	$-
Balance - June 30, 2011 – exercisable	2,767,500		$0.50	1.25 years	$-

Grant date fair value of options granted – 2011		$
Weighted average grant date fair value – 2011		$

Outstanding options held by related parties – 2011	2,000,000
Exercisable options held by related parties – 2011	2,000,000
Fair value of stock options granted to related parties – 2011	$-

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

MusclePharm Corporation and Subsidiary

Notes to Consolidated Financial Statements

June 30, 2011 (Restated)

(unaudited)

Exercise price	$0.025 - $1.50
Expected dividends	0%
Expected volatility	180%
Risk fee interest rate	1.16%
Expected life of warrants	2.5 to 5 years
Expected forfeitures	0%

The following is a summary of the Company’s stock warrant activity:

		Weighted Average Exercise
	Warrants	Price

Outstanding – December 31, 2010	750,000	$1.50
Exercisable – December 31, 2010	750,000	$1.50
Granted	59,093,333	$0.08
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – June 30, 2011	59,843,333	$0.09
Exercisable – June 30, 2011	59,843,333	$0.51

Warrants Outstanding Warrants Exercisable

	Warrants Outstanding			Warrants Exercisable
Weighted Average
Range of		Remaining	Weighted		Weighted
exercise	Number	Contractual Life	Average	Number	Average
price	Outstanding	(in years)	Exercise Price	Exercisable	Exercise Price
$0.025- $1.50	59,843,333	2.64 years	$0.09	59,843,333	$0.09

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

June 30, 2011 (Restated)

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

June 30, 2011 (Restated)

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

Business Strategy

Our primary focus at the current time is on the following:

1.	Increase our distribution and sales;

2.	Continue aggressive marketing campaign to further build upon our brand and market awareness and recognition;

3.	Conduct additional testing of the safety and efficacy of our products; and

4.	Hire additional key employees to continue to strengthen the Company.

Results of Operations

For the Six Months Ended June 30, 2011 (As Restated) and 2010 (unaudited):

	Six months ended
	June 30,	June 30,
	2011	2010
	Restated
Sales	$6,431,678	$1,726,697
Gross profit	$1,517,317	$534,089
General and administrative expenses	$(4,498,310)	$(5,661,122)
Loss from operations	$(2,980,993)	$(5,127,033)
Other expenses	$(9,467,552)	$(674,343)
Net Loss	$(12,448,545)	$(5,801,376)
Net loss per common share – basic and diluted	$(0.07)	$(0.21)

Sales (restated)

Sales were $6,431,678 for the six months ended June 30, 2011, as compared to $1,726,697 for the comparable six months ended June 30, 2010. The significant increase in sales was primarily attributable to increased brand awareness. Since inception, the Company has focused on an aggressive marketing plan to penetrate the market. As a direct result of the aggressive marketing plan, our products are currently being offered in more retail stores, both domestic and international, and our products are receiving better shelf placement.

Gross Profit (restated)

Gross profit percentage decreased from 31% during the six months ended June 30, 2010, to 24% during the six months ended June 30, 2011. The decrease in the gross profit percentage is primarily attributable to the Company’s restatement of advertising expenses as a discount to be netted with gross revenues of $888,902 and samples of $108,496 shipped to customers not clearly identifiable reclassified to cost of sales.

General and Administrative Expenses (restated)

General and administrative expenses for the six months ended June 30, 2011, were $4,498,310, as compared to $5,661,122 for the comparable six months ended June 30, 2010. The $1.2 million decrease is primarily attributable to the restatement of advertising expenses as a discount to be netted with gross revenues non clearly identifiable samples reclassified from general and administrative expenses and added to cost of sales of $997,398.

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

For the Three Months Ended June 30, 2011 (As Restated) and 2010 (unaudited):

	Three months ended
	June 30,	June 30,
	2011	2010
	Restated
Sales	$3,397,742	$468,109
Gross profit	$884,914	106,859
General and administrative expenses	$(2,778,682)	$(2,982,236)
Loss from operations	$(1,893,768)	$(2,875,377)
Other expenses	$(5,542,854)	$(316,283)
Net Loss	$(7,436,623)	$(3,191,660)
Net loss per common share – basic and diluted	$(0.04)	$(0.11)

Sales (restated)

Sales were $3,397,742 for the three months ended June 30, 2011, as compared to $468,109 for the comparable three months ended June 30, 2010. The significant increase in sales was primarily attributable to increased brand awareness. Since inception, the Company has focused on an aggressive marketing plan to penetrate the market. As a direct result of the aggressive marketing plan, our products are currently being offered in more retail stores, both domestic and international, and our products are receiving better shelf placement.

Gross Profit (restated)

Gross profit percentage strengthened from 23% during the three months ended June 30, 2010 to 26% during the three months ended June 30, 2011. The increase in the gross profit percentage is primarily attributable to the Company’s ability to negotiate more favorable terms due to the increased volume in product sales. This change also reflects the restatement of advertising expenses as a discount to be netted with gross revenues of $405,064 and samples of $31,171 shipped to customers not clearly identifiable reclassified to cost of sales.

General and Administrative Expenses (restated)

General and administrative expenses for the three months ended June 30, 2011, were $2,778,682, as compared to $2,982,236 for the comparable three months ended June 30, 2010. The $203,554 decrease is primarily attributable to the Company’s restatement of advertising expenses as a discount to be netted with gross revenues non clearly identifiable samples reclassified from general and administrative expenses and added to cost of sales of $436,235. The Company’s employee headcount increased from 12 employees during the three months ended June 30, 2010, to 15 employees during the three months ended June 30, 2011. In addition, due to the Company experience in growth in sales, expenses have increased accordingly.

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

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at June 30, 2011 compared to December 31, 2010.

	June 30,
	2011	December 31,
	(unaudited)	2010	Increase/Decrease
Current Assets	$3,308,665	$1,406,310	$1,902,355
Current Liabilities	$10,346,583	$4,215,649	$6,130,934
Working Capital (Deficit)	$(7,037,918)	$(2,809,339)	$(4,228,579)

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

(2)  Retain staff to assist in financial and accounting controls.

Subsequent to December 31 2011, we have undertaken the following steps to address the deficiencies stated above:

—	Continued the development and documentation of internal controls and procedures surrounding the financial reporting process, primarily through the use of account reconciliations, and supervision.

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

ITEM 6.  EXHIBITS.

Exhibit No.	Description

3.1	Certificate of Designation of Series B Convertible Preferred Stock (as filed as Exhibit 3.1 to the Form 10-Q filed on August 16, 2011).

10.1	Employment Agreement, dated August 15, 2011, by and between the Company and Brad Pyatt (as filed as Exhibit 10.1 to the Form 10-Q filed on August 16, 2011).

10.2	Employment Agreement, dated August 15, 2011, by and between the Company and Cory Gregory (as filed as Exhibit 10.2 to the Form 10-Q filed on August 16, 2011).

31.1	Certification of the Principal Executive Officer of MusclePharm Corporation, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Principal Accounting Officer of MusclePharm Corporation, pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Principal Executive Officer of MusclePharm Corporation, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Accounting Officer of MusclePharm Corporation, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

