Form 10-Q/A
period 2011-09-30
MusclePharm Corp
filed 2012-07-02
CIK 1415684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/ A (Amendment No. 1)

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

Explanatory Note

On May 14, 2012, MusclePharm Corporation's (the "Company") independent registered public accounting firm and the Company's board of directors (the "Board") determined, after consultation with Company management that the Company's unaudited financial statements for the period ended September 30, 2011, filed in a quarterly report on Form 10-Q with the Securities and Exchange Commission (the "Commission") on November 14, 2011, contained certain material misstatements. Our financial statements contained in this amended quarterly report on Form 10-Q/A restate a previous error in accounting for the Company's calculation of net sales and presentation of general and administrative expenses. The Company has determined that advertising related credits that were granted to customers fell within the guidance of ASC No. 605-50-55 ("Revenue Recognition" - Customer Payments and Incentives - Implementation Guidance and Illustrations).

The foregoing guidance indicates that, absent evidence of benefit to the vendor, appropriate U.S. GAAP treatment requires netting these types of payments against gross revenues and not as advertising expense. The Company also noted other credits and discounts that, upon further review, had been previously classified as advertising expense as a component of general and administrative expense that require a reallocation of presentation as amounts to be netted against gross revenues. Additionally, for the quarter ended September 30, 2011, the Company reclassified certain items classified as samples originally included as an advertising expense to cost of sales. There were no such reclassifications for 2010.

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

 PART I – FINANCIAL INFORMATION

Item 1.Financial Statements.

MusclePharm Corporation and Subsidiary

Consolidated Balance Sheets

	September 30,	December 31,
	2011	2010
	(unaudited)
Assets

Current Assets
Cash	$-	$43,704
Accounts receivable	3,605,076	426,761
Prepaid stock compensation	823,261	893,240
Other current assets	245,234	42,605
Total Current Assets	4,673,570	1,406,310

Property and equipment	903,625	138,551

Prepaid stock compensation	41,728	1,088,131

Other assets	98,445	87,989

Total Assets	$5,717,368	$2,720,981

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts payable and accrued liabilites	$4,695,399	$3,155,701
Cash overdraft	27,008	-
Debt	1,023,441	289,488
Derivative liabilities	4,265,953	622,944
Deferred revenue	54,260	75,733
Due to factor	-	71,783
Total Current Liabilities	10,066,061	4,215,649

Long Term Liabilities:
Debt	792,941	250,000
Total Liabilities	10,859,002	4,465,649
Stockholders' Deficit
Series A, Convertible Preferred Stock, $0.001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $0.001 par value; 500,000,000 shares authorized, 354,374,865 and 118,649,439 issued and outstanding	354,374	118,649
Additional paid-in capital	28,711,667	20,012,122
Accumulated deficit	(34,207,675)	(21,875,438)
Total Stockholders' Deficit	(5,141,634)	(1,744,667)

Total Liabilities and Stockholders' Deficit	$5,717,368	$2,720,981

PART I – FINANCIAL INFORMATION

MusclePharm Corporation and Subsidiary

Consolidated Statements of Operations

(unaudited)

	For The Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
	As Restated		As Restated

Sales – net	$4,443,571	$1,409,016	$10,875,249	$3,135,712

Cost of sales	3,928,628	927,506	8,842,990	2,120,113

Gross profit	514,943	481,510	2,032,259	1,015,599

General and administrative expenses	2,927,287	2,759,153	7,425,596	8,420,275

Loss from operations	(2,412,344)	(2,277,643)	(5,393,337)	(7,404,676)

Other income (expense)
Derivative expense	481,667	-	(3,576,192)
Change in fair value of derivative liabilities	1,547,185	-	2,181,955
Loss on settlement of accounts payable and debt		(364,472)	(2,542,073)	(369,668)
Interest expense	499,800	(231,739)	(3,002,589)	(900,886)
Total other income (expense) - net	2,528,653	(596,211)	(6,938,899)	(1,270,554)

Net Income (loss)	$116,309	$(2,873,854)	$(12,332,236)	$(8,675,230)
Net loss per share available to common stockholders - basic and diluted	$-	$(0.08)	$(0.05)	$(0.28)

Weighted average number of common shares outstanding during the year – basic and diluted	326,088,629	35,923,947	225,410,157	30,473,190

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

September 30, 2011 (Restated)

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

The foregoing financial statements contained material misstatements pertaining to the Company’s calculation of net sales and presentation of general and administrative expenses and cost of sales. The Company has determined that advertising related credits that were granted to customers fell within the guidance of ASC No. 605-50-55 (“ Revenue Recognition” – Customer Payments and Incentives – Implementation Guidance and Illustrations) . The guidance indicates that, absent evidence of benefit to the vendor, appropriate treatment requires netting these types of payments against revenues and not expensing as advertising expense. The Company also noted other credits and discounts that, upon further review, had been previously classified as advertising expense as a component of general and administrative expense that require a reallocation of presentation as amounts to be netted against revenues. The Company’s net loss and loss per share will not be affected by this reallocation in the statement of operations. Additionally, for the quarter ended September 30, 2011, the Company reclassified certain items classified as samples originally included as an advertising expense to cost of sales. There were no such reclassifications for 2010.

Promotions, credits and non-specific advertising with its customers have been reclassified from general and administrative expenses to revenues.

Samples shipped to customers not clearly identifiable were reclassified from general and administrative expense to cost of sales.

	The Three		The Three	The Nine		The Nine
	Months Ended		Months Ended	Months Ended		Months Ended
	September 30,		September 30,	September 30,		September 30,
	2011		2011	2011		2011
	As Restated	Adjustments	As Issued	As Restated	Adjustments	As Issued

Sales - net	$4,443,571	$(1,312,855)	$5,756,426	$10,875,249	$(2,201,757)	$13,077,006

Cost of sales	3,928,628	90,593	3,838,035	8,842,990	199,090	8,643,900

Gross profit	514,943	(1,403,448)	1,918,391	2,032,259	(2,400,847)	4,433,106

General and administrative expenses	2,927,287	(1,403,448)	4,330,735	7,425,596	(2,400,847)	9,826,443

Loss from operations	(2,412,344)	-	(2,412,344)	(5,393,337)	-	(5,393,337)

Other income (expense )

Derivative expense	481,667	-	481,667	(3,576,192)	-	(3,576,192)
Change in fair value of derivative liabilities	1,547,185	-	1,547,185	2,181,955	-	2,181,955
Loss on settlement of accounts payable and debt	-	-	-	(2,542,073)	-	(2,542,073)
Interest expense	499,800	-	499,800	(3,002,589)	-	(3,002,589)
Total other income (expense) - net	2,528,653	-	2,528,653	(6,938,899)	-	(6,938,899)

Net Income (loss)	$116,309	$-	$116,309	$(12,332,236)	$-	$(12,332,236)

Net loss per share available to common stockholders - basic and diluted	$0	$-	$0	$(0.05)	$-	$(0.05)

Weighted average number of common shares outstanding during the year – basic and diluted	326,088,629	-	326,088,629	225,410,157	-	225,410,157

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

September 30, 2011 (Restated)

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

September 30, 2011 (Restated)

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

	September 30,	December 31,
	2011	2011
Derivative liabilities Level 2	$4,265,953	$622,944

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

Depending on individual customer agreements, sales are recognized either upon shipment of products to customers or upon delivery. For one of our largest customers, which represents 13% of our total revenue for the nine months ended September 30, 2011, revenue is recognized upon delivery.

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

The Company records store support, giveaways, sales allowances and discounts as a direct reduction of sales. The Company recorded reductions to gross revenues totaling approximately $2,446,025 and $128,247 for the nine months ended September 30, 2011 and 2010, respectively.

Sales for the three and nine months ended September 30, 2011 and 2010 are as follows:

	The Three		The Three	The Three	The Nine		The Nine	The Nine
	Months Ended		Months Ended	Months Ended	Months Ended		Months Ended	Months Ended
	September 30,		September 30,	September 30,	September 30,		September 30,	September 30,
	2011		2011	2010	2011		2011	2010
	As Issued	Adjustments	As Restated		As Issued	Adjustments	As Restated

Sales	$5,811,685	$-	$5,811,685	$1,452,354	$13,321,274	$-	$13,321,274	$3,263,959

Discounts	(55,259)	(1,312,855)	(1,368,114)	(43,338)	(244,268)	(2,201,757)	(2,446,025)	(128,247

Sales - Net	$5,756,426	$(1,312,855)	$4,443,571	$1,409,016	$13,077,006	$(2,201,757)	$10,875,249	$3,135,712

The Company has an informal 7-day right of return for products. There were nominal returns for the three and nine months ended September 30, 2011 and 2010.

For the nine months ended September 30, 2011 and 2010, the Company had the following concentrations of revenues with customers:

Customer	2011 (As Restated)	2010
A	39%	37%
B	13%	9%
C	-%	15%
D	6%	11%

Cost of Sales (Restated)

Cost of sales represents costs directly related to the production and manufacturing of the Company’s products.

Cost of sales increased by $199,090 for the nine months ended September 30, 2011 due to a reclassification from advertising expense to cost of sales due to our restatement.

See restatement discussion

Shipping and Handling

Product sold is shipped directly to the customer from the manufacturer. Any freight billed to customers is offset against shipping costs and included in cost of sales.

Advertising (Restated)

The Company expenses advertising costs when incurred.

Advertising for the three and nine months ended September 30, 2011 and 2010 are as follows:

	The Three		The Three	The Three	The Nine		The Nine	The Nine
	Months Ended		Months Ended	Months Ended	Months Ended		Months Ended	Months Ended
	September 30,		September 30,	September 30,	September 30,		September 30,	September 30,
	2011		2011	2010	2011		2011	2010
	As Issued	Adjustments	As Restated		As Issued	Adjustments	As Restated

Advertising	$2,676,417	$(1,403,448)	$1,272,969	$1,143,663	$5,869,049	$(2,400,847)	$3,468,202	$4,199,773

See restatement discussion

MusclePharm Corporation and Subsidiary

Notes to Consolidated Financial Statements

September 30, 2011 (Restated)

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

September 30, 2011 (Restated)

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

Common stock equivalents consist of exercisable instruments at the balance sheet date. The Company has the following common stock equivalents at September 30, 2011 and 2010:

	2011	2010
Stock options (exercise price $0.50/share)	2,767,500	-
Warrants (exercise price - $0.10 - $1.50/share)	56,696,327	-
Convertible debt	210,751,119	2,202,000
Total common stock equivalents	270,214,946	2,202,000

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

September 30, 2011 (Restated)

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

Note 4 Property and Equipment

Property and equipment consisted of the following at September 30, 2011 and December 31, 2010:

	September 30,	December 31,	Estimated
	2011	2010	Useful Life
Leasehold improvements	$218,256	$67,760	*
Furniture and fixtures	759,272	55,305	3 years
Displays	32,056	32,057	5 years
Website	11,462	11,462	3 years
	1,021,046	166,584
Less: Accumulated depreciation and amortization	(117,421)	(28,033)
	$903,625	$138,551

* The shorter of 5 years or the life of the lease.

Note 5 Debt

At September 30, 2011 and December 31, 2010, debt consists of the following:

	September 30,	December 31,
	2011	2010

Convertible debt – secured – derivative liabilities	$1,847,097	$380,000
Conventional convertible debt – secured	-	225,000
Convertible debt - unsecured	-	78,249
Less: debt discount	(1,159,352)	(331,261)
Convertible debt – net	687,745	351,988

Secured debt	-	187,500

Unsecured debt	1,128,637	-

Total debt	1,816,382	539,488

Less: current portion	(1,023,441)	(289,488)

Long term debt	$792,941	$250,000

Debt in default of $30,000 is included as a component of short-term debt.

(A) Convertible Debt – Secured – Derivative Liabilities

MusclePharm Corporation and Subsidiary

Notes to Consolidated Financial Statements

September 30, 2011 (Restated)

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

September 30, 2011 (Restated)

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

September 30, 2011 (Restated)

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

MusclePharm Corporation and Subsidiary

Notes to Consolidated Financial Statements

September 30, 2011 (Restated)

(Unaudited)

Note 7 Stockholders’ Deficit

(A)	Common Stock

On April 18, 2011, the Company increased its authorized shares of common stock to 500,000,000.

During the nine months ended September 30, 2011, the Company issued the following common stock:

Transaction Type	Quantity	Valuation	Loss on Settlement	Range of Value per Share
Conversion of debt (1)	132,321,172	$2,379,913	$1,056,369	$0.01–0.08
Settlement of accounts payable and accrued expenses (2)	65,097,382	$3,642,108	$1,485,704	$0.02-0.12
Services – rendered (3)	15,220,665	$527,231		$0.03–1.15
Services – prepaid stock compensation (4)	6,586,207	$326,500		$0.05-0.09
Common shares issued for cash (5)	20,000,000	$500,000		$0.025
Share cancellation (6)	(3,500,000)	$(350)		$0.0001
Totals	235,725,426	$7,375,402	$2,542,073	$0.0001-1.15

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

September 30, 2011 (Restated)

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

MusclePharm Corporation and Subsidiary

Notes to Consolidated Financial Statements

September 30, 2011 (Restated)

(Unaudited)

Exercise price	$0.50
Expected dividends	0%
Expected volatility	74.8%
Risk fee interest rate	1.4%
Expected life of option	2.5 years
Expected forfeitures	0%

The following is a summary of the Company’s stock option activity:

		Weighted Average	Weighted Average	Aggregate
	Options	Exercise Price	Remaining Contractual Life	Intrinsic Value
Balance – December 31, 2010 – outstanding	2,767,500	$0.50		$-
Balance – December 31, 2010 – exercisable	2,767,500	$0.50		$-
Granted	-	$-
Exercised	-	$-
Forfeited	-	$-
Balance – September 30, 2011 – outstanding	2,767,500	$.32	1.25 years	$-
Balance – September 30, 2011 – excercisable	2,767,500	$0.50	1.25 years	$-

Grant date fair value of options granted – 2011		$-
Weighted average grant date fair value – 2011		$-

Outstanding options held by related parties – 2011	2,000,000
Exercisable options held by related parties – 2011	2,000,000
Fair value of stock options granted to related parties – 2011	$-

(C)	Stock Warrants

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

MusclePharm Corporation and Subsidiary

Notes to Consolidated Financial Statements

September 30, 2011 (Restated)

(Unaudited)

The following is a summary of the Company’s stock warrant activity:

	Warrants	Weighted Average Exercise Price

Outstanding – December 31, 2010	750,000	$1.50
Exercisable – December 31, 2010	750,000	$1.50
Granted	61,576,327	$0.10
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – September 30, 2011	62,326,327	$0.10
Exercisable – September 30, 2011	56,696,327	$0.10

Warrants Outstanding				Warrants Exercisable
			Weighted		Weighted
Range of	Number	Weighted Average Remaining Contractual Life (in	Average	Number	Average
exercise price	Outstanding	years)	Exercise Price	Exercisable	Exercise Price
$0.10- $1.50	62,326,327	4.14 years	$0.10	56,696,327	$0.10

At September 30, 2011 and December 31, 2010, the total intrinsic value of warrants outstanding and exercisable was $0 and $0, respectively.

Note 8 Commitments, Contingencies and Other Matters

(A)	Other Matters

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

September 30, 2011 (Restated)

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

September 30, 2011 (Restated)

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

Results of Operations

For the Nine Months Ended September 30, 2011 (As Restated) and 2010 (unaudited):

	Nine months ended
	September 30,	September 30,
	2011	2010
	Restated
Sales	$10,875,249	$3,135,712
Gross profit	$2,032,259	$1,015,599
General and administrative expenses	$(7,425,596)	$(8,420,275)
Loss from operations	$(5,393,337)	$(7,404,676)
Other expenses	$(6,938,899)	$(1,270,554)
Net Loss	$(12,332,236)	$(8,675,230)
Net loss per common share – basic and diluted	$(0.05)	$(0.28)

Sales (restated)

Sales were $10,875,249 for the nine months ended September 30, 2011, as compared to $3,135,712 for the comparable nine months ended September 30, 2010. The increase in sales was primarily attributable to increased brand awareness. Since inception, the Company has focused on an aggressive marketing plan to penetrate the market. As a direct result of the aggressive marketing plan, our products are currently being offered in more retail stores, both domestic and international, and our products are receiving better shelf placement.

Gross Profit (restated)

Gross profit percentage decreased from 32% during the nine months ended September 30, 2010, to 19% during the nine months ended September 30, 2011. The decrease in the gross profit percentage is primarily attributable to the Company’s restatement of advertising expenses as a discount to be netted with gross revenues of $2,201,757 and samples of $199,090 shipped to customers not clearly identifiable reclassified to cost of sales.

General and Administrative Expenses (restated)

General and administrative expenses for the nine months ended September 30, 2011, were $7,425,596 as compared to $8,420,275 for the comparable nine months ended September 30, 2010. The $994,679 decrease is primarily attributable to increase in trade show related expenses of approximately $97,000, research and development fees of approximately $330,000 and travel expenses of $96,500, offset by decreases in professional fees of approximately $1,202,000.

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

For the Three Months Ended September 30, 2011(As Restated) and 2010 (unaudited):

	Three months ended
	September 30,	September 30,
	2011	2010
	Restated

Sales	$4,443,571	$1,409,016
Gross profit	$514,943	$481,510
General and administrative expenses	$2,927,287	$2,759,153
Loss from operations	$2,412,344	$2,277,643
Other (income) expenses - net	$(2,528,653)	$596,211
Net Income (Loss)	$116,309	$(2,873,854)
Net Income (loss) per common share – basic and diluted	$0.00	$(0.08)

Sales (restated)

Sales were $4,443,571 for the three months ended September 30, 2011, as compared to $1,409,016 for the comparable three months ended September 30, 2010. The significant increase in sales was primarily attributable to increased brand awareness. Since inception, the Company has focused on an aggressive marketing plan for market penetration. As a direct result of the aggressive marketing plan, our products are currently being offered in more retail stores, both domestic and international, and our products are receiving better shelf placement.

Gross Profit (restated)

A gross profit percentage decreased from 34% during the three months ended September 30, 2010, to 12% during the three months ended September 30, 2011 is primarily attributable to the to the Company’s restatement of advertising expenses as a discount to be netted with gross revenues of $1,312,855 and samples of $90,593 shipped to customers not clearly identifiable reclassified to cost of sales.

General and Administrative Expenses (restated)

General and administrative expenses for the three months ended September 30, 2011, were $2,927,287, as compared to $2,759,153 for the comparable three months ended September 30, 2010. The $168,134 increase is primarily attributable to increases in; advertising of approximately $129,306 and research and development fees of approximately $53,000.

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

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at September 30, 2011 compared to December 31, 2010.

	September 30,
	2011	December 31,
	(unaudited)	2010	Increase/Decrease
Current Assets	$4,673,570	$1,406,310	$3,267,260
Current Liabilities	$10,066,061	$4,215,649	$5,850,412
Working Capital (Deficit)	$(5,392,491)	$(2,809,339)	$(2,583,152)

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

Item 6. Exhibits.

Exhibit No.	Description

4.1	$2,651,000 Senior Secured Convertible Promissory Note, dated June 29, 2011, issued in favor of Inter-Mountain Capital Corp. (as filed as Exhibit 4.1 to the Form 10-Q filed on November 14, 2011).

4.2	Common Stock Purchase Warrant, dated June 29, 2011, issued in favor of Inter-Mountain Capital Corp. (as filed as Exhibit 4.2 to the Form 10-Q filed on November 14, 2011).

10.1	Note and Warrant Purchase Agreement, dated June 29, 2011, by and between MusclePharm Corporation and Inter-Mountain Capital Corp. (as filed as Exhibit 10.1 to the Form 10-Q filed on November 14, 2011).

10.2	Stock Purchase Agreement, dated July 7, 2011, by and between MusclePharm Corporation and Carriage Group, LLC (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 19, 2011)

10.3	Endorsement Agreement, dated July 20, 2011, by and between MusclePharm Corporation and Michael Vick, individually (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 22, 2011)

10.4	Employment Agreement, dated September 16, 2011, by and between MusclePharm Corporation and John H. Bluher, individually (as filed as Exhibit 10.4 to the Form 10-Q filed on November 14, 2011).

10.5	Employment Agreement, dated November 14, 2011, by and between MusclePharm Corporation and Jeremy DeLuca, individually (as filed as Exhibit 10,5 to the Form 10-Q filed on November 14, 2011).

10.6	Employment Agreement, dated November 14, 2011, by and between MusclePharm Corporation and Brad Pyatt, individually (as filed as Exhibit 10.6 to the Form 10-Q filed on November 14, 2011).

10.7	Employment Agreement, dated November 14, 2011, by and between MusclePharm Corporation and Cory Gregory, individually (as filed as Exhibit 10.7 to the Form 10-Q filed on November 14, 2011).

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002*

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002*

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

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

