Form 10-K/A
period 2011-12-31
MusclePharm Corp
filed 2012-07-02
CIK 1415684

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of registrant’s voting and non-voting common equity held by non-affiliates (as defined by Rule 12b-2 of the Exchange Act) computed by reference to the average bid and asked price of such common equity on June 30, 2011, was $5,637,180. As of June 29, 2012, the registrant has one class of common equity, and the number of shares outstanding of such common equity was 1,399,074,207.

Explanatory Note

On May 14, 2012, MusclePharm Corporation's (the "Company") independent registered public accounting firm and the Company's board of directors (the "Board") determined, after consultation with Company management that the Company's audited financial statements for the period ended December 31, 2011 and December 31, 2010, filed in an annual report on Form 10-K with the Securities and Exchange Commission (the "Commission") on April 16, 2012 and April 1, 2011, respectively, contained certain material misstatements. Our financial statements contained in this amended annual report on Form 10-K/A restate a previous error in accounting for the Company's calculation of net sales and presentation of general and administrative expenses. The Company has determined that advertising related credits that were granted to customers fell within the guidance of ASC No. 605-50-55 ("Revenue Recognition" - Customer Payments and Incentives - Implementation Guidance and Illustrations).

The foregoing guidance indicates that, absent evidence of benefit to the vendor, appropriate U.S. GAAP treatment requires netting these types of payments against revenues and not expensing as advertising expense. The Company also noted other credits and discounts that, upon further review, had been previously classified as advertising expense as a component of general and administrative expense that require a reallocation of presentation as amounts to be netted against gross revenues. Additionally, for the year ended December 31, 2011, the Company reclassified certain items classified as samples originally included as an advertising expense to cost of sales. There were no such reclassifications for 2010.

The Company previously deducted certain credits and promotions as general and administrative expenses. After a thorough analysis and review as noted above, the Company has determined to net any credits and promotions directly against gross sales instead of classifying the same amounts as an advertising expense. Because this accounting change is a reclassification of expenses in the Company's Consolidated Statements of Operations, the Company's net loss will not be affected by the restatement, nor does the restatement affect the net loss amounts reported in its unaudited quarterly financial statements during 2011 or audited Consolidated Balance Sheets at December 31, 2011 and December 31, 2010 or Consolidated Statement of Equity at December 31, 2011 and December 31, 2010 or Consolidated Statements of Cash Flows for the year ended December 31, 2011 and December 31, 2010.

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

Re-con®

Post-Workout Recharger

—	Optimize an athlete’s “anabolic window”;
—	Promote post workout growth & repair; and
—	Replenish vital nutrients.

Re-con ® helps athletes recover quicker and more effectively, repair muscle cells, feed the body nutrients and grow stronger with ingredients like base-change amino acids (BCAAs), essential amino acid complexes (EAAs), cellular detoxifiers, muscle-loading carbohydrates and stress hormone regulators. This maximizes an athlete’s anabolic window, the post-workout phase where the body repairs and rebuilds tissue. Re-con® nourishes and promotes growth from every angle, delivering proteins and nutritious elements in their ideal forms. Recon® provides muscle reconstruction nutrition.

MuscleGel®

Delicious On-The-Go Protein and Nutrition

—	Stay leaner and be healthier;
—	Proteins absorbs into the athlete’s body easier; and
—	Nutritious and easy to enjoy.

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

SHRED Matrix®

Multi-Level Weight Loss System

—	Ramps up your metabolism;
—	Suppresses hunger and cravings; and
—	Burns fat through all-natural herbs.

SHRED Matrix ® helps burn fat naturally, counteract mood swings and help athletes stay focused on weight loss and results. This 8-Stage Weight Loss System is for people who exercise regularly. As a total body diet, it sheds pounds, burns fat cells and attacks fat loss from every angle. Proven ingredients like Sugar Stop™ and the enzyme aid matrix also keep your appetite in check. The formula is tuned so athletes won’t experience “jitters” or a crash.

Armor-V™

Advanced Multi-Vitamin Complex

—	Complete source of vitamins and minerals;
—	Total immune system support; and
—	Added B vitamins and probiotics.

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

MusclePharm ZMA Max™ supports muscle growth and recovery, promotes deeper and more efficient sleep to maximize healing, tissue repair, anabolic hormone production and testosterone levels. It delivers the benefits of precise dosages and ZMA ingredient ratios, and adds the synergistic effects of clinically-proven Fenugreek ® to support the balance of cholesterol levels as well as increase of healthy libido function in women and men.

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

Casein ™ delivers a steady, prolonged release of amino acids, works hard while body is at rest and promotes added nutrient utilization through the natural enzymes. As a slow digesting protein, Casein repairs and rebuilds muscle at night while you are asleep—feeding your muscles even hours after you went to bed. The great-tasting shake also works overtime readying you for that next day’s workout.

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

As reflected in the accompanying restated financial statements, the Company had a net loss of $23,280,950 and net cash used in operations of $5,801,761 for the year ended December 31, 2011, and a working capital deficit and stockholders’ deficit of $13,693,267 and $12,971,212, respectively, at December 31, 2011. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

In 2011, two customers accounted for approximately 55% of net sales. Our largest customer in 2011 represented 41% of our sales. In 2010, three customers accounted for approximately 67% of our sales. The largest customer in 2010 accounted for 45% of our sales. The loss of any of our major customers, a significant reduction in purchases by any major customer, or, any serious financial difficulty of a major customer, could have a material adverse effect on our sales and results of operations.

Customer	2011	2010
A	41%	45%
B	14%	7%
C	-%	15%

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

Results of Operations

For the Year Ended December 31, 2011(As Restated) Compared to the Year Ended December 31, 2010 (As Restated)

Revenues

Net revenues from the sale of products were approximately $17 million for the year ended December 31, 2011, as compared to revenue from the sale of products of approximately $3.2 million for the year ended December 31, 2010. Sales activities during the year ended December 31, 2011, increased due to the increase in advertising and promotion efforts, as well as the change in the Company’s manufacturers, which provided more consistent shipments to customers. The increase is also related to the significant capital spent on marketing with distributors and marketing and brand recognition with endorsements and sponsorships.

Cost of Sales

Cost of sales for the year ended December 31, 2011, were approximately $14.8 million or 86% of revenue, as compared to approximately $2.8 million or 88% of revenue for the year ended December 31, 2010. The cost of sales as a percentage of revenues were not consistent from December 31, 2010 to December 31, 2011. The cost of sales as a percentage of revenues increased due primarily to a reclassification of advertising expense to cost of sales in the amount of $374,455 during 2011 due to our restatement. There were no such reclassifications in 2010.

Operating Expenses

Operating expenses for the year ended December 31, 2011, were approximately $18.6 million, as compared to approximately $18.7 million for the year ended December 31, 2010.

The approximate $.1 million decrease is primarily due to an increase in stock based compensation – of approximately $3.7 million, an increase in depreciation expense of approximately $0.2 million and an increase in travel, meetings and entertainment of approximately $0.3 million, offset by a decrease in investment advisory services of   approximately $2.4 million, a decrease in research and development costs of approximately $1.2 million and the decrease of advertising expense of $0.9 million .

Operating Loss

Operating loss for the year ended December 31, 2011 was approximately $16.2 million, as compared to approximately $18.3 million for the year ended December 31, 2010.

Interest Expense

Interest expense for the year ended December 31, 2011, was approximately $3.7 million, as compared to approximately $0.5 million for the year ended December 31, 2010. The increase in interest expense primarily relates to amortization of the debt discounts and debt issue costs of $3.5 million and interest charges incurred on our debt instruments of approximately $0.2 million.

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

At December 31, 2011, the Company had cash of $659,764 and working capital deficit of approximately $13.7 million, compared to cash of $43,704 and a working capital deficit of approximately $1.7 million at December 31, 2010. The working capital deficit increase of approximately $12.0 million is primarily due to an increase in accounts payable and accrued liabilities of approximately $6.1 million, an increase in derivative liabilities of approximately $6.4 million and an increase of debt, net of discounts of approximately $1 million, offset by an increase to prepaid sponsorships of approximately $0.2 million and an increase in accounts receivable of approximately $2.1 million.

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

The foregoing financial statements contained material misstatements pertaining to the Company’s calculation of net sales and presentation of general and administrative expenses and cost of sales. The Company has determined that advertising related credits that were granted to customers fell within the guidance of ASC No. 605-50-55 (“ Revenue Recognition” – Customer Payments and Incentives – Implementation Guidance and Illustrations) . The guidance indicates that, absent evidence of benefit to the vendor, appropriate treatment requires netting these types of payments against revenues and not expensing as advertising expense. The Company also noted other credits and discounts that, upon further review, had been previously classified as advertising expense as a component of general and administrative expense that require a reallocation of presentation as amounts to be netted against revenues. Additionally, for the year ended December 31, 2011, the Company reclassified certain advertising expenses relating to sample items to cost of sales. There were no such reclassifications for 2010. The Company’s net loss and loss per share will not be affected by this reallocation in the statement of operations.

Promotions, credits and non-specific advertising with its customers have been reclassified from general and administrative expenses to revenues.

Samples shipped to customers not clearly identifiable were reclassified from general and administrative expense to cost of sales.

	Year Ended		Year Ended	Year Ended		Year Ended
	December 31,		December 31,	December 31,		December 31,
	2011		2011	2010		2010
	As Restated	Adjustments	As Issued	As Restated	Adjustments	As Issued

Sales - net	$17,212,636	$(3,625,701)	$20,838,337	$3,202,687	$(844,608)	$4,047,295

Cost of sales	14,845,069	374,455	14,470,614	2,804,274	-	2,804,274

Gross profit	2,367,567	(4,000,156)	6,367,723	398,413	(844,608)	1,243,021

General and administrative expenses	18,587,727	(4,000,156)	22,587,883	18,650,249	(844,608)	19,494,857

Loss from operations	(16,220,160)	-	(16,220,160)	(18,251,836)	-	(18,251,836)

Other income (expense)
Derivative expense	(4,777,654)	-	(4,777,654)	(93,638)	-	(93,638)
Change in fair value of derivative liabilities	5,162,100	-	5,162,100	(149,306)	-	(149,306)
Loss on settlement of accounts payable and debt	(3,862,458)	-	(3,862,458)	(433,400)	-	(433,400)
Interest expense	(3,711,278)	-	(3,711,278)	(480,589)	-	(480,589)
Other expense	(121,500)	-	(121,500)	(160,568)	-	(160,568)
Licensing income	250,000	-	250,000	-	-	-
Total other income (expense) - net	(7,060,790)	-	(7,060,790)	(1,317,501)	-	(1,317,501)

Net loss	$(23,280,950)	$-	$(23,280,950)	$(19,569,337)	$-	$(19,569,337)

Net loss available to common stockholders
Net loss	$(23,280,950	$-	$(23,280,950	$(19,569,337)	$-	$(19,569,337)
Series C preferred stock dividend	(293)	-	(293)	-	-	-
Net loss available to common stockholders	$(23,280,657)	$-	$(23,280,657)	$(19,569,337)	$-	$(19,569,337)

Net loss per common share available to common stockholders - basic and diluted	$(0.08)	$-	$(0.08)	$(0.48)	$-	$(0.48)

Weighted average number of common shares outstanding during the year – basic and diluted	281,484,658	-	281,484,658	41,141,549	-	41,141,549

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

Revenue Recognition (As Restated)

The Company records revenue when all of the following have occurred: (1) persuasive evidence of an arrangement exists, (2) product has been shipped or delivered by the third party manufacturer, (3) the sales price to the customer is fixed or determinable, and (4) collectability is reasonably assured.

Depending on individual customer agreements, sales are recognized either upon shipment of products to customers or upon delivery. For one of our largest customers, which represent 14% of total revenue in 2011, revenue is recognized upon delivery.

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

The Company records store support, give aways, sales allowances and discounts as a direct reduction of sales. The Company recorded reductions to gross revenues totaling approximately $4,000,000 and $1,000,000 for the years ended December 31, 2011 and 2010, respectively.

The Company grants volume incentive rebates to certain customers based on contractually agreed percentages ranging from 2.5% - 5.5% as a percentage of sales once a certain threshold has been met. The credits are recorded as a direct reduction to sales. Included in the reductions to revenues above are volume incentive rebates. Total volume incentive rebates granted for the years ended December 31, 2011 and 2010 were approximately $500,000 and $0, respectively.

The Company has an informal 7-day right of return for products. There were nominal returns in 2011 and 2010.

During the years ended December 31, 2011 and 2010, the Company had the following concentrations of revenues with customers:

Customer	2011 (As Restated)	2010 As Restated)
A	41%	45%
B	14%	7%
C	-%	15%

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

Name	Age	Position

Brad J. Pyatt	32	Chief Executive Officer and Director

Cory Gregory	33	Senior President and Director

Jeremy DeLuca	33	President and Chief Marketing Officer

Lawrence S. Meer	51	Chief Financial Officer

John H. Bluher	54	Chief Operating Officer

The biographies of each of our executive officers and directors are as follows:

Brad J. Pyatt, age 32, Chief Executive Officer, Director

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

	Fiscal Year Ended	Fiscal Year Ended
	December 31, 2011	December 31, 2010
Audit and Audit Related Fees	$211,328	$110,000
Tax Fees	$0	$0
All Other Fees	$0	$0

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit No.	Description

2.1	Share Exchange Agreement, dated February 1, 2010, by and between Tone in Twenty, Inc. and Muscle Pharm LLC (as filed as Exhibit 2.1 on Form 8-K on February 2, 2010)

3.1	Tone In Twenty Articles of Incorporation, dated August 4, 2006 (as filed as Exhibit 3.1 to Company’s Form SB-2 Registration Statement, filed November 2, 2007)

3.2	Bylaws of MusclePharm Corporation, dated August 5, 2006 (as filed as Exhibit 3.2 to Company’s Form SB-2 Registration Statement, filed November 2, 2007)

3.3	Amendment to the Articles of Incorporation, dated February 23, 2007 (as filed as Exhibit 3.3 to Company’s Form SB-2 Registration Statement, filed November 2, 2007)

3.4	Series A Certificate of Designation (as filed as Exhibit 3.4 to the Company’s Current Report on Form 8-K, filed on February 24, 2010)

3.5	Amendment to the Articles of Incorporation (as filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed on May 23, 2011)

3.6	Series B Certificate of Designation (as filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed on August 16, 2011)

3.7	Series C Certificate of Designation, filed with the Secretary of State of the State of Nevada on October 25, 2011 (as filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on November 4, 2011)

3.8	Amendment to the Articles of Incorporation, dated November 17, 2011 (as filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on November 23, 2011)

3.9	Amendment to the Articles of Incorporation, dated January 18, 2012 (as filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on January 27, 2012)

3.10	Amendment to the Articles of Incorporation, dated March 26, 2012 (as filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on March 29, 2012)

4.1	$900,000 Convertible Promissory Note, dated June 7, 2011, issued in favor of JMJ Financial (as filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on July 8, 2011)

4.2	$2,651,000 Senior Secured Convertible Promissory Note, dated June 29, 2011, issued in favor of Inter-Mountain Capital Corp. (as filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q, filed on November 14, 2011)

4.3	Common Stock Purchase Warrant, dated June 29, 2011, issued in favor of Inter-Mountain Capital Corp. (as filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q, filed on November 14, 2011)

4.4	Form of Promissory Note (as filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on December 12, 2011)

4.5	Form of Common Stock Purchase Warrant (as filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on December 12, 2011)

10.1	Sponsorship Agreement, dated January 18, 2011, by and between MusclePharm Corporation, and The Cincinnati Reds LLC (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 24, 2011)

10.2	Registration Rights Agreement, dated June 7, 2011, by and between the Company and JMJ Financial (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 8, 2011)

10.3	Stock Purchase Agreement, dated July 7, 2011, by and between MusclePharm Corporation and Carriage Group, LLC (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 19, 2011)

10.4	Endorsement Agreement, dated July 20, 2011, by and between MusclePharm Corporation and Michael Vick, individually (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 22, 2011)

10.5	Note and Warrant Purchase Agreement, dated June 29, 2011, by and between MusclePharm Corporation and Inter-Mountain Capital Corp. (as filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on November 14, 2011)

10.6	Employment Agreement, dated September 16, 2011, by and between MusclePharm Corporation and John H. Bluher, individually (as filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed on November 14, 2011)

10.7	Employment Agreement, dated November 14, 2011, by and between MusclePharm Corporation and Jeremy DeLuca, individually (as filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed on November 14, 2011)

10.8	Amended and Restated Employment Agreement, dated November 14, 2011, by and between MusclePharm Corporation and Brad Pyatt, individually (as filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K, filed on April 16, 2012)

10.9	Amended and Restated Employment Agreement, dated November 14, 2011, by and between MusclePharm Corporation and Cory Gregory, individually (as filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K, filed on April 16, 2012)

10.10	Stock Purchase Agreement, dated December 2, 2011, by and between MusclePharm Corporation and TSX Holdings, LLC (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 8, 2011)

10.11	Amendment No. 1 to Stock Purchase Agreement, dated December 8, 2011, by and between MusclePharm Corporation and Carriage Group, LLC (as filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on December 9, 2011)

10.12	Form of Subscription Agreement (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 12, 2011)

10.13	Equity Purchase Agreement, dated November 4, 2011, by and between MusclePharm Corporation and Southridge Partners II, LP (as filed as Exhibit 10.8 to the Company’s Registration Statement on Form S-1/A, filed on December 29, 2011)

10.14	Registration Rights Agreement, dated November 4, 2011, by and between MusclePharm Corporation and Southridge Partners II, LP (as filed as Exhibit 10.9 to the Company’s Registration Statement on Form S-1/A, filed on December 29, 2011)

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)) *

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)) *

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MUSCLEPHARM CORPORATION

Dated: June 29, 2012	By:	/s/ Brad J. Pyatt
Brad J. Pyatt
Chief Executive Officer Principal Executive Officer

Dated: June 29, 2012	By:	/s/ Lawrence S. Meer
Lawrence S. Meer
Chief Financial Officer Principal Financial Officer Principal Accounting Officer

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THIS REPORT HAS BEEN SIGNED BY OR ON BEHALF OF THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED:

Signature	Title	Date

/s/ Brad J. Pyatt	Chairman, Chief Executive Officer,	June 29, 2012
Brad J. Pyatt	Principal Executive Officer

/s/ Cory Gregory	Senior President, Director	June 29, 2012
Cory Gregory

/s/ Lawrence S. Meer	Chief Financial Officer, Principal Financial Officer,	June 29, 2012
Lawrence S. Meer	Principal Accounting Officer

/s/ Jeremy DeLuca	President and Chief Marketing Officer	June 29, 2012
Jeremy DeLuca

/s/ John H. Bluher	Chief Operating Officer	June 29, 2012
John H. Bluher

MusclePharm Corporation

Consolidated Financial Statements

December 31, 2011 (Restated) and 2010 (Restated)

CONTENTS

Page(s)

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets – December 31, 2011 and 2010	F-2

Consolidated Statements of Operations –
Years Ended December 31, 2011(Restated) and 2010 (Restated)	F-3

Consolidated Statement of Stockholders’ Deficit –
Years Ended December 31, 2011 and 2010	F-4

Consolidated Statements of Cash Flows –
Years Ended December 31, 2011 and 2010	F-5

Notes to Consolidated Financial Statements -
Years Ended December 31, 2011(Restated) and 2010 (Restated)	F-6 – F-24

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

Berman & Company, P.A.

Boca Raton, Florida

April 13, 2012 except for note 1 as to which the date is June 28, 2012

551 NW 77th Street Suite 201 • Boca Raton, FL 33487

Phone: (561) 864-4444 • Fax: (561) 892-3715

www.bermanscpas.com • info@bermancaps.com

Registered with the PCAOB • Member AICPA Center For Audit Quality

Member American Institute of Certified Public Accountants

Member Florida Institute of Certified Public Accountants

F- 1

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

See accompanying notes to consolidated financial statements

F- 2

MusclePharm Corporation and Subsidiary

Consolidated Statements of Operations

	For The Year Ended December 31,
	2011	2010
	As Restated	As Restated

Sales - net	$17,212,636	$3,202,687

Cost of sales	14,845,069	2,804,274

Gross profit	2,367,567	398,413

General and administrative expenses	18,587,727	18,650,249

Loss from operations	(16,220,160)	(18,251,836)

Other income (expense)
Derivative expense	(4,777,654)	(93,638)
Change in fair value of derivative liabilities	5,162,100	(149,306)
Loss on settlement of accounts payable and debt	(3,862,458)	(433,400)
Interest expense	(3,711,278)	(480,589)
Other expense	(121,500)	(160,568)
Licensing income	250,000	-
Total other income (expense) - net	(7,060,790)	(1,317,501)

Net loss	$(23,280,950)	$(19,569,337)

Net loss available to common stockholders
Net loss	$(23,280,950	$(19,569,337)
Series C preferred stock dividend	(293)	-
Net loss available to common stockholders	$(23,280,657)	$(19,569,337)

Net loss per share available to common stockholders - basic and diluted	$(0.08)	$(0.48)

Weighted average number of common shares outstanding during the year – basic and diluted	281,484,658	41,141,549

See accompanying notes to consolidated financial statements

F- 3

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

F- 4

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

See accompanying notes to consolidated financial statements

F- 5

MusclePharm Corporation and Subsidiary

Consolidated Notes to Financial Statements

December 31, 2011(Restated) and 2010   (Restated)

Note 1 Nature of Operations and Summary of Significant Accounting Policies (Restated)

Nature of Operations

MusclePharm Corporation (the “Company”, “We”, “Our” or “MP”), was organized as a limited liability company in the State of Colorado on April 22, 2008.  On February 18, 2010, the Company executed a reverse recapitalization with Tone in Twenty, Inc. and changed its name to MP (See Note 3).

The Company markets branded sports nutrition products.

Restatement

On May 14, 2012, the Company determined that a material misstatement exists in the Company’s 2011 quarterly and 2011 and 2010 annual financial statements. The Company concluded that the following financial statements contained material misstatements: (i) the Company’s audited financial statements for the year ended December 31, 2011, filed in an annual report on Form 10-K with the U.S. Securities and Exchange Commission (the “SEC”) on April 16, 2012; (ii) the Company’s audited financial statements for the year ended December 31, 2010, filed in an annual report on Form 10-K with the SEC on April 1, 2011; (iii) the Company’s unaudited financial statements for the period ended September 30, 2011, filed in a quarterly report on Form 10-Q with the SEC on November 14, 2011; (iv) the Company’s unaudited financial statements for the period ended June 30, 2011, filed in a quarterly report on Form 10-Q with the SEC on August 16, 2011; and (v) the Company’s unaudited financial statements for the period ended March 31, 2011, filed in a quarterly report on Form 10-Q with the SEC on May 23, 2011.

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

Promotions, credits and non-specific advertising with its customers have been reclassified from general and administrative expenses to revenues.

Samples shipped to customers not clearly identifiable were reclassified from general and administrative expense to cost of sales.

F- 6

	Year Ended December 31, 2011 As Restated	Adjustments	Year Ended December 31, 2011 As Issued	Year Ended December 31, 2010 As Restated	Adjustments	Year Ended December 31, 2010 As Issued

Sales - net	$17,212,636	$(3,625,701)	$20,838,337	$3,202,687	$(844,608)	$4,047,295

Cost of sales	14,845,069	374,455	14,470,614	2,804,274	-	2,804,274

Gross profit	2,367,567	(4,000,156)	6,367,723	398,413	(844,608)	1,243,021

General and administrative expenses	18,587,727	(4,000,156)	22,587,883	18,650,249	(844,608)	19,494,857

Loss from operations	(16,220,160)	-	(16,220,160)	(18,251,836)	-	(18,251,836)

Other income (expense)
Derivative expense	(4,777,654)	-	(4,777,654)	(93,638)	-	(93,638)
Change in fair value of derivative liabilities	5,162,100	-	5,162,100	(149,306)	-	(149,306)
Loss on settlement of accounts payable and debt	(3,862,458)	-	(3,862,458)	(433,400)	-	(433,400)
Interest expense	(3,711,278)	-	(3,711,278)	(480,589)	-	(480,589)
Other expense	(121,500)	-	(121,500)	(160,568)	-	(160,568)
Licensing income	250,000	-	250,000	-	-	-
Total other income (expense) - net	(7,060,790)	-	(7,060,790)	(1,317,501)	-	(1,317,501)

Net loss	$(23,280,950)	$-	$(23,280,950)	$(19,569,337)	$-	$(19,569,337)

Net loss available to common stockholders
Net loss	$(23,280,950)	$-	$(23,280,950)	$(19,569,337)	$-	$(19,569,337)
Series C preferred stock dividend	(293)	-	(293)	-	-	-
Net loss available to common stockholders	$(23,280,657)	$-	$(23,280,657)	$(19,569,337)	$-	$(19,569,337)

Net loss per share available to common stockholders - basic and diluted	$(0.08)	$-	$(0.08)	$(0.48)	$-	$(0.48)

Weighted average number of common shares outstanding during the year – basic and diluted	281,484,658	-	281,484,658	41,141,549	-	41,141,549

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

F- 7

MusclePharm Corporation and Subsidiary

Consolidated Notes to Financial Statements

December 31, 2011(Restated) and 2010   (Restated)

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

F- 8

MusclePharm Corporation and Subsidiary

Consolidated Notes to Financial Statements

December 31, 2011(Restated) and 2010   (Restated)

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

Depending on individual customer agreements, sales are recognized either upon shipment of products to customers or upon delivery. For one of our largest customers, which represent 14% of total revenue in 2011, revenue is recognized upon delivery.

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

The Company records store support, give aways, sales allowances and discounts as a direct reduction of sales. The Company recorded reductions to gross revenues totaling approximately $4,000,000 and $1,000,000 for the years ended December 31, 2011 and 2010, respectively.

The Company grants volume incentive rebates to certain customers based on contractually agreed percentages ranging from 2.5% - 5.5% as a percentage of sales once a certain threshold has been met. The credits are recorded as a direct reduction to sales. Included in the reductions to revenues above are volume incentive rebates. Total volume incentive rebates granted for the years ended December 31, 2011 and 2010 were approximately $500,000 and $0, respectively.

The Company has an informal 7-day right of return for products. There were nominal returns in 2011 and 2010.

During the years ended December 31, 2011 and 2010, the Company had the following concentrations of revenues with customers:

Customer	2011	2010
A	41%	45%
B	14%	7%
C	-%	15%

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

In 2011, cost of sales increased due to a reclassification from advertising expense in the amount of $374,454.

See discussion of restatement

F- 9

MusclePharm Corporation and Subsidiary

Consolidated Notes to Financial Statements

December 31, 2011(Restated) and 2010   (Restated)

Shipping and Handling

Product sold is typically shipped directly to the customer from the manufacturer.  Any freight billed to customers is offset against shipping costs and included in cost of sales.

Freight billed to customers for the years ended December 31, 2011 and 2010 was $309,690 and $71,983, respectively.

Advertising (Restated)

The Company expenses advertising costs when incurred.

Advertising for the years ended December 31, 2011 and 2010 are as follows:

	2011		2011	2010		2010
	As Issued	Adjustments	Restated	As Issued	Adjustments	Restated

Advertising	$9,241,741	$(4,000,156)	$5,241,585	$7,084,955	$(844,608)	$6,240,347

See discussion of restatement

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

F- 10

MusclePharm Corporation and Subsidiary

Consolidated Notes to Financial Statements

December 31, 2011(Restated) and 2010   (Restated)

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

F- 11

MusclePharm Corporation and Subsidiary

Consolidated Notes to Financial Statements

December 31, 2011(Restated) and 2010   (Restated)

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

F- 12

MusclePharm Corporation and Subsidiary

Consolidated Notes to Financial Statements

December 31, 2011(Restated) and 2010   (Restated)

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

F- 13

MusclePharm Corporation and Subsidiary

Consolidated Notes to Financial Statements

December 31, 2011(Restated) and 2010   (Restated)

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

F- 14

MusclePharm Corporation and Subsidiary

Consolidated Notes to Financial Statements

December 31, 2011(Restated) and 2010   (Restated)

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

F- 15

MusclePharm Corporation and Subsidiary

Consolidated Notes to Financial Statements

December 31, 2011(Restated) and 2010   (Restated)

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

F- 16

MusclePharm Corporation and Subsidiary

Consolidated Notes to Financial Statements

December 31, 2011(Restated) and 2010   (Restated)

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

F- 17

MusclePharm Corporation and Subsidiary

Consolidated Notes to Financial Statements

December 31, 2011(Restated) and 2010   (Restated)

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

F- 18

MusclePharm Corporation and Subsidiary

Consolidated Notes to Financial Statements

December 31, 2011(Restated) and 2010   (Restated)

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

F- 19

MusclePharm Corporation and Subsidiary

Consolidated Notes to Financial Statements

December 31, 2011(Restated) and 2010   (Restated)

(D) Common Stock

In 2011, the Company issued the following common stock:

Transaction Type	Quantity	Valuation	Range of Value per Share
Conversion of convertible debt	254,061,743	$4,268,857	$	0.003–0.10
Conversion of unsecured/secured debt	40,277,378	$857,952	$	0.05–0.06
Settlement of accounts payable and accrued expenses (1)	54,545,896	$3,646,719	$	0.03–0.12
Extension of debt maturity date	9,375,000	$161,250	$	0.017–0.02
Services – rendered	46,521,157	$1,199,844	$	0.00–1.15
Cash and warrants	82,000,000	$875,000	$	0.03
Services – prepaid stock compensation (2)	4,000,000	$214,250	$	0.05–.08
Cancelled shares (3)	(3,500,000)	$-	$	0.03
Total	487,281,174	$11,223,872	$	0.00–1.15

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

F- 20

MusclePharm Corporation and Subsidiary

Consolidated Notes to Financial Statements

December 31, 2011(Restated) and 2010   (Restated)

(3) Cancelled Shares

The Company cancelled 3,500,000 shares during the year ended December 31, 2011, valued at par ($0.001). The Company has disputed the issuance of these shares due to non-performance by a consultant. These shares were originally issued in 2010 as a component of stock issued for services rendered.

In 2010, the Company issued the following common stock:

Transaction Type	Quantity	Valuation	Range of Value per Share
Reverse recapitalization	26,070,838	$-		-
Conversion of preferred stock	16,666,600	$16,667	$	0.001
Conversion of convertible debt	7,708,906	$1,033,500	$	0.05–0.67
Settlement of accounts payable (1)	9,014,286	$433,400	$	0.05–0.42
Settlement of notes payable (2)	4,165,571	$1,191,064	$	0.05–0.55
Settlement of notes payable - officer	7,161,548	$358,077	$	0.05
Cash and warrants – net of payment in recapitalization of ($25,107)	4,167,767	$1,503,569	$	0.27-0.50
Services – rendered	22,457,214	$4,554,615	$	0.05–1.16
Services – rendered – officers (bonus)	10,000,000	$5,300,000	$	0.53
Services – prepaid stock compensation (5)	10,545,200	$2,734,548	$	0.06–1.16
Contract settlement (3)	511,509	$100,000	$	0.20
Extension of debt maturity date (4)	130,000	$95,500	$	0.61–1.15
Secured debt offering	50,000	$30,500	$	0.61
Total	118,649,439	$17,376,547	$	0.001–1.16

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

F- 21

MusclePharm Corporation and Subsidiary

Consolidated Notes to Financial Statements

December 31, 2011(Restated) and 2010   (Restated)

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

F- 22

MusclePharm Corporation and Subsidiary

Consolidated Notes to Financial Statements

December 31, 2011(Restated) and 2010   (Restated)

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

F- 23

MusclePharm Corporation and Subsidiary

Consolidated Notes to Financial Statements

December 31, 2011(Restated) and 2010   (Restated)

A summary of warrant activity for the Company for the year ended December 31, 2010 and for the year ended December 31, 2011 is as follows:

	Number of
	Warrants	Weighted Average Exercise Price
Balance at December 31, 2009	-	-
Granted	750,000	$1.5
Exercised	-	$-
Forfeited	-	$-
Balance as December 31, 2010	750,000	$1.50
Granted	282,588,233	$.02
Exercised	-	$-
Forfeited	-	$-
Balance as December 31, 2011	283,338,233	$.02

Warrants Outstanding				Warrants Exercisable
Range of exercis price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Numbers Exercisable	Weighted Average Exercise Price	Intrinsic Value
$0.02 - $1.50	283,338,233	2.85	$$0.021	61,696,327	$0.042	$875,000

Note 10 Subsequent Events

(A)	Common Stock

On March 26, 2012, the Company increase the Company’s authorized common stock from 1,000,000,000 shares to 2,500,000,000 shares.

During the 1 st quarter of 2012, the Company issued 20,000,000 shares of common stock to an officer, having a fair value of $280,000 ($0.014/share), based upon the quoted closing trading price.

(B)	Warrants

During the 1 st quarter of 2012, the Company issued 32,000,000 shares of common stock for $285,760 ($0.00893/share) in connection with the exercise of warrants.

(C)	Debt, Debt Conversion and Warrants

Notes

During the 1 st quarter of 2012, the Company executed notes payable and received net proceeds of $3,061,000.  The notes are unsecured, bear interest at 15% and mature 18 months from issuance. In connection with this debt issuance, the Company granted 241,125,000, 2.5 year warrants, with exercise prices ranging from $0.012/share - $0.015/share, and vest 6 months from grant.

Convertible Notes

During the 1 st quarter of 2012, the Company executed convertible notes for $519,950 resulting in net cash proceeds of $489,950, ($30,000 paid as debt issue costs).  The notes mature between 6 months – 1 year.  The notes bear interest ranging from 8% - 10%, with default interest rates ranging from 20% - 24%.

These notes may be convertible as follows, depending upon the terms of each issuance:

•	35% of the average, 3 lowest trading days, prior to the 10 days before conversion,
•	62% of the lowest trading price during the 7 days before conversion; and
•	65% of the lowest trading price during the 30 days before conversion

Debt Conversions

During the 1 st quarter of 2012, the Company settled $2,443,214 of secured convertible debt, unsecured debt and accrued interest with the payment of $2,895,576 and the issuance of 267,308,200 shares of common stock.  In addition, all related 58,971,327 warrants were cancelled.  As a result of the debt conversion and cancellation of warrants, all associated derivative liabilities underlying these instruments cease to exist.

During the 1 st quarter of 2012, the Company repurchased 14,542,939 shares of common stock from an investor for $230,400 ($0.0158/share).  The Company has paid $100,000, the balance will be paid in the 2 nd quarter of 2012. In connection with the repurchase, the Company has accounted for this transaction in accordance with ASC 505-30, “ treasury stock” .

F- 24