Form 10-Q/A
period 2011-09-30
MusclePharm Corp
filed 2012-07-09
CIK 1415684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

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

Yes ☐  No ☒

As of July 6, 2012, there were 1,399,074,207 shares outstanding of the registrant’s common stock.

EXPLANATORY NOTE

The purpose of this Amendment No.2 (the “Amendment”) to MusclePharm Corporation’s (the “Company”) quarterly report on Form 10-Q for the period ended September 30, 2011, originally filed with the U.S. Securities and Exchange Commission on July 2, 2012 (the “Form 10-Q), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

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

MUSCLEPHARM CORPORATION

Date: July 6, 2012	By:	/s/ Brad J. Pyatt
		Name:	Brad J. Pyatt
		Title:	Chief Executive Officer (Principal Executive Officer)

Date: July 6, 2012	By:	/s/ Lewis Gary Davis
		Name:	Lewis Gary Davis
		Title:	Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)