Form 10-K/A
period 2011-12-31
MusclePharm Corp
filed 2012-07-09
CIK 1415684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K/A (Amendment No. 2)

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

Explanatory Note

MusclePharm Corporation (the “Company”, “we” or “us”) is filing this Amendment No. 2 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the year ended December 31, 2011, originally filed with the Securities and Exchange Commission (the “SEC”) on April 16, 2012 (the “Original Filing”) and subsequently amended in a filing with the SEC on July 2, 2012 (“Amendment No. 1”) to include revised information required by Items 10 through 14 of Part III of Form 10-K and to furnish Exhibit 101 to the Form 10-K/A in accordance with Rule 405 of Regulation S-T.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part III, Items 10 through 14 of the Original Filing and Amendment No. 1 are hereby amended and restated in their entirety, and Part IV, Item 15 of the Original Filing and Amendment No. 1 is hereby amended and restated in its entirety, with the only changes being the addition of Exhibits 31.3 and 31.4 filed herewith and related footnotes. This Amendment No. 2 does not amend or otherwise update any other information in the Original Filing or Amendment No. 1. Accordingly, this Amendment should be read in conjunction with the Original Filing, Amendment No. 1 and with our filings with the SEC subsequent to the Original Filing.

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

The biographies of each of our executive officers and directors are as follows:

Brad J. Pyatt, age 32, Chief Executive Officer, Director

Mr. Pyatt has served as the Chief Executive Officer and Director of the Company since February 18, 2010, and as President and Chief Executive Officer of Muscle Pharm, LLC, since its inception in April 2008. His background includes seven years of experience as a professional athlete, and more than five years of experience in the sports nutrition arena. Mr. Pyatt played in National Football League (NFL) for the Indianapolis Colts during the 2003, 2004, and 2005 NFL seasons as well for the Miami Dolphins during the 2006 NFL season. Mr Pyatt also played in the Arena Football League (AFL) for the Colorado Crush during the 2007 and 2008 AFL seasons. Mr. Pyatt attended the University of Kentucky from 1999 to 2002, where he studied kinesiology exercise science, as well the University of Northern Colorado, from 2002 to 2003. Mr. Pyatt filed for protection under Chapter 7 of the federal bankruptcy laws in 2008. He received a discharge relating to the matter in 2009.

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

John H. Bluher, age 54, Chief Operating Officer

Mr. Bluher is a specialist in corporate governance for growing companies.  He is also a specialist in investment management, capital structuring, merger and acquisition, private equity and valuations of public and private companies.  He has significant experience working with corporate structuring, corporate boards and committees, risk management, and public company corporate governance.  His experience also includes negotiating transactions and purchases, and sales of assets and properties on a global basis.  He has deep experience in creating and implementing corporate governance plans, working in the corporate board room, and as director of risk, developing internal audit programs and insurance programs for public companies.  During 2010, Mr. Bluher provided consulting services to a leading financial advisory and management consultant firm. Mr. Bluher was responsible for managing transactions, business development, developing corporate governance standards and corporate structuring for companies.  Since December 2009, Mr. Bluher assisted in raising capital, marketing and co-managed Coachman Energy Funds at Caddis Capital, LLC, a private equity portfolio focused on oil and gas investments.  From February 2010 to August 2010, Mr. Bluher acted as investment banker and special financial advisor to the AARP Mutual Fund Board of Trustees in a platform divestiture.  From December 2007 to May 2009, Mr. Bluher served as managing director and general counsel at Lehman Brothers, Inc.’s (NYSE:LEH) investment management division.  Mr. Bluher also served as global chief legal and compliance officer and managing director of Neuberger Berman during this period.  From August 2004 to June 2007, Mr. Bluher served as general counsel and director of risk and Janus Capital, Inc. (NYSE:JNS).  From June 2002 to July 2004, Mr. Bluher served as executive vice president, general counsel and corporate secretary and director of risk management of Knight Trading Group (NASDAQ:NITE).  From January 2001 to May 2002, Mr. Bluher served as senior vice president and global chief compliance officer for Prudential Securities, Inc. (NYSE:PRU).  From October 1997 to January 2001, Mr. Bluher served as general counsel and chief compliance officer of Sun America, Inc. (NYSE:SAI) later (NYSE:AIG).  From 1992 - 1997, Mr. Bluher served as senior vice president, regional and divisional Counsel at Prudential Securities, Inc.  From 1987 to 1992, Mr. Bluher was senior counsel for the Division of Enforcement at the Securities and Exchange Commission.  Mr. Bluher holds a Bachelor of Science and a J.D. degree from the University of Wyoming and holds FINRA Series 7, Series 24 and Series 14 licenses.  He has served on the boards of ICI Mutual Insurance Company, the NASDAQ Chairman’s Advisory Board, Cherry Hills Founders Group, Inc., Targeted Medical Pharma, Inc., Arete Industries, Inc., and Safe Communications, Inc., and the University of Wyoming Foundation Board, and College of Law Advisory Board. Mr. Bluher is a frequent speaker at financial services industry meetings and conferences.

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

Following is a brief description of the background of our advisory board members:

Dr. Eric Serrano - Chief Medical Advisor . Dr. Serrano has been practicing medicine in the State of Ohio for over 12 years and is considered one of the leading sports nutrition doctors in the country. His clients include a wide array of athletes from the NFL, NHL, and MLB, in addition to many elite amateur athletes. Dr. Serrano was a professor of family practice medicine at Ohio State University, where he was awarded Professor of The Year and Preceptor of The Year. Dr. Serrano currently lectures across the country to universities, medical groups and health & fitness conferences on the topics of sports nutrition, performance enhancement, and injury prevention. Dr. Serrano’s expertise in blood analysis, sports nutrition, and injury prevention gives athletes the advantage over the competition. He has formulated numerous nutritional supplements for some of the leading nutritional companies on the market and also been a contributing writer for some of the leading health and fitness magazines. Dr. Serrano has been involved in the final formulations for each of our products. Dr. Serrano received his B.A. from Kansas State University in Biology, his M.A. from Kansas State University in Exercise Physiology, and his M.D. from the University of Kansas Medical School.

Roscoe M. Moore, Jr. - Chief Scientific Director. A Former U.S. Assistant Surgeon General, Dr. Roscoe M. Moore, Jr. served with the United States Department of Health and Human Services (HHS) and was for the last twelve years of his career the principal person responsible for global development support within the Office of the Secretary, HHS, with primary emphasis on Continental Africa and other less developed countries of the world (e.g. Indonesia, Malaysia, and Vietnam). He was the principal liaison person between the HHS and Ministries of Health in Africa with regard to the development of infrastructure and technical support for the delivery of preventive and curative health needs for the continent. Dr. Moore represented the HHS in cooperative international efforts with African nations in addressing continued health and human resource problems. Dr. Moore received his undergraduate and Doctor of Veterinary Medicine degrees from Tuskegee Institute; his Master of Public Health degree in Epidemiology from the University of Michigan; and his Doctor of Philosophy degree in Epidemiology from the Johns Hopkins University. He was awarded the Doctor of Science degree (Honoris Causa) in recognition of his distinguished public health career by Tuskegee University. Dr. Moore was a career officer within the Commissioned Corps of the United States Public Health Service (USPHS) entering with the U.S. National Institutes of Health and rising to the rank of Assistant United States Surgeon General (Rear Admiral, USPHS) within the Immediate Office of the Secretary, HHS. He was selected as Chief Veterinary Medical Officer, USPHS, by Surgeon General C. Everett Koop.

Dr. Richard Ogden PHD, (CSCS) - Medical Advisor

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

Dr. Michael Ray Stevens - Advisor. Dr. Stevens has over twenty years of well diversified experience in the healthcare and pharmaceutical industry. Dr. Stevens spent 17 years at Bristol-Myers Squibb, where he held positions of increasing responsibility in the areas of Market Research (Oncology and HIV), Marketing (Oncology), and Medical Affairs (HIV). In addition served as a member of the Executive Council for the Forum for Collaborative HIV Research - a public-private partnership facilitating discussion on emerging issues in HIV clinical research and working to translate research results into patient care. He has also served on 15 Protocol Committees within the Adult AIDS Clinical Trials Group (ACTG). Michael received his BS Pharmacy and Doctor of Pharmacy degrees from Purdue University.

Dr. Ron Sekura - Director of Therapeutic Research. Dr. Sekura is the former Chief of the Pharmaceutical and Regulatory Affairs Branch of the Division of AIDS at The National Institute of Allergy and Infectious Diseases (NIAID) of the National Institute of Health (NIH) as well as a former Research Chemist at The National Institute of Child Health and Human Development (NICHD) at the NIH and the Center for Biologics Evaluation and Research (CBER), and FDA. He received his Bachelor of Science and Master of Science in Biochemistry degrees at Pennsylvania State University and his PhD at Cornell University. Dr. Sekura is the author of over sixty scientific publications.

Mariel Selbovitz - Director of Global Therapeutics Product Procurement Development.   Ms. Selbovitz is a graduate of Cornell University and received her Master’s in Public Health at the Johns Hopkins University Bloomberg School of Health. She worked as the Client Intake Specialist at Positive Health Project and Syringe Exchange Program Coordinator at the Foundation for Research on Sexually Transmitted Diseases and is a partner in BioEquity Partners. Selbovitz is a member of the Cornell AIDS Clinical Trials Group Community Advisory Board and AIDS Treatment Advocacy Coalition. She presented at the 5th European Conference on Clinical and Social Research on AIDS and Drugs, International Conference on Antiviral Research, 5th IAS Conference on HIV Pathogenesis, Treatment and Prevention and XVIII International AIDS Conference.

Louie Simmons - Chief Strength Advisor. Mr. Simmons is a strength consultant for the New England Patriots, Green Bay Packers, Seattle Seahawks, Cleveland Browns, and numerous Football Bowl Subdivision college football teams. Mr. Simmons is the owner of the West Side Barbell, located in Columbus, Ohio.

Greg Jackson - Director of Fight Development. Mr. Jackson is an expert in mixed martial arts, representing a combination of basic Judo and wrestling. He has trained and developed top-ranked fight teams, with several fights appearing on spike TV’s Ultimate Fighter.

Paul Dillet - Chief Bodybuilding Advisor. Mr. Paul Dillet is one of the most influential bodybuilders and a legend in the bodybuilding world. He has been instrumental in creating a new era in fitness and bodybuilding for the everyday athlete.

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

Jeremy DeLuca, President, Chief Marketing Officer

On November 14, 2011 (the “DeLuca Execution Date”), the Company entered into an employment agreement (the “DeLuca Employment Agreement”) with Jeremy DeLuca, the Company’s President and Chief Marketing Officer (the “President”). The term of the DeLuca Employment Agreement commences on the DeLuca Execution Date and expires on December 31, 2014 (the “DeLuca Term”). Pursuant to the terms of the DeLuca Employment Agreement, the President is to receive a base salary of $125,000 for the 2011 calendar year; $175,000 for the 2012 calendar year; $225,000 for the 2013 calendar year; and $300,000 for the 2014 calendar year. In addition, upon the three year anniversary of the DeLuca Employment Agreement, the President shall receive 5,000 shares of the Company’s Series A Preferred Stock. In addition, for each $1,000,000 in revenue growth achieved by the Company from the revenue figure reported for the prior fiscal year, Mr. DeLuca will receive (i) $10,000 and (ii) $100,000 worth of common stock of the Company. These payments, if any, will be made within 90 days after the end of the Company’s fiscal year.

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

In addition to the ownership of the Company’s common stock set forth above in the table immediately above, Messrs. Pyatt and Gregory own 31 shares and 21 shares, respectively, of the Company’s Series B Preferred Stock. The Series B Preferred Stock is entitled to 50.1% of the voting rights of all equity securities of the Company. Thus, Messrs. Pyatt and Gregory may be deemed to control the Company.

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

	Fiscal Year Ended	Fiscal Year Ended
	December 31, 2011	December 31, 2010
Audit and Audit Related Fees	$211,328	$110,000
Tax Fees	$0	$0
All Other Fees	$0	$0

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit No.	Description

2.1	Share Exchange Agreement, dated February 1, 2010, by and between Tone in Twenty, Inc. and Muscle Pharm LLC (as filed as Exhibit 2.1 on Form 8-K on February 2, 2010)

3.1	Tone In Twenty Articles of Incorporation, dated August 4, 2006 (as filed as Exhibit 3.1 to Company’s Form SB-2 Registration Statement, filed November 2, 2007)

3.2	Bylaws of MusclePharm Corporation, dated August 5, 2006 (as filed as Exhibit 3.2 to Company’s Form SB-2 Registration Statement, filed November 2, 2007)

3.3	Amendment to the Articles of Incorporation, dated February 23, 2007 (as filed as Exhibit 3.3 to Company’s Form SB-2 Registration Statement, filed November 2, 2007)

3.4	Series A Certificate of Designation (as filed as Exhibit 3.4 to the Company’s Current Report on Form 8-K, filed on February 24, 2010)

3.5	Amendment to the Articles of Incorporation (as filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed on May 23, 2011)

3.6	Series B Certificate of Designation (as filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed on August 16, 2011)

3.7	Series C Certificate of Designation, filed with the Secretary of State of the State of Nevada on October 25, 2011 (as filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on November 4, 2011)

3.8	Amendment to the Articles of Incorporation, dated November 17, 2011 (as filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on November 23, 2011)

3.9	Amendment to the Articles of Incorporation, dated January 18, 2012 (as filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on January 27, 2012)

3.10	Amendment to the Articles of Incorporation, dated March 26, 2012 (as filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on March 29, 2012)

4.1	$900,000 Convertible Promissory Note, dated June 7, 2011, issued in favor of JMJ Financial (as filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on July 8, 2011)

4.2	$2,651,000 Senior Secured Convertible Promissory Note, dated June 29, 2011, issued in favor of Inter-Mountain Capital Corp. (as filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q, filed on November 14, 2011)

4.3	Common Stock Purchase Warrant, dated June 29, 2011, issued in favor of Inter-Mountain Capital Corp. (as filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q, filed on November 14, 2011)

4.4	Form of Promissory Note (as filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on December 12, 2011)

4.5	Form of Common Stock Purchase Warrant (as filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on December 12, 2011)

10.1	Sponsorship Agreement, dated January 18, 2011, by and between MusclePharm Corporation, and The Cincinnati Reds LLC (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 24, 2011)
10.2	Registration Rights Agreement, dated June 7, 2011, by and between the Company and JMJ Financial (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 8, 2011)

10.3	Stock Purchase Agreement, dated July 7, 2011, by and between MusclePharm Corporation and Carriage Group, LLC (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 19, 2011)

10.4	Endorsement Agreement, dated July 20, 2011, by and between MusclePharm Corporation and Michael Vick, individually (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 22, 2011)

10.5	Note and Warrant Purchase Agreement, dated June 29, 2011, by and between MusclePharm Corporation and Inter-Mountain Capital Corp. (as filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on November 14, 2011)

10.6	Employment Agreement, dated September 16, 2011, by and between MusclePharm Corporation and John H. Bluher, individually (as filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed on November 14, 2011)

10.7	Employment Agreement, dated November 14, 2011, by and between MusclePharm Corporation and Jeremy DeLuca, individually (as filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed on November 14, 2011)

10.8	Amended and Restated Employment Agreement, dated November 14, 2011, by and between MusclePharm Corporation and Brad Pyatt, individually (as filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K, filed on April 16, 2012)

10.9	Amended and Restated Employment Agreement, dated November 14, 2011, by and between MusclePharm Corporation and Cory Gregory, individually (as filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K, filed on April 16, 2012)

10.10	Stock Purchase Agreement, dated December 2, 2011, by and between MusclePharm Corporation and TSX Holdings, LLC (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 8, 2011)

10.11	Amendment No. 1 to Stock Purchase Agreement, dated December 8, 2011, by and between MusclePharm Corporation and Carriage Group, LLC (as filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on December 9, 2011)

10.12	Form of Subscription Agreement (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 12, 2011)

10.13	Equity Purchase Agreement, dated November 4, 2011, by and between MusclePharm Corporation and Southridge Partners II, LP (as filed as Exhibit 10.8 to the Company’s Registration Statement on Form S-1/A, filed on December 29, 2011)

10.14	Registration Rights Agreement, dated November 4, 2011, by and between MusclePharm Corporation and Southridge Partners II, LP (as filed as Exhibit 10.9 to the Company’s Registration Statement on Form S-1/A, filed on December 29, 2011)

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)) *

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)) *

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Label Linkbase

*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MUSCLEPHARM CORPORATION

Dated: July 6, 2012	By:	/s/ Brad J. Pyatt
Brad J. Pyatt
Chief Executive Officer Principal Executive Officer

Dated: July 6, 2012	By:	/s/ Lewis Gary Davis
Lewis Gary Davis
Chief Financial Officer Principal Financial Officer Principal Accounting Officer

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THIS REPORT HAS BEEN SIGNED BY OR ON BEHALF OF THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED:

Signature	Title	Date

/s/ Brad J. Pyatt	Chairman, Chief Executive Officer,	July 6, 2012
Brad J. Pyatt	Principal Executive Officer

/s/ Cory Gregory	Senior President, Director	July 6, 2012
Cory Gregory

/s/ Lewis Gary Davis	Chief Financial Officer, Principal Financial Officer,	July 6, 2012
Lewis Gary Davis	Principal Accounting Officer

