Form 10-Q/A
period 2011-06-30
MusclePharm Corp
filed 2012-07-13
CIK 1415684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A (Amendment No. 3)

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

As of July 11, 2012, there were 1,399,074,207 shares outstanding of the registrant’s common stock.

EXPLANATORY NOTE

The purpose of this Amendment No. 3 (the “Amendment”) to MusclePharm Corporation’s (the “Company”) quarterly report on Form 10-Q/A for the period ended June 30, 2011, originally filed with the U.S. Securities and Exchange Commission on July 2, 2012 (the “Form 10-Q”), is solely to: (i) restate previous scrivener’s and typographical errors in the Company’s consolidated balance sheet; and (ii) furnish Exhibit 101 to the Form 10-Q/A in accordance with Rule 405 of Regulation S-T.

No other changes have been made in this Amendment to the Form 10-Q/A. This Amendment speaks as of the original date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.

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

MUSCLEPHARM CORPORATION

Date: July 13, 2012	By:	/s/ Brad J. Pyatt
Name: Brad J. Pyatt
Title: Chief Executive Officer
(Principal Executive Officer)

Date: July 13, 2012	By:	/s/ Lawrence S. Meer
Name: Lawrence S. Meer
Title: Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)

