Form 10-Q
period 2012-06-30
MusclePharm Corp
filed 2012-08-20
CIK 1415684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: June 30, 2012

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

As of August 16, 2012 there were 1,456,435,556 shares outstanding of the registrant’s common stock.

 PART I – FINANCIAL INFORMATION

 Item 1. Financial Statements.

 MusclePharm Corporation and Subsidiaries

Consolidated Balance Sheets

	(Unaudited) June 30, 2012	December 31, 2011

Assets
Current Assets
Cash	$291,971	$659,764
Cash – restricted	52,744	-
Accounts receivable – net	2,057,409	2,569,092
Inventory	219,276	-
Prepaid stock compensation	204,510	534,456
Prepaid sponsorship fees	47,329	203,333
Other	83,003	50,188
Total Current Assets	2,956,242	4,016,833

Property and equipment – net	1,252,630	907,522

Debt issue costs – net	418,866	68,188

Other assets	98,090	53,585

Total Assets	$4,725,828	$5,046,128

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts payable and accrued liabilities	$5,211,373	$9,359,073
Customer deposits	1,150,473	8,047
Debt – net	1,353,553	1,281,742
Derivative liabilities	7,908,860	7,061,238
Total Current Liabilities	15,624,259	17,710,100

Long Term Liabilities:
Debt – net	114,682	307,240

Total Liabilities	15,738,941	18,017,340

Stockholders' Deficit
Series A, Convertible Preferred Stock, $0.001 par value; 5,000,000 shares authorized, none issued and outstanding	-	-
Series B, Preferred Stock, $0.001 par value; 51 shares authorized, issued and outstanding	-	-
Series C, Convertible Preferred Stock, $0.001 par value; 500 shares authorized, none and 190, respectively, issued and outstanding	-	-
Common Stock, $0.001 par value; 2,500,000,000 shares authorized,1,416,605,782 and 605,930,613 issued and 1,390,174,207 and 605,930,613 outstanding	1,416,605	605,931
Treasury Stock, at cost; 26,431,575 and zero shares	(460,978)	-
Additional paid-in capital	43,000,612	31,579,538
Accumulated deficit	(55,010,071)	(45,156,681)
Accumulated other comprehensive income	40,719	-
Total Stockholders' Deficit	(11,013,113)	(12,971,212)

Total Liabilities and Stockholders' Deficit	$4,725,828	$5,046,128

See accompanying notes to unaudited financial statements.

 PART I – FINANCIAL INFORMATION

MusclePharm Corporation and Subsidiaries

Consolidated Statements of Operations

(unaudited)

	For The Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011

Sales - net	$15,429,340	$3,397,742	$31,990,020	$6,431,678

Cost of sales	12,942,605	2,512,828	25,837,767	4,914,361

Gross profit	2,486,735	884,914	6,152,253	1,517,317

General and administrative expenses	4,151,076	2,778,682	8,543,887	4,498,310

Loss from operations	(1,664,341)	(1,893,768)	(2,391,634)	(2,980,993)

Other income (expense)
Derivative expense	(1,029,541)	(2,698,490)	(2,486,451)	(4,057,859)
Change in fair value of derivative liabilities	9,854,045	766,487	1,496,874	634,770
Loss on settlement of accounts payable, debt and conversion of Series C preferred stock	-	(627,384)	(2,941,826)	(2,542,073)
Interest expense	(976,686)	(2,983,468)	(3,547,202)	(3,502,390)
Foreign currency transaction loss	(1,573)	-	(1,573)	-
Other income	-	-	18,423	-
Total other income (expense) - net	7,846,245	(5,542,855)	(7,461,755)	(9,467,552)

Net income (loss)	$6,181,904	$(7,436,623)	$(9,853,389)	$(12,448,545)
Other comprehensive income
Net change in Foreign currency translation	40,719	-	40,719	-
Total other comprehensive income	40,719	-	40,719	-
Total comprehensive income (loss)	$6,222,623	$(7,436,623)	$(9,812,670)	$(12,448,545)

Net income (loss) per share available to common stockholders - basic and diluted	$0.00	$(0.04)	$(0.01)	$(0.07)
Weighted average number of common shares outstanding during the period – basic and diluted	1,388,624,267	201,864,655	1,301,222,184	174,365,323

See accompanying notes to unaudited financial statements.

PART I – FINANCIAL INFORMATION

MusclePharm Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended
	June 30, 2012	June 30, 2011
Cash Flows From Operating Activities:

Net loss	$(9,853,389)	$(12,448,545)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	199,750	31,393
Bad debt	9,490	(5,203)
Stock based compensation	-	758,826
Amortization of prepaid stock compensation	456,903	1,039,925
Amortization of debt discount	3,083,437	2,899,959
Amortization of debt issue costs	184,031	134,233
Loss on settlement of accounts payable	-	2,542,073
Loss on settlement of accounts payable, debt and conversion of Series C preferred stock	2,941,826	-
Derivative expense	2,486,451	4,057,859

Change in fair value of derivative liabilities	(1,496,874)	(634,770)
Changes in operating assets and liabilities:
(Increase) decrease in:
Restricted cash balance	(52,744)	-
Accounts receivable	502,193	(1,967,133)

Prepaid and other	186,725	(48,359)
Inventory	(219,276)	-
Increase (decrease) in:
Accounts payable and accrued liabilities	867,058	1,057,640
Deferred revenue	1,142,426	(57,493)
Due to factor	-	(5,853)
Net Cash Provided by (Used In) Operating Activities	438,007	(2,645,448)

Cash Flows From Investing Activities:
Purchase of property and equipment	(544,859)	(324,435)
Purchase of trademark	(35,000)	-
Net Cash Used In Investing Activities	(579,859)	(324,435)

Cash Flows From Financing Activities:
Proceeds from issuance of debt	4,073,950	3,648,083
Debt issue costs	(106,950)	(204,093)
Repayment of debt	(4,058,442)	-
Repurchase of common stock (treasury stock)	(460,978)	-
Proceeds from issuance of common stock and warrants	285,760	-
Net Cash (Used In) Provided by Financing Activities	(266,660)	3,443,990

Cash Flows From Equity Activities:
Foreign currency translation loss	40,719	-

Net (decrease) increase in cash	(367,793)	474,107

Cash at beginning of period	659,764	43,704

Cash at end of period	$291,971	$517,811

Supplemental disclosures of cash flow information:
Cash paid for interest	$265,078	$2,518,761
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Stock issued for future services - third parties	$200,000	$251,500
Warrants issued in conjunction with debt issue costs	$427,759	$-
Debt discount recorded on convertible and unsecured debt accounted for as a derivative liability	$3,554,672	$3,258,108
Stock issued to settle accounts payable and accrued interest – third parties	$-	$1,393,868
Conversion of convertible debt and accrued interest for common stock	$1,069,402	$1,454,635
Reclassification of convertible notes to demand loans	$-	$278,600
Stock issued to settle accrued executive compensation	$4,667,764	$-
Conversion of notes to common stock payable	$-	$-
Reclassification of derivative liability to additional paid in capital	$4,124,387	$1,284,928
Stock issued to acquire equipment	$-	$82,811
Share cancellation	$-	$350
Stock issued to settle contracts	$3,932	$-
Stock issued to settle accrued liabilities	$135,000	$-

See accompanying notes to unaudited financial statements.

MusclePharm Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(June 30, 2012)

(Unaudited)

Note 1 Nature of Operations and Basis of Presentation

Nature of Operations

MusclePharm Corporation (the “Company”, “we”, “our”, or “MP”), was initially incorporated in the State of Nevada on August 4, 2006, under the name Tone in Twenty, for the purpose of engaging in the business of providing personal fitness training using isometric techniques.

The Company is headquartered in Denver, Colorado.

MusclePharm currently manufactures and markets wide-ranging variety of high-quality sports nutrition products.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Act of 1934, as amended for interim financial information.

The financial information as of December 31, 2011 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K/A for the years ended December 31, 2011 and 2010. The unaudited interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis, for the years ended December 31, 2011 and 2010.

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the six months ended June 30, 2012 are not necessarily indicative of results for the full fiscal year.

MusclePharm Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2012

(Unaudited)

Note 2 Summary of Significant Accounting Policies

Principles of Consolidation

All intercompany accounts and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less and money market accounts to be cash equivalents.  At June 30, 2012 and December 31, 2011, respectively, the Company had no cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable represents trade obligations from customers that are subject to normal trade collection terms. The accounts receivable are sent directly to the Company’s third party manufacturer and netted with any outstanding liabilities to the manufacturer. Liabilities to the manufacturer totaled $2,351,060 at June 30, 2012 and are included in accounts payable and accrued liabilities. The Company periodically evaluates the collectability of its accounts receivable and considers the need to establish an allowance for doubtful accounts based upon historical collection experience and specific customer information. Accordingly, the actual amounts could vary from the recorded allowances. There is also a review of customer discounts at the period end and an accrual made for discounts earned but not yet received by quarter end.

The Company does not charge interest on past due receivables. Receivables are determined to be past due based on the payment terms of the original invoices. Accounts receivable consisted of the following at June 30, 2012 and December 31, 2011:

	2012	2011
Accounts receivable	$3,758,236	$2,766,776
Less: allowance for discounts	(1,686,254)	-
Less: allowance for doubtful accounts	(14,573)	(197,684)
Accounts receivable – net	$2,057,409	$2,569,092

At June 30, 2012 and December 31, 2011, the Company had the following concentrations of accounts receivable with customers:

Customer	2012	2011
A	31%	7%
B	25%	3%
C	16%	12%
D	6%	10%
E	2%	36%

Inventory

Inventory is valued at the lower of cost or market value. Product-related inventories are primarily maintained using the average cost method.

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

Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances, such as service discontinuance or technological obsolescence, indicate that the carrying amount of the long-lived asset may not be recoverable. When such events occur, the Company compares the carrying amount of the asset to the undiscounted expected future cash flows related to the asset. If the comparison indicates that impairment is present, the amount of the impairment is calculated as the difference between the excess of the carrying amount over the fair value of the asset. If a readily determinable market price does not exist, fair value is estimated using discounted expected cash flows attributable to the asset. During the six months ended June 30, 2012 and 2011, the Company recorded no impairment expense.

Fair Value of Financial Instruments

The Company measures assets and liabilities at fair value based on an expected exit price which represents the amount that would be received on the sale of an asset or paid to transfer a liability, as the case may be, in an orderly transaction between market participants. As such, fair value may be based on assumptions that market participants would use in pricing an asset or liability. The authoritative guidance on fair value measurements establishes a consistent framework for measuring fair value on either a recurring or nonrecurring basis whereby inputs, used in valuation techniques, are assigned a hierarchical level.

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

The following are the major categories of liabilities measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011, using quoted prices in active markets for identical liabilities (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	June 30, 2012	December 31, 2011

Derivative liabilities (Level 2)	$7,908,860	$7,061,238

The Company's financial instruments consisted primarily of accounts receivable, prepaids, accounts payable and accrued liabilities, debt and customer deposits. The Company’s debt approximates fair value based upon current borrowing rates available to the Company for debt with similar maturities. The carrying amounts of the Company's financial instruments generally approximated their fair values as of June 30, 2012 and December 31, 2011, respectively, due to the short-term nature of these instruments.

Revenue Recognition

The Company records revenue when all of the following have occurred: (1) persuasive evidence of an arrangement exists, (2) product has been shipped or delivered, (3) the sales price to the customer is fixed or determinable, and (4) collectability is reasonably assured.

Depending on individual customer agreements, sales are recognized either upon shipment of products to customers or upon delivery. For all of our Canadian sales, which represents 2% of total sales, and for one of our largest domestic customers (See customer “B” below under concentrations), which represents 11% of our total revenue for the six months ended June 30, 2012 and 2011, revenue is recognized upon delivery.

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

The Company records store support, giveaways, sales allowances and discounts as a direct reduction of sales.

Sales for the three and six months ended June 30, 2012 and 2011 are as follows:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2012	2011	2012	2011
Sales	$18,869,103	$3,838,374	$38,171,872	$7,509,589

Discounts	(3,439,763)	(440,632)	(6,181,852)	(1,077,911)

Sales - Net	$15,429,340	$3,397,742	$31,990,020	$6,431,678

The Company has an informal 7-day right of return for products. There were nominal returns for the three and six months ended June 30, 2012 and 2011.

For the six months ended June 30, 2012 and 2011, the Company had the following concentrations of revenues with customers:

Customer	2012	2011
A	35%	40%
B	11%	11%

Licensing Income and Royalty Revenue

On May 5, 2011, the Company granted an exclusive indefinite term license to a third party for $250,000. The licensee may market, manufacture, design and sell the Company’s existing apparel line. The licensee is to pay the Company a 10% net royalty based on its net income at the end of each fiscal year. To date, no royalty revenue has been earned.

Cost of Sales

Cost of sales represents costs directly related to the production, manufacturing and freight of the Company’s products.

MusclePharm Corporation and Subsidiaries

Notes to Consolidated Financial Statements
June 30, 2012

(Unaudited)

Shipping and Handling

Domestic product sold is shipped directly to the customer from the manufacturer. Costs associated to the shipments are recorded in cost of sales. For Canadian sales, the product is shipped from our Canadian warehouse to our customers. Costs associated with the shipments are recorded as shipping.

Advertising

The Company expenses advertising costs when incurred.

Advertising expense for the three months and six months ended June 30, 2012 and 2011 are as follows:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2012	2011	2012	2011

Advertising	$2,044,005	$1,613,040	$3,976,840	$2,195,235

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

Derivative Liabilities

Fair value accounting requires bifurcation of embedded derivative instruments such as conversion features in convertible debt or equity instruments, and measurement of their fair value. In determining the appropriate fair value, the Company uses the Black-Scholes option-pricing model. In assessing the convertible debt instruments, management determines if the convertible debt host instrument is conventional convertible debt and further if there is a beneficial conversion feature requiring measurement. If the instrument is not considered conventional convertible debt, the Company continues its evaluation process of these instruments as derivative financial instruments.

Once derivative liabilities are determined, they are adjusted to reflect fair value at the end of each reporting period. Any increase or decrease in the fair value is recorded in results of operations as an adjustment to fair value of derivatives. In addition, the fair value of freestanding derivative instruments such as warrants, are also valued using the Black-Scholes option-pricing model. Once a derivative liability ceases to exist any remaining fair value is reclassified to additional paid in capital.

Debt Issue Costs and Debt Discount

The Company may pay debt issue costs, and record debt discounts in connection with raising funds through the issuance of convertible debt. These costs are amortized over the life of the debt to interest expense. If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts is immediately expensed.

MusclePharm Corporation and Subsidiaries

Notes to Consolidated Financial Statements
June 30, 2012

(Unaudited)

Original Issue Discount

For certain convertible debt issued, the Company provides the debt holder with an original issue discount.  The original issue discount is recorded to debt discount and additional paid-in capital at an amount not to exceed gross proceeds raised, reducing the face amount of the debt, and is amortized to interest expense over the life of the debt.

Share-Based Payments

Generally, all forms of share-based payments, including stock option grants, warrants and restricted stock grants and stock appreciation rights are measured at their fair value on the awards’ grant date, based on estimated number of awards that are ultimately expected to vest. Share-based compensation awards issued to non- employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable.

Earnings (loss) Per Share

Net earnings (loss) per share is computed by dividing net income (loss) less preferred dividends for the period by the weighted average number of common stock outstanding during each period. Diluted earnings (loss) per share is computed by dividing net income (loss) less preferred dividends for the period by the weighted average number of common stock, common stock equivalents and potentially dilutive securities outstanding during each period.

The Company uses an “if converted” method to determine whether there is a dilutive effect of outstanding option and warrant contracts. For the three months ended June 30, 2012, all of the Company’s convertible debt options and 531,274,066 warrants had exercise prices below of the Company’s period end market price of the common stock into which they convert. The adjusted dilutive net loss reflects the add back of approximately $349 of interest expense related to the convertible debt and the reduction of $9,449,050 of gains on derivative contracts for the three months ended June 30, 2012. For the three months ended June 30, 2012 and 2011 and six months ended June 30, 2012 and 2011, the Company reflected an dilutive net loss and net loss, respectively, and the effect of considering any common stock equivalents would have been anti-dilutive for these periods. Therefore, separate computation of diluted earnings (loss) per share is not presented.

The Company’s dilutive net loss for the three months ended June 30, 2012 is as follows:

2012
Net income	6,181,904

Dilutive effect of warrants	(7,981,756)
Dilutive effect of conversion options	(41,432)
Convertible debt interest add-back	349
Adjusted net loss	(1,840,935)

The Company has the following common stock equivalents for the six months ended June 30, 2012 and 2011, respectively:

	2012	2011
Stock options (exercise price - $0.50/share)	1,567,500	2,767,500
Warrants (exercise price $0.236 - $1.50/share)	150,708,232	59,843,333
Convertible debt (exercise price $0.002- $0.02/share)	2,100,000	43,933,988
Total common stock equivalents	154,375,732	106,544,821

In the above table, some of the outstanding instruments from 2012 and 2011, contain ratchet provisions that would cause variability in the exercise price at the balance sheet date.  As a result, common stock equivalents could change at each reporting period.

Foreign Currency

MusclePharm began operations in Canada in April of 2012. The Canadian Dollar was determined to be the functional currency as the majority of the transactions related to the day to day operations of the business are exchanged in Canadian Dollars. At the end of the period, the financial results of the Canadian operation are translated into the United States Dollar, which is the reporting currency, and added to the US operations for consolidated company financial results. The revenue and expense items are translated using the average rate for the period and the assets and liabilities at the end of period rate. Transactions that have completed the accounting cycle and resulted in a gain or loss related to translation are recorded in realized gain or loss due to foreign currency translation under other income expense on the income statement. Transaction that have not completed their accounting cycle but appear to have gain or loss due to the translation process are recorded as unrealized gain or loss due to translation and held in the equity section on the balance sheet until such date the accounting cycle of the transaction is complete and the actual realized gain or loss is recognized.

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

MusclePharm Corporation and Subsidiaries

Notes to Consolidated Financial Statements
June 30, 2012

(Unaudited)

Note 3 Going Concern

As reflected in the accompanying unaudited interim consolidated financial statements, the Company had a net loss of $9,853,389 for the six months ended June 30, 2012 and a working capital deficit and stockholders’ deficit of $12,668,017 and $11,013,113 respectively, at June 30, 2012. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

In response to these problems, management has taken the following actions:

•	seek additional third party debt and/or equity financing,
•	continue with the implementation of the business plan,
•	allocate sufficient resources to continue with advertising and marketing efforts

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

Note 4 Property and Equipment

Property and equipment consisted of the following at June 30, 2012 and December 31, 2011:

	2012	2011	Estimated Useful Life
Furniture, fixtures and gym equipment	$967,698	$781,786	3 years
Leasehold improvements	540,200	244,770	From 42 to 64 months
Vehicles	100,584	37,068	5 years
Displays	32,057	32,057	5 years
Website	11,462	11,462	3 years
Total	1,652,001	1,107,143
Less: Accumulated depreciation and amortization	(399,371)	(199,621)
	$1,252,630	$907,522

Note 5 Debt

At June 30, 2012 and December 31, 2011, debt consists of the following:

	2012	2011

Convertible debt - secured	$14,000	$1,749,764
Less: debt discount	(4,932)	(1,395,707)
Convertible debt - net	9,068	354,057

Auto loan - secured	20,808	26,236

Unsecured debt	4,471,996	2,380,315
Less: debt discount	(3,033,637)	(1,171,626)
Unsecured debt - net	1,438,359	1,208,689

Total debt	1,468,235	1,588,982

Less: current portion	(1,353,553)	(1,281,742)

Long term debt	$114,682	$307,240

Debt in default of $50,600 and $505,600, at June 30, 2012 and December 31, 2011 respectively, is included as a component of short-term debt.

Future annual principal payments for the above debt is as follows:

Years Ended December 31,

2012 (6 months)	$1,853,662
2013	2,648,618
2014	4,524
2015	-
Total annual principal payments	$4,506,804

Convertible Debt – Secured - Derivative Liabilities

During the six months ended June 30, 2012 and the year ended December 31, 2011, the Company issued convertible debt totaling $519,950 and $4,679,253, respectively. The convertible debt includes the following terms:

		Six Months Ended	Year Ended
		June 30, 2012	December 31, 2011
		Amount of	Amount of
		Principal Raised	Principal Raised
Interest Rate		8% - 10%	0% - 18%
Default interest rate		0% - 20%	0% - 25%
Maturity		January 3, 2012 to October 11, 2014	June 30, 2011 to June 29, 2015

Conversion terms 1	Lesser of (1) a fifty percent (50%) discount to the two lowest closing bid prices of the five days trading days immediately preceding the date of conversion or (ii) Two and One-Half Cents ($0.025) per share	$-	$525,000
Conversion terms 2	200% - The "market price" will be equal to the average of (i) the average of the closing price of Company's common stock during the 10 trading days immediately preceding the date hereof and (ii) the average of the 10 trading days immediately subsequent to the date hereof.	$-	$537,600
Conversion terms 3	200% of face. Average of the trading price 10 trading days immediately preceding the closing of the transaction	$-	$177,000
Conversion terms 4	200% of face. Fixed conversion price of $0.02	$-	$105,000
Conversion terms 5	300% of face. Fixed conversion price of $0.02	$-	$15,000
Conversion terms 6	35% of the three lowest trading prices for previous 10 trading days	$	$250,000
Conversion terms 7	45% of the three lowest trading prices for previous 10 trading days	$-	$327,500
Conversion terms 8	50% of average closing prices for 10 preceding trading days	$-	$76,353
Conversion terms 9	50% of lowest trade price for the last 20 trading days	$-	$45,000
Conversion terms 10	50% of the 3 lowest trades for previous 20 trading days	$-	$33,000
Conversion terms 11	50% of the lowest closing price for previous 5 trading days	$-	$250,000
Conversion terms 12	60% multiplied by the average of the lowest 3 trading prices for common stock during the ten trading days prior to the conversion date	$-	$233,000
Conversion terms 13	62% of lowest trade price for the last 7 trading days	$100,000	$40,000
Conversion terms 14	65% of the lowest trade price in the 30 trading days previous to the conversion	$19,950	$335,000
Conversion terms 15	65% of the three lowest trading price for previous 30 trading days	$-	$153,800
Conversion terms 16	70% of lowest average trading price for 30 trading days	$-	$1,366,000
Conversion terms 17	No fixed conversion option	$-	$35,000
Conversion terms 18	35% multiplied by the average of the lowest three (3) trading prices (as defined below) for the common stock during the ten (10) trading day period ending on the latest complete tradingday prior to the conversion date.	$400,000	$75,000
Conversion terms 19	Fixed conversion price of $0.03	$-	$100,000
		$519,950	$4,679,253

The debt holders are entitled, at their option, to convert all or part of the principal and accrued interest into shares of the Company’s common stock at the conversion prices and terms discussed above.  The Company classifies embedded conversion features in these notes as a derivative liability due to management’s assessment that the Company may not have sufficient authorized number of shares of common stock required to net-share settle or due to the existence of a ratchet due to an anti-dilution provision. See Note 6 regarding accounting for derivative liabilities.

MusclePharm Corporation and Subsidiaries

Notes to Consolidated Financial Statements
June 30, 2012

(Unaudited)

During the six months ended June 30, 2012, the Company converted debt and accrued interest, totaling $1,420,422 into 247,308,238 shares of common stock. The resulting loss on conversion of $351,201 is included in the $2,941,826 loss on settlement of accounts payable and debt as shown in the consolidated statement of operations.

Convertible debt consisted of the following activity and terms:

		Interest Rate	Maturity
Balance - December 31, 2011	$1,749,764
Borrowings during the six months ended June 30, 2012	519,950	8% - 10%	January 3, 2012 to October 11, 2014
Conversion of debt to into 209,732,083 shares of common stock with a valuation of $950,739 ($0.0035 - $0.0095/share)	(759,095)
Repayment of convertible debt	(2,518,343)
Interest and accrued interest (Included in total repayment)	15,632
Loss on repayment (Included in total repayment)	1,006,092
Balance – June 30, 2012	$14,000

(B) Secured Debt

Unsecured debt consisted of the following activity and terms:

		Interest Rate	Maturity
Balance - December 31, 2011	$2,380,432
Borrowings during the three months ended June 30, 2012	3,554,000	15%	January 13, 2012 – October 1, 2013
Conversion of debt to into 37,576,155 shares of common stock with a valuation of $469,683 ($0.0095 - $0.016/share)	(150,000)
Repayments	(1,534,670)
Interest and accrued interest (Included in total repayment)	32,005
Loss on repayment (Included in total repayment)	190,229
Balance - June 30, 2012	$4,471,996

Of the $3,554,000 unsecured notes raised during the 6 months ended June 30, 2012, $1,539,000 of the notes were in default. During August of 2012, the Company obtained waivers and entered into settlement agreements related to the default. In connection with the proposed terms of the settlement, the Company will cancel 147,487,500 warrants and issue 98,315,168 shares of common stock. The promissory notes previously issued by the Company in favor those investors will remain in place as written.

(C) Auto Loan

Auto loan account consisted of the following activity and terms:

		Interest Rate	Maturity
Balance - December 31, 2011	$26,236	6.99%	26 payments of $1,008
Repayments	(5,428)
Balance - June 30, 2012	$20,808

MusclePharm Corporation and Subsidiaries

Notes to Consolidated Financial Statements
June 30, 2012

(Unaudited)

(D) Debt Issue Costs

During the six months ended June 30, 2012 and 2011, the Company paid debt issue costs totaling $106,950 and $204,093, respectively.

For the six months ended June 30, 2012 the company issued 19,237,500 warrants as cost associated with a debt raise. The initial derivative liability value of $427,759 was recorded as debt issue costs and derivative liability.

The following is a summary of the Company’s debt issue costs for the six months ended June 30, 2012 and year ended December 31, 2011 as follows:

	2012	2011
Debt issue costs	$724,423	$305,283
Accumulated amortization of debt issue costs	(305,557)	(237,095)
Debt issue costs – net	$418,866	$68,188

During the six months ended June 30, 2012 and 2011, the Company amortized $184,031 and $134,233, respectively in debt issue costs.

(E)  Debt Discount

During the six months ended June 30, 2012 and 2011, the Company recorded debt discounts totaling $3,554,673 and $3,258,106, respectively.

The debt discounts recorded in 2012 and 2011, pertain to convertible debt and warrants that contain embedded conversion options that are required to be bifurcated and reported at fair value.

The Company amortized $3,083,437 and $2,899,959 to interest expense in the six months ended June 30, 2012 and 2011 as follows:

Debt discount-December 31, 2011	$2,567,333
Additional debt discount – Six months ended June 30,2012	3,554,673
Amortization of debt discount – Six months ended June 30,2012	(3,083,437)
Debt discount June 30, 2012	$3,038,569

Note 6 Derivative Liabilities

The Company identified conversion features embedded within convertible debt, warrants and series A, preferred stock issued in 2012, 2011 and 2010 (see Notes 5 and 7). The Company has determined that the features associated with the embedded conversion option should be accounted for at fair value as a derivative liability as the Company could not determine if a sufficient number of shares would be available to settle all transactions.

The fair value of the conversion feature is summarized as follow:

Derivative liability - December 31, 2011	$7,061,238
Fair value at the commitment date for debt instruments	1,096,808
Fair value at the commitment date for warrants issued	5,372,075
Fair value mark to market adjustment for debt instruments	(1,564,850)
Fair value mark to market adjustment for warrants	68,035
Fair value mark to market adjustment for Series A, Preferred Stock issued	(59)
Reclassification to additional paid-in capital for financial instruments conversions and maturities	(4,124,387)
Derivative liability – June 30, 2012	$7,908,860

The Company recorded the debt discount to the extent of the gross proceeds raised, and expensed immediately the remaining value of the derivative as it exceeded the gross proceeds of the note.  The Company recorded a derivative expense of $2,486,451 and $4,057,859 for the six months ended June 30, 2012 and 2011, respectively.

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions:

	Commitment Date	Re-measurement Date
Expected dividends	0%	0%
Expected volatility	228% -251%	257%
Expected term:	6 months – 4 years	6 months – 4 years
Risk free interest rate	0.09% - 0.72%	0.33%

MusclePharm Corporation and Subsidiaries

Notes to Consolidated Financial Statements
June 30, 2012

(Unaudited)

Note 7 Stockholders’ deficit

The Company has three separate series of authorized preferred stock:

(A) Series A, Convertible Preferred Stock

This class of stock has the following provisions:

•	Non-voting,
•	No rights to dividends,
•	No liquidation value,
•	Convertible into 200 shares of common stock

(B) Series B, Preferred Stock (Related Parties)

In August 2011, the Company issued an aggregate 51 shares of Series B, preferred stock to 2 of its officers and directors. The Company accounted for the share issuance at par value as there was no future economic value that could be associated with the issuance.

This class of stock has the following provisions:

•	Voting rights entitling the holders to an aggregate 51% voting control,
•	Initially no rights to dividends,
•	Stated value of $0.001 per share,
•	Liquidation rights entitle the receipt of net assets on a pro-rata basis; and
•	Non-convertible

(C) Series C, Convertible Preferred Stock

In October 2011, the Company issued 190 shares of Series C, preferred stock, having a fair value of $190,000. Of the total shares issued, 100 shares were issued for $100,000 ($1,000 /share). The remaining 90 shares were issued for services rendered having a fair value of $90,000 ($1,000 /share), based upon the stated value per share. In March 2012, all 190 shares were converted into 19,000,000 common shares at a conversion price of $0.00001 per share and a loss of $614,984.

This class of stock has the following provisions:

•	Stated Value - $1,000 per share,
•	Non-voting,
•	Liquidation rights entitle an amount equal to the stated value, plus any accrued and unpaid dividends
•	As long as any Series C, convertible preferred stock is outstanding, the Company is prohibited from executing various corporate actions without the majority consent of the Series C, convertible preferred stockholders authorization; and
•	Convertible at the higher of (a) $0.01 or (b) such price that is a 50% discount to market using the average of the low 2 closing bid prices, 5 days preceding conversion

Due to the existence of an option to convert at a variable amount, the Company treated this series of preferred stock as a derivative liability due to the potential for settlement in a variable quantity of shares. Additionally, the Company computed the fair value of the derivative liability at the commitment date and remeasurement date, which was $293 and $175, respectively, using the Black-Scholes assumptions below. This transaction is analogous to a dividend with a direct charge to retained earnings.

MusclePharm Corporation and Subsidiaries

Notes to Consolidated Financial Statements
June 30, 2012

(Unaudited)

 (D) Common Stock

During the six months ended June 30, 2012, the Company issued the following common stock:

Transaction Type	Quantity	Valuation	Loss on Settlement	Range of Value per Share
Conversion of convertible debt	209,732,083	$950,739	$61,124	$0.0035–0.0095
Conversion of unsecured/secured debt	37,576,155	$469,683	$289,897	$0.0095–0.016
Forbearance of agreement terms	55,196,604	$918,432	$-	$0.0084-0.0324
Cash and warrants	32,000,000	$285,760	$-	$0.0089
Executive compensation (1)	444,548,916	$4,667,764	$-	$0.0105
Stock issued for future services	12,621,411	$200,000	$-	$0.0115-0.025
Conversion of Series C, preferred stock to common stock	19,000,000	$614,984	$614,984	$0.0324
Total	810,675,169	$8,107,362	$966,005	$0.0035–.0324

The fair value of all stock issuances above is based upon the quoted closing trading price on the date of issuance, except for stock and warrants issued for cash, which is based on the cash received.

(1) Represents stock issued for prior year 2011 accrued compensation settled in 2012.

The forebearance of agreement terms represents settlement of debt and accrued liabilities and includes a valuation of $918,432 which is reduced by an $135,000 accrual and reduced by $3,932 stock issued to settle contracts for items expensed in the year ended December 31, 2011, but are treated in the current period as a non-cash settlement, which nets to $779,500 as shown in the statement of cash flows as loss on debt.

(E) Stock Options

The Company applied fair value accounting for all shares based payments awards. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes assumptions used when the options were issued in the year ended December 31, 2010 are as follows:

Exercise price	$0.50
Expected dividends	0%
Expected volatility	74.8%
Risk fee interest rate	1.4%
Expected life of option	5 years
Expected forfeiture	0%

The following is a summary of the Company’s stock option activity:

				Weighted
				Average
				Remaining	Aggregate
		Weighted Average		Contractual	Intrinsic
	Options	Exercise Price		Life	Value
Balance – December 31, 2011	1,617,500		$0.50	3.25 years	-
Granted	-	$
Exercised	-	$
Forfeited/Cancelled	(100,000)		$0.50
Balance – June 30, 2012 – outstanding	1,567,500		$0.50	2.75 years	$-
Balance – June 30, 2012 – exercisable	1,567,500		$0.50	2.75 years	$-

Outstanding options held by related parties – 2012	1,000,000
Exercisable options held by related parties – 2012	1,000,000

(F) Stock Warrants

All warrants issued during the six months ended June 30, 2012 were accounted for as derivative liabilities. See Note 6.

During the six months ended June 30, 2012, the Company entered into convertible and unsecured note agreements. As part of these agreements, the Company issued warrants to purchase 301,445,833 shares of common stock. Each warrant vests six month after issuance and expire July 13, 2014 – October 16, 2014, with exercise prices ranging from $0.012 - $0.015. All warrants contain anti-dilution rights, and are treated as derivative liabilities.

A summary of warrant activity for the Company for the six months ended June 30, 2012 is as follows:

	Number of
	Warrants	Weighted Average Exercise Price
Outstanding – December 31, 2011	283,338,233	$.02
Granted	301,445,833	$.013
Exercised	(32,000,000)	$0.0089
Balance as June 30, 2012	552,784,066	$.016

Warrants Outstanding				Warrants Exercisable
Range of	Number	Weighted Average Remaining Contractual Life (in	Weighted Average	Numbers	Weighted Average
exercise price	Outstanding	years)	Exercise Price	Exercisable	Exercise Price	Intrinsic Value
$0.012 - $1.50	552,784,066	2.33	$0.016	150,708,232	$0.026	$2,049,125

(G) Treasury Stock

During the six months ended June 30, 2012, the Company repurchased 26,431,575 shares of its common stock for the total sum of $460,978 or an average of $0.0174 per share. The Company records the value of its common stock held in treasury at cost. The Company has not cancelled or retired these shares, and they remain available for reissuance. The Company has a stock repurchase plan in place.

Note 8 Commitments, Contingencies and Other Matters

(A) Operating Lease

The Company has various non-cancelable leases with terms expiring through 2015.

Future minimum annual rental payments for the above leases are approximately as follows:

Years Ended December 31,

2012 (6 months)	$157,000
2013	375,000
2014	402,000
2015	306,000
Total minimum lease payments	$1,240,000

 Rent expense for the six months ended June 30, 2012 and 2011, was $117,247 and $78,872, respectively.

(B) Legal Matters

From time to time, the Company is or may become involved in various legal proceedings that arise in the ordinary course of business or otherwise.  Legal proceedings are subject to inherent uncertainties as to timing, outcomes, costs, expenses and time expenditures by the Company’s management and others on behalf of the Company.  Although there can be no assurance, based on information currently available the Company’s management believes that the outcome of legal proceedings that are pending or threatened against the Company will not have a material effect on the Company’s financial condition.  However, the outcome of any of these matters is neither probable nor reasonably estimable.

As of August 20, 2012, the Company is a party defendant in the following legal proceedings, each of which the Company: (a) believes is without merit; and (b) intends to defend vigorously:

•	Environmental Research Center v. MusclePharm LLC, et al., Los Angeles Superior Court, California. Date instituted: February 4, 2011. Plaintiff Environmental Research Center (“ERC”) filed notices of intent to commence litigation against over 200 sports nutrition and dietary supplement companies in the United States and Canada, including the Company. ERC alleges violations of California’s Proposition 65.

•	USA Nutraceuticals Group, Inc. et al. v. MusclePharm, Inc., United States District Court for the Southern District of Florida. Date instituted: September 21, 2011. Plaintiff USA Nutraceuticals (d/b/a Beast Sports) alleges that the Company’s use of the tagline "Train like an unchained beast" infringes on its mark "Beast" for dietary supplements. Plaintiff's primary goal is not to recover monetary damages, but rather that the Company cease using the tagline in the Company’s product marketing.

•	John's Lone Star Distribution v. MusclePharm Corporation, United States District Court for the Eastern District of Texas. Date instituted: April 5, 2012. Plaintiff is a former domestic distributor for the Company. Plaintiff seeks injunctive relief to allow it to continue to purchase products from the Company. Plaintiff does not seek monetary damages.

•	William Bossung and Bishop Equity Partners LLC v. MusclePharm Corporation, Clark County, Nevada District Court. Date instituted: January 17, 2012. Plaintiff alleges that additional monetary payments are due in respect of a settlement for outstanding warrants.

•	Inter-Mountain Capital Corp. v. MusclePharm Corporation, United States District Court for the District of Utah. Date instituted: May 2, 2012. Plaintiff alleges breach of contract regarding a warrant and purchase agreement, and seeks monetary damages related thereto.

•	Justin Keener d/b/a JMJ Financial v. MusclePharm Corporation, Miami-Dade County, Florida. Date instituted: June 13, 2012. Plaintiff alleges claims for monetary compensation associated with an investment in the Company.

As of August 20, 2012, the Company is a party plaintiff in the following legal matters:

•	MusclePharm Corporation v. Swole Sports Nutrition, LLC, United States District Court for the Southern District of Florida. Date instituted: March 15, 2012. The Company filed this action for trademark infringement against after the Defendant started marketing and selling a dietary supplement named "Turbo Shred". The Company has sold "Shred Matrix" since April 2, 2008, and the mark "MusclePharm Shred Matrix" was granted registration by the USPTO on September 21, 2010.

•	MusclePharm Corporation v. Fuse Science, Inc., United States District Court for the Southern District of Florida. Date instituted: March 15, 2012. Defendant recently began marketing and selling a product "Enerjel" as a topical analgesic. The Company has sold a dietary supplement "Energel" since 2009 and acquired a trademark registration with the USPTO for "MusclePharm Energel" (Registration number: 4,077,299). The Company seeks to protect its intellectual property rights and prevent Defendant from trademark infringement. Additionally, the Company filed an objection with the USPTO to Defendant's attempt to register the mark "Enerjel".

(C) Payroll Taxes

As of June 30, 2012, accounts payable and accrued expenses included $166,745 pertaining to accrued payroll taxes. The taxes represent employee withholdings that have yet to be remitted to the taxing agencies.

Included in the $166,745 is an amount due prior to the Company becoming a publicly traded company in February 2010, when the Company existed as an LLC, which at that time had accrued payroll taxes/penalties and interest of approximately $53,000.

MusclePharm Corporation and Subsidiaries

Notes to Consolidated Financial Statements
June 30, 2012

(Unaudited)

(D) Product Liability

As a manufacturer of nutritional supplements and other consumer products that are ingested by consumers, the Company has been and is currently subject to various product liability claims. Although the effects of these claims to date have not been material, it is possible that current and future product liability claims could have a material adverse effect on our business or financial condition, results of operations or cash flows. The company currently maintains product liability insurance with a deductible/retention of $10,000 per claim with an aggregate cap on retained loss of $5,000,000. At June 30, 2012 the Company had not recorded any accruals for product liabilities.

Note 9 Defined Contribution Plan

The Company has a 401(k) defined contribution plan, in which all eligible employees participate. The 401(k) plan is a contributory plan. Matching contributions are based upon the amount of the employees’ contributions. Beginning January 1, 2012, the Company may make an additional discretionary 401(k) plan matching contribution to eligible employees. During the six months ended June 30, 2012 and 2011 the Company’s matching contribution was $18,251 and $0, respectively.

Note 10 Restricted Cash

A restricted fund was established in compliance with the unsecured debt agreements. The restricted fund at June 30, 2012 has a balance of $52,744. This fund is used to pay principal and interest for the unsecured debt agreements which had a principal balance of $4,471,996 as of June 30, 2012. Ten percent of all cash receipts from operations are put into this fund under the terms of the debt agreement.

Note 11 Subsequent Events

Share Issuances

On July 12, 2012, the Company entered into a settlement agreement with an accredited investor pursuant to which the Company issued 7,000,000 shares of common stock, having a fair value of $129,500 ($0.0185/share), based upon the quoted closing trading price, to satisfy a dispute related to an outstanding common stock purchase warrant. The Company recorded a loss on settlement of $129,500.

In July 2012, the Company issued 10,000,000 shares to settle a contract valued at approximately $120,000 ($0.012/share), based upon the quoted closing trading price.

In August 2012, the Company issued 20,833,333 shares to settle warrant contract disputes. On August 20, 2012, the Company repaid debt totaling $119,503 issued by the Company to an accredited investor in April 2012. In connection therewith, the investor agreed to cancel 12,500,000 warrants in return for 12,500,000 restricted shares of the Company’s common stock. Both parties entered into a standard mutual release agreement. Then, on August 20, 2012, the Company repaid debt totaling $80,233 issued by the Company to an accredited investor in April 2012. In connection therewith, the investor agreed to cancel 8,333,333 warrants in return for 8,333,333 restricted shares of the Company’s common stock. The parties entered into a standard mutual release agreement.

In July 2012, the Company entered into a securities purchase agreement with six investors to sell up to 200,000,000 shares of the Company's common stock at a share price of $0.01, which may be adjusted, and shall be issued warrants to purchase 100,000,000 shares of common stock at an exercise price of $0.01. As of August 2012, the Company sold 100,000,000 shares of common stock for net proceeds of $870,000 net of debt issue costs totaling $130,000. In conjunction with this sale, the Company issued 54,500,000 stock purchase warrants with an exercise price of $0.01 per share. The securities purchase agreement also bears a purchase price reset and price protection on the common stock issued. In accordance with the agreement, the Company also agreed to effectuate a reverse stock split within 20 days of entering into this agreement which as of today has not been met. In connection with the agreement, the Company also entered into the following consulting agreements:

Consulting agreement to issue shares worth 8.4% of the Company to two consultants, one of whom was appointed to the Company's board of directors, on a fully diluted basis after giving effect to the contemplated reverse stock split. Until the Company has issued and outstanding 3.5 billion shares of Common Stock (subject to adjustment for stock splits), the Company shall ensure that the Consultant shall maintain 8.4% fully diluted equity position. The consultant shall be promptly issued additional shares of Common stock of the Company so that Consultant shall continue to own 8.4% of the Company on a fully diluted basis.

In July 2012, the Company executed a note for $750,000 bearing interest at 12%. In an event of default, at the option of the holder, the note may be converted into common stock equal to 95% of the average daily volume weighted average price of the Company's common stock during the five trading days immediately prior to the conversion date. The Company paid debt issue costs of $90,975 in cash and 7,500,000 common shares, having a fair value of $150,000, based on the quoted closing trading price. In connection with the debt agreement, the Company agreed to assign all future receivables from the Company's customers to the note holder until the note is fully repaid. The note is collateralized by all assets of the Company.

Treasury Shares

During July 2012 three executives voluntarily returned 79,071,984 common stock shares at par value and expensed during the year ended December 31, 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This report on Form 10-Q and other reports filed by our Company from time to time with the United States Securities and Exchange Commission (collectively the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, our management as well as estimates and assumptions made by our management and made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the Filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to us or our management identify forward-looking statements. Such statements reflect our current view with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including those set forth in the Risk Factors in Part II Item 1A, and elsewhere in our annual report on Form 10-K/A for the year ended December 31, 2011. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Plan of Operation

Headquartered in Denver, Colorado, with sales offices in Idaho and Canada, MusclePharm is a rapidly expanding healthy life-style company that develops and distributes a full line of scientifically approved, nutritional supplements that are 100% free of any banned substances. Based on years of research, MusclePharm products are created through an advanced six-stage research protocol involving the expertise of top nutritional scientists and field tested by more than 100 elite professional athletes from various sports including the National Football League, mixed martial arts, and Major League Baseball. The Company’s propriety and award winning products address all categories of an active lifestyle including muscle building, weight loss, and maintaining general fitness through a daily nutritional supplement regimen. MusclePharm is sold in over 120 countries and available in over 5,000 U.S. retail outlets, including GNC, Vitamin Shoppe, and Vitamin World. The Company also sells its products in over 100 online stores, including bodybuilding.com, amazon.com and vitacost.com.

Our primary focus over the next 12 months is on the following:

(1)	Increase our distribution and sales;

(2)	Continue aggressive marketing campaign to further build upon our brand and market awareness; and,

(3)	Conduct additional testing of the safety and efficacy of our products; and,

(4)	Hire additional key employees to continue to strengthen the Company; and,

(5)	Raising of capital through debt and /or equity markets

Results of Operations

For the Six Months Ended June 30, 2012 and 2011 (unaudited):

	Six Months Ended June 30,
	2012	2011
Sales – net	$31,990,020	$6,431,678
Cost of sales	25,837,767	4,914,361
Gross profit	6,152,253	1,517,317
General and administrative expenses	8,543,887	4,498,310
Loss from operations	(2,391,634)	(2,980,993)
Other expense – net	(7,461,755)	(9,467,552)
Net loss	$(9,853,389)	$(12,448,545)
Other comprehensive income	40,719	-
Total comprehensive income (loss)	$(9,812,670)	$(12,448,545)
Net loss per share - basic and diluted	$(0.01)	$(0.07)
Weighted average number of common shares outstanding during the period – basic and diluted	1,301,222,184	174,365,323

Sales

Sales increased approximately $25,558,000 or 397%, to approximately $31,990,000 for the six months ended June 30, 2012, as compared to approximately $6,432,000 for the six months ended June 30, 2011. The increase in sales was primarily attributable to increased brand awareness, and the Company’s continued efforts to expand sales by adding more customers. Since inception, the Company has focused on an aggressive marketing plan to penetrate the market. As such, new promotional efforts have been made to increase sales by adding new customers and expanding our product line. The Company has continued to add new products to meet our customer’s needs. The inclusion of new Gel squeeze tubes in various flavors has increased sales and more customers are now adding the Muscle Gel to their shelf line. The Company has added new sales staff familiar with international sales, and this effort is now beginning to show results through increased sales in the international markets. Overall, as a direct result of the aggressive marketing plan, our products are currently being offered in more retail stores, both domestic and international, and our products are receiving better shelf placement, all of these efforts have increased sales.

Cost of Sales

The cost of sales for the six months ended June 30, 2012, was approximately $25,838,000 compared to approximately $4,914,000 for the same period last year 2011. Cost of sales as a percent of revenue increased from 76% for the six months ended June 30, 2011 to 81% of revenue for the six months ended June 30, 2012. This increase in cost of sales was the result of adding Canadian shipping, and product cost for the second quarter of 2012 that had not previously existed, and an overall increase in shipping costs. There was also a slight increase in product damages in 2012 over the same period in 2011.

Gross Profit

Gross profit for the six months ended June 30, 2012, is approximately $6,152,000 and increased approximately $4,635,000 over the six months ended June 30, 2011. Meanwhile the gross profit percentage decreased to approximately 19% during the six months ended June 30, 2012 from 24% for the same period ended June 30, 2011, mainly the result of providing deeper discounts for customer’s purchases in the second quarter of 2012.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2012, increased to approximately $8,544,000 or approximately $4,046,000 or 90%, compared to the same six months ended June 30, 2011. The increased sales for the quarter ending June 30, 2012 had corresponding increases in the general and administrative expenses as compared to the six months ended June 30, 2011, mainly for foreign transaction fees and Canadian operations, while the general and administrative costs rose correspondingly to the increase in sales.

Other major increases were approximately $1,800,000 in advertising, $900,000 in increases for stock based compensation $800,000 in salaries and benefits, $200,000 in travel, $200,000 in depreciation and $100,000 in office expenses.

Loss from Operations

The loss from operations for the six months ended June 30, 2012, was $2,391,634 as compared to a loss of $2,980,993 for the comparable six months ended June 30, 2011.

Other Expenses

Other net expenses for the six months ended June 30, 2012, were $7,461,755, as compared to $9,467,552 for the six months ended June 30, 2011. The components of other expenses are shown in the table below:

	Six Months Ended
	June 30, 2012	June 30, 2011
Derivative expense	$(2,486,451)	$(4,057,859)
Change in fair value of derivative liabilities	1,496,874	634,770
Loss on settlement of accounts payable and debt	(2,941,826)	(2,542,073)
Interest expense	(3,547,202)	(3,502,390)
Foreign currency transaction loss	(1,573)	-
Other income (expense)	18,423	-
Total other expense – net	$(7,461,755)	$(9,467,552)

The decrease in this expense category of $2,005,797 was mainly attributed to the changes in fair value of derivative contracts and derivative expense approximately $2,400,000.

Net Loss

Net loss for the six months ended June 30, 2012, was $9,853,389, or $(0.01) per share as compared to $12,448,545 or loss per share of $(0.07) for the six months ended June 30, 2011.

Inflation did not have a material impact on the Company’s operations for the period. Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s results of operations.

Other Comprehensive Income

The Company recognized $40,719 of other comprehensive income related to translation adjustments for transactions entered into in Canadian Dollars and translated to US Dollars for the six months ended June 30, 2012.

For the Three Months Ended June 30, 2012 and 2011 (unaudited):

	Three Months Ended June 30,
	2012	2011
Sales – net	$15,429,340	$3,397,742
Cost of sales	12,942,605	2,512,828
Gross profit	2,486,735	884,914
General and administrative expenses	4,151,076	2,778,682
Loss from operations	(1,664,341)	(1,893,768)
Other income (expense) – net	7,846,245	(5,542,855)
Net income (loss)	$6,181,904	$(7,436,623)
Other comprehensive income	40,719	-
Total comprehensive income (loss)	$6,222,623	$(7,436,623)
Net loss per share - basic and diluted	$0.00	$(0.04)
Weighted average number of common shares outstanding during the period – basic and diluted	1,388,624,267	201,864,655

Sales

Sales increased 354% to approximately $15,429,000 for the three months ended June 30, 2012, as compared to approximately $3,398,000 for the three months ended June 30, 2011. The increase of approximately $12,031,000 in this three month period in sales was primarily attributable to increased brand awareness combined with strategic marketing efforts to add new customers with higher volume of product sales. Since inception, the Company has focused on an aggressive marketing plan to penetrate the market. As such, new promotional efforts have been made which increased sales. The inclusion of new Gel squeeze tubes in various flavors has increased sales and seems to be reaching new customer demands. Another area of the increase is due to the growth in the international markets. Overall as a direct result of the aggressive marketing plan, our products are currently being offered in more retail stores, both domestic and international, and our in products are receiving better shelf placement.

Cost of Sales

The cost of sales for the three months ended June 30, 2012 was approximately $12,943,000 compared to approximately $2,513,000 for the same period last year. Cost of sales as a percent of revenue increased from 74 % for the three months ended June 30, 2011 to 84% of revenue for the three months ended June 30, 2012. This increase in cost of sales was the result of adding Canadian shipping, and product cost for the second quarter of 2012 that had not previously existed, and an overall increase in product cost and shipping costs as a percent of revenue.

Gross Profit

Gross profit increased to approximately $2,487,000 or approximately $1,602,000 more for the three months ended June 30, 2012 than the same three months ended June 30, 2011. Meanwhile the gross profit percentage decreased to approximately 16% during the three months ended June 30, 2012 from approximately 26% for the same period ending June 30, 2011, as a result of adding the Canadian operations.

In the second quarter ending June 30, 2012 the Company provided aggressive promotional sales discounts which totaled $3,440,000 or 19% off of the regular selling prices. The total product sold in this period was approximately $18,869,000. This discounting of product was approximately 10% more than normal, thereby decreasing overall gross profit to approximately 16% compared to the 26% gross profit margin for the same three months ending June 30, 2011.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2012 increased approximately $1,372,000 over the same three months ended June 30, 2011. The increases seen in sales had corresponding increases in the general and administrative expenses with additional sales staff and office related expenses bringing the total to approximately $4,151,000 for the quarter ending June 30, 2012, as compared to approximately $2,779,000 for the comparable three months ended June 30, 2011.

The major increases were the result of approximately $400,000 in advertising, $300,000 in legal fees, $400,000 for salaries and benefits, $200,000 in stock based compensation, and $200,000 in increased travel and office expenses.

Loss from Operations

The loss from operations for the three months ended June 30, 2012, was $1,664,341 as compared to a loss of $1,893,768 for the comparable three months ended June 30, 2011.

Other Income and Expenses

Other income for the three months ended June 30, 2012, were $7,846,245, as compared to other expenses of $5,542,855 for the comparable three months ended June 30, 2011. The increase in other income of $13,389,100 is comprised of items shown in the table below:

	Three Months Ended
	June 30, 2012	June 30, 2011

Derivative expense	$(1,029,541)	$(2,698,490)

Change in fair value of derivative liabilities	$9,854,045	$766,487

Loss on settlement of accounts payable and debt	$-	$(627,384)

Interest expense	$(976,686)	$(2,983,468)

Foreign currency transaction loss	$(1,573)	$-

Other income (expense)	$-	$-

Total other income and expenses	$7,846,245	$(5,542,854)

The increase in this income category was mainly attributed to the changes in fair value of derivative contracts and derivative expense of approximately $10,800,000.

Net Income (Loss)

Net income for the three months ended June 30, 2012, was $6,181,904, or $0.00 per share, as compared to a net loss of $7,436,623 or loss per share of $(0.04) for the three months ended June 30, 2011.

Inflation did not have a material impact on the Company’s operations for the period. Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s results of operations.

Other Comprehensive Income

The Company recognized $40,719 of other comprehensive income related to translation adjustments for transactions entered into in Canadian Dollars and translated to US Dollars for the three months ended June 30, 2012.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at June 30, 2012, compared to December 31, 2011.

	June 30, 2012	December 31, 2011	Increase/Decrease
Current Assets	$2,956,242	$4,016,833	$(1,060,591)
Current Liabilities	$15,624,259	$17,710,100	$(2,085,841)
Working Capital (Deficit)	$(12,668,017)	$(13,693,267)	$1,025,250

Our primary source of operating cash has been through the sale of equity and the issuance of convertible secured promissory notes and other short term debt as discussed below.

At June 30, 2012, the Company had cash of $291,971 and working capital deficit of approximately $12,668,000, compared to cash of $659,764 and a working capital deficit of approximately $13,700,000 at December 31, 2011.

Cash provided by operating activities was approximately $438,000 for the six months ended June 30, 2012, as compared to cash used in operating activities of approximately $2,600,000 for the six months ended June 30, 2011. The increase in cash provided by operating activities of approximately $3,100,000 for the six months ended June 30, 2012, compared to the six months ended June 30, 2011, was primarily due to increased payables and deferred revenues of approximately $1,000,000.

Cash used in investing activities increased to approximately $600,000 from approximately $300,000 for the six months ended June 30, 2012 and 2011, due to slightly higher spending on fixed assets. Future investments in property and equipment, as well as further development of our Internet presence will largely depend on available capital resources.

Cash flows used in financing activities were approximately $266,000 for the six months ended June 30, 2012, as compared to cash flows provided by financing activities of approximately $3,400,000 for six months ended June 30, 2011. The approximately $3,700.000 decrease is due to the $4,100,000 increase in repayments of debt.

Cash Flows From Financing Activities: For the Six Months Ended	June 30, 2012	June 30 2011

Proceeds from issuance of debt	$4,073,950	$3,648,083
Repayment of debt	(4,058,442)
Debt issuance costs	(106,950)	(204,093)
Repurchase of common stock	(460,978)
Proceeds from issuance of common stock and warrants	285,760
Net Cash (Used In) Provided By Financing Activities	$(266,660)	$3,443,990

Going Concern

As reflected in the accompanying unaudited interim consolidated financial statements, the Company had a net loss of $9,853,389 for the six months ended June 30, 2012, and a working capital deficit and stockholders’ deficit of $12,668,017 and $11,013,113 respectively, at June 30, 2012. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

In response to these problems, management has taken the following actions:

•	seeking additional third party debt and/or equity financing; and,
•	continue with the implementation of the business plan; and,
•	allocate sufficient resources to continue with advertising and marketing efforts.

Financing

Our primary source of operating cash has been through the sale of equity and the issuance of secured promissory notes.

The Company continues to explore potential expansion opportunities in the industry in order to boost sales, while leveraging distribution systems to consolidate lower costs. The Company needs to continue to raise money in order execute the business plan.

Off-Balance Sheet Arrangements

In August 2010, the Company leased office space under a non-cancelable operating lease, expiring in December 2015 for their Denver office.

In February 2012, the Company leased office space under a non-cancelable operating lease, expiring in February 2013 for a warehouse in Idaho.

In April 2012, the Company leased office space under a non-cancelable operating lease, expiring in March 2014 for an office in Canada.

In July 2012, the Company leased office space under a non-cancelable operating lease, expiring in August 2015 for a Tennessee warehouse.

Future minimum annual rental payments for the above leases are approximately as follows:

2012 (6 months)	$157,000
2013	375,000
2014	402,000
2015	306,000
Total minimum lease payments	$1,240,000

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

Principles of Consolidation

All intercompany accounts and transactions have been eliminated in consolidation.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable represents trade obligations from customers that are subject to normal trade collection terms. The accounts receivable are sent directly to the Company’s third party manufacturer and netted with any outstanding liabilities to the manufacturer. Liabilities to the manufacturer totaled $2,351,060 at June 30, 2012, and are included in accounts payable and accrued liabilities. The Company periodically evaluates the collectability of its accounts receivable and considers the need to establish an allowance for doubtful accounts based upon historical collection experience and specific customer information. Accordingly, the actual amounts could vary from the recorded allowances. There is also a review of customer discounts at the period end and an accrual made for discounts earned but not yet received by quarter end.

Fair Value of Financial Instruments

The Company measures assets and liabilities at fair value based on an expected exit price which represents the amount that would be received on the sale of an asset or paid to transfer a liability, as the case may be, in an orderly transaction between market participants. As such, fair value may be based on assumptions that market participants would use in pricing an asset or liability. The authoritative guidance on fair value measurements establishes a consistent framework for measuring fair value on either a recurring or nonrecurring basis whereby inputs, used in valuation techniques, are assigned a hierarchical level.

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

The following are the major categories of liabilities measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011, using quoted prices in active markets for identical liabilities (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	June 30, 2012	December 31, 2011

Derivative liabilities (Level 2)	$7,908,860	$7,061,238

The Company's financial instruments consisted primarily of accounts receivable, prepaids, accounts payable and accrued liabilities, debt and customer deposits. The Company’s debt approximates fair value based upon current borrowing rates available to the Company for debt with similar maturities. The carrying amounts of the Company's financial instruments generally approximated their fair values as of June 30, 2012 and December 31, 2011, respectively, due to the short-term nature of these instruments.

Revenue Recognition

The Company records revenue when all of the following have occurred: (1) persuasive evidence of an arrangement exists, (2) product has been shipped or delivered, (3) the sales price to the customer is fixed or determinable, and (4) collectability is reasonably assured.

Depending on individual customer agreements, sales are recognized either upon shipment of products to customers or upon delivery. For all of our Canadian sales, which represents 2% of total sales, and for one of our largest domestic customers (See customer “B” below under concentrations), which represents 11% of our total revenue for the six months ended June 30, 2012 and 2011 revenue is recognized upon delivery.

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

The Company has an informal 7-day right of return for products. There were nominal returns for the three and six months ended June 30, 2012 and 2011.

Foreign Currency

MusclePharm began operations in Canada in April of 2012. The Canadian Dollar was determined to be the functional currency as the majority of the transactions related to the day to day operations of the business are exchanged in Canadian Dollars. At the end of the period, the financial results of the Canadian operation are translated into the United States Dollar, which is the reporting currency, and added to the US operations for consolidated company financial results. The revenue and expense items are translated using the average rate for the period and the assets and liabilities at the end of period rate. Transactions that have completed the accounting cycle and resulted in a gain or loss related to translation are recorded in realized gain or loss due to foreign currency translation under other income expense on the income statement. Transaction that have not completed their accounting cycle but appear to have gain or loss due to the translation process are recorded as unrealized gain or loss due to translation and held in the equity section on the balance sheet until such date the accounting cycle of the transaction is complete and the actual realized gain or loss is recognized.

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

When the Company records a BCF, the relative fair value of the BCF is to be recorded as a debt discount against the face amount of the respective debt instrument. The discount is to be amortized to interest expense over the life of the debt.

Derivative Liabilities

Fair value accounting requires bifurcation of embedded derivative instruments such as conversion features in convertible debt or equity instruments, and measurement of their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes option-pricing model. In assessing the convertible debt instruments, management determines if the convertible debt host instrument is conventional convertible debt and further if there is a beneficial conversion feature requiring measurement. If the instrument is not considered conventional convertible debt, the Company continues its evaluation process of these instruments as derivative financial instruments.

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

Original Issue Discount

For certain convertible debt issued, the Company provides the debt holder with an original issue discount. The original issue discount is recorded to debt discount and additional paid in capital at an amount not to exceed gross proceeds raised, reducing the face amount of the debt and is amortized to interest expense over the life of the debt.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We hold warrants that have related derivative liabilities and expenses that change period to period based on the closing stock price at the period end date.

Item 4. Controls and Procedures.

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) under the Exchange Act) are not effective to ensure that information required to be disclosed by us in report that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management has conducted an evaluation of the effectiveness of our internal control over financial reporting for the quarter ended June 30, 2012 based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

We carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were ineffective.

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

Item 1A. Risk Factors.

A description of the risks associated with our business, financial condition, and results of operations is set forth in our Annual Report on Form 10-K/Afor the fiscal year ended December 31, 2011. These factors continue to be meaningful for your evaluation of the Company and we urge you to review and consider the risk factors presented in the Form 10-K/A. There have been no material changes to these risks.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 1, 2012, the Company issued 2,000,000 shares of the Company’s common stock to a consultant for services to be rendered at a fair value of $50,000 ($0.025/share), based upon the quoted closing price trading price on the date of issuance.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On April 16, 2012, the Company raised gross proceeds of $1,291,000 through the sale of (18 month) promissory notes bearing interest at an annual rate of 15%.  In consideration of the promissory notes, the Company issued 89,416,667 stock purchase warrants equal to 100% of the face amount of the notes, with an exercise price of $0.012 per share.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On April 16, 2012, the Company issued 19,237,500 stock purchase warrants with an exercise price of $0.012 per share to a consultant for services rendered. The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On May 1, 2012, the Company issued 3,773,585 shares of the Company’s common stock to a consultant for services rendered at a fair value of $50,000 ($0.0132/share), based upon contract value. The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On May 9, 2012, the Company issued 4,347,826 shares of the Company’s common stock to a consultant for services rendered at a fair value of $50,000 ($0.0115/share), based upon contract value. The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On May 17, 2012, the Company issued 196,604 shares of its common stock to the holder of a warrant agreement in exchange for the cancellation of the agreement.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On June 1, 2012, the Company issued 2,500,000 shares of the Company’s common stock to a consultant for services rendered at a fair value of $50,000 ($0.02/share), based upon contract value. The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

Item 3. Defaults Upon Senior Securities.

There were no defaults upon senior securities during the quarter ended June 30, 2012.

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

MUSCLEPHARM CORPORATION

Date: August 20, 2012	By:	/s/ Brad J. Pyatt
Name: Brad J. Pyatt
Title: Chief Executive Officer (Principal Executive Officer)

Date: August 20, 2012	By:	/s/ L. Gary Davis
Name: L. Gary Davis
Title: Chief Financial Officer (Principal Financial Officer)
(Principal Accounting Officer)

