Form 10-Q/A
period 2012-06-30
MusclePharm Corp
filed 2012-09-13
CIK 1415684

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (the “Amendment”) to MusclePharm Corporation’s (the “Company”) quarterly report on Form 10-Q for the period ended June 30, 2012, originally filed with the U.S. Securities and Exchange Commission on August 20, 2012 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

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

Item 6.  Exhibits.

Exhibit No.	Description

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MUSCLEPHARM CORPORATION

Date: September 13, 2012	By:	/s/ Brad J. Pyatt
Name: Brad J. Pyatt
Title: Chief Executive Officer (Principal Executive Officer)

Date: September 13, 2012	By:	/s/ L. Gary Davis
Name: L. Gary Davis
Title: Chief Financial Officer (Principal Financial Officer)
(Principal Accounting Officer)