Form 10-Q
period 2012-09-30
MusclePharm Corp
filed 2012-11-13
CIK 1415684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012

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

Denver, Colorado 80239

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

As of November 8, 2012, there were 2,287,373,504 shares outstanding of the registrant’s common stock.

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

MusclePharm Corporation and Subsidiary

Consolidated Balance Sheets

	September 30, 2012	December 31, 2011
	(unaudited)	audited
Assets
Current Assets:
Cash	$634,870	$659,764
Cash – restricted	74,202	-
Accounts receivable – net	4,037,872	2,569,092
Inventory	396,873	-
Prepaid stock compensation	92,032	534,456
Prepaid sponsorship fees	28,489	203,333
Other	569,438	50,188
Total current assets	5,833,776	4,016,833
Property and equipment – net	1,482,160	907,522
Debt issue costs – net	376,373	68,188
Other assets	117,310	53,585
Total assets	$7,809,619	$5,046,128
Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued liabilities	$10,114,183	$9,359,073
Customer deposits	929,722	8,047
Debt – net	3,879,208	1,281,742
Derivative liabilities	24,889	7,061,238
Total Current Liabilities	14,948,002	17,710,100
Long Term Liabilities:
Debt – net	159,210	307,240
Total Liabilities	15,107,212	18,017,340
Commitments and Contingencies
Stockholders’ Deficit:
Series A, Convertible Preferred Stock, $0.001 par value; 5,000,000 shares authorized, none issued and outstanding	-	-
Series B, Preferred Stock, $0.001 par value; 51 shares authorized, issued and outstanding	-	-
Series C, Convertible Preferred Stock, $0.001 par value; 310 shares authorized, none issued and outstanding	-	-
Common Stock, $0.001 par value; 2,500,000,000 shares authorized, 2,292,665,998 and 605,930,613 issued and 2,266,234,423 and 605,930,613 outstanding	2,292,665	605,931
Treasury Stock, at cost; 26,431,575 and zero shares	(460,978)	-
Additional paid-in capital	51,947,272	31,579,538
Accumulated deficit	(61,084,108)	(45,156,681)
Accumulated other comprehensive income	7,556	-
Total Stockholders’ Deficit	(7,297,593)	(12,971,212)
Total Liabilities and Stockholders’ Deficit	$7,809,619	$5,046,128

See accompanying notes to unaudited financial statements.

MusclePharm Corporation and Subsidiary

Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Sales - net	$18,573,726	$4,443,571	$50,563,746	$10,875,249
Cost of sales	14,507,761	3,928,628	40,345,528	8,842,990
Gross profit	4,065,965	514,943	10,218,218	2,032,259
General and administrative expenses	7,876,778	2,927,287	16,420,665	7,425,596
Loss from operations	(3,810,813)	(2,412,344)	(6,202,447)	(5,393,337)
Other income (expense)
Derivative (expense) income	(1,922,763)	481,667	(4,409,214)	(3,576,192)
Change in fair value of derivative liabilities	4,403,875	1,547,185	5,900,749	2,181,955
Loss on settlement of accounts payable, debt and conversion of Series C preferred stock	(1,510,613)	-	(4,452,439)	(2,542,073)
Interest (expense) income	(3,265,053)	499,801	(6,812,255)	(3,002,589)
Foreign currency transaction gain	14,342	-	12,769	-
Other income	16,988	-	35,411	-
Total other income (expense) - net	(2,263,224)	2,528,653	(9,724,979)	(6,938,899)
Net income (loss)	(6,074,037)	116,309	(15,927,426)	(12,332,236)
Other comprehensive income
Net change in Foreign currency translation	(33,163)	-	7,556	-
Total other comprehensive income (loss)	(33,163)	-	7,556	-
Total comprehensive income (loss)	$(6,107,200)	$116,309	$(15,919,870)	$(12,332,236)
Net income (loss) per share available to common stockholders - basic and diluted	$0.00	$0.00	$(0.01)	$(0.05)
Weighted average number of common shares outstanding during the period – basic and diluted	1,610,071,688	326,088,629	1,407,785,680	225,410,157

See accompanying notes to unaudited financial statements.

MusclePharm Corporation and Subsidiary

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash Flows From Operating Activities:
Net loss	$(15,927,426)	$(12,332,236)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	325,185	89,390
Bad debt	9,490	84,018
Stock based compensation	-	558,209
Executive compensation	231,833	-
Amortization of prepaid stock and deferred compensation	718,173	1,436,631
Amortization of debt discount	6,086,521	2,434,232
Amortization of debt issue costs	286,523	225,686
Loss on settlement of accounts payable, debt and conversion of Series C preferred stock	3,261,897	2,542,073
Derivative expense	4,409,214	3,576,192
Change in fair value of derivative liabilities	(5,900,749)	(2,181,955)
Changes in operating assets and liabilities:
(Increase) decrease in:
Restricted cash balance	(74,202)	-
Accounts receivable	(1,478,270)	(3,262,333)
Prepaid and other	(339,088)	(213,152)
Inventory	(396,873)	-
Increase (decrease) in:
Accounts payable and accrued liabilities	8,152,922	2,995,123
Customer deposits	921,675	(21,473)
Due to factor	-	(5,853)
Net Cash Provided by (Used In) Operating Activities	286,825	(4,075,448)

Cash Flows From Investing Activities:
Purchase of property and equipment	(899,823)	(771,652)
Purchase of trademark	(35,000)	-
Net Cash Used In Investing Activities	(934,823)	(771,652)

Cash Flows From Financing Activities:
Cash overdraft	-	27,008
Proceeds from issuance of debt	4,823,950	4,495,756
Debt issue costs	(166,950)	(219,368)
Repayment of debt	(5,241,234)	-
Repurchase of common stock (treasury stock)	(460,978)	-
Proceeds from issuance of common stock and warrants	1,660,760	500,000
Net Cash (Used In) Provided by Financing Activities	615,548	4,803,396

Cash Flows From Equity Activities:
Foreign currency translation loss	7,556	-
Net Cash Provided by Equity Activities	7,556	-

Net (decrease) increase in cash	(24,894)	(43,704)

Cash at beginning of period	659,764	43,704

Cash at end of period	$634,870	$-

Supplemental disclosures of cash flow information:
Cash paid for interest	$423,705	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Stock issued for future services - third parties	$1,001,519	$326,500
Warrants issued in conjunction with debt issue costs	$427,759	$-
Debt discount recorded on convertible and unsecured debt accounted for as a derivative liability	$3,554,672	$3,273,181
Stock issued to settle accounts payable and accrued interest – third parties	$1,392,143	$1,521,355
Conversion of convertible debt and accrued interest for common stock	$1,069,402	$-
Stock issued to settle accrued executive compensation	$4,667,764	$-
Conversion of notes to common stock	$-	$2,379,913
Reclassification of derivative liability to additional paid in capital	$9,759,079	$1,024,409
Stock issued to acquire equipment	$-	$82,811
Share cancellation	$-	$350
Stock issued to settle contracts	$3,932	$-
Stock issued to settle accrued liabilities	$384,500	$-

See accompanying notes to unaudited financial statements.

MusclePharm Corporation and Subsidiary

Notes to Consolidated Financial Statements

(September 30, 2012)

(Unaudited)

Note 1: Nature of Operations and Basis of Presentation

Nature of Operations

MusclePharm Corporation (the “Company”, “we”, “our”, or “MusclePharm”), was incorporated in the state of Nevada on August 4, 2006, under the name Tone in Twenty, for the purpose of engaging in the business of providing personal fitness training using isometric techniques. The Company is headquartered in Denver, Colorado.

MusclePharm currently manufactures and markets a wide-ranging variety of high-quality sports nutrition products.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”), as amended for interim financial information.

The financial information as of December 31, 2011 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2011. The unaudited interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, for the years ended December 31, 2011 and 2010.

Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the nine months ended September 30, 2012 are not necessarily indicative of results for the full fiscal year.

MusclePharm Corporation and Subsidiary

Notes to Consolidated Financial Statements

September 30, 2012

(Unaudited)

Note 2: Summary of Significant Accounting Policies

Principles of Consolidation

All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future non-conforming events. Accordingly, the actual results could differ significantly from estimates.

Risks and Uncertainties

The Company operates in an industry that is subject to rapid change and intense competition. The Company’s operations will be subject to significant risk and uncertainties including financial, operational, technological, regulatory, industry adverse publicity and other risks, including the potential risk of business failure.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less and money market accounts to be cash equivalents. At September 30, 2012 and December 31, 2011, respectively, the Company had no cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable represents trade obligations from customers that are subject to normal trade collection terms. The accounts receivable are sent directly to the Company’s third party manufacturer and netted with any outstanding liabilities to the manufacturer. Liabilities to the manufacturer totaled $5,484,759 at September 30, 2012 and are included in accounts payable and accrued liabilities. The Company periodically evaluates the collectability of its accounts receivable and considers the need to establish an allowance for doubtful accounts based upon historical collection experience and specific customer information. Accordingly, the actual amounts could vary from the recorded allowances. There is also a review of customer discounts at the period end and an accrual made for discounts earned but not yet received by quarter end.

The Company does not charge interest on past due receivables. Receivables are determined to be past due based on the payment terms of the original invoices. Accounts receivable consisted of the following at September 30, 2012 and December 31, 2011:

	As of September 30, 2012	As of December 31, 2011
Accounts receivable	$5,542,797	$2,766,776
Less: allowance for discounts	(1,391,781)	-
Less: allowance for doubtful accounts	(113,144)	(197,684)
Accounts receivable – net	$4,037,872	$2,569,092

At September 30, 2012 and December 31, 2011, the Company had the following concentrations of accounts receivable with significant customers:

Customer	As of September 30, 2012	As of December 31, 2011
A	48%	7%
B	1%	36%
C	2%	10%
D	4%	12%

Inventory

Inventories are maintained using the average cost method and solely relate to the product in the Canadian facility.

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

Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances, such as service discontinuance or technological obsolescence, indicate that the carrying amount of the long-lived asset may not be recoverable. When such events occur, the Company compares the carrying amount of the asset to the undiscounted expected future cash flows related to the asset. If the comparison indicates that impairment is present, the amount of the impairment is calculated as the difference between the excess of the carrying amount over the fair value of the asset. If a readily determinable market price does not exist, fair value is estimated using discounted expected cash flows attributable to the asset. During the nine months ended September 30, 2012 and 2011, the Company recorded no impairment expense.

Fair Value of Financial Instruments

The Company measures assets and liabilities at fair value based on an expected exit price which represents the amount that would be received on the sale of an asset or paid to transfer a liability, as the case may be, in an orderly transaction between market participants. As such, fair value may be based on assumptions that market participants would use in pricing an asset or liability. The authoritative guidance on fair value measurements contains a consistent framework for measuring fair value on either a recurring or nonrecurring basis whereby inputs, used in valuation techniques, are assigned a hierarchical level.

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

The following are the major categories of liabilities measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011, using quoted prices in active markets for identical liabilities (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	As of September 30, 2012	As of December 31, 2011

Derivative liabilities (Level 2)	$24,889	$7,061,238

The Company’s financial instruments consisted primarily of accounts receivable, prepaids, accounts payable and accrued liabilities, debt and customer deposits. The Company’s debt approximates fair value based upon current borrowing rates available to the Company for debt with similar maturities. The carrying amounts of the Company’s financial instruments generally approximated their fair values as of September 30, 2012 and December 31, 2011, respectively, due to the short-term nature of these instruments.

Revenue Recognition

The Company records revenue when all of the following have occurred: (1) persuasive evidence of an arrangement exists, (2) product has been shipped or delivered, (3) the sales price to the customer is fixed or determinable, and (4) collectability is reasonably assured.

Depending on individual customer agreements, sales are recognized either upon shipment of products to customers or upon delivery. For all of our Canadian sales, which represent 2% of total sales, recognition occurs upon shipment, and for one of our largest domestic customers (See customer “B” below under concentrations), which represents 10% of our total revenue for the nine months ended September, 2012 and 2011, revenue is recognized upon delivery.

The Company has determined that advertising related credits that are granted to customers fall within the guidance of ASC No. 605-50-55 (“Revenue Recognition” – Customer Payments and Incentives – Implementation Guidance and Illustrations). The guidance indicates that, absent evidence of benefit to the vendor, appropriate treatment requires netting these types of payments against revenues and not expensing as advertising expense.

The Company records store support, giveaways, sales allowances and discounts as a direct reduction of sales.

Sales for the three and nine months ended September 30, 2012 and 2011 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Sales	$20,627,691	$5,811,685	$58,799,563	$13,321,274

Discounts	(2,053,965)	(1,368,114)	(8,235,817)	(2,446,025)

Sales - Net	$18,573,726	$4,443,571	$50,563,746	$10,875,249

The Company has an informal seven day right of return for products. There were nominal returns for the three and nine months ended September 30, 2012 and 2011.

For the nine months ended September 30, 2012 and 2011, the Company had the following concentrations of revenues with significant customers:

	Nine Months Ended September 30,
Customer	2012	2011
A	39%	39%
B	10%	13%

Licensing Income and Royalty Revenue

On May 5, 2011, the Company granted an exclusive indefinite license to market, manufacture, design and sell the Company’s existing apparel line. The licensee paid an initial fee of $250,000 in June 2011, and will pay the Company a 10% net royalty based on its net income at the end of each fiscal year. To date, no royalty revenue has been earned by the Company.

Cost of Sales

Cost of sales represents costs directly related to the production, manufacturing and freight of the Company’s products.

MusclePharm Corporation and Subsidiary

Notes to Consolidated Financial Statements
September 30, 2012

(Unaudited)

Shipping and Handling

Domestic product sold is shipped directly to the customer from our manufacturer. Costs associated to the shipments are recorded in cost of sales. For Canadian sales, the product is shipped from our Canadian warehouse to our customers. Costs associated with the shipments are recorded as shipping.

Advertising

The Company expenses advertising costs when incurred.

Advertising expense for the three months and nine months ended September 30, 2012 and 2011 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Advertising	$2,599,691	$1,272,969	$6,576,531	$3,468,202

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

Debt Issue Costs and Debt Discount

The Company may pay debt issue costs, and record debt discounts in connection with raising funds through the issuance of debt. These costs are amortized over the life of the debt to interest expense. If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts is immediately expensed.

MusclePharm Corporation and Subsidiary

Notes to Consolidated Financial Statements
September 30, 2012

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

Earnings (loss) Per Share

Net earnings (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period.

Since the Company reflected a net loss for the three and nine months ended September 30, 2012 and 2011, respectively, the effect of considering any common stock equivalents, if exercisable, would have been anti-dilutive. A separate computation of diluted earnings (loss) per share is not presented.

The Company has the following common stock equivalents for the nine months ended September 30, 2012 and 2011, respectively:

	Nine Months Ended September 30,
	2012	2011
Stock options (exercise price - $0.50/share)	1,567,500	2,767,500
Warrants (exercise price $0.012 - $1.50/share)	4,241,667	56,696,327
Convertible debt (exercise price $0.002- $0.02/share)	2,100,000	210,751,119
Total common stock equivalents	7,909,167	270,214,946

In the above table, some of the outstanding instruments from 2012 and 2011 contain ratchet provisions that would cause variability in the exercise price at the balance sheet date. As a result, common stock equivalents could change at each reporting period.

Foreign Currency

MusclePharm began operations in Canada in April of 2012. The Canadian Dollar was determined to be the functional currency as the majority of the transactions related to the day to day operations of the business are exchanged in Canadian Dollars. At the end of the period, the financial results of the Canadian operation are translated into the United States Dollar, which is the reporting currency, and added to the U.S. operations for consolidated company financial results. The revenue and expense items are translated using the average rate for the period and the assets and liabilities at the end of period rate. Transactions that have completed the accounting cycle and resulted in a gain or loss related to translation are recorded in realized gain or loss due to foreign currency translation under other income expense on the income statement. Transactions that have not completed their accounting cycle but appear to have gain or loss due to the translation process are recorded as unrealized gain or loss due to translation and held in the equity section on the balance sheet until such date the accounting cycle of the transaction is complete and the actual realized gain or loss is recognized.

Reclassification

The Company has reclassified certain prior period amounts to conform to the current period presentation. These reclassifications had no effect on the financial position, results of operations or cash flows for the periods presented.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2011-04 “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and International Financial Reporting Standards (“IFRS”). ASU 2011-04 includes common requirements for measurement of and disclosure about fair value between GAAP and IFRS. ASU 2011-04 requires reporting entities to disclose additional information for fair value measurements categorized within Level 3 of the fair value hierarchy. In addition, ASU 2011-04 requires reporting entities to make disclosures about amounts and reasons for all transfers in and out of Level 1 and Level 2 fair value measurements. The new and revised disclosures were effective for interim and annual reporting periods beginning after December 15, 2011.

MusclePharm Corporation and Subsidiary

Notes to Consolidated Financial Statements
September 30, 2012

(Unaudited)

Note 3: Going Concern

As reflected in the accompanying unaudited interim consolidated financial statements, the Company had a net loss of $15,927,426 for the nine months ended September 30, 2012 and a working capital deficit and stockholders’ deficit of $9,114,226 and $7,297,593 respectively, at September 30, 2012. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company will require additional funding to finance the growth of its current and expected future operations as well as to achieve its strategic objectives. The Company believes its current available cash along with anticipated revenues will likely be insufficient to meet its cash needs for the near future. There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all.

In response to these issues, management has taken the following actions:

•	seeking additional third party debt and/or equity financing,
•	continuing with the implementation of the business plan, and
•	allocating sufficient resources to continue with advertising and marketing efforts.

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

Note 4: Property and Equipment

Property and equipment consisted of the following at September 30, 2012 and December 31, 2011:

	As of September 30, 2012	As of December 31, 2011	Estimated Useful Life
Furniture, fixtures and gym equipment	$1,307,379	$781,786	3 years
Leasehold improvements	555,484	244,770	From 42 to 64 months
Vehicles	100,584	37,068	5 years
Displays	32,057	32,057	5 years
Website	11,462	11,462	3 years
Total	2,006,966	1,107,143
Less: Accumulated depreciation and amortization	(524,806)	(199,621)
	$1,482,160	$907,522

Note 5: Debt

At September 30, 2012 and December 31, 2011, debt consists of the following:

	As of September 30, 2012	As of December 31, 2011

Convertible debt - secured	$14,000	$1,749,764
Less: debt discount	(1,151)	(1,395,707)
Convertible debt - net	12,849	354,057

Auto loan - secured	18,094	26,236

Unsecured debt	4,041,809	2,380,315
Less: debt discount	(34,334)	(1,171,626)
Unsecured debt - net	4,007,475	1,208,689

Total debt	4,038,418	1,588,982

Less: current portion	(3,879,208)	(1,281,742)

Long term debt	$159,210	$307,240

Debt in default of $50,600 and $505,600, at September 30, 2012 and December 31, 2011 respectively, is included as a component of short-term debt.

Future annual principal payments for the above debt is as follows:

Years Ending December 31,
2012 (3 months)	$1,118,173
2013	2,955,730
2014	-
2015	-
Total annual principal payments	$4,073,903

Convertible Debt – Secured - Derivative Liabilities

During the nine months ended September 30, 2012 and the year ended December 31, 2011, the Company issued convertible debt totaling $519,950 and $4,679,253, respectively. The convertible debt includes the following terms:

		Nine Months Ended	Year Ended
		September 30, 2012	December 31, 2011
		Amount of	Amount of
		Principal Raised	Principal Raised
Interest Rate		8% - 10%	0% - 18%
Default interest rate		0% - 20%	0% - 25%
Maturity		January 3, 2012 to October 11, 2014	June 30, 2011 to June 29, 2015

Conversion terms 1	Lesser of (1) a fifty percent (50%) discount to the two lowest closing bid prices of the five days trading days immediately preceding the date of conversion or (ii) Two and One-Half Cents ($0.025) per share	$-	$525,000
Conversion terms 2	200% - The “market price” will be equal to the average of (i) the average of the closing price of Company’s common stock during the 10 trading days immediately preceding the date hereof and (ii) the average of the 10 trading days immediately subsequent to the date hereof.	-	537,600
Conversion terms 3	200% of face. Average of the trading price 10 trading days immediately preceding the closing of the transaction	-	177,000
Conversion terms 4	200% of face. Fixed conversion price of $0.02	-	105,000
Conversion terms 5	300% of face. Fixed conversion price of $0.02	-	15,000
Conversion terms 6	35% of the three lowest trading prices for previous 10 trading days		250,000
Conversion terms 7	45% of the three lowest trading prices for previous 10 trading days	-	327,500
Conversion terms 8	50% of average closing prices for 10 preceding trading days	-	76,353
Conversion terms 9	50% of lowest trade price for the last 20 trading days	-	45,000
Conversion terms 10	50% of the 3 lowest trades for previous 20 trading days	-	33,000
Conversion terms 11	50% of the lowest closing price for previous 5 trading days	-	250,000
Conversion terms 12	60% multiplied by the average of the lowest 3 trading prices for common stock during the ten trading days prior to the conversion date	-	233,000
Conversion terms 13	62% of lowest trade price for the last 7 trading days	100,000	40,000
Conversion terms 14	65% of the lowest trade price in the 30 trading days previous to the conversion	19,950	335,000
Conversion terms 15	65% of the three lowest trading price for previous 30 trading days	-	153,800
Conversion terms 16	70% of lowest average trading price for 30 trading days	-	1,366,000
Conversion terms 17	No fixed conversion option	-	35,000
Conversion terms 18	35% multiplied by the average of the lowest three (3) trading prices (as defined below) for the common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date.	400,000	75,000
Conversion terms 19	Fixed conversion price of $0.03	-	100,000
		$519,950	$4,679,253

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

MusclePharm Corporation and Subsidiary

Notes to Consolidated Financial Statements
September 30, 2012

(Unaudited)

During the nine months ended September 30, 2012, the Company converted debt and accrued interest, totaling $1,420,422 into 247,308,238 shares of common stock. The resulting loss on conversion of $351,201 is included in the $4,452,439 loss on settlement of accounts payable and debt as shown in the consolidated statement of operations.

Convertible debt consisted of the following activity and terms:

		Interest Rate	Maturity
Balance - December 31, 2011	$1,749,764
Borrowings during the nine months ended September 30, 2012	519,950	8% - 10%	January 3, 2012 to October 11, 2014
Conversion of debt to into 209,732,083 shares of common stock with a valuation of $950,739 ($0.0035 - $0.0095/share)	(759,095)
Repayment of convertible debt	(2,518,343)
Interest and accrued interest (Included in total repayment)	15,632
Loss on repayment (Included in total repayment)	1,006,092
Balance – September 30, 2012	$14,000

(B) Unsecured Debt

Unsecured debt consisted of the following activity and terms:

		Interest Rate	Maturity
Balance - December 31, 2011	$2,380,432
Borrowings during the nine months ended September 30, 2012	4,304,000	15%	January 13, 2012 – October 1, 2013
Conversion of debt to into 37,576,155 shares of common stock with a valuation of $469,683 ($0.0095 - $0.016/share)	(150,000)
Repayments	(2,714,748)
Interest and accrued interest (Included in total repayment)	31,896
Loss on repayment (Included in total repayment)	190,229
Balance – September 30, 2012	$4,041,809

(C) Vehicle Loan

Vehicle loan account consisted of the following activity and terms:

		Interest Rate	Maturity
Balance - December 31, 2011	$26,236	6.99%	26 payments of $1,008
Repayments	(8,142)
Balance - September 30, 2012	$18,094

MusclePharm Corporation and Subsidiary

Notes to Consolidated Financial Statements
September 30, 2012

(Unaudited)

(D) Debt Issue Costs

During the nine months ended September 30, 2012 and 2011, the Company paid debt issue costs totaling $166,950 and $219,368, respectively.

For the nine months ended September 30, 2012, the Company issued 19,237,500 warrants to purchase common stock as cost associated with a debt raise. The initial derivative liability value of $427,759 was recorded as debt issue costs and derivative liability.

The following is a summary of the Company’s debt issue costs for the nine months ended September 30, 2012 and year ended December 31, 2011 as follows:

	2012	2011
Debt issue costs	$784,423	$305,283
Accumulated amortization of debt issue costs	(408,050)	(237,095)
Debt issue costs – net	$376,373	$68,188

During the nine months ended September 30, 2012 and 2011, the Company amortized $286,523 and $225,686, respectively in debt issue costs.

(E) Debt Discount

During the nine months ended September 30, 2012 and 2011, the Company recorded debt discounts totaling $3,554,673 and $3,258,106, respectively.

The debt discounts recorded in 2012 and 2011, pertain to convertible debt and warrants that contain embedded conversion options that are required to be bifurcated and reported at fair value.

The Company amortized $6,086,521 and $2,434,232 to interest expense in the nine months ended September 30, 2012 and 2011 as follows:

Debt discount-December 31, 2011	$2,567,333
Additional debt discount – Nine months ended September 30, 2012	3,554,673
Amortization of debt discount – Nine months ended September 30, 2012	(6,086,521)
Debt discount September 30, 2012	$35,485

Note 6: Derivative Liabilities

The Company identified conversion features embedded within convertible debt, warrants and Series A Preferred Stock issued in 2012, 2011 and 2010 (see Notes 5 and 7). The Company has determined that the features associated with the embedded conversion option should be accounted for at fair value as a derivative liability as the Company could not determine if a sufficient number of shares would be available to settle all transactions.

The fair value of the conversion feature is summarized as follows:

Derivative liability - December 31, 2011	$7,061,238
Fair value at the commitment date for debt instruments	1,096,808
Fair value at the commitment date for warrants issued	7,526,671
Fair value mark to market adjustment for debt instruments	(1,579,279)
Fair value mark to market adjustment for warrants	(4,321,411)
Fair value mark to market adjustment for Series A, Preferred Stock issued	(59)
Reclassification to additional paid-in capital for financial instruments conversions and maturities	(9,759,079)
Derivative liability – September 30, 2012	$24,889

The Company recorded the debt discount to the extent of the gross proceeds raised, and expensed immediately the remaining value of the derivative as it exceeded the gross proceeds of the note. The Company recorded a derivative expense of $4,409,214 and $3,576,192 for the nine months ended September 30, 2012 and 2011, respectively.

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions:

	Commitment Date	Re-measurement Date
Expected dividends	0%	0%
Expected volatility	228% -251%	263%
Expected term:	6 months – 4 years	6 months – 5 years
Risk free interest rate	0.09% - 0.72%	0.21% - 0.80%

MusclePharm Corporation and Subsidiary

Notes to Consolidated Financial Statements
September 30, 2012

(Unaudited)

Note 7: Stockholders’ deficit

The Company has three separate series of authorized preferred stock:

(A) Series A Convertible Preferred Stock

This class of stock has the following provisions:

•	Non-voting,
•	No rights to dividends,
•	No liquidation value, and
•	Convertible into 200 shares of common stock.

(B) Series B Preferred Stock (Related Parties)

In August 2011, the Company issued an aggregate of 51 shares of Series B Preferred Stock to two of its officers. The Company accounted for the share issuance at par value as there was no future economic value that could be associated with the issuance.

This class of stock has the following provisions:

•	Voting rights entitling the holders to an aggregate 51% voting control,
•	No rights to dividends,
•	Stated value of $0.001 per share,
•	Liquidation rights entitle the receipt of net assets on a pro-rata basis with the holders of our common stock; and
•	Non-convertible.

(C) Series C Convertible Preferred Stock

In October 2011, the Company issued 190 shares of Series C Preferred Stock, having a fair value of $190,000. Of the total shares issued, 100 shares were issued for $100,000 ($1,000 /share). The remaining 90 shares were issued for services rendered having a fair value of $90,000 ($1,000/share), based upon the stated value per share. In March 2012, all 190 shares were converted into 19,000,000 shares of common stock at a conversion price of $0.00001 per share and a loss of $614,984.

This class of stock has the following provisions:

•	Stated Value - $1,000 per share,
•	Non-voting,
•	Liquidation rights entitle an amount equal to the stated value, plus any accrued and unpaid dividends,
•	As long as any Series C, Convertible Preferred Stock is outstanding, the Company is prohibited from executing various corporate actions without the majority consent of the holders of Series C, Convertible Preferred Stockholders authorization; and
•	Convertible at the higher of (a) $0.01 or (b) such price that is a 50% discount to market using the average of the low two closing bid prices, five days preceding conversion.

Due to the existence of an option to convert at a variable amount, the Company treated this series of preferred stock as a derivative liability due to the potential for settlement in a variable quantity of shares. Additionally, the Company computed the fair value of the derivative liability at the commitment date and re-measurement date, which was $293 and $175, respectively, using the Black-Scholes assumptions below. This transaction is analogous to a dividend with a direct charge to retained earnings.

MusclePharm Corporation and Subsidiary

Notes to Consolidated Financial Statements
September 30, 2012

(Unaudited)

(D) Common Stock

During the nine months ended September 30, 2012, the Company issued the following common stock:

Transaction Type	Quantity (#)	Valuation ($)	Loss on Settlement ($)	Range of Value per Share ($)
Conversion of convertible debt	209,732,083	950,739	61,124	0.0035–0.0095
Conversion of unsecured/secured debt	37,576,155	469,683	289,897	0.0095–0.016
Forbearance of agreement terms	81,196,604	1,240,032	-	0.0084-0.0324
Cash and warrants	169,500,000	1,660,760	-	0.0089-.001
Executive compensation (1)	365,476,932	4,667,764	-	0.0105
Stock issued for future services	82,299,210	1,001,519	-	0.0115-0.025
Conversion of Series C, preferred stock to common stock	19,000,000	614,984	614,984	0.0324
Warrant Conversions/Settlements	721,954,401	7,274,805	1,510,613	0.0064-0.0185
Total	1,686,735,385	17,880,286	2,476,618	0.0035–.0324

(1)	Represents stock compensation earned in 2011 and issued in 2012.

The fair value of all stock issuances above is based upon the quoted closing trading price on the date of issuance, except for stock and warrants issued for cash, which is based on the cash received.

The forbearance of agreement terms represents settlement of debt and accrued liabilities and includes a valuation of $918,432 which is reduced by an $135,000 accrual and reduced by $3,932 stock issued to settle contracts for items expensed in the year ended December 31, 2011, but are treated in the current period as a non-cash settlement, which nets to $779,500 as shown in the statement of cash flows as loss on debt.

(E) Stock Options

The Company applied fair value accounting for all shares based payments awards. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes assumptions used when the options were issued in the year ended December 31, 2010 are as follows:

Exercise price	$0.50
Expected dividends	0%
Expected volatility	74.8%
Risk fee interest rate	1.4%
Expected life of option	5 years
Expected forfeiture	0%

The following is a summary of the Company’s stock option activity:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance – December 31, 2011	1,617,500	$0.50	3.25 years	-
Granted	-
Exercised	-
Forfeited/Cancelled	(50,000)	$0.50
Balance – September 30, 2012 – outstanding	1,567,500	$0.50	2.5 years	-
Balance – September 30, 2012 – exercisable	1,567,500	$0.50	2.5 years	-
Outstanding options held by related parties – 2012	1,000,000
Exercisable options held by related parties – 2012	1,000,000

(F) Stock Warrants

All warrants issued during the nine months ended September 30, 2012 were accounted for as derivative liabilities. See Note 6.

During the nine months ended September 30, 2012, the Company entered into convertible and unsecured note agreements. As part of these agreements, the Company issued warrants to purchase 425,612,500 shares of common stock. The warrants vests six months after issuance and expire from July 13, 2014 through October 16, 2014, with exercise prices ranging from $0.012 - $0.015. All warrants contain anti-dilution rights, and are treated as derivative liabilities.

A summary of warrant activity for the Company for the nine months ended September 30, 2012 is as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding – December 31, 2011	283,338,233	$0.02
Granted	425,612,500	0.012
Exercised	(32,000,000)	0.0089
Converted	(672,709,066)	0.012
Balance as September 30, 2012	4,241,667	$0.038

Warrants Outstanding				Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Intrinsic Value
$0.012-$1.50	4,241,667	2.06	$0.038	75,000	$1.50	-

(G) Treasury Stock

During the nine months ended September 30, 2012, the Company repurchased 26,431,575 shares of its common stock for the total sum of $460,978 or an average of $0.0174 per share. The Company records the value of its common stock held in treasury at cost. The Company has not cancelled or retired these shares, and they remain available for reissuance. The Company has a stock repurchase plan in place but has suspended it indefinitely.

Note 8: Commitments, Contingencies and Other Matters

(A) Operating Lease

The Company has various non-cancelable leases with terms expiring through 2015.

Future minimum annual lease payments for the above leases are approximately as follows:

Years Ending December 31,

2012 (3 months)	$78,655
2013	357,431
2014	400,946
2015	304,542
Total minimum lease payments	$1,141,575

Rent expense for the nine months ended September 30, 2012 and 2011, was $231,560 and $116,402, respectively.

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

As of September 30, 2012, the Company was a party defendant in the following legal proceedings, each of which the Company: (a) believes is without merit; and (b) intends to defend vigorously:

•	Environmental Research Center v. MusclePharm LLC, et al., Los Angeles Superior Court, California. Date instituted: February 4, 2011. Plaintiff Environmental Research Center (“ERC”) filed notices of intent to commence litigation against over 200 sports nutrition and dietary supplement companies in the United States and Canada, including the Company. ERC alleges violations of California’s Proposition 65.

•	William Bossung and Bishop Equity Partners LLC v. MusclePharm Corporation, Clark County, Nevada District Court. Date instituted: January 17, 2012. Plaintiff alleges that additional monetary payments are due in respect of a settlement for outstanding warrants.

As of September 30, 2012, the Company was a party plaintiff in the following legal matters:

•	MusclePharm Corporation v. Swole Sports Nutrition, LLC, United States District Court for the Southern District of Florida. Date instituted: March 15, 2012. The Company filed this action for trademark infringement against after the Defendant started marketing and selling a dietary supplement named “Turbo Shred”. The Company has sold “Shred Matrix” since April 2, 2008, and the mark “MusclePharm Shred Matrix” was granted registration by the USPTO on September 21, 2010.

(C) Payroll Taxes

As of September 30, 2012, accounts payable and accrued expenses included $159,165 pertaining to accrued payroll taxes. The taxes represent employee withholdings that have yet to be remitted to the taxing agencies.

Included in the $159,165 is an amount due prior to the Company becoming a publicly traded company in February 2010, when the Company existed as an LLC, which at that time had accrued payroll taxes/penalties and interest of approximately $53,000.

(D) Product Liability

As a manufacturer of nutritional supplements and other consumer products that are ingested by consumers, the Company may be subject to various product liability claims. Although we have not had any material claims to date, it is possible that current and future product liability claims could have a material adverse effect on our business or financial condition, results of operations or cash flows. The Company currently maintains product liability insurance with a deductible/retention of $10,000 per claim with an aggregate cap on retained loss of $5,000,000. At September 30, 2012 the Company had not recorded any accruals for product liabilities.

Note 9: Defined Contribution Plan

The Company established a 401(k) Plan (the “401(k) Plan”) for eligible employees of the Company. Generally, all employees of the Company who are at least twenty-one years of age and who have completed one year of entry service are eligible to participate in the 401(k) Plan. The 401(k) Plan is a defined contribution plan that provides that participants may make voluntary salary deferral contributions, on a pretax basis, of up to $17,000 for 2012 (subject to make-up contributions) in the form of voluntary payroll deductions. The Company may make discretionary contributions. During the nine months ended September 30, 2012 and 2011 the Company’s matching contribution was $34,313 and none, respectively.

Note 10: Restricted Cash

A restricted fund was established in compliance with the unsecured debt agreements. The restricted fund at September 30, 2012 has a balance of $74,202. This fund is used to pay principal and interest for some of the unsecured debt agreements which had a principal balance of $3,991,209 out of the total unsecured debt referenced in Note 5 of $4,041,809 as of September 30, 2012. Ten percent of all cash receipts from operations are put into this fund under the terms of the debt agreement.

Note 11: Subsequent Events

Common Stock Issuances

In October 2012, the Company issued 7,536,433 shares of common stock as payment to contractors for contracts valued at approximately $46,000.

In October 2012, the Company issued 6,000,000 shares of common stock to settle a contract dispute with a vendor valued at approximately $40,200.

In October 2012, the Company issued 7,602,648 shares of common stock pursuant to agreements with certain note holders to defer principal and interest payments for up to three months.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is discussion should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes thereto, included elsewhere in this Quarterly Report on Form 10-Q and in conjunction with our Annual Report on Form 10-K/A for the year ended December 31, 2011.

Forward-Looking Information

Certain statements contained in this report on Form 10-Q are not statements of historical fact and constitute forward-looking statements within the meaning of the various provisions of the Securities Act of 1933, as amended, (the “Securities Act”) and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including, without limitation, the statements specifically identified as forward-looking statements within this report. Many of these statements contain risk factors as well. In addition, certain statements in our future filings with the U.S. Securities and Exchange Commission (the “SEC”), in press releases and in oral and written statements made by or with our approval which are not statements of historical fact constitute forward-looking statements within the meaning of the Securities Act and the Exchange Act. Examples of forward-looking statements, include, but are not limited to: (i) projections of capital expenditures, revenues, income or loss, earnings or loss per share, capital structure, and other financial items, (ii) statements of our plans and objectives or our management or board of directors, (iii) statements of future economic performance and (iv) statements of assumptions underlying such statements. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “may,” “will” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Such forward-looking statements are subject to a number of risks and uncertainties, including those identified in the “Risk Factors” section of our Annual Report on Form 10-K/A for the year ended December 31, 2011.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are prepared in accordance with GAAP. These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this report.

Business Overview

We develop, market and sell athlete-focused, high quality nutritional supplements primarily to specialty resellers. Our products have been formulated to enhance active fitness regimens, including muscle building, weight loss and maintaining general fitness. Our nutritional supplements are available for purchase in over 10,000 U.S. retail outlets, including Dick’s Sporting Goods, GNC, Vitamin Shoppe and Vitamin World. We also sell our products to over 100 online channels, including bodybuilding.com, amazon.com, gnc.com and vitacost.com. Internationally, our nutritional supplements are sold in over 110 countries, and we expect that international sales will be a significant part of our sales for the foreseeable future.

We started formulating our nutritional supplements in 2008 for consumption by active individuals, high performance athletes and fitness enthusiasts. We launched our sales and marketing programs in late 2008 through our internal sales executives and staff targeting specialty retail distributors.

Our wide-range variety of nutritional supplements, include Assault™, Combat Powder™, MusclePharm Musclegel®, MusclePharm Shred Matrix®, and Re-Con®. These products are comprised of amino acids, herbs, and proteins tested by our scientists for the overall health of athletes. We developed these nutritional supplements to enhance the effects of workouts, repair muscles, and nourish the body for optimal physical fitness.

Our Growth and Core Marketing Strategy

Our primary growth strategy is to:

•	increase our product distribution and sales through increased market penetrations both domestically and internationally;

•	increase our margins by focusing on streamlining our operations and seeking operating efficiencies in all areas of our operations;

•	continue to conduct additional testing of the safety and efficacy of our products and formulate new products; and

•	increase awareness of our products by increasing our marketing and branding opportunities through endorsements, sponsorships and brand extensions.

Our core marketing strategy is to brand MusclePharm as the “must have” fitness brand for workout enthusiasts and elite athletes. We seek to be known as the athlete’s company, run by athletes who create their products for other athletes both professional and otherwise. We believe that our marketing mix of endorsers, sponsorships and providing sample products for our retail resellers to use is an optimal strategy to increase sales.

We have experienced significant growth in our product sales. Our net sales for the years ended December 31, 2010 and 2011 were $3.2 million and $17.2 million, respectively. Our net sales for the nine months ended September 30, 2011 and 2012 were $10.9 million and $50.6 million, respectively.

Results of Operations

For the Three Months Ended September 30, 2012 and 2011 (unaudited):

	Three Months Ended September 30,
	2012	2011

Sales - net	$18,573,726	$4,443,571
Cost of sales	14,507,761	3,928,628
Gross profit	4,065,965	514,943
General and administrative expenses	7,876,778	2,927,287
Loss from operations	(3,810,813)	(2,412,344)
Other income (expenses) - net	(2,263,224)	2,528,653
Net Income (loss)	$(6,074,037)	$116,309
Net loss per share - basic and diluted	$-	$-
Weighted average number of common shares outstanding during the period – basic and diluted	1,610,071,688	326,088,629

Sales

Sales increased approximately $14.1 million or 318% to $18,573,726 for the three months ended September 30, 2012, compared to $4,443,571 for the three months ended September 30, 2011. The increase in sales was due primarily to increased awareness of our product brand. Since inception, we have focused on an aggressive marketing plan to penetrate the market. As such, significant promotional expenditures have been made to increase product sales through adding new customers and expanding our product line. We have hired additional sales and marketing staff along with adding new products in an effort to expand our customer base. Another growth area was nutritional product sales in international markets. International sales are included in the results of operations and increased approximately $3.5 million or 502% to $4,149,956 for the three months ended September 30, 2012, compared to $689,085 for the three months ended September 30, 2011.

Overall as a direct result of our aggressive marketing plan, our products are currently being offered in more retail stores, both domestically and internationally, receiving better shelf placement, and receiving recognized awards compared to the prior period. At the 2012 Bodybuilding.com Supplement Awards, we received three Awards of Excellence; we received (i) the “Brand of the Year” award, (ii) the “Packaging of the Year” award, and (iii) the “Pre-Workout Supplement of the Year” award for AssaultTM.

Gross Profit

Gross profit increased approximately $3.6 million or 690% for the three months ended September 30, 2012, compared to the three months ended September 30, 2011. Meanwhile, our gross profit percentage increased to approximately 22% during the three months ended September 30, 2012, from 12% for the three months ended September 30, 2011. The increase was primarily due to the reduction to discounts as a percentage of sales. For the three months ended September 30, 2012 the discounts as a percentage to sales was 10% compared to the three months ended September 30, 2011 of 23.5%. We expect to focus on streamlining our operations and seek operating efficiencies in order to further improve our gross profit percentage.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2012, increased approximately $4.9 million, or 169%, compared to the three months ended September 30, 2011. Our 318% increase in sales necessitated substantial increases in our general and administrative expenses to $7,876,778 of such costs for the three months ended September 30, 2012 compared to $2,927,287 for the like period in 2011.

The major increases were the result of: $1,220,636 in investment advisory costs due to two consulting contracts that require us to issue 8.4% of our common stock on an ongoing, fully diluted basis; $843,118 in increases of other professional fees due primarily to significant activity required to obtain financings and resolve disputes; $1,326,722 in increased advertising and promotions due to our increased levels of sales activities; and other increases in general administrative expenses of $1,704,702. The total increase in general administrative costs was partially offset by decreases in research and development costs of approximately $145,000.

With respect to our increase in advertising and promotions during the 2012 quarter, approximately $145,000 was due to increased trade show costs due to our increased sales activities, approximately $570,000 was due to product discounts at a major bodybuilding event in September 2012 to achieve broader overall show exposure and increase sales volumes, approximately $217,000 was due to greater multi-media advertising expense and approximately $594,000 was due to product sponsorships and athlete endorsements due to our increased level of sales activities. Also, we expect that as we continue to promote our brand and products, sponsorships and athlete endorsements will hold steady or possibly increase slightly if it is beneficial to our brand and product awareness and sales.

Although salaries and benefits increased significantly, they were approximately 6% of net sales for 2012 compared to approximately 12% of net sales in the 2011 period. We are seeking to maintain salaries and benefits at approximately 6% of net sales.

Loss from Operations

Our net loss from operations for the three months ended September 30, 2012, was $3,810,813, compared to $2,412,344 for the three months ended September 30, 2011. The decrease was primarily attributable to our aggressive plan we implemented to raise additional capital and retire warrants and existing debt which resulted in increased expenses during the three months ended September 30, 2012, compared to the three months ended September 30, 2011 discussed below.

Other Income (Expenses)

Other expenses were $2,263,224 for the three months ended September 30, 2012, compared to the $2,528,653 in other income for the three months ended September 30, 2011. Because almost all of our outstanding warrants were converted into common stock during the third quarter of 2012, we do not expect such significant charges per quarter for interest expenses, changes in fair value of derivate securities or losses on settlement of accounts payable and debt, and the resulting net expenses should be significantly lower. The components of our other income (expenses) are as follows:

	Three Months Ended September 30,
	2012	2011

Derivative (expense) income	$(1,922,763)	$481,667
Change in fair value of derivative liabilities	$4,403,875	$1,547,185
Loss on settlement of accounts payable and debt	$(1,510,613)	$0
Interest (expense) income	$(3,265,053)	$499,801
Other income or expense	$31,330	$0
	$(2,263,224)	$2,528,653

Net Loss

For the foregoing reasons, we had a net loss of $6,074,307 for the three months ended September 30, 2012, compared to net income of $116,309 for the three months ended September 30, 2011.

Inflation did not have a material impact on our operations for the period. Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on our results of operations.

For the Nine Months Ended September 30, 2012 and 2011 (unaudited):

	Nine Months Ended September 30,
	2012	2011

Sales – net	$50,563,746	$10,875,249
Cost of sales	40,345,528	8,842,990
Gross profit	10,218,218	2,032,259
General and administrative expenses	16,420,665	7,425,596
Loss from operations	(6,202,447)	(5,393,337)
Other expenses	(9,724,979)	(6,938,899)
Net loss	$(15,927,426)	$(12,332,236)
Net loss per share - basic and diluted	$(0.01)	$(0.05)
Weighted average number of common shares outstanding during the period – basic and diluted	1,407,785,680	225,410,157

Sales

Sales increased approximately $39.4 million or 365% to $50,263,746 for the nine months ended September 30, 2012, compared to $10,875,249 for the nine months ended September 30, 2011. The increase in sales was due primarily to increased awareness of our product brand. Since inception, we have focused on an aggressive marketing plan to penetrate the market. As such, significant promotional expenditures have been made to increase product sales by adding new customers and expanding our product line. We have hired additional sales and marketing staff and added new products in an effort to expand our customer base. Another growth area was nutritional product sales in international markets. International sales are included in the results of operations and increased to $17,357,099 for the nine months ended September 30, 2012, compared to $2,845,879 for the nine months ended September 30, 2011, an increase of approximately $14.5 million or 510%.

Overall as a direct result of our aggressive marketing plan, our products are currently being offered in more retail stores, both domestically and internationally, receiving better shelf placement, and receiving nationally recognized awards. At the 2012 Bodybuilding.com Supplement Awards, we received three Awards of Excellence; we received (i) the “Brand of the Year” award, (ii) the “Packaging of the Year” award; and (iii) the “Pre-Workout Supplement of the Year” award for AssaultTM.

 Gross Profit

Our gross profit for the nine months ended September 30, 2012 of $10,218,218 increased approximately $8.2 million or 403% for the nine months ended September 30, 2012, compared to $2,032,259 for the nine months ended September 30, 2011. Meanwhile, the gross profit percentage increased slightly to approximately 20% during the nine months ended September 30, 2012, from 19% for the nine months ended September 30, 2011. We expect to focus on streamlining our operations and seeking operating efficiencies in order to further improve our gross profit percentage.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2012, increased approximately $9.0 million, compared to the nine months ended September 30, 2011. The increase in sales had corresponding increases in the general and administrative expenses bringing the total to $16,420,665 for the nine months ended September 30, 2012, compared to $7,425,596 for the nine months ended September 30, 2012.

The major increases were the result of: $1,220,636 in investment advisory costs due to two consulting contracts that require us to issue 8.4% of our common stock on an ongoing, fully diluted basis; $1,389,040 in increases of other professional fees due primarily to significant activity required to obtain financings, resolve disputes and restate certain prior period financial statements, as well as increased fees due for overall increased levels of activities and preparing to seek an exchange listing for our common stock; $3,108,329 in increased advertising and promotions due to our increased levels of sales activities, (which included $1,395,025 in increased product sponsorships and athlete endorsement costs); $1,474,055 in increased salaries and benefits expenses due to our overall significantly higher level of sales; and other increases in general administrative expenses of $2,092,482. These other increases in expenses included $514,122 in stock compensation, $235,795 in depreciation, and $225,795 in travel. The total increase in general and administrative costs was offset by decreases in research and development costs of approximately $299,494 and company support of $106,850.

We expect that as we continue to promote our brand and products, sponsorships and athlete endorsements will hold steady or possibly increase slightly if it is beneficial to our brand and product awareness and sales.

Although salaries and benefits increased significantly, they were 6% of net sales for the period compared to 12% of net sales in 2011. We are seeking to maintain salaries and benefits at 6% of net sales.

Loss from Operations

Our loss from operations for the nine months ended September 30, 2012, was $6,202,447, compared to $5,393,337 for the nine months ended September 30, 2011. The decrease is primarily attributable to our aggressive plan to raise additional capital and retire warrants and existing debt which result in increased expenses that were only partially offset by the resulting increase in sales as a result of such efforts during the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011.

Other Expenses

Other expenses were $9,724,979 for the nine months ended September 30, 2012, compared to the $6,938,899 for the nine months ended September 30, 2011. Because almost all of our outstanding warrants were converted into common stock during the third quarter of 2012, we do not expect such significant charges per quarter for interest expenses, changes in fair value of derivate securities or losses on settlement of accounts payable and debt, and the resulting net expenses should be significantly lower. The components of our other income (expenses) for the periods indicated are reflected in the table below:

	Nine Months Ended September 30,
	2012	2011

Derivative expense	$(4,409,214)	$(3,576,192)
Change in fair value of derivative liabilities	$5,900,749	$2,181,955
Loss on settlement of accounts payable and debt	$(4,452,439)	$(2,542,073)
Interest expense	$(6,812,255)	$(3,002,589)
Other income or expense	$48,180	$-
	$(9,724,979)	$(6,938,899)

Net Loss

For the foregoing reasons, net loss was $15,927,426, or $(0.01) per share, for the nine months ended September 30, 2012, compared to $12,332,236, or $(0.05) per share, for the nine months ended September 30, 2011.

Inflation did not have a material impact on our operations for the period. Other than the foregoing, management knows of no trends, or demands, that are reasonably likely to have a material impact on our results of operations.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at September 30, 2012, compared to December 31, 2011.

	September 30, 2012	December 31, 2011	Increase/Decrease
Current Assets	$5,833,776	$4,016,833	$1,816,943
Current Liabilities	$14,948,002	$17,710,100	$(2,762,098)
Working Capital (Deficit)	$(9,114,226)	$(13,693,267)	$(4,579,041)

Our primary source of operating cash has been through the sale of equity and through the issuance of convertible secured promissory notes and other short-term debt as discussed below.

At September 30, 2012, we had cash of $634,870 and a working capital deficit of approximately $9.1 million, compared to cash of $659,764 and a working capital deficit of approximately $13.7 million at December 31, 2011. The working capital deficit decrease of approximately $4.6 million was primarily due to a net decrease in derivative liabilities of approximately $7.0 million, an increase in accounts receivable of approximately $1.5 million, offset by an increase in customer deposits of approximately $0.9 million, an increase in the current portion of debt of approximately $2.6 million and an increase in accounts payable and accrued liabilities of approximately $0.8 million.

Cash provided by operating activities was $286,825 for the nine months ended September 30, 2012, as compared to cash used in operating activities of $4,075,448 for the nine months ended September 30, 2011. The increase in cash provided by operating activities of approximately $4.4 million for the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011, was primarily due to an increased payables and customer deposits of approximately $6.1 million, an increase in depreciation and amortization of approximately $3.2 million, a decrease in accounts receivable of approximately $1.8 million and an increase in derivative expense of approximately $0.8 million offset by an increase net loss of approximately $3.6 million and a decrease in derivative liabilities of approximately $3.7 million.

Cash used in investing activities increased to $934,823 from $771,652 for the nine months ended September 30, 2012 and 2011, due to slightly higher spending on fixed assets. Future investments in property and equipment, as well as further development of our Internet presence will largely depend on available capital resources.

Cash flows provided by financing activities were $615,548 for the nine months ended September 30, 2012, compared to cash flows provided by financing activities of $4,803,396 for the nine months ended September 30, 2011. The approximately $4.2 million decrease was due to primarily to the approximately $5.2 million repayments of debt and approximately $0.5 million purchase of treasury stock offset by an increase in proceeds from issuance of debt of approximately $0.3 million and an increase in proceeds from warrant exercises of approximately $1.1 million.

Cash Flows From Financing Activities:	Nine Months Ended September 30,
	2012	2011

Proceeds from issuance of debt	$4,823,950	$4,495,756
Repayment of debt	(5,241,234)	-
Debt issuance costs	(166,950)	(219,368)
Repurchase of common stock	(460,978)	-
Proceeds from issuance of common stock and warrants	1,660,760	500,000
Cash overdraft	-	27,008
Net Cash Provided By Financing Activities	$615,548	$4,803,396

Going Concern

As reflected in the accompanying unaudited interim consolidated financial statements, we incurred a net loss of $15,927,426 and had net cash provided by operations of $286,825 for the nine months ended September 30, 2012 and a working capital deficit and stockholders’ deficit of $9,114,226 and $7,297,593 respectively, at September 30, 2012. These factors raise substantial doubt about our ability to continue as a going concern.

Our ability to continue our operations is dependent on management's plans, which include the raising of capital through debt and/or equity markets with some additional funding from other traditional financing sources, including term notes, sale of aged debt to third parties in exchange for free trading stock, until such time that funds provided by operations are sufficient to fund our working capital requirements. We may need to incur liabilities with certain related parties to sustain our existence.

We will require additional funding to finance the growth of our current and expected future operations as well as to achieve our strategic objectives. We believe our current available cash along with anticipated revenues will likely be insufficient to meet our cash needs for the near future. There can be no assurance that financing will be available in amounts or terms acceptable to us, if at all.

In response to these capital issues, management has taken the following actions:

•	seeking additional third party debt and/or equity financing;

•	continuing with the implementation of the business plan; and

•	allocating sufficient resources to continue with advertising and marketing efforts.

We continue to explore potential expansion of products in order to boost sales, while leveraging distribution systems to achieve lower costs. We need to continue to raise capital in order to execute our business plan.

Off-Balance Sheet Arrangements

Other than the operating leases, as of September 30, 2012, we did not have any off-balance sheet arrangements. We are obligated under an operating lease for the rental of office space. Future minimum rental commitments with a remaining term in excess of one year as of September 30, 2012 are as follows:

Years Ending December 31,

2012 (3 months)	$78,655
2013	357,431
2014	400,946
2015	304,542
Total minimum lease payments	$1,141,575

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

 Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable represents trade obligations from customers that are subject to normal trade collection terms. We periodically evaluate the collectability of our accounts receivable and considers the need to establish an allowance for doubtful accounts based upon historical collection experience and specific customer information. Accordingly, the actual amounts could vary from the recorded allowances.

We perform ongoing evaluations of our customers’ financial condition and generally do not require collateral. Management reviews accounts receivable periodically and reduces the carrying amount by a valuation allowance that reflects management’s best estimate of amounts that may not be collectible. Allowances, if any, for uncollectible accounts receivable are determined based upon information available and historical experience.

We do not charge interest on past due receivables. Receivables are determined to be past due based on the payment terms of the original invoices.

Fair Value of Financial Instruments

We measure assets and liabilities at fair value based on an expected exit price as defined by the authoritative guidance on fair value measurements, which represents the amount that would be received on the sale of an asset or paid to transfer a liability, as the case may be, in an orderly transaction between market participants. As such, fair value may be based on assumptions that market participants would use in pricing an asset or liability. The authoritative guidance on fair value measurements establishes a consistent framework for measuring fair value on either a recurring or nonrecurring basis whereby inputs, used in valuation techniques, are assigned a hierarchical level.

The following are the hierarchical levels of inputs to measure fair value:

•	Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2: Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3: Unobservable inputs reflecting our assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

Revenue Recognition

We record revenue when all of the following have occurred: (1) persuasive evidence of an arrangement exists, (2) product has been shipped or delivered, (3) the sales price to the customer is fixed or determinable, and (4) collectability is reasonably assured.

Depending on individual customer agreements, sales are recognized either upon shipment of products to customers or upon delivery. We record sales allowances and discounts as a direct reduction of sales.

We have determined that advertising related credits that were granted to customers fell within the guidance of ASC No. 605-50-55 (“Revenue Recognition” – Customer Payments and Incentives – Implementation Guidance and Illustrations). The guidance indicates that, absent evidence of benefit to the vendor, appropriate treatment requires netting these types of payments against revenues and not expensing as advertising expense.

We have an informal seven day right to return products. There were nominal returns at the three month periods ended September 30, 2012 and 2011.

Foreign Currency

We began operations in Canada in April 2012. The Canadian Dollar was determined to be the functional currency as the majority of the transactions related to the day to day operations of the business are exchanged in Canadian Dollars. At the end of the period, the financial results of the Canadian operation are translated into the United States Dollar, which is the reporting currency, and added to the U.S. operations for consolidated company financial results. The revenue and expense items are translated using the average rate for the period and the assets and liabilities at the end of period rate. Transactions that have completed the accounting cycle and resulted in a gain or loss related to translation are recorded in realized gain or loss due to foreign currency translation under other income expense on the income statement. Transactions that have not completed their accounting cycle but appear to have gain or loss due to the translation process are recorded as unrealized gain or loss due to translation and held in the equity section on the balance sheet until such date the accounting cycle of a transaction is complete and the actual realized gain or loss is recognized.

Beneficial Conversion Feature

For conventional convertible debt where the rate of conversion is below market value, we record a “beneficial conversion feature” (“BCF”) and related debt discount.

When we record a BCF, the relative fair value of the BCF would be recorded as a debt discount against the face amount of the respective debt instrument. The discount would be amortized to interest expense over the life of the debt.

Derivative Liabilities

Fair value accounting requires bifurcation of embedded derivative instruments such as conversion features in convertible debt or equity instruments, and measurement of their fair value for accounting purposes. In determining the appropriate fair value, we use the Black-Scholes option-pricing model. In assessing the convertible debt instruments, management determines if the convertible debt host instrument is conventional convertible debt and further if there is a beneficial conversion feature requiring measurement. If the instrument is not considered conventional convertible debt, we will continue our evaluation process of these instruments as derivative financial instruments.

Once determined, derivative liabilities are adjusted to reflect fair value at each reporting period end, with any increase or decrease in the fair value being recorded in results of operations as an adjustment to fair value of derivatives. In addition, the fair value of freestanding derivative instruments such as warrants, are also valued using the Black-Scholes option-pricing model.

Debt Issue Costs and Debt Discount

We may pay debt issue costs, and record debt discounts in connection with raising funds through the issuance of convertible debt. These costs are amortized over the life of the debt to interest expense. If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts is immediately expensed.

Original Issue Discount

For certain convertible debt issued, we provide the debt holder with an original issue discount. The original issue discount is recorded to debt discount and additional paid in capital at an amount not to exceed gross proceeds raised, reducing the face amount of the note and is amortized to interest expense over the life of the debt.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) under the Exchange Act) were not effective to ensure that information required to be disclosed by us in report that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Except as disclosed in Note 8: Commitments, Contingencies and Other Matters, to the Financial Statements contained herein, we are currently not involved in any new litigation that we believe could have a material adverse effect on our financial condition or results of operations. Except as disclosed in Note 8: Commitments, Contingencies and Other Matters, there is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2011, filed with the SEC on July 2, 2012. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Other than those securities issued and reported in a Current Report on Form 8-K, the Company issued the following equity securities during the three months ended September 30, 2012:

On July 10, 2012, the Company issued 10,000,000 shares of common stock to a consultant for services to be rendered at a fair value of $191,000 ($0.0191 per share), based upon the quoted closing price trading price on the date of issuance.

On July 10, 2012, the Company issued 10,000,000 shares of common stock to a consultant for services to be rendered at a fair value of $120,000 ($0.012 per share), based upon contract value.

From July 12, 2012 to September 30, 2012, the Company issued 721,954,401 shares of common stock in exchange for cancellation of warrants exercisable for 672,709,066 shares of common stock.

From July 16, 2012 to August 29, 2012, the Company entered into stock purchase agreements with investors for an aggregate of 137,500,000 shares of common stock at $0.01 per share for an aggregate purchase price of $1,375,000.

On July 17, 2012, the Company issued 16,000,000 shares of common stock as settlement of a dispute with an investor to be rendered at a fair value of $201,600 ($0.0126 per share), based upon the quoted closing price trading price on the date of issuance.

On August 1, 2012, the Company issued 1,000,000 shares of common stock to a consultant for services to be rendered at a fair value of $10,000 ($0.01 per share), based upon contract value.

On August 1, 2012, the Company issued 7,500,000 shares of common stock to a consultant for services to be rendered at a fair value of $75,000 ($0.01 per share), based upon contract value.

On August 20, 2012, the Company issued 2,500,000 shares of common stock to a consultant for services to be rendered at a fair value of $25,000 ($0.01 per share), based upon contract value.

On September 13, 2012, the Company issued 10,000,000 shares of common stock to a consultant for services to be rendered at a fair value of $115,000 ($0.0115 per share), based upon the quoted closing price trading price on the date of issuance.

On September 11, 2012, the Company issued 3,623,188 shares of common stock to a consultant for services to be rendered at a fair value of $50,000 ($0.0138 per share), based upon the quoted closing price trading price on the date of issuance.

On September 13, 2012, the Company issued 30,054,611 shares of common stock to a consultant for services to be rendered at a fair value of $285,519 ($0.0095 per share), based upon the quoted closing price trading price on the date of issuance.

On September 18, 2012, the Company issued 5,000,000 shares of common stock to a consultant for services to be rendered at a fair value of $50,000 ($0.01 per share), based upon contract value.

Unless otherwise stated, the sales of the above securities were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act (or Regulation D or Regulation S promulgated thereunder), or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions.

Item 3. Defaults Upon Senior Securities.

There were no defaults upon senior securities during the three months ended September 30, 2012.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

31.1*	Rule 13 (A) – 14(A) Certification of Principal Executive Officer

31.2*	Rule 13 (A) – 14(A) Certification of Principal Financial Officer

32.1*	Section 1350 Certification of Principal Executive Officer

32.2*	Section 1350 Certification of Principal Financial Officer

*Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MUSCLEPHARM CORPORATION

Date: November 13, 2012	By:	/s/ Brad J. Pyatt
Name: Brad J. Pyatt
Title: Chief Executive Officer and President
(Principal Executive Officer)

Date: November 13, 2012	By:	/s/ L. Gary Davis
Name: L. Gary Davis
Title: Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)

