Form 10-K
period 2012-12-31
MusclePharm Corp
filed 2013-04-01
CIK 1415684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year ended December 31, 2012

Commission File Number – 000-53166

MusclePharm Corporation

(Exact name of registrant as specified in its charter)

Nevada	77-0664193
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4721 Ironton Street, Building A
Denver, Colorado	80239
(Address of principal executive offices)	(Zip code)

(303) 396-6100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(g) of the Act:

Title of each class

Common Stock, Par Value $0.001 Per Share

Indicated by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)    Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicated by check mark whether the registrant is a large accelerated file, an accelerated file, a non-accelerated filer, or a smaller reporting company. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Aggregate market value of the voting common stock held by non-affiliates of the registrant at June 30, 2012: $14,931,500

Number of shares of the registrant’s common stock outstanding at March 29, 2013: 6,776,647

DOCUMENTS INCORPORATED BY REFERENCE:

None.

MusclePharm Corporation

Form 10-K

For the Year Ended December 31, 2012

Forward-Looking Statements

Certain statements contained in this report on Form 10-K are not statements of historical fact and constitute forward-looking statements within the meaning of the various provisions of the Securities Act of 1933, as amended, (the “Securities Act”) and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including, without limitation, the statements specifically identified as forward-looking statements within this report. Many of these statements contain risk factors as well. In addition, certain statements in our future filings with the SEC, in press releases, and in oral and written statements made by or with our approval which are not statements of historical fact constitute forward-looking statements within the meaning of the Securities Act and the Exchange Act. Examples of forward-looking statements, include, but are not limited to: (i) projections of capital expenditures, revenues, income or loss, earnings or loss per share, capital structure, and other financial items, (ii) statements of our plans and objectives or our management or board of directors including those relating to planned development of future products, (iii) statements of future economic performance and (iv) statements of assumptions underlying such statements. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “may,” “will” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Important factors that could cause actual results to differ materially from the forward looking statements include, but are not limited to:

•	significant competition in our industry;

•	unfavorable publicity or consumer perception of our products;

•	increases in the cost of borrowings and limitations on availability of additional debt or equity capital;

•	incurrence of material product liability and product recall costs;

•	loss or retirement of directors or key members of management;

•	costs of compliance and our failure to comply with new and existing governmental regulations including, but not limited to, tax regulations;

•	costs of litigation and the failure to successfully defend lawsuits and other claims against us;

•	economic, political and other risks associated with our international operations;

•	failure to keep pace with the demands of our customers for new products and services;

•	disruptions in our manufacturing system or losses of manufacturing certifications;

•	disruptions in our distribution network;

•	lack of long-term experience with human consumption of ingredients in some of our products;

•	failure to adequately protect or enforce our intellectual property rights against competitors;

•	changes in raw material costs and pricing of our products;

•	failure to successfully execute our growth strategy, including any delays in our planned future growth;

•	damage or interruption to our information systems;

•	impact of current economic conditions on our business;

•	natural disasters, unusually adverse weather conditions, pandemic outbreaks, boycotts and geo-political events; and

•	failure to maintain effective internal controls.

Consequently, forward-looking statements should be regarded solely as our current plans, estimates and beliefs. You should not place undue reliance on forward-looking statements. We cannot guarantee future results, events, levels of activity, performance or achievements. We do not undertake and specifically decline any obligation to update, republish or revise forward-looking statements to reflect future events or circumstances or to reflect the occurrences of unanticipated events.

PART I

Item 1. Business

General

MusclePharm Corporation, a Nevada corporation (“MusclePharm”, the “Company”, “we”, “us”, or “our”) was incorporated in the state of Nevada on August 4, 2006, under the name “Tone in Twenty” for the purpose of engaging in the business of providing personal fitness training using isometric techniques. On February 18, 2010, Tone in Twenty acquired all of the issued and outstanding equity and voting interests of Muscle Pharm, LLC, a Colorado limited liability company, in exchange for 30,589 shares of its common stock. As a result of this transaction, Muscle Pharm, LLC became a wholly owned subsidiary of Tone in Twenty, and Tone in Twenty changed its name to “MusclePharm Corporation.” Our principal executive offices are located at 4721 Ironton Street, Building A, Denver, Colorado 80239 and our telephone number is (303) 396-6100.

We develop, market and sell athlete-focused, high quality nutritional supplements primarily to specialty resellers. Our products have been formulated to enhance active fitness regimens, including muscle building, weight loss and maintaining general fitness. Our nutritional supplements are available for purchase in over 10,500 U.S. retail outlets, including Dick’s Sporting Goods, GNC, Vitamin Shoppe and Vitamin World. We also sell our products to over 100 online channels, including bodybuilding.com, amazon.com, gnc.com and vitacost.com. Internationally, our nutritional supplements are sold in approximately 90 countries, and we expect that international sales will be a significant portion of our sales for the foreseeable future.

We started formulating our nutritional supplements in 2008 for consumption by active individuals, high performance athletes and fitness enthusiasts. We launched our sales and marketing programs in late 2008 through our internal sales executives and staff targeting specialty retail distributors.

We supply our nutritional supplements to elite athletes on teams in the National Football League, Major League Baseball and the National Basketball Association, as well as Ultimate Fighting Championship fighters. While these endorsers and professional sports teams use our products, no endorsement by any of them as to the merits of our securities should be inferred.

Our products were created through our six-stage process using the expertise of distinguished nutritional scientists we have retained and they are typically field tested using a pool of several elite athletes on various teams in the National Football League, Major League Baseball and National Basketball Association, as well as Ultimate Fighting Championship fighters. We do not directly manufacturer or ship our products to most of our customers. Rather, we outsource our manufacturing to non-affiliated third parties who fulfill our orders and ship products directly to our customers.

We have recently experienced significant growth in our product sales. Our net sales for the years ended December 31, 2012 and 2011 were $67.1 million and $17.2 million, respectively. Additionally, during the second quarter of 2012, we commenced operations in Ontario, Canada, through our subsidiary Canada MusclePharm Enterprises Corp.

At the 2012 Bodybuilding.com Supplement Awards, we received three Awards of Excellence; we received (i) the “Brand of the Year” award, (ii) the “Packaging of the Year” award, and (iii) the “Pre-Workout Supplement of the Year” award for AssaultTM.

Our headquarters in Denver, Colorado has a state-of-the-art over 30,300 square feet athletic facility with a medical and clinical testing department, complete with equipment for measuring and conducting athletic clinical studies and supporting athletes. Our medical and clinical professionals consist of several nationally recognized medical doctors and nutritional experts who oversee our product research, formulation, efficacy analysis and testing.

Recent Developments

Reverse Stock Split and Increase in Number of Authorized Shares of Common Stock

On November 26, 2012, we (i) effected a 1-for-850 reverse stock split of our common stock, including a proportionate reduction in the number of authorized shares of our common stock from 2.36 billion shares to 2.8 million shares of common stock, and (ii) amended our articles of incorporation to increase the number of authorized shares of common stock (post reverse stock split) from 2,941,177 to 100 million effective November 27, 2012. All share and per share amounts in this document have been changed to give effect to the reverse stock split.

Conversion of Warrants into Common Stock

In late September 2012, we issued 512,675 shares of our common stock to several accredited investors pursuant to conversions of warrants to purchase an aggregate of 723,747 shares of our common stock. As a result of these warrant conversions and other extinguishments of derivative liabilities during the quarter ended September 30, 2012, our stockholders’ deficit decreased from $11,013,113 at June 30, 2012 to $7,297,593 at September 30, 2012 and our derivative liabilities decreased from $7,908,960 at June 30, 2012 to $24,889 at September 30, 2012. On December 5, 2012, we converted a warrant exercisable for 4,902 shares of common stock into 3,677 shares of our common stock. Thereafter, our derivative liability was reduced to approximately $300 as of December 5, 2012.

Registered Direct Offerings

On February 4, 2013, we completed the final closing of our registered direct offering of an aggregate of 1,500,000 shares of our Series D Convertible Preferred Stock, at a public offering price of $8.00 per share pursuant to an offering registered with the SEC. Each share of Series D Convertible Preferred Stock is convertible into two shares of common stock, subject to adjustment. Our net proceeds from the offering were approximately $10.8 million after placement agent discounts, and other offering expenses of $1.2 million. Net proceeds from this offering were used to reduce indebtedness and for other corporate purposes.

As of the date of this report, 1,176,125 Series D shares have been converted into 2,352,250 shares of the Company’s common stock and 323,875 shares of Series D preferred stock remain outstanding.

Private Placement of Common Stock

On March 26, 2013, the Company entered into subscription agreements with non-affiliated accredited investors for the issuance of 705,882 shares of common stock pursuant to exemptions from registration under federal and state securities laws. The shares of common stock were sold for $8.50 per share. The gross proceeds to the Company of $6.0 million were reduced by commissions and issuance costs of $115,000.

An unaudited pro-forma balance sheet showing the effect of these capital raises is shown below:

	December 31, 2012	Total Adjustment (unaudited)	Pro Forma (unaudited)
Assets
Assets:
Cash	$-	$6,296,669	$6,296,669
Current assets	4,949,881	-	4,949,881
Non-current assets	1,816,846	-	1,816,846
Total assets	$6,766,727	$6,296,669	$13,063,396
Liabilities and Stockholders’ Deficit
Liabilities:
Current liabilities	$16,520,456	$(8,238,165)	$8,282,291
Non-current liabilities	4,523	-	4,523
Total Liabilities	$16,524,979	$(8,238,165)	$8,286,814
Stockholders’ Deficit:
Series A, Convertible Preferred Stock	-	-	-
Series B, Preferred Stock	-	-	-
Series C, Convertible Preferred Stock	-	-	-
Series D, Convertible Preferred Stock	-	324	324
Common Stock	2,778	2,972	5,750
Treasury Stock, at cost	(460,978)	-	(460,978)
Additional paid-in capital	54,817,341	16,698,755	71,516,096
Accumulated deficit	(64,109,476)	(2,167,217)	(66,276,693)
Accumulated other comprehensive income	(7,917)	-	(7,917)
Total Stockholders’ Deficit	(9,758,252)	14,534,834	4,776,582
Total Liabilities and Stockholders’ Deficit	$6,766,727	$6,296,669	$13,063,396

Our Growth Strategy

Our primary growth strategy is to:

•	increase our product distribution and sales through increased market penetrations both domestically and internationally;

•	increase our margins by focusing on streamlining our operations and seeking operating efficiencies in all areas of our operations;

•	continue to conduct additional testing of the safety and efficacy of our products and formulate new products; and

•	increase awareness of our products by increasing our marketing and branding opportunities through endorsements, sponsorships and brand extensions.

Our Core Marketing Strategy

Our core marketing strategy is to brand MusclePharm as the “must have” fitness brand for workout enthusiasts and elite athletes. We seek to be known as The Athletes Company®, run by athletes who create their products for other athletes, both professional and otherwise. We believe that our marketing mix of endorsers, sponsorships and providing sample products for our retail resellers to use is an optimal strategy to increase sales.

Sponsorships and Promotions

Since 2011, we have been the official supplement provider and sponsor of the Ultimate Fighting Championship, or UFC. Our sponsorship includes prominent logo placement on the fighting mat, and our branding can be seen on FOX Television Stations, FX Networks, FUEL TV and Pay-Per-View television worldwide. The UFC fighters we sponsor feature our brand on their uniforms and we also extensively advertise at the UFC events.

We are also currently engaged in various in-store promotions, including point-of-purchase stands, aisle displays in retail outlets, as well as sample demonstrations in Dick’s Sporting Goods, GNC, Vitamin World and Vitamin Shoppe.

In 2011, we launched an advanced website in seeking to tap into the social networking world and to further our brand and consumer awareness. The information in our website is not part of this report. We have included our website address as a factual reference and do not intend it to be an active link to our website. Also, we currently have over 617,000 fans combined between our company and executive officer Facebook and Twitter accounts.

Industry Overview

We operate within the large and growing U.S. nutritional supplements industry. According to Nutrition Business Journal’s 2012 Supplement Business Report, our industry generated over $30 billion in sales in 2011 and $28.1 billion in 2010, and is projected to grow at an average annual rate of approximately 6.0% through 2020.

According to Nutrition Business Journal, sports nutrition products represented approximately 12% of the total sales in the U.S. nutritional supplements industry in 2011, and the category is expected to grow at a 9.1% compound annual growth rate (or CAGR) from 2012 to 2020, representing the fastest growing product category in the nutritional supplements industry.

We believe there are several key demographic, healthcare and lifestyle trends driving the continued growth of our industry. These trends include:

•	Increasing awareness of nutritional supplements across major age and lifestyle segments of the U.S. population. We believe that awareness of the benefits of nutritional supplements is growing among active, younger populations, providing the foundation for our future consumer base. In addition, the average age of the U.S. population is increasing and data from the United States Census Bureau indicates that the number of Americans age 65 or older is expected to increase by approximately 36% from 2010 to 2020. We believe that these consumers are likely to increasingly use nutritional supplements and generally have higher levels of disposable income to pursue healthier lifestyles.

•	Increased focus on fitness and healthy living. We believe that consumers are trying to lead more active lifestyles and become increasingly focused on healthy living, nutritional and supplemental. According to the Nutrition Business Journal’s 2012 Supplement Business Report, 20% of the U.S. adult population (or 47 million people) were regular or heavy users of vitamins in 2011. We believe that growth in our industry will continue to be driven by consumers who increasingly embrace health and wellness as an important part of their lifestyles.

Participants in our industry include specialty retailers, supermarkets, drugstores, mass merchants, multi-level marketing organizations, online retailers, mail-order companies and a variety of other small participants. The nutritional supplements sold through these channels are divided into four major product categories: vitamins, minerals and health supplements; sports nutrition products; diet products; and other wellness products. Most supermarkets, drugstores and mass merchants have narrow nutrition supplement product offerings limited primarily to simple vitamins and herbs, with less knowledgeable sales associates than specialty retailers.

Our Products

We currently offer 28 athlete-focused, high quality nutritional supplement products. None of our products are formulated to contain substances that have been the subject of publicized health concerns by the medical community such as ephedra, androstene, androstenedione, aspartame, steroids or human growth hormones. Our products are comprised of vitamins, minerals, herbs and herbal extracts, carbohydrates, proteins and amino acids tested by our recognized scientists, and intended to be safe and effective for the overall health of athletes. Moreover, our nutritional supplements are intended to enhance the effects of workouts, support muscle recovery and strength, and nourish the human body for optimal physical fitness. The following is a brief description of our current products:

Product Name	Description and/or Intended Benefits
Amino 1TM	Hydration sports recovery drink with amino acids, coconut water powder and electrolytes
Armor-V Advanced Multi Nutrient Complex®	Advanced multi-vitamin complex; multiple vitamins and minerals along with immune system support
AssaultTM	Fuel pre-workout power for long-lasting energy to enhance focus and build lean muscle mass
Battle Fuel XTTM	Herbal formula to enhance athletic performance and support testosterone production
BCAA	Promote muscle development and maintenance through several amino acid complexes
Bizzy Diet® StackTM	Combination of products to support fat loss and lean muscle tissue
MusclePharm BulletProof Nighttime Recovery Matrix®	Promote deep sleep; optimize recovery; and support growth hormone/testosterone output
Carnitine Core TM	Promote energy for muscle gain and fat loss
Casein	Slow digesting protein with added digestive enzymes and pro-biotic blend
CLA CoreTM	Support body composition and aid in weight loss
Combat Powder®	High protein supplement; enhance digestion of nutrients and maximize response to intense training
Creatine	Promote strength, power and endurance
MusclePharm Energel®	Increased “Energy On The Go®” for workouts and daily activities
Fish Oil	Blend of nutritional oils
GetSwole® StackTM	Combination of products to support lean muscle mass
Glutamine	Assist in recovery time, enhance muscle growth
Hybrid N.O.TM	Increase muscle fullness and vascularity
Live Shredded® StackTM	Combination of products to support lean muscle mass maintenance
MusclePharm Musclegel®	Protein and nutrition supplement, contains several different proteins

Re-Con®	Promote post-workout growth and repair; replenish nutrients
MusclePharm Shred Matrix®	Multi-level weight-loss system; increase metabolism, decrease body fat, appetite balance and weight management
Z-Core PMTM	Mineral support formula to support natural testosterone levels, deep sleep and healthy libido function
FitMiss BurnTM	Support appetite balance, increased energy and healthy metabolism for women
FitMiss CleanseTM	Support healthy body composition and weight management for women
FitMiss DelightTM	Protein nutrition shake for women
FitMiss ToneTM	Support body composition and aids in weight loss for women
FitMiss IgniteTM	Pre-workout energy booster for women
FitMiss Balance	Multivitamin and mineral product for women

MusclePharm Apparel

We granted an exclusive indefinite license to market, manufacture, design and sell our existing apparel line. The licensee paid an initial fee of $250,000 in June, 2011 and will pay us a 10% net royalty based on the licensee’s net income at the end of each fiscal year. As of December 31, 2012, we had not earned any royalty revenue under this licensing arrangement.

Quality in Our Products

In seeking quality in our products, we require that before a product is brought to market, all:

•	supplements are supported with publicly available scientific research and references;

•	our manufacturers carry applicable manufacturing licenses;

•	ingredients are combined so that their effectiveness is not impaired;

•	ingredients are in dosage levels that fall within tolerable upper intake levels established for healthy people by the Institute of Medicine of the National Academies;

•	products do not contain any substances banned by major sporting organizations such as the World Anti-Doping Agent, or WADA, NFL or MLB, or adulterated ingredients such as ephedra, androstenedione, aspartame, steroids or human growth hormones;

•	formulations have a minimum two-year shelf life; and

•	tablets, capsules and soft gels are designed to readily dissolve in the body to facilitate absorption.

Future Products

New products are derived from a number of sources, including our management, trade publications, scientific and health journals, consultants and distributors. Prior to introducing new products, we investigate product formulations as they relate to regulatory compliance and other issues.

Research and Development

Each of our products is the end result of a six stage process involving recognized nutrition scientists, doctors and professional athletes. Our expenses for research and development for the years ended December 31, 2012 and 2011, were approximately $0.2 million and $0.1 million, respectively.

Management Information, Internet and Telecommunication Systems

The ability to efficiently manage distribution, compensation, inventory control, and communication functions through the use of sophisticated and dependable information processing systems is critical to our success.

We continue to invest in applications and integrations to improve and optimize business processes and to increase performance company wide.

Product Returns

We provide an informal seven day right of return for our products. Historically, product returns as a percentage of our net sales have been nominal.

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

We have obtained U.S. registration on trademarks for eight of our products with USPTO applications pending on several of our newest products. We have abandoned or not pursued efforts to register marks identifying other items in our product line for various reasons including the inability of some names to qualify for registration. We also received federal trademark registration for 14 names or expressions that we use or intend to use to distinguish ourselves from others, with several USPTO applications pending. All trademark registrations are protected for an initial period of five years and then are renewable after five years if still in use and every 10 years thereafter.

We have filed for a provisional patent to protect technology used in certain of our products, including MusclePharm Musclegel® and Re-Con®. The patent was filed in the United States as a Patent Cooperation Treaty (PCT) application to secure patent protection worldwide. An International Search Report (ISR)/Written Opinion was issued in October 2012, and was published at the International Bureau on February 28, 2013.

We also have filed for protection of various marks throughout the world and are committed to a significant long-term strategy to build and protect the MusclePharm brand globally. The “MusclePharm” mark is pending registration in 14 countries. The mark has been granted final trademark registration in six countries, and we believe the remaining registrations will be granted within the next several months.

The “MP” logo has been filed and registration granted in one country. The application for protection of the logo is expected to be filed in the near future in 26 additional countries. Going forward, we expect to seek trademark registration for our best-selling international products.

Competition

We compete with many companies engaged in selling nutritional supplements. The sports nutrition business is highly competitive. Most of our competitors have significantly more financial and human resources than we do, and have operating histories longer than ours. We seek to differentiate our products and marketing from our competitors based on our product quality, the use of sports celebrity endorsers and through our marketing program. Competition is based primarily on quality and assortment of products, marketing support, and availability of new products. Currently, our main competitors are three private companies: Optimum Nutrition, Inc., or Optimum, Iovate Health Sciences, Inc., or IHS, and Bio-Engineered Supplements and Nutrition, Inc., or BSN. Optimum is a wholly owned subsidiary of Glanbia Nutritionals, Inc., an international nutritional ingredients group. Optimum owns and operates two brands of nutritional supplements (Optimum Nutrition and American Body Building), providing a line of products across multiple categories. IHS is a nutritional supplement company that delivers a range of products to the nutritional marketplace. Headquartered in Oakville, Ontario, Canada, IHS’s line of products can be found in major retail stores and include such brands as Hydroxy-Cut™, Cell-Tech™, Six Star Nutrition™. BSN is also a sports nutrition leader whose top products include No-Explode™ and Syntha Six Protein™.

The retail market for nutritional supplements is characterized by a few dominant national companies, including GNC, Vitamin World, Vitamin Shoppe, and Great Earth Vitamin Stores. Others have a presence within local markets, such as Vitamin Cottage in Denver, Colorado. Four companies dominate the online channel—bodybuilding.com, vitamins.com (owned by Puritan’s Pride), GNC.com and vitaminshoppe.com, the latter two having retail sales locations as well.

Major competitors in the sports nutrition and weight-loss markets consist of companies such as EAS, Inc., Weider Nutrition International, Inc. and Twinlab Corporation, which dominate the market with such products as Myoplex (EAS), Body Shaper (Weider) and Ripped Fuel (Twinlab).

We also compete with a number of large direct selling firms selling nutritional, diet, health, personal care and environmental products, and numerous small competitors. The principal direct selling competitors are Amway Corporation, Nature’s Bounty, Inc., Sunrider Corporation, New Vision USA, Inc., Herbalife International of America, Inc., USANA, Inc., and Melaleuca, Inc.

We intend to compete by aggressively marketing our brand, emphasizing our relationships with professional athletes, and maximizing our relationships with those athletes, retail outlets and industry publications that align with our vision.

Our Manufacturers

We are committed to producing and selling highly efficacious products that are trusted for their quality and safety. To date, our products have been outsourced to a third party manufacturer where the products are manufactured in full compliance with the current good manufacturing practice, or cGMP, standards set by the U.S. Food and Drug Administration, or FDA.

We use four non-affiliated principal manufacturers for the components of our products, and multiple vendors for packaging and labeling. We have an agreement in place with our primary manufacturer. This agreement was designed to support our growth and ensure consistence in production and quality. Our primary manufacturer purchases all needed raw materials from suppliers. Additionally, our primary manufacturer is responsible for acquisition and storage of all product inventory (at both on and off-site facilities). We do not take title to our products until time of shipment to retailers. The three non-primary manufacturers are governed by purchase order terms and can be terminated at any time.

Our relationship with any of our manufactures may be terminated upon proper notice. We have established relationships with other manufacturers that we believe can satisfy our needs if our relationship with any manufacturer terminates.

Product Delivery

All of our products shipped out of the United States are shipped by our manufacturers directly to our retailers. Our manufacturers collect sales tax on products based upon the address of the consumer to whom products are sent regardless of how the order is placed. Products sold by MuscleCharm Canada are shipped from our inventory held in Canada. We collect sales tax on products when applicable.

Regulatory Matters

Government Regulation and Statutes – Product Regulation

Domestic

The manufacture, packaging, labeling, advertising, promotion, distribution and sale of our products are subject to regulation by one or more federal agencies, including the FDA, Consumer Product Safety Commission, or CPSC, and the U.S. Department of Agriculture, or USDA. Advertising and other forms of promotion and methods of marketing are subject to regulation primarily by the U.S. Federal Trade Commission, or FTC, which regulates these activities under the Federal Trade Commission Act, or FTCA. The foregoing matters regarding our products are also regulated by various state and local agencies as well as those of each foreign country to which we distribute our products.

The Dietary Supplement Health and Education Act of 1994, or DSHEA, amended the Federal Food, Drug, and Cosmetic Act, or FFDC Act, to establish a new framework governing the composition, safety, labeling, manufacturing and marketing of dietary supplements. All of the products we market are regulated as dietary supplements under the FFDC Act.

Generally, under the FFDC Act, dietary ingredients that were marketed in the United States prior to October 15, 1994 may be used in dietary supplements without notifying the FDA. “New” dietary ingredients (i.e., dietary ingredients that were “not marketed in the United States before October 15, 1994”) must be the subject of a new dietary ingredient notification submitted to the FDA unless the ingredient has been “present in the food supply as an article used for food” without being “chemically altered”. A new dietary ingredient notification must provide the FDA with evidence of a “history of use or other evidence of safety” establishing that use of the dietary ingredient “will reasonably be expected to be safe”. A new dietary ingredient notification must be submitted to the FDA at least 75 days before it is initially marketed. The FDA may determine that a new dietary ingredient notification does not provide an adequate basis to conclude that the ingredient is reasonably expected to be safe. Such a determination could prevent the marketing of the dietary ingredient. The FDA recently issued draft guidance governing the notification for new dietary ingredients. Although FDA guidance is not mandatory, and companies are free to use an alternative approach if the approach satisfies the requirements of applicable laws and regulations, FDA guidance is a strong indication of the FDA’s “current thinking” on the topic discussed in the guidance, including its position on enforcement. At this time, it is difficult to determine whether the draft guidance, if finalized, would have a material impact on our operations. However, if the FDA were to enforce the applicable statutes and regulations in accordance with the draft guidance as written, this manner of enforcement could require us to incur additional expenses, which could be significant, and negatively impact our business in several ways, including, but not limited to, enjoining the manufacturing of our products until the FDA determines that we are in compliance and can resume manufacturing, which could increase our liability and reduce our growth prospects.

The Dietary Supplement Labeling Act of 2011, which was introduced in July 2011 (S1310), would amend the FFDC Act to, among other things, (i) require dietary supplement manufacturers to register the dietary supplements that they manufacture with the FDA (and provide a list of the ingredients in and copies of the labels and labeling of the supplements), (ii) mandate the FDA and the Institute of Medicine (a non-governmental, nonprofit organization that provides advice to the public and decision makers, such as the FDA, concerning health issues) to identify dietary ingredients that cause potentially serious adverse effects, (iii) require warning statements for dietary supplements containing potentially unsafe ingredients and (iv) require that the FDA define the term “conventional food”. If the bill is reintroduced and enacted, it could restrict the number of dietary supplements available for sale, increase our costs, liabilities and potential penalties associated with manufacturing and selling dietary supplements, and reduce our growth prospects.

The Dietary Supplement Safety Act (S3002) was introduced in February 2010 and would repeal the provision of DSHEA that permits the sale of all dietary ingredients sold in dietary supplements marketed in the United States prior to October 15, 1994, and instead permit the sale of only those dietary ingredients included on a list of Accepted Dietary Ingredients to be issued and maintained by the FDA. The bill also would allow the FDA to: impose a fine of twice the gross profits earned by a distributor on sales of any dietary supplement found to violate the law; require a distributor to submit a yearly report on all non-serious adverse event reports received during the year to the FDA; and allow the FDA to recall any dietary supplement it determines with “a reasonable probability” would cause serious adverse health consequences or is adulterated or misbranded. The bill also would require any dietary supplement distributor to register with the FDA and submit a list of the ingredients in and copies of the labels of its dietary supplements to the FDA and thereafter update such disclosures yearly and submit any new dietary supplement product labels to the FDA before marketing any dietary supplement product. If this bill is reintroduced and enacted, it could severely restrict the number of dietary supplements available for sale and increase our costs and potential penalties associated with selling dietary supplements.

The FDA or other agencies could take actions against products or product ingredients that in its determination present an unreasonable health risk to consumers that would make it illegal for us to sell such products. In addition, the FDA could issue consumer warnings with respect to the products or ingredients in such products at the point they are sold to end users. Such actions or warnings could be based on information received through FFDC Act-mandated reporting of serious adverse events. The FDA in recent years has applied these procedures to require that consumers be warned to stop using certain dietary supplements. For businesses that have been subjected to these regulatory actions, sales have been reduced and the businesses have been required to pay refunds for recalled products.

In general, we seek representations and warranties, indemnification and/or insurance from our vendors. However, even with adequate insurance and indemnification, any claims of non-compliance could significantly damage our reputation and consumer confidence in our products. In addition, the failure of such products to comply with applicable regulatory and legislative requirements could prevent us from marketing the products or require us to recall or remove such products from the market, which in certain cases could materially and adversely affect our business, financial condition and results of operations.

Under the current provisions of the FFDC Act, there are four categories of claims that pertain to the regulation of dietary supplements. First are health claims that describe the relationship between a nutrient or dietary ingredient and a disease or health related condition and can be made on the labeling of dietary supplements if supported by significant scientific agreement and authorized by the FDA in advance via notice and comment rulemaking. Second are nutrient content claims which describe the nutritional value of the product and may be made if defined by the FDA through notice and comment rulemaking and if one serving of the product meets the definition. Third are statements of nutritional support or product performance. The FFDC Act permits “statements of nutritional support” to be included in labeling for dietary supplements without FDA pre-market approval. These statements must be submitted to the FDA within 30 days of marketing and may describe how a particular dietary ingredient affects the structure, function or general well-being of the body, or the mechanism of action by which a dietary ingredient may affect body structure, function or well-being, but may not expressly or implicitly represent that a dietary supplement will diagnose, cure, mitigate, treat or prevent a disease. A company that uses a statement of nutritional support in labeling must possess scientific evidence substantiating that the statement is truthful and not misleading. The fourth category are drug claims, representations that a product is intended to diagnose, mitigate, treat, cure or prevent a disease, are prohibited from use in the labeling of dietary supplements, and we make no drug claims regarding our products.

We may make claims for our dietary supplement products regarding three of the four categories, that are statements of nutritional support, health claims and nutrient content claims when authorized by the FDA, or that otherwise are allowed by law. The FDA’s interpretation of what constitutes an acceptable statement of nutritional support may change in the future, thereby requiring that we revise our labeling. These regulatory activities include those discussed above concerning products marketed before October 15, 1994 or afterwards, and the requirements of 75 days advance notice to the FDA before marketing products containing new dietary ingredients. There is no assurance that the FDA will accept the evidence of safety for any new dietary ingredients that we may wish to market, and the FDA’s refusal to accept that evidence could prevent the marketing of the new dietary ingredients and dietary supplements containing a new dietary ingredient. If the FDA determines that a particular statement of nutritional support is an unacceptable drug claim, conventional food claim or an unauthorized version of a “health claim”, or, if the FDA determines that a particular claim is not adequately supported by existing scientific data or is false or misleading, we would be prevented from using the claim.

In addition, DSHEA provides that so-called “third-party literature”, e.g., a reprint of a peer-reviewed scientific publication linking a particular dietary ingredient with health benefits, may be used “in connection with the sale of a dietary supplement to consumers” without the literature being subject to regulation as labeling. The literature: (1) must not be false or misleading; (2) may not “promote” a particular manufacturer or brand of dietary supplement; (3) must present a balanced view of the available scientific information on the subject matter; (4) if displayed in an establishment, must be physically separate from the dietary supplements; and (5) should not have appended to it any information by sticker or any other method. If the literature fails to satisfy each of these requirements, we may be prevented from disseminating such literature with our products, and any dissemination could subject our product to regulatory action as an illegal drug.

Our dietary supplements must also comply with the Dietary Supplement and Nonprescription Drug Consumer Protection Act, which became effective on December 22, 2007. This law amends the FFDC Act to mandate that we report to the FDA any reports of serious adverse events that we receive. Under the law, an “adverse event” is any health-related event associated with the use of a dietary supplement that is adverse, and a “serious adverse event” is any adverse event that results in death, a life-threatening experience, inpatient hospitalization, a persistent or significant disability or incapacity, or a congenital anomaly or birth defect, or requires, based on reasonable medical judgment, a medical or surgical intervention to prevent one of these outcomes. Serious adverse event reports received through the address or phone number on the label of a dietary supplement, as well as all follow-up reports of new medical information received within one year after the initial report, must be submitted to the FDA no later than 15 business days after the report is received. The law also requires recordkeeping for reports of non-serious adverse events as well as serious adverse events for six years following the event, and these records are subject to FDA inspection.

In June 2007, pursuant to the authority granted by the FFDC Act as amended by DSHEA, the FDA published detailed current good manufacturing practice, or cGMP, regulations that govern the manufacturing, packaging, labeling and holding operations of dietary supplement manufacturers. The cGMP regulations, among other things, impose significant recordkeeping requirements on manufacturers. The cGMP requirements are in effect for all manufacturers, and the FDA is conducting inspections of dietary supplement manufacturers pursuant to these requirements. There remains considerable uncertainty with respect to the FDA’s interpretation of the regulations and their actual implementation in manufacturing facilities. The failure of a manufacturing facility to comply with the cGMP regulations renders products manufactured in such facility “adulterated”, and subjects such products and the manufacturer to a variety of potential FDA enforcement actions.

The FDA has also announced its intention to promulgate new cGMPs specific to dietary supplements, to fully enforce DSHEA and monitor compliance with the Bioterrorism Act of 2002. We intend to comply with the new cGMPs once they are adopted. The new cGMPs, predicted to be finalized shortly, would be more detailed and stringent than the cGMPs that currently apply to dietary supplements and may, among other things, require dietary supplements to be prepared, packaged, produced and held in compliance with regulations similar to the cGMP regulations for drugs. There can be no assurance that, if the FDA adopts cGMP regulations for dietary supplements, we will be able to comply with the new regulations without incurring a substantial expense.

In addition, under the Food Safety Modernization Act, or FSMA, which was enacted on January 4, 2011, the manufacturing of dietary ingredients contained in dietary supplements will be subject to similar or even more burdensome manufacturing requirements, which will likely increase the costs of dietary ingredients and will subject suppliers of such ingredients to more rigorous inspections and enforcement. The FSMA will also require importers of food, including dietary supplements and dietary ingredients, to conduct verification activities to ensure that the food they might import meets applicable domestic requirements.

The FDA has broad authority to enforce the provisions of federal law applicable to dietary supplements, including powers to issue a public warning or notice of violation letter to a company, publicize information about illegal products, detain products intended for import, require the reporting of serious adverse events, require a recall of illegal or unsafe products from the market, and request the Department of Justice to initiate a seizure action, an injunction action or a criminal prosecution in the U.S. courts. The FSMA expands the reach and regulatory powers of the FDA with respect to the production and importation of food, including dietary supplements. The expanded reach and regulatory powers include the FDA’s ability to order mandatory recalls, administratively detain domestic products, require certification of compliance with domestic requirements for imported foods associated with safety issues and administratively revoke manufacturing facility registrations, effectively enjoining manufacturing of dietary ingredients and dietary supplements without judicial process. The regulation of dietary supplements may increase or become more restrictive in the future.

Our failure to comply with applicable FDA regulatory requirements could result in, among other things, injunctions, product withdrawals, recalls, product seizures, fines and criminal prosecutions.

Our advertising of dietary supplement products is subject to regulation by the FTC under the FTCA. Section 5 of the FTCA empowers the FTC to prohibit unfair methods of competition and unfair or deceptive acts or practices in or affecting commerce. Section 12 of the FTCA provides that the dissemination of any false advertisement for the purpose of inducing, directly or indirectly, the purchase of drugs or foods, which would include dietary supplements, is an unfair or deceptive act or practice. Additionally, under the FTC’s Substantiation Doctrine, an advertiser is required to have a “reasonable basis” for all objective product claims before the claims are made. Failure to adequately substantiate claims may also be considered an unfair or deceptive practice. Pursuant to this FTC requirement, we are required to have adequate substantiation for all material advertising claims made for our products.

On November 18, 1998, the FTC issued “Dietary Supplements: An Advertising Guide for Industry.” This guide provides marketers of dietary supplements with guidelines for applying FTC law to dietary supplement advertising and reiterates and explains the FTC’s “reasonable basis” determination. It includes examples of the principles that should be used when interpreting and substantiating dietary supplement advertising. Although the guide provides additional explanation, it does not substantively change the FTC’s existing policy that all supplement marketers have an obligation to ensure that claims are presented truthfully and to verify that such claims are adequately substantiated.

The FTC has a variety of processes and remedies available to it for enforcement, both administratively and judicially, including compulsory process, cease and desist orders and injunctions. FTC enforcement can result in orders requiring, among other things, limits on advertising, corrective advertising, consumer redress, divestiture of assets, rescission of contracts and such other relief as may be deemed necessary. Any violation could have a material adverse effect on our business, financial condition and results of operations.

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

Foreign

Our products which we sell or may make plans to sell in foreign countries are also subject to regulation under various national, local and international laws that include provisions governing, among other things, the formulation, manufacturing, packaging, labeling, advertising and distribution of dietary supplements and over-the-counter drugs. These regulations may prevent or delay entry into the market or prevent or delay the introduction, or require the reformulation, of certain of our products. Compliance with such foreign governmental regulations is generally the responsibility of our distributors for those countries. These distributors are independent contractors over whom we have limited control.

Possible New Legislation or Regulation

Legislation may be introduced which, if passed, would impose substantial new regulatory requirements on dietary supplements. For example, although not yet reintroduced in this session of Congress, bills have been repeatedly proposed in past sessions of Congress which would subject the dietary ingredient dehydroepiandrosterone, or DHEA, to the requirements of the Controlled Substances Act, which would prevent the sale of products containing DHEA. In March 2009, the General Accounting Office, or GAO, issued a report that made four recommendations to enhance the FDA’s oversight of dietary supplements. The GAO recommended that the Secretary of the Department of Health and Human Services direct the Commissioner of the FDA to: (1) request authority to require dietary supplement companies to identify themselves as a dietary supplement company and update this information annually, provide a list of all dietary supplement products they sell and a copy of the labels and update this information annually, and report all adverse events related to dietary supplements, not just serious adverse events; (2) issue guidance to clarify when an ingredient is considered a new dietary ingredient, the evidence needed to document the safety of new dietary ingredients, and appropriate methods for establishing ingredient identity; (3) provide guidance to industry to clarify when products should be marketed as either dietary supplements or conventional foods formulated with added dietary ingredients; and (4) coordinate with stakeholder groups involved in consumer outreach to identify additional mechanisms for educating consumers about the safety, efficacy, and labeling of dietary supplements, implement these mechanisms, and assess their effectiveness. These recommendations could lead to increased regulation by the FDA or future legislation concerning dietary supplements.

We cannot determine what effect additional domestic or international governmental legislation, regulations, or administrative orders, when and if promulgated, would have on our business in the future. New legislation or regulations may require the reformulation of certain products to meet new standards, require the recall or discontinuance of certain products not capable of reformulation, impose additional record keeping or require expanded documentation of the properties of certain products, expanded or different labeling or scientific substantiation.

Employees

We believe that our success will depend significantly on our ability to identify, attract, and retain capable employees. As of March 29, 2013, we had 47 full time employees. Our employees are not represented by any collective bargaining unit, and we believe our relations with our employees are good. We have recently completed staffing for the in-house medical and physiology center on-site in our training facilities.

Insurance

We maintain commercial liability, including product liability coverage, and property insurance. Our policy provides for a general liability of $1.0 million per occurrence, and $2.0 million annual aggregate coverage which includes our main corporate facility. We carry property coverage on our main office facility to cover our legal liability, tenant’s improvements, business property, and inventory. We maintain product liability insurance with an aggregate cap on retained loss of $5.0 million.

Item 1A. Risk Factors

Set forth below are risks with respect to our Company. Readers should review these risks, together with the other information contained in this report. The risks and uncertainties we have described in this report are not the only ones we face. There may be additional risks and uncertainties that are not presently known to us, or that we presently deem immaterial, that may become material and also adversely affect our business. If any of the following risks develop into actual events, our business, financial conditions or results of operations could be material and adversely affected. See “Forward-Looking Statements” at the beginning of this report for additional risks.

Risks Related to Our Business and Industry

Our business and operations are experiencing rapid growth. If we fail to effectively manage our growth, our business and operating results could be harmed.

We have experienced and expect to continue to experience rapid growth in our operations, which has placed, and will continue to place, significant demands on our management, and our operational and financial infrastructure. If we do not effectively manage our growth, we may fail to attain operational efficiencies we are seeking, timely deliver products to our customers in sufficient volume or the quality of our products could suffer, which could negatively affect our operating results. To effectively manage this growth, we expect we will need to hire additional persons, particularly in sales and marketing, and we will need to continue to improve significantly our operational, financial and management controls and our reporting systems and procedures. These additional employees, systems enhancements and improvements will require significant capital expenditures and management resources. Failure to implement these proposed growth objectives would likely hurt our ability to manage our growth and our financial position.

As of the date of this report, management has taken over the shipping of most product, other than drop shipments, to our customers from our 152,000 square foot distribution center in Franklin, Tennessee. We have hired a warehouse manager, and relocated two shipping logistic individuals from our Denver, Colorado office to manage shipping. We also hired several local warehouse individuals to manage this process. We believe this efficiency will improve our shipping time and reduce our overall cost of goods sold.

Additionally, the Company has hired six new sales and marketing individuals to continue the expansion and growth of sales. The finance team has added four new staff members and our board of directors appointed a new Chief Financial Officer on July 1, 2012. New controls and procedures have been implemented over sales orders and discounting as well as new financial controls, budgeting processes, daily and monthly monitoring reports along with dashboard reporting for aiding management in making good decisions.

The Company has appointed a five member Board of Directors, three of which are independent by the board. The Company has also appointed an audit committee, and compensation committee. Regular board meetings are held and task lists are reviewed and checked off with members of outside counsel to mitigate issues and promote further improvements around internal controls and reporting which the Company believes is much improved but not yet complete.

Our failure to respond appropriately to competitive challenges, changing consumer preferences and demand for new products could significantly harm our customer relationships and product sales.

The nutritional sports supplement industry is characterized by intense competition for product offerings and rapid and frequent changes in consumer demand. Our failure to predict accurately product trends could negatively impact our products and cause our revenues to decline.

Our success with any particular product offering (whether new or existing) depends upon a number of factors, including our ability to:

•	deliver products in a timely manner in sufficient volumes;
•	accurately anticipate customer needs and forecast accurately to our manufacturers in an expanding business;
•	differentiate our product offerings from those of our competitors;
•	competitively price our products; and
•	develop new products.

Products often have to be promoted heavily in stores or in the media to obtain visibility and consumer acceptance. Acquiring distribution for products is difficult and often expensive due to slotting and other promotional charges mandated by retailers. Products can take substantial periods of time to develop consumer awareness, consumer acceptance and sales volume. Accordingly, some products may fail to gain or maintain sufficient sales volume and as a result may have to be discontinued. In a highly competitive marketplace it may be difficult to have retailers open stock-keeping units (sku’s) for new products.

Our management has determined that certain disclosure controls and procedures may be ineffective, even though they have been improved upon, which could result in material misstatements in our financial statements.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. As of December 31, 2012, our management determined that some of our disclosure controls and procedures were ineffective due to weaknesses in our financial closing process.

We intend to implement remedial measures designed to address the ineffectiveness of our disclosure controls and procedures, such as hiring several individuals with significant accounting, auditing and financial reporting experience and segregating our internal and external financial reporting among our larger financing and accounting staff, implementing more specific segregation of our accounting software and providing historical information more timely, such as monthly budgeting analysis and cash reporting. We have also adopted and implemented written procedures to document purchase orders, product discounts and product transition flow as well as analysis of our cost of goods sold. If these remedial measures are insufficient to address the ineffectiveness of our disclosure controls and procedures, or if material weaknesses or significant deficiencies in our internal control are discovered or occur in the future and the ineffectiveness of our disclosure controls and procedures continues, we may fail to meet our future reporting obligations on a timely basis, our consolidated financial statements may contain material misstatements, we could be required to restate our prior period financial results, our operating results may be harmed, we may be subject to class action litigation, and if we gain a listing on a stock exchange, our common stock could be delisted from that exchange. Any failure to address the ineffectiveness of our disclosure controls and procedures could also adversely affect the results of the periodic management evaluations regarding the effectiveness of our internal control over financial reporting and our disclosure controls and procedures that are required to be included in our annual report on Form 10-K. Internal control deficiencies and ineffective disclosure controls and procedures could also cause investors to lose confidence in our reported financial information. We can give no assurance that the measures we plan to take in the future will remediate the ineffectiveness of our disclosure controls and procedures or that any material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or adequate disclosure controls and procedures or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our consolidated financial statements.

If we fail to comply with the rules under the Sarbanes-Oxley Act of 2002 related to disclosure controls and procedures, or, if we discover material weaknesses and other deficiencies in our internal control and accounting procedures, our stock price could decline significantly and raising capital could be more difficult.

If we fail to comply with the rules under the Sarbanes-Oxley Act of 2002 related to disclosure controls and procedures, or, if we discover additional material weaknesses and other deficiencies in our internal control and accounting procedures, our stock price could decline significantly and raising capital could be more difficult. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock could drop significantly. In addition, we cannot be certain that additional material weaknesses or significant deficiencies in our internal controls will not be discovered in the future.

Our industry is highly competitive, and our failure to compete effectively could adversely affect our market share, financial condition and future growth.

The nutritional supplement industry is highly competitive with respect to:

•	price;
•	shelf space and store placement;
•	brand and product recognition;
•	new product introductions; and
•	raw materials.

Most of our competitors are larger more established and possess greater financial, personnel, distribution and other resources than we have. We face competition in the health food channel from a limited number of large nationally known manufacturers, private label brands and many smaller manufacturers of dietary supplements.

We rely on a limited number of customers for a substantial portion of our sales, and the loss of or material reduction in purchase volume by any of these customers would adversely affect our sales and operating results.

For the year ended December 31, 2012, two of our customers accounted for approximately 45% of our sales. Our largest customer for the year ended December 31, 2012, accounted for 33% of our sales. For the year ended December 31, 2011, two customers accounted for approximately 55% of our sales and our largest customer represented 41% of our sales. The loss of any of our major customers, a significant reduction in purchases by any major customer, or, any serious financial difficulty of a major customer, could have a material adverse effect on our sales and results of operations.

Adverse publicity or consumer perception of our products and any similar products distributed by others could harm our reputation and adversely affect our sales and revenues.

We believe we are highly dependent upon positive consumer perceptions of the safety and quality of our products as well as similar products distributed by other sports nutrition supplement companies. Consumer perception of sports nutrition supplements and our products in particular can be substantially influenced by scientific research or findings, national media attention and other publicity about product use. Adverse publicity from these sources regarding the safety, quality or efficacy of nutritional supplements and our products could harm our reputation and results of operations. The mere publication of news articles or reports asserting that such products may be harmful or questioning their efficacy could have a material adverse effect on our business, financial condition and results of operations, regardless of whether such news articles or reports are scientifically supported or whether the claimed harmful effects would be present at the dosages recommended for such products.

We rely on highly skilled personnel and, if we are unable to retain or motivate key personnel, hire qualified personnel, we may not be able to grow effectively.

Our performance largely depends on the talents and efforts of highly skilled individuals. Our future success depends on our continuing ability to identify, hire, develop, motivate and retain highly skilled personnel for all areas of our organization, particularly sales and marketing. Competition in our industry for qualified employees is intense. In addition, our compensation arrangements, such as our bonus programs, may not always be successful in attracting new employees or retaining and motivating our existing employees. Our continued ability to compete effectively depends on our ability to attract new employees and to retain and motivate our existing employees.

If we are unable to retain key personnel, our ability to manage our business effectively and continue our growth could be negatively impacted.

Our management employees include Brad J. Pyatt, L. Gary Davis, John H. Bluher, Jeremy R. DeLuca and Cory J. Gregory. These key management employees are primarily responsible for our day-to-day operations, and we believe our success depends in large part on our ability to retain them and to continue to attract additional qualified individuals to our management team. Currently, we have executed employment agreements with our key management employees. The loss or limitation of the services of any of our key management employees or the inability to attract additional qualified personnel could have a material adverse effect on our business and results of operations.

Our operating results may fluctuate, which makes our results difficult to predict and could cause our results to fall short of expectations.

Our operating results may fluctuate as a result of a number of factors, many of which may be outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance. Our quarterly, year-to-date, and annual expenses as a percentage of our revenues may differ significantly from our historical or projected rates. Our operating results in future quarters may fall below expectations. Each of the following factors may affect our operating results:

•	our ability to deliver products in a timely manner in sufficient volumes;
•	our ability to recognize product trends;
•	our loss of one or more significant customers;
•	the introduction of successful new products by our competitors; and
•	adverse media reports on the use or efficacy of nutritional supplements.

Because our business is changing and evolving, our historical operating results may not be useful to you in predicting our future operating results.

The continuing effects of the most recent global economic crisis may impact our business, operating results, or financial condition.

The global economic crisis that began in 2008 has caused disruptions and extreme volatility in global financial markets and increased rates of default and bankruptcy, and has impacted levels of consumer spending. These macroeconomic developments could negatively affect our business, operating results, and financial condition. For example, if consumer spending decreases, this may result in lower sales.

We may be exposed to material product liability claims, which could increase our costs and adversely affect our reputation and business.

As a marketer and distributor of products designed for human consumption, we could be subject to product liability claims if the use of our products is alleged to have resulted in injury. Our products consist of vitamins, minerals, herbs and other ingredients that are classified as dietary supplements and in most cases are not subject to pre-market regulatory approval in the United States or internationally. Previously unknown adverse reactions resulting from human consumption of these ingredients could occur.

We have not had any product liability claims filed against us, but in the future we may be subject to various product liability claims, including among others that our products had inadequate instructions for use, or inadequate warnings concerning possible side effects and interactions with other substances. The cost of defense can be substantially higher than the cost of settlement even when claims are without merit. The high cost to defend or settle product liability claims could have a material adverse effect on our business and operating results.

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

Our industry is characterized by vigorous pursuit and protection of intellectual property rights, which has resulted in protracted and expensive litigation for several companies. Third parties may assert claims of misappropriation of trade secrets or infringement of intellectual property rights against us or against our end customers or partners for which we may be liable.

As our business expands, the number of products and competitors in our markets increases and product overlaps occur, infringement claims may increase in number and significance. Intellectual property lawsuits are subject to inherent uncertainties due to the complexity of the technical issues involved, and we cannot be certain that we would be successful in defending ourselves against intellectual property claims. Further, many potential litigants have the capability to dedicate substantially greater resources than we can to enforce their intellectual property rights and to defend claims that may be brought against them. Furthermore, a successful claimant could secure a judgment that requires us to pay substantial damages or prevents us from distributing products or performing certain services.

An increase in product returns could negatively impact our operating results and profitability.

We permit the return of damaged or defective products and accept limited amounts of product returns in certain instances. While such returns have historically been nominal and within management’s expectations and the provisions established, future return rates may differ from those experienced in the past. Any significant increase in damaged or defective products or expected returns could have a material adverse effect on our operating results for the period or periods in which such returns materialize.

We have no manufacturing capacity and anticipate continued reliance on third-party manufacturers for the development and commercialization of our products.

We do not currently operate manufacturing facilities for production of our products. We lack the resources and the capabilities to manufacture our products on a commercial scale. We do not intend to develop facilities for the manufacture of products in the foreseeable future. We rely on third-party manufacturers to produce bulk products required to meet our sales needs. We plan to continue to rely upon contract manufacturers to manufacture commercial quantities of our products.

Our contract manufacturers’ failure to achieve and maintain high manufacturing standards, in accordance with applicable regulatory requirements, or the incidence of manufacturing errors, could result in consumer injury or death, product shortages, product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could seriously harm our business. Contract manufacturers often encounter difficulties involving production yields, quality control and quality assurance, as well as shortages of qualified personnel. Our existing manufacturers and any future contract manufacturers may not perform as agreed or may not remain in the contract manufacturing business. In the event of a natural disaster, business failure, strike or other difficulty, we may be unable to replace a third-party manufacturer in a timely manner and the production of our products would be interrupted, resulting in delays, additional costs and reduced revenues.

A shortage in the supply of key raw materials could increase our costs or adversely affect our sales and revenues.

All of our raw materials for our products are obtained from third-party suppliers. Since all of the ingredients in our products are commonly used, we have not experienced any shortages or delays in obtaining raw materials. If circumstances changed, shortages could result in materially higher raw material prices or adversely affect our ability to have a product manufactured. Price increases from a supplier would directly affect our profitability if we are not able to pass price increases on to customers. Our inability to obtain adequate supplies of raw materials in a timely manner or a material increase in the price of our raw materials could have a material adverse effect on our business, financial condition and results of operations.

Because we are subject to numerous laws and regulations, and we may become involved in litigation from time to time, we could incur substantial judgments, fines, legal fees and other costs.

Our industry is highly regulated. The manufacture, labeling and advertising for our products are regulated by various federal, state and local agencies as well as those of each foreign country to which we distribute. These governmental authorities may commence regulatory or legal proceedings, which could restrict the permissible scope of our product claims or the ability to manufacture and sell our products in the future. The U.S. Food and Drug Administration, or FDA, regulates our products to ensure that the products are not adulterated or misbranded. Failure to comply with FDA requirements may result in, among other things, injunctions, product withdrawals, recalls, product seizures, fines and criminal prosecutions. Our advertising is subject to regulation by the Federal Trade Commission, or FTC, under the Federal Trade Commission Act. In recent years the FTC has initiated numerous investigations of dietary supplement and weight loss products and companies. Additionally, some states also permit advertising and labeling laws to be enforced by private attorney generals, who may seek relief for consumers, seek class action certifications, seek class wide damages and product recalls of products sold by us. Any of these types of adverse actions against us by governmental authorities or private litigants could have a material adverse effect on our business, financial condition and results of operations.

A member of our management team has been involved in a bankruptcy proceeding and other failed business ventures that may expose us to assertions that we are not able to effectively manage our business, which could have a material adverse effect on our business and your investment in our securities.

Our chief executive officer and co-chairman of our board of directors, Brad J. Pyatt, has been involved in a personal bankruptcy and other failed business ventures. This may expose us to assertions by others that our management team may not know how to effectively run a business. To address this risk, our board of directors has devoted significant time and energy to bolstering our management team with individuals who have public company experience and financial expertise, as well as adding independent board members. Notwithstanding these efforts, if our business partners and investors do not have confidence in our management team, it could have a material adverse effect on our business and your investment in our company.

Because certain of our stockholders control a significant number of shares of our common stock, they may have effective control over actions requiring stockholder approval.

As of March 29, 2013, our directors, executive officers, and their respective affiliates, beneficially own approximately 8.2% of our outstanding shares of common stock. Also, two of our executive officers own 51 shares of our Series B Preferred Stock, which has voting control of the Company. As a result, these stockholders, acting together, would have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

•	delaying, deferring or preventing a change in corporate control;
•	impeding a merger, consolidation, takeover or other business combination involving us; or
•	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

The conversion reset provision relating to our Series D Preferred Stock could result in difficulty for us to obtain future equity financing.

Because the conversion price reset provisions relating to our Series D Preferred Stock discussed above are so significant and to the potential detriment of common stockholders, it may make it more difficult for us to raise any future equity capital. This potential difficulty should be reviewed in light of our existing levels of little capital and significant working capital deficit. As of the date of issuance of this report approximately 76% of the preferred stock issued in the Series D offering has been converted to common stock, greatly reducing this risk.

We may, in the future, issue additional shares of common stock, which would reduce investors’ percent of ownership and may dilute our share value.

Our articles of incorporation, as amended, authorize the issuance of 100,000,000 shares of common stock and 10,000,000 shares of preferred stock, of which (i) 5,000,000 shares have been designated as Series A Convertible Preferred Stock, (ii) 51 shares have been designated as Series B Preferred Stock, (iii) 500 shares have been designated as Series C Convertible Preferred Stock and (iv) 1,600,000 shares have been designated as Series D Convertible Preferred Stock. The articles of incorporation authorize our board of directors to prescribe the series and the voting powers, designations, preferences, limitations, restrictions and relative rights of any undesignated shares of our preferred stock. The future issuance of common stock and preferred stock may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. We may value any common stock or preferred stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

We may issue additional shares of preferred stock in the future that may adversely impact your rights as holders of our common stock.

Our articles of incorporation, as amended, authorize us to issue shares of preferred stock in various series. Currently, we have 51 shares of Series B Preferred Stock issued and outstanding, which shares have voting control of the Company. Each share of our Series A Preferred Stock is convertible into 200 shares of our common stock although no shares of this series are outstanding. Each shares of our Series D Convertible Preferred Stock is convertible into two shares of our common stock. In addition, our board of directors has the authority to fix and determine the relative rights and preferences of our authorized but undesignated preferred stock, as well as the authority to issue shares of such preferred stock, without further stockholder approval. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders preferred rights to our assets upon liquidation, the right to receive dividends before dividends are declared to holders of our common stock, and the right to the redemption of such preferred stock, together with a premium, prior to the redemption of the common stock. To the extent that we do issue such additional shares of preferred stock, your rights as holders of common stock could be impaired thereby, including, without limitation, dilution of your ownership interests in us. In addition, shares of preferred stock could be issued with terms calculated to delay or prevent a change in control or make removal of management more difficult, which may not be in your interest as a holder of common stock.

Our common stock is quoted on the OTCBB which may have an unfavorable impact on our stock price and liquidity.

Our common stock is quoted on the OTCBB. The OTCBB is a significantly more limited market than the New York Stock Exchange or the NASDAQ Stock Market. The quotation of our shares on the OTCBB may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future.

Nevada corporations laws limit the personal liability of corporate directors and officers and require indemnification under certain circumstances.

Section 78.138(7) of the Nevada Revised Statutes provides that, subject to certain very limited statutory exceptions or unless the articles of incorporation provide for greater individual liability, a director or officer of a Nevada corporation is not individually liable to the corporation or its stockholders for any damages as a result of any act or failure to act in his or her capacity as a director or officer, unless it is proven that the act or failure to act constituted a breach of his or her fiduciary duties as a director or officer and such breach involved intentional misconduct, fraud or a knowing violation of law. We have not included in our articles of incorporation any provision intended to provide for greater liability as contemplated by this statutory provision.

In addition, Section 78.7502(3) of the Nevada Revised Statutes provides that to the extent a director or officer of a Nevada corporation has been successful on the merits or otherwise in the defense of certain actions, suits or proceedings (which may include certain stockholder derivative actions), the corporation shall indemnify such director or officer against expenses (including attorneys’ fees) actually and reasonably incurred by such director or officer in connection therewith.

Item 2. Properties

Our corporate headquarters is located in Denver, Colorado. This commercial office building is 30,302 square feet and includes, a full performance training center, medical laboratory and a 96-seat theatre room. The term of the lease is 65 months, expiring on December 31, 2015. We currently pay approximately $13,500 in lease payments per month.

We lease an office and distribution warehouse in Boise, Idaho. The warehouse is 6,035 square feet and expired in February 2013. We currently pay approximately $3,500 per month in rent. The office is 4,776 square feet with a term of two years, expiring October 31, 2014. We currently pay approximately $4,400 per month for this lease.

We lease a 64,000 square foot warehouse facility in Franklin, Tennessee. The term of the lease is through August 31, 2015. We currently pay approximately $9,450 per month for rent.

Through our Ontario, Canada subsidiary, Canada MusclePharm Enterprises Corp., we lease a 10,000 square foot office and warehouse facility in Hamilton, Ontario, Canada. The term of the lease expires on March 31, 2013. We currently pay 6,655 in Canadian dollars (or the U.S. dollar equivalent of about $6,544) per month for rent.

Item 3. Legal Proceedings

From time to time, we have become involved in various legal proceedings that arise in the ordinary course of business or otherwise. Legal proceedings are subject to inherent uncertainties as to timing, outcomes, costs, expenses and time expenditures by our management and others on our behalf. Although there can be no assurance, based on information currently available, we believe that the outcome of legal proceedings that are pending or threatened against us will not have a material effect on our financial condition. However, the outcome of any of these matters is neither probable nor reasonably estimable.

The legal proceedings information set forth under “Commitments, Contingencies and Other Matters” in Note 9(B) to the accompanying consolidated financial statements included in this Annual Report on Form 10-K is incorporated herein by reference.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The following table shows the reported high and low bid quotations per share for our common stock based on information provided by the OTCBB. Our common is quoted on the OTCBB under the symbol “MSLP.OB”. These prices reflect the 1-for-850 reverse stock split of our common stock that we effected on November 26, 2012.

	High	Low
2012
Fourth Quarter	$6.21	$3.40
Third Quarter	$17.43	$5.02
Second Quarter	$31.88	$10.20
First Quarter	$31.03	$5.10

2011
Fourth Quarter	$22.10	$5.95
Third Quarter	$33.15	$11.90
Second Quarter	$68.85	$21.25
First Quarter	$110.50	$30.60

Quotations on the OTCBB reflect bid and ask quotations, may reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions.

The Company’s transfer agent is Corporate Stock Transfer, Inc. Their business address is 3200 Cherry Creek Drive South, Suite 430 Denver, CO 80209.

As of March 29, 2013, there were approximately 420 holders of record of our common stock. This figure does not take into account those stockholders whose certificates are held in street name by brokers and other nominees. We estimate that such holders number approximately 3,700.

At March 29, 2013 the Company’s issued and diluted shares were as follows:

Shares issued and outstanding at December 31, 2012	2,747,308
Series D Preferred Stock converted to Common Stock through March 29, 2013	2,352,250
Net shares issued through March 29, 2013	1,667,089
Shares issued and outstanding at March 29, 2013	6,776,647
Series D Preferred Stock not yet converted	647,750
Shares awaiting authorization for issuance	307,506
Unvested executive stock awards	86,275
Fully Diluted as of March 29, 2013	7,818,178

Unregistered Sale of Securities

Series D Preferred Stock Issuances

Between January 16, 2013 and February 4, 2013, the Company issued an aggregate of 1,500,000 shares of Series D Preferred Stock for aggregate gross proceeds of approximately $12 million.

Common Stock Issuances

Between October and November 2012 the Company issued 16,908 shares of common stock in accordance with consulting agreements valued at $106,200.

In December 2012 the Company issued 50,000 shares of common stock valued at $549,950 for interest on debt.

Between February and March 2013 the Company issued 2,352,250 shares of common stock pursuant to the conversion of 1,176,125 shares of Series D preferred stock.

In March 2013 the Company issued 142,282 shares of common stock pursuant to the ratchet provisions in the July 2012 securities purchase agreements which are valued at $853,692.

In March 2013 the Company issued an aggregate 741,017 shares of common stock pursuant consulting agreements valued at approximately $6,297,694.

In March 2013 the Company issued an aggregate 43,137 shares of common stock pursuant the vesting of stock awards valued at $294,167.

In March, 2013, the Company an aggregate 705,883 shares of common stock through a private placement to several investors for $6,000,000.

Dividend Policy

We have never declared dividends on our common stock, and currently do not plan to declare dividends on shares of our common stock in the foreseeable future. We expect to retain our future earnings, if any, for use in the operation and expansion of our business. Subject to the foregoing, the payment of cash dividends in the future, if any, will be at the discretion of our board of directors and will depend upon such factors as earnings levels, capital requirements, our overall financial condition and any other factors deemed relevant by our board of directors.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read together with our consolidated financial statements and the related notes thereto reflected in the index to the consolidated financial statements in this report. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. See “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements. Actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors, including those set forth under “Risk Factors” and elsewhere in this report. All share amounts and per share amounts in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” reflect the 1-for-850 reverse stock split of our common stock that we effected on November 26, 2012.

Plan of Operation

We develop, market and sell athlete-focused, high quality nutritional supplements primarily to specialty resellers. Our propriety and award winning products address active lifestyles including muscle building, weight loss, and maintaining general fitness through a daily nutritional supplement regimen. Our products are available in over 10,500 U.S. retail outlets, including Dick’s Sporting Goods, GNC, Vitamin Shoppe and Vitamin World. We also sell our products in over 100 online channels, including bodybuilding.com, amazon.com, gnc.com and vitacost.com. Internationally, our nutritional supplements are sold in approximately 90 countries, and we expect that international sales will be a significant part of our sales for the foreseeable future.

Our primary growth strategy is to:

(1)	increase our product distribution and sales through increased market penetrations both domestically and internationally;

(2)	increase our margins by focusing on streamlining our operations and seeking operating efficiencies in all areas of our operations;

(3)	continue to conduct additional testing of the safety and efficacy of our products and formulate new products; and

(4)	increase awareness of our products by increasing our marketing and branding opportunities through endorsements, sponsorships and brand extensions.

Our core marketing strategy is to brand MusclePharm as the “must have” fitness brand for workout enthusiasts and elite athletes. We seek to be known as The Athletes Company®, run by athletes who create their products for other athletes both professional and otherwise. We believe that our marketing mix of endorsers, sponsorships and providing sample products for our retail resellers to use is an optimal strategy to increase sales.

Results of Operations

Year ended December 31, 2012 compared to the year ended December 31, 2011.

	Year Ended December 31,
	2012	2011

Sales – net	$67,055,215	$17,212,636
Cost of sales	52,726,934	14,845,069
Gross profit	14,328,281	2,367,567
General and administrative expenses	23,064,092	18,587,727
Loss from operations	(8,735,811)	(16,220,160)
Other expense	(10,216,984)	(7,060,790)
Net loss	(18,952,795)	(23,280,950)
Net loss per share – basic and diluted	$(13.00)	$(70.30)
Weighted average number of common shares outstanding during the period – basic and diluted	1,458,757	331,159

Revenues

Our net revenues increased 290% to approximately $67.1 million for the year ended December 31, 2012, compared to approximately $17.2 million for the year ended December 31, 2011. Sales during the year ended December 31, 2012 increased due to increased awareness of our product brand. We have focused on an aggressive marketing plan to penetrate the market, as such, significant expenditures related to advertising and promotions have been experienced. The sales increase was also the result of capital spent on marketing and brand recognition with distributors along with endorsements and sponsorships. The Company’s many efforts for growth included hiring new managers, additional sales and marketing staff, along with adding new products in an effort to continue to expand our customer base. Another growth area was sales in the international markets. International sales are included in the results of operations and increased approximately $16.2 million or 405% to $20.2 million for the year ended December 31, 2012, compared to $4.0 million for the year ended December 31, 2011.

Overall as a direct result of our aggressive marketing plan, our products are currently being offered in more retail stores, both domestically and internationally, receiving better shelf placement, and receiving recognized awards compared to the prior period. The Company has an exclusive marketing arrangement with the UFC, Ultimate Fighting Championships, which has called out MusclePharm as the Supplement of Choice for the UFC and at the 2012 Bodybuilding.com Supplement Awards, we received three Awards of Excellence; (i) the “Brand of the Year” award, (ii) the “Packaging of the Year” award, and (iii) the “Pre-Workout Supplement of the Year” award for Assault TM .

Gross Profit

Gross profit for the year ended December 31, 2012 was approximately $14.3 million or 21% of revenue, compared to approximately $2.4 million or 14% of revenue for the year ended December 31, 2011. The increase was primarily due to the reduction to discounts as a percentage of sales and favorable terms for manufacturing improvements in product pricing. For the year ended December 31, 2012, the discounts and allowances as a percentage of sales was 14% compared to the year ended December 31, 2011 which was 19%. We expect our focus on streamlining operations will increase our operating efficiencies and will further improve our gross profit percentage.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2012 increased to $23.1 million, compared to $18.6 million for the year ended December 31, 2011. Our 290% sales growth necessitated substantial increases in our general and administrative expenses and included $2.2 million in advertising and promotions and $2.4 million in sponsorship and endorsements all used to promote brand and product awareness. We expect as we continue to promote our brand and products, these areas and levels of promotion will hold steady or increase relative to overall efforts to increase product awareness and sales. Salaries and benefits, excluding executive bonuses, also increased by $1.3 million; however, these were approximately 5% of sales for 2012 compared to approximately 11% of sales in the 2011 period.

Increases in investment advisory and legal fees of $3.1 million were a result of efforts required to obtain financing and dispute resolutions along with two consulting contracts that require us to issue 8.4% of our common stock on an ongoing, fully diluted basis.

The increase in all other general administrative areas of $4.3 million along with significant items listed above, were partially offset by the decrease in stock based compensation of approximately $8.6 million.

The following table provides an overview of expense categories and percentage of net revenue:

	2012 ($)	% of Revenue	2011 ($)	% of Revenue
Advertising Expense	$8,430,401	12.6%	$5,241,585	30.5%
Operating Expense	5,512,197	8.2%	5,277,500	30.7%
Professional & R&D Expense	4,524,964	6.7%	888,695	5.1%
Salary and Wage Expense	4,596,530	6.9%	7,179,947	41.7%
Total G&A Expense	$23,064,092	34.4%	$18,587,727	108%

Operating Loss

Operating loss for the year ended December 31, 2012 was approximately $8.7 million, compared to approximately $16.2 million for the year ended December 31, 2011.

Interest Expense

Interest expense for the year ended December 31, 2012 was approximately $7.3 million, as compared to approximately $3.7 million for the year ended December 31, 2011. The increase in interest expense primarily relates to increased interest on debt of $0.6 million, increased amortization of debt issuance costs of $0.1 million and increased amortization of debt discounts of $2.9 million during the year ended December 31, 2012.

Other Expense

Other expenses for the year ended December 31, 2012 were approximately $10.2 million, compared to approximately $7.1 million for the year ended December 31, 2011, an increase of 44.7%. The components of our other expense are as follows:

	Year Ended December 31,
	2012	2011
Derivative expense	$(4,409,214)	$(4,777,654)
Change in fair value of derivative liabilities	5,899,968	5,162,100
Loss on settlement of accounts payable, debt and conversion of Series C preferred stock (2012 only)	(4,447,732)	(3,862,458)
Interest expense	(7,335,070)	(3,711,278)
Foreign currency transaction gain	15,030	-
Licensing income	10,000	250,000
Other income (expense)	50,034	(121,500)
	$(10,216,984)	$(7,060,790)

Net Loss

Net loss for the year ended December 31, 2012 was approximately $19 million, or $(13.00) per share, compared to the net loss of approximately $23.3 million or $(70.30) per share, for the year ended December 31, 2011. Inflation did not have a material impact on our operations for the years ended December 31, 2012 and 2011.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working deficit at December 31, 2012, compared to December 31, 2011:

	At December 31, 2012	At December 31, 2011	Increase/(Decrease)

Current Assets	$4,949,881	$4,016,833	$933,048
Current Liabilities	16,520,456	17,710,100	(1,189,644)
Working Deficit	$(11,570,575)	$(13,693,267)	$(2,122,692)

Our primary source of operating cash has been from the sale of equity, the issuance of convertible secured promissory notes and other short-term debt as discussed below.

Company’s management believes that with increased sales expansion and the opening of the Franklin, Tennessee distribution center, there will be opportunities to increase sales; however, the Company may need to continue to raise capital in order execute the business plan, which includes buying more inventory and broadening the sales platform. There can be no assurance that such capital will be available on acceptable terms or at all.

On December 4, 2012, we entered into a $1.0 million bridge loan to provide us with short-term financing.  In connection with the bridge loan, we entered into a subscription agreement with six subscribers pursuant to which we issued an aggregate $1.0 million principal amount of promissory notes and 50,000 shares of common stock to the subscribers.  The promissory notes were repaid in January 2013.  Additionally, we granted the subscribers “piggy-back” registration rights for the shares of common stock in certain circumstances.

At December 31, 2012, we had cash of $0 and a working capital deficit of approximately $11.6 million, compared to cash of approximately $0.7 million and a working capital deficit of approximately $13.7 million at December 31, 2011. The working capital deficit decrease of approximately $2.1 million was primarily due to a net decrease in derivative liabilities of approximately $7.0 million, an increase in accounts receivable of approximately $.7 million, offset by an increase in customer deposits of approximately $0.3 million, an increase in the current portion of debt of approximately $3.2 million and an increase in accounts payable and accrued liabilities of approximately $2.4million.

Cash used in operating activities was approximately $0.7 million for the year ended December 31, 2012, as compared to cash used in operating activities of approximately $5.8 million for the year ended December 31, 2011. The decrease in cash used in operating activities of approximately $5.1 million was primarily due to a decrease in net loss of approximately $4.3 million, an increased payables and customer deposits of approximately $4.3 million, an increase in depreciation and amortization of approximately $0.3 million, a decrease in accounts receivable of approximately $1.5 million and an increase in amortization expense of approximately $2.3 offset by a decrease in stock and warrants issued for services of approximately $3.4 million, a decrease in losses related to repayments and conversions of debt of approximately $0.6 million, a decrease in derivative expense and fair value changes of approximately $1.1 million and a increases in prepaids, inventory, and other assets of approximately $1.2 million.

Cash used in investing activities increased to $965,327 from $831,511 for the year ended December 31, 2012 and 2011, respectively, due to slightly higher spending on fixed assets. Future investments in property and equipment, as well as further development of our Internet presence will largely depend on available capital resources.

Cash flows provided by financing activities were approximately $1 million for the year ended December 31, 2012, compared to cash flows provided by financing activities of approximately $7.2 million for the year ended December 31, 2011. The approximately $6.2 million decrease was due to primarily to the approximately $5.8 million in repayment of debt and approximately $0.5 million for the purchase of treasury stock offset by an increase in proceeds from issuance of debt of approximately $0.8 million offset by an increase in proceeds from issuance of common stock and warrants of approximately $0.7 million.

	Year Ended December 31,
	2012	2011
Cash Flows From Financing Activities:
Proceeds from issuance of debt	$5,823,950	$6,612,900
Repayment of debt	(5,847,575)	(75,285)
Debt issuance costs	(234,450)	(263,283)
Repurchase of common stock	(460,978)	-
Proceeds from issuance of preferred stock	-	100,000
Proceeds from issuance of common stock and warrants – net of recapitalization payment	1,660,760	875,000
Cash overdraft	69,370	-
Net Cash (Used In) Provided By Financing Activities	$1,011,077	$7,249,332

Financing

Our primary source of operating cash had been through the sale of equity and debt which included the issuance of secured and unsecured promissory notes, some debt had conversion rights to equity and a recent bridge loan in the fourth quarter of 2012.

In the fourth quarter of 2012, the Company filed a Form S-1 registration statement whereby the Company offered preferred stock for $8.00 that was convertible into two shares of common stock, subject to adjustment. This registration was not fully completed until February 4, 2013; whereby, the Company issued 1.5 million shares of Series D Convertible Preferred Stock in exchange for gross proceeds of $12 million. The Company’s net proceeds from the offering were approximately $10.8 million after placement agent discounts, and other offering expenses of $1.2 million.

On March 26, 2013, the Company entered into subscription agreements with non-affiliated accredited investors for the issuance of 705,882 shares of common stock pursuant to exemptions from registration under federal and state securities laws. The shares of common stock were sold for $8.50 per share. The gross proceeds to the Company of $6.0 million were reduced by commissions and issuance costs of $115,000.

Company management believes that with increased sales expansion and the opening of the Franklin, Tennessee distribution center, there will be opportunities to increase sales; however, the Company may need to continue to raise capital in order execute the business plan, which includes buying more inventory and broadening the sales platform. There can be no assurance that such capital will be available on acceptable terms or at all

Off-Balance Sheet Arrangements

Other than the operating leases detailed below, as of December 31, 2012, the company did not have any off-balance sheet arrangements. The Company is obligated under an operating lease for the rental of office space and a 152,000 square foot distribution center in Franklin, Tennessee. Future minimum rental commitments with a remaining term in excess of one year as of December 31, 2012 are summarized as follows:

Years Ending December 31,

2013	$333,902
2014	436,688
2015	311,209
Total minimum lease payments	$1,081,799

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Risks and Uncertainties

The company operates in an industry that is subject to rapid change and intense competition. Our company operations are subject to significant risk and uncertainties including financial, operational, technological, regulatory and other risks, including the potential risk of business failure.

Principles of Consolidation

All intercompany accounts and transactions have been eliminated in consolidation.

 Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable represents trade obligations from customers that are subject to normal trade collection terms. The company evaluates monthly the collectability of our accounts receivable and considers the need to establish an allowance for doubtful accounts based upon historical collection experience and specific customer information. Accordingly, the actual amounts could vary from the recorded allowances.

Management performs ongoing evaluations of the company’s customers’ financial condition and generally do not require collateral. Some international customers are required to pay for their orders in advance of shipment. Management reviews accounts receivable monthly and reduces the carrying amount by a valuation allowance that reflects management’s best estimate of amounts that may not be collectible. Allowances, if any, for uncollectible accounts receivable are determined based upon information available and historical experience.

The company does not charge interest on past due receivables. Receivables are determined to be past due based on the payment terms of the original invoices. The Company’s finance department contacts all past due customers to request payment.

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

The following are the major categories of liabilities measured at fair value on a recurring basis as of December 31, 2012 and 2011, using quoted prices in active markets for identical liabilities (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	As of December 31,
	2012	2011

Derivative liabilities (Level 2)	$-	$7,061,238

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

We have an informal seven day right to return products. There were nominal returns at the years ended December 31, 2012 and 2011.

Foreign Currency

We began operations in Canada in April 2012. The Canadian Dollar was determined to be the functional currency as the majority of the transactions related to the day to day operations of the business are exchanged in Canadian Dollars. At the end of the period, the financial results of the Canadian operation are translated into the United States Dollar, which is the reporting currency, and added to the U.S. operations for consolidated company financial results. The revenue and expense items are translated using the average rate for the period and the assets and liabilities at the end of period rate. Transactions that have completed the accounting cycle and resulted in a gain or loss related to translation are recorded in realized gain or loss due to foreign currency translation under other income expense on the statements of operations and comprehensive income. Transactions that have not completed their accounting cycle but appear to have gain or loss due to the translation process are recorded as unrealized gain or loss due to translation and held in the equity section on the balance sheet until such date the accounting cycle of a transaction is complete and the actual realized gain or loss is recognized.

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

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04 “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and International Financial Reporting Standards (“IFRS”). ASU 2011-04 includes common requirements for measurement of and disclosure about fair value between GAAP and IFRS. ASU 2011-04 requires reporting entities to disclose additional information for fair value measurements categorized within Level 3 of the fair value hierarchy. In addition, ASU 2011-04 requires reporting entities to make disclosures about amounts and reasons for all transfers in and out of Level 1 and Level 2 fair value measurements. The new and revised disclosures are effective for interim and annual reporting periods beginning after December 15, 2011. This pronouncement has been implemented in the Company’s financial statements for the year ended December 31, 2012 without impact.

Item 8. Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

MusclePharm Corporation

Denver, Colorado

We have audited the accompanying consolidated balance sheet of MusclePharm Corporation and subsidiary (the "Company") as of December 31, 2012, and the related consolidated statements of operations and comprehensive income, stockholders' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements and assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MusclePharm Corporation and subsidiary as of December 31, 2012, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ EKS&H LLLP

March 29, 2013

Denver, Colorado

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

www.Bermancpas.com • info@Bermancpas.com

Registered with the PCAOB • Member AICPA Center for Audit Quality

Member American Institute of Certified Public Accountants

Member Florida Institute of Certified Public Accountants

MusclePharm Corporation and Subsidiary

Consolidated Balance Sheets

	December 31,
	2012	2011
Assets
Current Assets:
Cash	$-	$659,764
Cash – restricted	9,148	-
Accounts receivable – net	3,302,344	2,569,092
Inventory	257,975	-
Prepaid giveaways	358,800	-
Prepaid stock compensation	44,748	534,456
Prepaid sponsorship fees	6,249	203,333
Deferred equity costs	698,500	-
Other	272,117	50,188
Total current assets	4,949,881	4,016,833
Property and equipment – net	1,356,364	907,522
Debt issue costs – net	335,433	68,188
Other assets	125,049	53,585
Total assets	$6,766,727	$5,046,128
Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued liabilities	$11,721,205	$9,359,073
Customer deposits	336,211	8,047
Debt – net	4,463,040	1,281,742
Derivative liabilities	-	7,061,238
Total Current Liabilities	16,520,456	17,710,100
Long Term Liabilities:
Debt – net	4,523	307,240
Total Liabilities	$16,524,979	$18,017,340
Commitments and contingencies:
Stockholders’ Deficit:
Preferred stock, $0.001 par value, Series A Convertible Preferred Stock, 5,000,000 shares authorized, none issued and outstanding	-	-
Preferred stock, $0.001 par value, Series B Preferred Stock, 51 shares authorized, 51 shares issued and outstanding	-	-
Preferred stock, $0.001 par value, Series C Convertible Preferred Stock, 500 shares authorized, 190 and 190 issued none and 190 outstanding	-	-
Common Stock, $0.001 par value; 100,000,000 shares authorized, 2,778,404 and 712,860 issued and 2,747,308 and 712,860 outstanding	2,778	713
Treasury Stock, at cost; 31,096 and zero shares	(460,978)	-
Additional paid-in capital	54,817,341	32,184,756
Accumulated deficit	(64,109,476)	(45,156,681)
Accumulated other comprehensive loss	(7,917)	-
Total Stockholders’ Deficit	(9,758,252)	(12,971,212)
Total Liabilities and Stockholders’ Deficit	$6,766,727	$5,046,128

The accompanying notes are an integral part of these consolidated financial statements.

MusclePharm Corporation and Subsidiary

Consolidated Statements of Operations and Comprehensive Income

	Year Ended December 31,
	2012	2011
Sales - net	$67,055,215	$17,212,636
Cost of sales	52,726,934	14,845,069
Gross profit	14,328,281	2,367,567
General and administrative expenses	23,064,092	18,587,727
Loss from operations	(8,735,811)	(16,220,160)
Other expense
Derivative expense	(4,409,214)	(4,777,654)
Change in fair value of derivative liabilities	5,899,968	5,162,100
Loss on settlement of accounts payable, debt and conversion of Series C preferred stock (2012 only)	(4,447,732)	(3,862,458)
Interest expense	(7,335,070)	(3,711,278)
Foreign currency transaction gain	15,030	-
Licensing income	10,000	250,000
Other income (expense)	50,034	(121,500)
Total other expense	(10,216,984)	(7,060,790)

Net loss	$(18,952,795)	$(23,280,950)

Net loss available to common stockholders
Net loss	(18,952,795)	(23,280,950)
Series C Preferred Stock dividend	-	(293)
Net loss available to common stockholders	$(18,952,795)	$(23,280,657)
Net income (loss) per share available to common stockholders – basic and diluted	$(13.00)	$(70.30)
Weighted average number of common shares outstanding during the period – basic and diluted	1,458,757	331,158

Other comprehensive income
Net change in Foreign currency translation	(7,917)	-
Total other comprehensive income (loss)	(7,917)	-
Total comprehensive income (loss)	$(18,960,712)	$(23,280,657)

The accompanying notes are an integral part of these consolidated financial statements.

MusclePharm Corporation and Subsidiary

Consolidated Statement of Stockholders’ Deficit

Years ended December 31, 2012 and 2011

			Series B		Series C
	Series A Convertible		Preferred		Convertible				Additional				Total
	Preferred Stock		Stock		Preferred Stock		Common Stock		Paid-	Treasury	Accumulated	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	Stock	Deficit	Translation	Deficit
Balance - December 31, 2010	-	$-	-	$-	-	$-	139,585	$140	$20,130,631	$-	$(21,875,438)	$-	$(1,744,667)

Issuance of common and preferred stock:
Conversion of convertible debt	-	-	-	-	-	-	298,897	299	4,268,558	-	-	-	4,268,857
Conversion of secured/unsecured debt	-	-	-	-	-	-	47,386	47	857,905	-		-	857,952
Cash	-	-	-	-	-	-	96,471	96	874,904	-	-	-	875,000
Cash	-	-	-	-	100	-	-	-	100,000	-	-	-	100,000
Services - third parties	-	-	-	-	-	-	54,731	55	1,199,789	-	-	-	1,199,844
Services - third parties	-	-	-	-	90	-	-	-	90,000	-	-	-	90,000
Services - third parties - future services	-	-	-	-	-	-	4,706	5	214,245	-	-	-	214,250
Extension of debt maturity date	-	-	-	-	-	-	11,030	11	161,239	-	-	-	161,250
Settlement of accounts payable	-	-	-	-	-	-	64,172	64	3,646,655	-	-	-	3,646,719
Cancellation of shares	-	-	-	-	-	-	(4,118)	(4)	4	-	-	-	-
Share based payments - related parties	-	-	51	-	-	-	-	-	-	-	-	-	-
Dividends on Series C Convertible Preferred Stock - related parties	-	-	-	-	-	-	-	-	-	-	(293)	-	(293)
Reclassification of derivative liability to additional paid in capital	-	-	-	-	-	-	-	-	640,826	-		-	640,826
Net loss	-	-	-	-	-	-	-	-	-	-	(23,280,950)	-	(23,280,950)

Balance - December 31, 2011	-	-	51	-	190	-	712,860	713	32,184,756	-	(45,156,681)	-	(12,971,212)

Issuance of common and preferred stock:
Conversion of preferred shares	-	-	-	-	(190)	-	22,353	22	614,962	-	-	-	614,984
Conversion of secured/unsecured debt	-	-	-	-	-	-	290,961	290	1,420,132	-		-	1,420,422
Cash	-	-	-	-	-	-	199,422	199	1,660,561	-	-	-	1,660,760
Interest	-	-	-	-	-	-	58,945	58	334,040	-	-	-	334,098
Services - third parties	-	-	-	-	-	-	113,740	113	1,107,605	-	-	-	1,107,718
Executive/board compensation	-	-	-	-	-	-	431,034	431	4,686,083	-	-	-	4,686,514
Warrant conversions/settlements	-	-	-	-	-	-	853,082	853	7,294,914	-	-	-	7,295,767
Forbearance of agreement terms	-	-	-	-	-	-	95,528	95	1,239,939	-	-	-	1,240,033
Treasury shares purchased	-	-	-	-	-	-	(31,096)			(460,978)	-	-	(460,978)
Additional shares from roundup of split shares	-	-	-	-	-	-	479	4	(4)	-	-	-	-
Employee stock awards	-	-	-	-	-	-	-	-	149,966	-	-	-	149,966
Reclassification of derivative liability to additional paid in capital	-	-	-	-	-	-	-	-	4,124,387	-			4,124,387
Translation gain/loss	-	-	-	-	-	-	-	-	-	-		(7,917)	(7,917)
Net loss	-	-	-	-	-	-	-	-	-	-	(18,952,795)		(18,952,795)

Balance - December 31, 2012	-	$-	51	$-	-	$-	2,747,308	$2,778	$54,817,341	$(460,978)	$(64,109,476)	$(7,917)	$(9,758,252)

The accompanying notes are an integral part of these consolidated financial statements.

MusclePharm Corporation and Subsidiary

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2012	2011
Cash Flows From Operating Activities:

Net loss	$(18,952,795)	$(23,280,950)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	475,320	171,587
Bad debt	9,490	120,477
Warrants issued for services – third parties	-	1,989,982
Stock issued for services – third parties	-	1,289,844
Stock issued to extend maturity date of debt	-	161,250
Amortization of prepaid stock compensation and athlete endorsement stock payments	715,661	1,745,705
Amortization of debt discount	6,122,006	3,237,219
Amortization of debt issue costs	394,964	229,499
Amortization of deferred compensation	149,966	-
Loss on settlement of accounts payable	-	2,123,129
Additional consideration given for early debt retirement	779,500	-
Loss on conversion of debt	351,021	1,739,329
Loss on conversion of preferred shares	614,984	-
Loss on conversion of warrants	315,364	-
Loss on repayment of debt	1,196,321	-
Derivative expense	4,409,214	4,777,654
Executive compensation	231,833	-
Change in fair value of derivative liabilities	(5,899,968)	(5,162,100)

Changes in operating assets and liabilities:
(Increase) decrease in:
Restricted cash balance	(9,148)	-
Accounts receivable	(742,742)	(2,262,808)
Prepaid and other	(16,098)	(203,333)
Deferred equity costs	(698,500)	-
Inventory and prepaid giveaways	(616,775)	-
Other	-	7,877
Increase (decrease) in:
Accounts payable and accrued liabilities	10,144,621	7,581,564
Customer deposits	328,164	(67,686)
Net Cash Used In Operating Activities	(697,597)	(5,801,761)

Cash Flows From Investing Activities:
Purchase of property and equipment	(924,162)	(831,511)
Purchase of other assets	(41,165)	-
Net Cash Used In Investing Activities	(965,327)	(831,511)

Cash Flows From Financing Activities:
Proceeds from issuance of debt	5,823,950	6,612,900
Debt issuance costs	(234,450)	(263,283)
Repayment of debt	(5,847,575)	(75,285)
Repurchase of common stock (treasury stock)	(460,978)	-
Proceeds from issuance of preferred stock	-	100,000
Proceeds from issuance of common stock and warrants – net of recapitalization payment	1,660,760	875,000
Cash overdraft	69,370	-
Net Cash Provided by Financing Activities	$1,011,077	$7,249,332

Effects of foreign currency translation:
Foreign currency translation loss	(7,917)	-
Net (decrease) increase in cash	(659,764)	616,060
Cash at beginning of period	659,764	43,704

Cash at end of period	$-	$659,764

Supplemental disclosures of cash flow information:
Cash paid for interest	$501,165	$28,806

Supplemental disclosure of non-cash investing and financing activities:
Stock issued for future services - third parties	$1,107,719	$214,250
Non cash increase in accounts payable related to future services to be paid for with common stock	$-	$100,000
Warrants issued in conjunction with debt issue costs	$427,759	$-
Debt discount recorded on convertible and unsecured debt accounted for as a derivative liability	$3,554,672	$5,473,291
Stock issued to settle accounts payable and accrued interest – third parties	$1,392,143	$1,440,779
Conversion of convertible debt and accrued interest for common stock	$1,069,402	$3,387,480
Stock issued for interest	$334,099	$-
Stock issued to settle accrued executive compensation	$4,667,764	$-
Stock issued for board member compensation	$18,750	$-
Reclassification of derivative liability to additional paid in capital and warrant settlements (2012 only)	$9,784,748	$640,826
Stock issued to acquire equipment	$-	$82,811
Auto acquired through financing	$-	$26,236
Dividends on Series C Preferred Stock – related parties	$-	$293
Stock issued to settle contracts	$3,932	$-
Stock issued to settle accrued liabilities	$384,500	$-

The accompanying notes are an integral part of these consolidated financial statements.

MusclePharm Corporation and Subsidiary

Notes to Consolidated Financial Statements

(December 31, 2012 and 2011)

Note 1: Nature of Operations and Basis of Presentation

Nature of Operations

MusclePharm Corporation and consolidated subsidiary (the “Company”, “we”, “our”, or “MP”) was incorporated in the State of Nevada on August 4, 2006, under the name Tone in Twenty, for the purpose of engaging in the business of providing personal fitness training using isometric techniques. The Company is headquartered in Denver, Colorado.

MusclePharm currently manufactures and markets a wide-ranging variety of high-quality sports nutrition products.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the United States Securities and Exchange Act of 1934.

Note 2: Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of MusclePharm Corporation and its wholly-owned subsidiary MusclePharm Canada Enterprises Corp(“MusclePharm Canada”). MusclePharm Canada began operations in April of 2012. All intercompany accounts and transactions between Musclepharm Corporation and MusclePharm Canada have been eliminated upon consolidation.

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

Management’s Plans with Respect to Liquidity and Capital Resources

The Company’s management believes that with increased sales expansion and the opening of the Franklin, Tennessee distribution center, there will be opportunities to increase sales; however, the Company may need to continue to raise capital in order execute the business plan, which includes buying more inventory and broadening the sales platform. There can be no assurance that such capital will be available on acceptable terms or at all. See Note 12 for subsequent events related to the Company’s capital raising efforts.

MusclePharm Corporation and Subsidiary

Notes to Consolidated Financial Statements

(December 31, 2012 and 2011)

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less and money market accounts to be cash equivalents. At December 31, 2012 and 2011, the Company had no cash equivalents.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.  At December 31, 2012, there were no balances that exceeded the federally insured limit. At December 31, 2011, there was one account that had a balance that exceeded the federally insured limit by approximately $378,000.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable represents trade obligations from customers that are subject to normal trade collection terms. The accounts receivable are sent directly to the Company’s third party manufacturer and netted with any outstanding liabilities to the manufacturer. Liabilities to the manufacturer totaled $4,224,562 and $2,100,214 at December 31, 2012 and 2011, respectively, and are included in accounts payable and accrued liabilities. The Company periodically evaluates the collectability of its accounts receivable and considers the need to establish an allowance for doubtful accounts based upon historical collection experience and specific customer information. Accordingly, the actual amounts could vary from the recorded allowances. There is also a review of customer discounts at the period end and an accrual made for discounts earned but not yet received by quarter end.

The Company does not charge interest on past due receivables. Receivables are determined to be past due based on the payment terms of the original invoices. Accounts receivable consisted of the following at December 31, 2012 and 2011:

	As of December 31, 2012	As of December 31, 2011
Accounts receivable	$4,416,193	$2,766,776
Less: allowance for discounts	(1,088,720)	-
Less: allowance for doubtful accounts	(25,129)	(197,684)
Accounts receivable – net	$3,302,344	$2,569,092

At December 31, 2012 and 2011, the Company had the following concentrations of accounts receivable with customers:

Customer	2012	2011
A	24%	36%
B	20%	7%
C	6%	12%
D	1%	10%

Inventory

Inventory is valued at the lower of cost or market value. Product-related inventories are primarily maintained using the average cost method.

Prepaid Giveaways

Prepaid giveaways represents non-inventory sample items which are given away to aid in promotion of the brand.

Prepaid Sponsorship Fees

Prepaid sponsorship fees represents fees paid in connection with future advertising to be received.

MusclePharm Corporation and Subsidiary

Notes to Consolidated Financial Statements

(December 31, 2012 and 2011)

Prepaid Stock Compensation

Prepaid stock compensation represents amounts paid with stock in connection with future contractual benefits to be received. The Company amortizes these contractual benefits over the life of the contracts using the straight-line method.

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

Deferred Equity Costs

Costs associated with equity offerings are initially classified as deferred equity costs until moneys are received from the sale of equity shares. Upon receipt of funds, the Company nets any deferred equity costs against the gross proceeds recorded as equity.

Website Development Costs

Costs incurred in the planning stage of a website are expensed, while costs incurred in the development stage are capitalized and amortized over the estimated useful life of the asset.

Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances, such as service discontinuance or technological obsolescence, indicate that the carrying amount of the long-lived asset may not be recoverable. When such events occur, the Company compares the carrying amount of the asset to the undiscounted expected future cash flows related to the asset. If the comparison indicates that impairment is present, the amount of the impairment is calculated as the difference between the excess of the carrying amount over the fair value of the asset. If a readily determinable market price does not exist, fair value is estimated using discounted expected cash flows attributable to the asset. During the years ended December 31, 2012 and 2011, the Company recorded no impairment expense.

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

MusclePharm Corporation and Subsidiary

Notes to Consolidated Financial Statements

(December 31, 2012 and 2011)

•	Level 3: Unobservable inputs reflecting the Company’s assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

The following are the major categories of liabilities measured at fair value on a recurring basis as of December 31, 2012 and 2011, using quoted prices in active markets for identical liabilities (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	As of December 31,
	2012	2011

Derivative liabilities (Level 2)	$-	$7,061,238

The Company’s financial instruments consisted primarily of accounts receivable, accounts payable, accrued liabilities and debt. The Company’s debt approximates fair value based upon current borrowing rates available to the Company for debt with similar maturities. The carrying amounts of the Company’s financial instruments generally approximated their fair values as of December 31, 2012 and 2011, respectively, due to the short-term nature of these instruments.

Revenue Recognition

The Company records revenue when all of the following have occurred: (1) persuasive evidence of an arrangement exists, (2) product has been shipped or delivered, (3) the sales price to the customer is fixed or determinable, and (4) collectability is reasonably assured.

Depending on individual customer agreements, sales are recognized either upon shipment of products to customers or upon delivery. For one of our largest domestic customers (See customer “B” below under concentrations), which represents 12% and 14% of our total revenue for the year ended December 31, 2012 and 2011, revenue is recognized upon delivery.

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

The Company records store support, giveaways, sales allowances and discounts as a direct reduction of sales. The Company grants volume incentive rebates to certain customers based on contractually agreed percentages once certain thresholds have been met. These volume incentive rebates are recorded as a direct reduction to sales.

Sales for the years ended December 31, 2012 and 2011 are as follows:

	Year Ended December 31,
	2012	2011
Sales	$77,768,138	$21,197,518

Discounts	(10,712,923)	(3,984,882)

Sales – Net	$67,055,215	$17,212,636

The Company has an informal 7-day right of return for products. There were nominal returns for the years ended December 31, 2012 and 2011.

For the years ended December 31, 2012 and 2011, the Company had the following concentrations of revenues with customers:

Concentrations	Year Ended December 31,
Customer	2012	2011
A	33%	41%
B	12%	14%

MusclePharm Corporation and Subsidiary
Notes to Consolidated Financial Statements

(December 31, 2012 and 2011)

Licensing Income and Royalty Revenue

On May 5, 2011, the Company granted an exclusive indefinite license to a third party for $250,000. The licensee may market, manufacture, design and sell the Company’s existing apparel line. The licensee is obligated to pay the Company a 10% net royalty based on its net income at the end of each fiscal year. To date, no royalty revenue has been earned.

Cost of Sales

Cost of sales represents costs directly related to the production, manufacturing and freight of the Company’s products.

Shipping and Handling

Domestic products sold are shipped directly to the customer from the manufacturer. Costs associated to the shipments are recorded in cost of sales. For Canadian sales, the product is shipped from our Canadian warehouse to our customers and the costs associated with the shipments are recorded as shipping in cost of sales.

Advertising

The Company expenses advertising costs when incurred.

Advertising expense for the years ended December 31, 2012 and 2011, are as follows:

	Year Ended December 31,
	2012	2011

Advertising	$8,430,401	$5,241,585

Income Taxes

Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Beginning with the adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (included in FASB ASC Subtopic 740-10, Income Taxes — Overall), the Company recognizes the effect of income tax positions only if those positions are more likely than not to be sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely to be realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

The Company records interest and penalties related to unrecognized tax benefits in income tax expense. There were no interest or penalties for the years ended December 31, 2012 and 2011.

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

MusclePharm Corporation and Subsidiary

Notes to Consolidated Financial Statements

(December 31, 2012 and 2011)

Significant Customers

In the years ended December 31, 2012 and 2011, the Company has relied on two customers for a substantial portion of its sales making up 45% and 55% of total sales, respectively. MusclePharm’s sales for the years ended December 31, 2012 and 2011 to Bodybuiding.com were 33% and 41%, respectively and to GNC 2012 and 2011 were 12% and 14%, respectively.

Accounts payable and accrued liabilities

Accounts payable and accrued liabilities consists of the Company’s Trade Payables as well as amounts estimated by management for future liability payments that relate to the current accounting period. Management reviews these estimates periodically to determine their reasonableness and fair presentation.

Debt

The Company defines short term debt as any debt payment due less than one year from the date of the financial statements. Long term debt is defined as any debt payment due more than one year from the date of the financial statements. Refer to Note 4 for further disclosure debt liabilities.

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

Deferred Equity Costs

The Company may pay costs related to the underwriting and offering of equity securities. These costs are treated as a reduction to equity capital raised and recorded in equity when the share issuances are recorded. Until the shares are recorded or until offering is aborted, these costs will be held on the balance sheet as a deferred asset.

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

MusclePharm Corporation and Subsidiary

Notes to Consolidated Financial Statements

(December 31, 2012 and 2011)

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

Since the Company reflected a net loss for the years ended December 31, 2012 and 2011, respectively, the effect of considering any common stock equivalents, if exercisable, would have been anti-dilutive. A separate computation of diluted earnings (loss) per share is not presented.

The Company has the following common stock equivalents as of December 31, 2012 and 2011, respectively:

	As of December 31,
	2012	2011
Stock options (exercise price – $425/share)	1,847	1,903
Warrants (exercise price – $12.75 - $1,275/share)	89	72,584
Convertible Series C Preferred Stock (conversion price $8.50/share)	-	23
Convertible debt (conversion price – $1.70- $17/share)	-	527,757
Total common stock equivalents	1,936	602,267

In the above table, some of the outstanding instruments from 2011 contain ratchet provisions that would cause variability in the exercise price at the balance sheet date. As a result, common stock equivalents could change.

Foreign Currency

MusclePharm began operations in Canada in April 2012. The Canadian Dollar was determined to be the functional currency as the majority of the transactions related to the day to day operations of the business are exchanged in Canadian Dollars. At the end of the period, the financial results of the Canadian operation are translated into the U.S. Dollar, which is the reporting currency, and added to the U.S. operations for consolidated company financial results. The revenue and expense items are translated using the average rate for the period and the assets and liabilities at the end of period rate. Transactions that have completed the accounting cycle and resulted in a gain or loss related to translation are recorded in realized gain or loss due to foreign currency translation under other income expense on the income statement. Transactions that have not completed their accounting cycle but appear to have gain or loss due to the translation process are recorded as unrealized gain or loss due to translation and held in the equity section on the balance sheet until such date the accounting cycle of the transaction is complete and the actual realized gain or loss is recognized.

Reclassification

The Company has reclassified certain prior period amounts in the net cash used in operating activities section of the statement of cash flows to conform to the current period presentation. These reclassifications were for presentation purposes had no effect net cash used in operating activities for the periods presented.

MusclePharm Corporation and Subsidiary

Notes to Consolidated Financial Statements

(December 31, 2012 and 2011)

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2011-04 “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and IFRS”. ASU 2011-04 includes common requirements for measurement of and disclosure about fair value between GAAP and the International Financial Reporting Standards (“IFRS”). ASU 2011-04 requires reporting entities to disclose additional information for fair value measurements categorized within Level 3 of the fair value hierarchy. In addition, ASU 2011-04 requires reporting entities to make disclosures about amounts and reasons for all transfers in and out of Level 1 and Level 2 fair value measurements. The new and revised disclosures are effective for interim and annual reporting periods beginning after December 15, 2011. This pronouncement has been implemented in the Company’s financial statements for the year ended December 31, 2012 without impact.

Note 3: Property and Equipment

Property and equipment consisted of the following at December 31, 2012 and 2011:

	2012	2011	Estimated Useful Life
Furniture, fixtures and gym equipment	$1,323,998	$781,786	3 years
Leasehold improvements	563,204	244,770	From 42 to 64 months
Vehicles	100,584	37,068	5 years
Displays	32,057	32,057	5 years
Website	11,462	11,462	3 years
Total	2,031,305	1,107,143
Less: Accumulated depreciation and amortization	(674,941)	(199,621)
	$1,356,364	$907,522

Note 4: Debt

At December 31, 2012 and 2011, debt consists of the following:

	2012	2011

Convertible debt - secured	$-	$1,749,764
Less: debt discount	-	(1,395,707)
Convertible debt - net	-	354,057

Auto loan - secured	15,380	26,236

Unsecured debt	4,452,183	2,380,315
Less: debt discount	-	(1,171,626)
Unsecured debt - net	4,452,183	1,208,689

Total debt	4,467,563	1,588,982

Less: current portion	(4,463,040)	(1,281,742)

Long term debt	$4,523	$307,240

Debt in default of $64,600 and $505,600 at December 31, 2012 and 2011, respectively, is included as a component of short-term debt.

Future annual principal payments for the above debt is as follows:

Years Ending December 31,
2013	$4,463,040
2014	4,523
Total annual principal payments	$4,467,563

MusclePharm Corporation and Subsidiary

Notes to Consolidated Financial Statements

(December 31, 2012 and 2011)

Convertible Debt – Secured – Derivative Liabilities

During years ended December 31, 2012 and 2011, the Company issued convertible debt totaling $519,950 and $4,679,253, respectively. The convertible debt includes the following terms:

		Year Ended December 31,
		2012	2011
		Amount of	Amount of
		Principal Raised	Principal Raised
Interest Rate		8% - 10%	0% - 18%
Default interest rate		0% - 20%	0% - 25%
Maturity		January 3, 2012 to October 11, 2014	June 30, 2011 to June 29, 2015

Conversion terms 1	Lesser of (1) a fifty percent (50%) discount to the two lowest closing bid prices of the five days trading days immediately preceding the date of conversion or (ii) twenty one dollars and twenty five cents ($21.25) per share	$-	$525,000
Conversion terms 2	200% - The “market price” will be equal to the average of (i) the average of the closing price of Company’s common stock during the 10 trading days immediately preceding the date hereof and (ii) the average of the 10 trading days immediately subsequent to the date hereof.	-	537,600
Conversion terms 3	200% of face. Average of the trading price 10 trading days immediately preceding the closing of the transaction	-	177,000
Conversion terms 4	200% of face. Fixed conversion price of $17.00	-	105,000
Conversion terms 5	300% of face. Fixed conversion price of $17.00	-	15,000
Conversion terms 6	35% of the three lowest trading prices for previous 10 trading days		250,000
Conversion terms 7	45% of the three lowest trading prices for previous 10 trading days	-	327,500
Conversion terms 8	50% of average closing prices for 10 preceding trading days	-	76,353
Conversion terms 9	50% of lowest trade price for the last 20 trading days	-	45,000
Conversion terms 10	50% of the 3 lowest trades for previous 20 trading days	-	33,000
Conversion terms 11	50% of the lowest closing price for previous 5 trading days	-	250,000
Conversion terms 12	60% multiplied by the average of the lowest 3 trading prices for common stock during the ten trading days prior to the conversion date	-	233,000
Conversion terms 13	62% of lowest trade price for the last 7 trading days	100,000	40,000
Conversion terms 14	65% of the lowest trade price in the 30 trading days previous to the conversion	19,950	335,000
Conversion terms 15	65% of the three lowest trading price for previous 30 trading days	-	153,800
Conversion terms 16	70% of lowest average trading price for 30 trading days	-	1,366,000
Conversion terms 17	No fixed conversion option	-	35,000
Conversion terms 18	35% multiplied by the average of the lowest three (3) trading prices (as defined below) for the common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date.	400,000	75,000
Conversion terms 19	Fixed conversion price of $25.50	-	100,000
		$519,950	$4,679,253

The debt holders are entitled, at their option, to convert all or part of the principal and accrued interest into shares of the Company’s common stock at the conversion prices and terms discussed above. The Company classifies embedded conversion features in these notes as a derivative liability due to management’s assessment that the Company may not have sufficient authorized number of shares of common stock required to net-share settle or due to the existence of a ratchet due to an anti-dilution provision. See Note 5 regarding accounting for derivative liabilities.

MusclePharm Corporation and Subsidiary

Notes to Consolidated Financial Statements

(December 31, 2012 and 2011)

During the year ended December 31, 2012, the Company converted debt and accrued interest, totaling $1,420,422 into 290,961 shares of common stock. The resulting loss on conversion of $351,021 is included in the $4,447,732 loss on settlement of accounts payable and debt as shown in the consolidated statement of operations. During the year ended December 31, 2011, the Company converted debt and accrued interest, totaling $5,126,809 into 346,282 shares of common stock resulting in a loss on conversion of $1,739,329

During the year ended December 31, 2012, $14,000 of convertible notes matured without conversion. These notes became demand loans and were reclassified as unsecured debt. Derivative liabilities associated with these notes were eliminated given the expiration of the embedded conversion option. During the year ended December 31, 2011, $585,000 of convertible notes matured without conversion. These notes became demand loans and were reclassified as unsecured debt. Derivative liabilities associated with these notes were eliminated given the expiration of the embedded conversion option.

(A) Convertible Debt

Convertible debt consisted of the following activity and terms:

		Interest Rate	Maturity
Balance - December 31, 2010	$605,000

Borrowings during the year ended December 31, 2011	4,652,900	0% - 18%	January 30,2011 to June 29, 2015
Reclassifications from convertible notes to unsecured demand notes	(585,000)
Conversion of debt to into 298,897 shares of common stock with a valuation of $4,268,857 ($2.72 - $85.85/share)	(2,923,136)
Balance - December 31, 2011	1,749,764
Borrowings during the year ended December 31, 2012	519,950	8% - 10%	January 3, 2012 to October 11, 2014
Conversion of debt into 246,744 shares of common stock with a valuation of $950,739 ($2.98 - $8.08/share)	(759,095)
Repayment of convertible debt	(2,518,343)
Interest and accrued interest (Included in total repayment)	15,632
Loss on repayment (Included in total repayment)	1,006,092
Expiration of conversion option	(14,000)
Balance – December 31, 2012	$-

(B) Secured Debt

Secured debt consisted of the following activity and terms:

		Interest Rate	Maturity
Secured Debt balance as of December 31, 2010	$187,500	0%	May 18, 2010 - May 26, 2010
Conversion of debt to into 8,824 shares of common stock with a valuation of $437,500 ($49.30 - $50.15/share)	(187,500)
Balance as of December 31, 2011	-
Borrowings during the year ended December 31, 2012	-
Secured Debt balance as of December 31, 2012	$-

MusclePharm Corporation and Subsidiary

Notes to Consolidated Financial Statements

(December 31, 2012 and 2011)

(C) Unsecured Debt

Unsecured debt consisted of the following activity and terms:

		Interest Rate	Maturity
Unsecured Debt balance as of December 31, 2010	$78,249
Borrowings during the year ended December 31, 2011	1,960,000	8% - 15%	February 8, 2011 - June 21, 2014
Reclassifications from convertible notes to unsecured demand notes	585,000
Conversion of debt to into 38,562 shares of common stock with a valuation of $420,452 ($8.50 - $42.50/share)	(167,649)
Repayments	(75,285)
Balance – December 31, 2011	2,380,315
Borrowings during the year ended December 31, 2012	5,304,000	15% - 110%	January 13, 2012 – October 1, 2013
Conversion of debt into 44,208 shares of common stock with a valuation of $469,683 ($8.08 - $13.60/share)	(150,000)
Repayments	(3,318,374)
Convertible debt added upon expiration of option	14,000

Balance adjustments	117
Interest and accrued interest (Included in total repayment)	31,896

Loss on repayment (Included in total repayment)	190,229
Balance – December 31, 2012	$4,452,183

(D) Vehicle Loan

Vehicle loan account consisted of the following activity and terms:

		Interest Rate	Maturity
Balance - December 31, 2010	$-
Non-Cash fixed asset additions during the year ended December 31, 2011	32,568	6.99%	36 payments of $1,008
Repayments	(6,332)
Balance - December 31, 2011	26,236	6.99%	24 payments of $1,008
Repayments	(10,856)
Balance – December 31, 2012	$15,380

(E) Debt Issue Costs

During the years ended December 31, 2012 and 2011, the Company paid debt issue costs totaling $662,209 and $263,283, respectively.

For the year ended December 31, 2012, the Company issued 22,633 warrants as cost associated with a debt raise. The initial derivative liability value of $427,759 was recorded as debt issue costs and derivative liability.

The following is a summary of the Company’s debt issue costs for the years ended December 31, 2012 and 2011:

	2012	2011
Debt issuance costs	$851,923	$305,283
Accumulated amortization of debt issuance costs	(516,490)	(237,095)
Debt issuance costs – net	$335,433	$68,188

During the years ended December 31, 2012 and 2011, the Company amortized $394,964 and $229,499, respectively in debt issuance costs.

MusclePharm Corporation and Subsidiary

Notes to Consolidated Financial Statements

(December 31, 2012 and 2011)

(F) Debt Discount

During the years ended December 31, 2012 and 2011, the Company recorded debt discounts totaling $3,554,673 and $5,473,291, respectively.

The debt discounts recorded in 2012 and 2011 pertain to convertible debt and warrants that contain embedded conversion options that are required to be bifurcated and reported at fair value.

The Company amortized $6,122,006 and $3,237,219 to interest expense in the years ended December 31, 2012 and 2011 as follows:

Debt discount – December 31, 2010	$5,804,552
Amortization of debt discount – year ended December 31, 2011	(3,237,219)
Debt discount – December 31, 2011	2,567,333
Additional debt discount – year ended December 31, 2012	3,554,673
Amortization of debt discount – year ended December 31, 2012	(6,122,006)
Debt discount – December 31, 2012	$-

Note 5: Derivative Liabilities

The Company identified conversion features embedded within convertible debt, warrants and Series C Preferred Stock issued in 2012, 2011 and (see Notes 4 and 8). The Company has determined that the features associated with the embedded conversion option should be accounted for at fair value as a derivative liability as the Company could not determine if a sufficient number of shares would be available to settle all transactions.

The fair value of the conversion feature is summarized as follows:

Derivative liability - December 31, 2010	$622,944
Fair value at the commitment date for convertible instruments	6,590,351
Fair value at the commitment date for warrants issued	5,650,576
Fair value at the commitment date for Series A, Preferred Stock issued	293
Fair value mark to market adjustment for convertible instruments	(2,293,164)
Fair value mark to market adjustment for warrants	(2,868,818)
Fair value mark to market adjustment for Series A, Preferred Stock issued	(118)
Reclassification to additional paid in capital for financial instruments that ceased to be a derivative liability	(640,826)
Derivative liability - December 31, 2011	7,061,238
Fair value at the commitment date for debt instruments	1,096,808
Fair value at the commitment date for warrants issued	7,526,671
Fair value mark to market adjustment for debt instruments	(1,579,663)
Fair value mark to market adjustment for warrants	(4,345,916)
Fair value mark to market adjustment for Series C Preferred Stock issued	(59)
Reclassification to additional paid-in capital for financial instruments conversions and maturities	(4,124,387)
Warrant settlements	(5,634,692)
Derivative liability – December 31, 2012	$-

The Company recorded the debt discount to the extent of the gross proceeds raised, and expensed immediately the remaining value of the derivative as it exceeded the gross proceeds of the note. The Company recorded a derivative expense of $4,409,214 and $4,777,654 for the years ended December 31, 2012 and 2011, respectively.

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of December 31, 2012:

MusclePharm Corporation and Subsidiary

Notes to Consolidated Financial Statements

(December 31, 2012 and 2011)

	Commitment Date	Re-measurement Date
Expected dividends	0%	N/A
Expected volatility	228% -251%	N/A
Expected term:	6 months – 4 years	N/A
Risk free interest rate	0.09% - 0.72%	N/A

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of December 31, 2011:

	Commitment Date	Re-measurement Date
Expected dividends	0%	0%
Expected volatility	150% -226%	150% -226%
Expected term:	0.02 – 5 years	0.02 – 5 years
Risk free interest rate	0.06% - 2.76%	0.09% - 0.31%

Note 6: Restricted Stock Units

In November 2012, the Company granted the COO, John H. Bluher, 70,589 restricted stock units through a restricted stock unit agreement. Each restricted stock unit represents a contingent right to receive one share of the Company’s common stock upon vesting. The value of this award at the grant date was $245,400 and will be amortized over the vesting periods such that each tranche of restricted stock units will be fully amortized at the date of vesting.  The restricted stock units will vest in tranche of 23,529 on January 1, 2013 and two tranches of 23,530 shares on January 1, 2014 and December 1, 2014.  As of December 31, 2012, no restricted stock units have vested and the unamortized portion of this award is $163,600.

In November 2012, the Company granted the CFO, L. Gary Davis, 58,824 restricted stock units through a restricted stock unit agreement. Each restricted stock unit represents a contingent right to receive one share of the Company’s common stock upon vesting. The value of this award at the grant date was $204,500 and will be amortized over the vesting periods such that each tranche of restricted stock units will be fully amortized at the date of vesting.  The restricted stock units will vest in three tranches of 19,608 shares on January 1, 2013 and 2014, and December 1, 2014.  As of December 31, 2012, no restricted stock units have vested and the unamortized portion of this award $136,333.

Note 7: Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due.  Deferred taxes relate to differences between the basis of assets and liabilities for financial and income tax reporting which will be either taxable or deductible when the assets or liabilities are recovered or settled.

At December 31, 2012, the Company has a net operating loss carry-forward of approximately $23,940,000 available to offset future taxable income expiring through 2032. Utilization of future net operating losses may be limited due to potential ownership changes under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”).

The valuation allowance at December 31, 2011 was approximately $8,570,000. The net change in valuation allowance during the year ended December 31, 2012 was an increase of approximately $5,087,000. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2012.

MusclePharm Corporation and Subsidiary

Notes to Consolidated Financial Statements

(December 31, 2012 and 2011)

The effects of temporary differences that gave rise to significant portions of deferred tax assets at December 31, 2012 and 2011, are approximately as follows:

	December 31, 2012	December 31, 2011
Net operating loss carry forward	$8,871,000	$6,061,000
Amortization of debt discount and debt issue costs	3,732,000	1,465,000
Stock options and warrants	971,000	971,000
Depreciation	74,000	-
Bad debt	9,000	73,000
Valuation allowance	(13,657,000)	(8,570,000)
Net deferred tax asset	$-	$-

There was no income tax expense for the years ended December 31, 2012 and 2011, due to the Company’s net losses.

The Company’s tax expense differs from the “expected” tax expense for the years ended December 31, 2012 and 2011, (computed by applying the federal corporate tax rate of 34% to loss before taxes and 4.63% for Colorado State Corporate Taxes, the blended rate used was 37.1%), are approximately as follows:

	December 31, 2012	December 31, 2011
Federal tax benefit at statutory rate	$(6,493,000)	$(7,916,000)
State tax benefit – net of federal tax effect	(418,000)	(501,000)
Derivative expense	1,499,000	1,625,000
Change in fair value of derivative liability	(2,006,000)	(1,755,000)
Loss on settlement of accounts payable	1,495,000	1,313,000
Non-deductible stock compensation	791,000	1,091,000
Other non-deductible expenses	45,000	68,000
Change in valuation allowance	5,087,000	6,075,000
Income tax benefit	$-	$-

Note 8: Stockholders’ deficit

The Company has four separate series of authorized preferred stock:

On November 26, 2012, the Company (i) effected a 1-for-850 reverse stock split of our common stock, including a proportionate reduction in the number of authorized shares of our common stock from 2.36 billion shares to 2.8 million shares of common stock, and (ii) amended our articles of incorporation to increase the number of authorized shares of common stock (post reverse stock split) from 2,941,177 to 100 million effective November 27, 2012.  All share and per share amounts in this document have been changed to give effect to the reverse stock split.

(A) Series A Convertible Preferred Stock

The shares of Series A have the following provisions:

•	Non-voting,

•	No rights to dividends,

•	No liquidation value,

•	Convertible into 200 shares of common stock.

MusclePharm Corporation and Subsidiary

Notes to Consolidated Financial Statements

(December 31, 2012 and 2011)

(B) Series B Preferred Stock (Related Parties)

In August 2011, the Company issued an aggregate 51 shares of Series B Preferred Stock to two of its officers and directors. The Company accounted for the share issuance at par value as there was no future economic value that could be associated with the issuance.

The shares of Series B have the following provisions:

•	Voting rights entitling the holders to an aggregate 51% voting control;

•	Initially no rights to dividends;

•	Stated value of $0.001 per share;

•	Liquidation rights entitle the receipt of net assets on a pro-rata basis; and

•	Non-convertible.

(C) Series C Convertible Preferred Stock

In October 2011, the Company issued 190 shares of Series C Convertible Preferred Stock, having a fair value of $190,000. Of the total shares issued, 100 shares were issued for $100,000 ($1,000 /share). The remaining 90 shares were issued for services rendered having a fair value of $90,000 ($1,000 /share), based upon the stated value per share. In March 2012, all 190 shares were converted into 22,353 common shares at a conversion price of $0.0085 per share and a loss of $614,984.

The shares of Series C have the following provisions:

•	Stated Value - $1,000 per share;

•	Non-voting;

•	Liquidation rights entitle an amount equal to the stated value, plus any accrued and unpaid dividends;

•	As long as any Series C, convertible preferred stock is outstanding, the Company is prohibited from executing various corporate actions without the majority consent of the holders of Series C Convertible Preferred Stock authorization; and

•	Convertible at the higher of (a) $8.50 or (b) such price that is a 50% discount to market using the average of the low 2 closing bid prices, 5 days preceding conversion.

Due to the existence of an option to convert at a variable amount, the Company treated this series of preferred stock as a derivative liability due to the potential for settlement in a variable quantity of shares. Additionally, the Company computed the fair value of the derivative liability at the commitment date and remeasurement date, which was $293 and $175, respectively, using the Black-Scholes valuation model. This transaction is analogous to a dividend with a direct charge to retained earnings.

(D) Series D Convertible Preferred Stock

In January 2013 the Board of Directors authorized 1,600,000 shares of Series D convertible preferred stock.

The shares of Series D have the following provisions:

•	Voting rights based on number of common shares of conversion option;

•	Initially no rights to dividends;

•	Liquidation rights entitle the receipt of net assets on a pro-rata basis; and

•	Convertible into 2 shares of common stock, subject to adjustment.

Subsequent to year end, the Company issued 1,500,000 shares of Series D preferred stock. Refer to Note 12 for details on this transaction.

MusclePharm Corporation and Subsidiary

Notes to Consolidated Financial Statements

(December 31, 2012 and 2011)

(E) Common Stock

During the year ended December 31, 2012, the Company issued the following common stock:

Transaction Type	Quantity	Valuation ($)	Loss on Settlement ($)	Range of Value per Share ($)
Conversion of convertible debt	246,753	950,739	61,124	2.98 - 8.08
Conversion of unsecured/secured debt	44,208	469,683	289,897	8.08 - 13.60
Forbearance of agreement terms	95,528	1,240,032	-	7.14 - 27.54
Cash and warrants	199,422	1,660,760	-	7.59 - 8.50
Executive compensation (1)	431,034	4,686,514	-	8.93 - 17.71
Stock issued for future services	113,740	1,107,719	-	4.75 - 21.25
Conversion of Series C Preferred Stock to common stock	22,353	614,984	614,984	27.51
Warrant Conversions/Settlements	853,082	7,295,768	1,505,906	5.44 - 15.73
Stock issued in lieu of interest	58,945	334,099	-	5.50 – 10.62
Additional shares due to roundup provision of certificates upon reverse split	561	-	-	-
Total	2,065,626	18,360,298	2,471,911	0.00 – 27.54

(1)	Represents common stock issued for prior year 2011 accrued compensation of $4,667,764 settled in 2012 and directors awards.

During the year ended December 31, 2011, the Company issued the following common stock:

Transaction Type	Quantity	Valuation ($)	Range of Value per Share ($)
Conversion of convertible debt	298,897	4,268,857	2.55-85.00
Conversion of unsecured/secured debt	47,386	857,952	42.50-51.00
Settlement of accounts payable and accrued expenses (4)	64,172	3,646,719	25.50-102.00
Extension of debt maturity date	11,030	161,250	14.45-17.00
Services – rendered	54,731	1,199,844	0.00-977.50
Cash and warrants	96,471	875,000	25.50
Services – prepaid stock compensation (2)	4,706	214,250	42.50-68.00
Cancelled shares (3)	(4,118)	-	25.50
Total	573,275	11,223,872	0.00-977.50

The fair value of all stock issuances above is based upon the quoted closing trading price on the date of issuance, except for stock and warrants issued for cash, which is based on the cash received.

(1) Settlement of Warrants to Purchase Common Stock

In September 2012, the Company began the settlement of all outstanding valued warrant contracts in an effort to reduce financial statement fluctuations due to these instruments. The Company issued 512,631 shares of common stock to several accredited investors pursuant to conversions of warrants to purchase an aggregate of 723,746 shares of common stock in September and issued 3,677 shares of common stock pursuant to conversions of a warrant to purchase 4,902 shares of common stock in December 2012. Related to these efforts, the Company did not have any valued warrant contracts outstanding at December 31, 2012.

MusclePharm Corporation and Subsidiary

Notes to Consolidated Financial Statements

(December 31, 2012 and 2011)

(2) Prepaid Stock Compensation

The following represents the allocation of prepaid stock compensation as of December 31, 2012 and 2011:

Prepaid stock compensation – December 31, 2010	1,965,911
Prepaid stock compensation additions during the year ended December 31, 2011	214,250
Non cash increase in accounts payable related to future services to be paid for with common stock	100,000
Amortization of prepaid stock compensation	(1,745,705)
Prepaid stock compensation – December 31, 2011	534,456
Prepaid stock compensation additions during the year ended December 31, 2012	110,000
Amortization of prepaid stock compensation	(599,708)
Prepaid stock compensation – December 31, 2012	$44,748

The following represents the allocation of prepaid stock compensation at December 31, 2012:

Prepaid expense that will be amortized in 2013	$44,748

(3) Cancelled Shares

The Company cancelled 4,118 shares during the year ended December 31, 2011, valued at par ($0.001). The Company has disputed the issuance of these shares due to non-performance by a consultant. These shares were originally issued in 2010 as a component of stock issued for services rendered.

(4) Settlement of Accounts Payable and Accrued Expenses and Loss on Settlement

The Company settled $1,523,590 in accounts payable and recorded a loss on settlement of $2,123,129.

Loss on settlement of accounts payable and accrued expenses	$2,123,129
Loss on settlement of debt (Note 4)	1,739,329
Total loss on settlement	$3,862,458

(F) Stock Options

On February 1, 2010, the Company's board of directors and shareholders approved the 2010 Stock Incentive Plan ("2010 Plan"). The 2010 Plan allows the Company to grant incentive stock options, non-qualified stock options, restricted stock awards, restricted stock units and stock appreciation rights to key employees, directors consultants, advisors and service providers of the Company or its subsidiaries. Any stock option granted in the form of an incentive stock option will be intended to comply with the requirements of Section 422 of the Code. Only stock options granted to employees qualify for incentive stock option treatment. No incentive stock option shall be granted after February 1, 2020, which is 10 years from the date the 2010 Plan was initially adopted. A stock option may be exercised in whole or in installments, which may be cumulative. Shares of common stock purchased upon the exercise of a stock option must be paid for in full at the time of the exercise in cash or such other consideration determined by the compensation committee. Payment may include tendering shares of common stock or surrendering of a stock award, or a combination of methods.

The 2010 Plan is administered by the Compensation Committee. The Compensation Committee has full and exclusive power within the limitations set forth in the 2010 Plan to make all decisions and determinations regarding the selection of participants and the granting of awards; establishing the terms and conditions relating to each award; adopting rules, regulations and guidelines; and interpreting the 2010 Plan. The Compensation Committee will determine the appropriate mix of stock options and stock awards to be granted to best achieve the objectives of the 2010 Plan. The 2010 Plan may be amended by the Board or the compensation committee, without the approval of stockholders, but no such amendments may increase the number of shares issuable under the 2010 Plan or adversely affect any outstanding awards without the consent of the holders thereof. The total number of shares that may be issued shall not exceed 5,883, subject to adjustment in the event of certain recapitalizations, reorganizations and similar transactions.

MusclePharm Corporation and Subsidiary

Notes to Consolidated Financial Statements

(December 31, 2012 and 2011)

On April 2, 2010, the Company issued 3,255 stock options, having a fair value of $630,990, which was expensed immediately since all stock options vested immediately.  These stock options expire on April 2, 2015.

The Company applied fair value accounting for all share based payments awards. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes assumptions used when the options were issued in the year ended December 31, 2010 are as follows:

Exercise price	$425
Expected dividends	0%
Expected volatility	74.8%
Risk fee interest rate	1.4%
Expected life of option	5 years
Expected forfeiture	0%

The following is a summary of the Company’s stock option activity:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance – December 31, 2010	3,255	$425.00	4.25 years
Granted	-	-
Exercised	-	-
Forfeited/Cancelled	(1,353)	$425.00
Balance – December 31, 2011	1,902	$425.00	3.25 years	-
Granted	-
Exercised	-
Forfeited/Cancelled	(53)	$425.00
Balance – December 31, 2012 – outstanding	1,847	$425.00	2.25 years	-
Balance – December 31, 2012 – exercisable	1,847	$425.00	2.25 years	-

Outstanding options held by related parties – 2012	1,847
Exercisable options held by related parties – 2012	1,847
Outstanding options held by related parties – 2011	1,177
Exercisable options held by related parties – 2011	1,177

(F) Stock Warrants

All warrants issued during years ended December 31, 2012 and 2011 were accounted for as derivative liabilities. See Note 5.

During the year ended December 31, 2012, the Company entered into convertible note and unsecured note agreements. As part of these agreements, the Company issued warrants to purchase 500,721 shares of common stock. Each warrant vests six months after issuance and expire July 13, 2014 – October 16, 2014, with exercise prices ranging from $10.20 - $12.75. All warrants contain anti-dilution rights, and are treated as derivative liabilities. All warrants issued during the year ended December 31, 2012, were converted in 2012.

During 2011, the Company entered into convertible and unsecured note agreements. As part of these agreements, the Company issued warrants to purchase 191,045 shares of common stock. Each warrant vests six month after issuance and expire July 14, 2013 – June 28, 2016, with exercise prices ranging from $12.75 - $51.00.

During 2011, the Company issued 141,412 warrants for services performed. The warrants have a vesting range of immediate to six months after issuance and expire February 28, 2014 – April 15, 2016, with exercise prices ranging from $1.70 - $85.00. The value of the warrants, $1,989,982, calculated using the below black-scholes assumptions, was expensed as compensation with the offset being recorded to derivative liabilities, since the Company applied the provisions of ASC No. 815, pertaining to the potential settlement in a variable amount of shares.

MusclePharm Corporation and Subsidiary

Notes to Consolidated Financial Statements

(December 31, 2012 and 2011)

A summary of warrant activity for the Company for the years ended December 31, 2012 and 2011 is as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance at December 31, 2010	883	1,275
Granted	332,457	17.00
Exercised	-	-
Balance at December 31, 2011	333,340	20.33
Granted	500,721	10.20
Exercised	(37,648)	7.57
Converted	(796,324)	10.20
Balance at December 31, 2012	89	1,275.00

Warrants Outstanding				Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Intrinsic Value
$1,275	89	2.79	$1,275	89	$1,275	-

(G) Treasury Stock

During the year ended December 31, 2012, the Company repurchased 31,096 shares of its common stock for the total sum of $460,978 or an average of $14.82 per share. The Company recorded the value of its common stock held in treasury at cost. The Company has not cancelled or retired these shares, and they remain available for re-issuance. The Company has a stock repurchase plan in place, but has been suspended it indefinitely.

Note 9: Commitments, Contingencies and Other Matters

(A) Operating Lease

The Company has various non-cancelable leases with terms expiring through 2015.

Future minimum annual lease payments for the above leases are approximately as follows:

Years Ended December 31,
2013	$333,902
2014	436,688
2015	311,209
Total minimum lease payments	$1,081,799

Rent expense for the years ended December 31, 2012 and 2011, was $337,584 and $154,155, respectively.

(B) Factoring Agreement

In April 2010, the Company entered into a factoring agreement and sold its accounts receivable.  During 2010, the Company was subject legal proceedings with the factor, as a result of the Company’s customers not remitting funds directly to the factor. At December 31, 2010, the Company no longer factored its accounts receivable.

MusclePharm Corporation and Subsidiary

Notes to Consolidated Financial Statements

(December 31, 2012 and 2011)

A settlement, of $96,783, was reached. During 2010, the Company repaid $25,000, leaving a balance of $71,783 due to factor.  In 2011, the Company paid $10,000.

On February 28, 2011, the remaining $65,930, inclusive of fees and interest, was settled with the issuance of 2,574 shares of common stock, having a fair value of $131,206 ($51.00/share), based upon the quoted closing trading price. The Company recorded a loss on settlement of accounts payable $65,330.

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

The Company was party to the following legal matters as of December 31, 2011:

•	Plaintiff alleged the Company use of Creatine Nitrate in product infringed on a patent held by the Plaintiff. The Company settled this claim in 2012 for a nominal amount.
•	Plaintiff alleges the Company’s use of the tagline "Train like an unchained beast" infringes on their mark "Beast" for dietary supplements. The Company settled this claim in 2012 for no consideration and agreed to modify its tagline.
•	Plaintiff had filed notices of intent to commence litigation on over 200 sports nutrition and dietary supplement companies in the US and Canada, including the Company. Plaintiff alleged violations of California's Proposition 65. The Company considers this case without merit and merely an attempt by a commercial plaintiff to pressure settlements. The Company had recorded an accrual in the amount of $121,500 as of December 31, 2011 and subsequently settled this claim for $52,000 in 2012.
•	Beginning in October 2009, the Company engaged in various business dealings regarding the manufacturing, sale and distribution of products with Fit Foods Manufacturing, Ltd. and Fit Foods Distribution, Inc. Jointly, "Fit Foods"). MusclePharm and Fit Foods subsequently became involved in a business dispute regarding their respective obligations and filed claims against each other in District Court. The Parties settled their dispute on December 22, 2010. The Company issued 16,456 shares of common stock having a fair value of $676,980 ($41.14/share), based upon the quoted closing trading price which settled outstanding accounts payable of $333,666, resulting in a loss on settlement of $343,314 All settlement payments have been made and the case was dismissed on July 1, 2011.

As of December 31, 2012, the Company is a party defendant in the following legal proceeding, which the Company: (a) believes is without merit; and (b) intends to defend vigorously:

•	William Bossung and Bishop Equity Partners LLC v. MusclePharm Corporation, Clark County, Nevada District Court. Date instituted: January 17, 2012. Plaintiff alleges that additional monetary payments are due in respect of a settlement for outstanding warrants.
•	The Tawnsaura Group, LLC v MusclePharm Corporation, Case No: 8:12-cv-01476-JVS-RNB in the United States District Court for the Central District of California. Date instituted: September 12, 2012. Plaintiff alleges patent infringement for MusclePharm's use of Citrulline Malate in its products. To date, Plainitiff has filed against over 70 different manufacturers of dietary supplements and sports nutrition products. MusclePharm is part of a joint defense group and believes this case is without merit due to the existence of prior art.

MusclePharm Corporation and Subsidiary

Notes to Consolidated Financial Statements

(December 31, 2012 and 2011)

As of December 31, 2012, the Company is a party plaintiff in the following legal matter:

•	MusclePharm Corporation v. Swole Sports Nutrition, LLC, United States District Court for the Southern District of Florida. Date instituted: March 15, 2012. The Company filed this action for trademark infringement after the Defendant started marketing and selling a dietary supplement named “Turbo Shred”. The Company has sold “Shred Matrix” since April 2, 2008, and the mark “MusclePharm Shred Matrix” was granted registration by the USPTO on September 21, 2010.

(D) Payroll Taxes

As of December 31, 2012 and 2011, accounts payable and accrued expenses included approximately $143,000 and $168,000, respectively, pertaining to accrued payroll taxes. The taxes represent employee withholdings that have yet to be remitted to the taxing agencies.

(E) Product Liability

As a manufacturer of nutritional supplements and other consumer products that are ingested by consumers, the Company has been and is currently subject to various product liability claims. Although the effects of these claims to date have not been material, it is possible that current and future product liability claims could have a material adverse effect on our business or financial condition, results of operations or cash flows. The Company currently maintains product liability insurance with a deductible/retention of $10,000 per claim with an aggregate cap on retained loss of $5,000,000. At December 31, 2012, the Company had not recorded any accruals for product liabilities.

(F) Sponsorship and Endorsement Contract Liabilities

The Company has various non-cancelable endorsement and sponsorship agreements with terms expiring through 2013. The total value of outstanding payments as of December 31, 2012 was $2,761,950.

(G) Other Liabilities

Subsequent to December 31, 2012, the Company determined that it may have potential liabilities related to the filing of certain informational returns required by governmental authorities.  Management has developed a plan to address these matters and does not currently expect a significant adverse impact on its financial position or results of operations.

Note 10: Defined Contribution Plan

The Company has a 401(k) defined contribution plan, in which all eligible employees may participate. The 401(k) plan is a contributory plan. Matching contributions are based upon the amount of the employees’ contributions. Beginning January 1, 2012, the Company may make an additional discretionary 401(k) plan matching contribution to eligible employees. During years ended December 31, 2012 and 2011, the Company’s matching contribution were $42,800 and $0, respectively.

Note 11: Restricted Cash

A restricted cash fund was established in compliance with the unsecured debt agreements. At December 31, 2012, the restricted cash fund had a balance of $9,148. This fund is used to pay principal and interest for the unsecured debt agreements which had a principal balance of $3,387,586 as of December 31, 2012. Ten percent of all cash receipts from operations are put into this fund under the terms of certain debt agreements.

MusclePharm Corporation and Subsidiary

Notes to Consolidated Financial Statements

(December 31, 2012 and 2011)

Note 12: Subsequent Events

Share Issuances

Series D Preferred Stock Offering

On January 16, 2013, the Company entered into a placement agency agreement (the “Placement Agency Agreement”) with GVC Capital LLC (the “Placement Agent”) pursuant to which the Placement Agent agreed to use its best efforts to arrange for the sale of up to an aggregate of 1,500,000 shares of Series D Convertible Preferred Stock (the “Preferred Shares”) in a registered direct offering (the “Offering”).

The Preferred Shares offered pursuant to the Offering were registered under a registration statement on Form S-1 (Registration No. 333-184625), which the Securities and Exchange Commission declared effective on January 16, 2013.

Between January 16, 2013 and February 4, 2013, the Company entered into separate subscription agreements with certain investors in connection with the Offering, pursuant to which the Company sold an aggregate of 1,500,000 shares of Preferred Stock for aggregate gross proceeds of approximately $12 million. Pursuant to the Certificate of Designation of the Series D Convertible Preferred Stock filed with the Nevada Secretary of State on January 11, 2013 (the “Certificate of Designation”), each share of Preferred Stock is convertible into two shares of common stock, subject to adjustment.

As of the date of this report, 1,176,125 Series D shares have been converted into 2,352,250 shares of the Company’s common stock and 323,875 shares of Series D preferred stock remain outstanding.

Common Stock Issuances

In March 2013 the Company issued 142,282 shares of common stock pursuant to the ratchet provisions in the July 2012 securities purchase agreement which are valued at $853,692.

In March 2013 the Company issued an aggregate 741,017 shares of common stock pursuant consulting agreements valued at approximately $6,297,694.

In March 2013 the Company issued an aggregate 43,137 shares of common stock pursuant the vesting of stock awards valued at $294,167.

Private Placement of Common Stock

On March 26, 2013, the Company entered into subscription agreements with non-affiliated accredited investors for the issuance of 705,882 shares of common stock pursuant to exemptions from registration under federal and state securities laws. The shares of common stock were sold for $8.50 per share. The gross proceeds to the Company of $6.0 million were reduced by commissions and issuance costs of $115,000.

MusclePharm Corporation and Subsidiary

Notes to Consolidated Financial Statements

(December 31, 2012 and 2011)

An unaudited pro-forma balance sheet showing the effect of these capital raises is shown below:

	December 31, 2012	Total Adjustment (unaudited)	Pro Forma (unaudited)
Assets
Assets:
Cash	$-	$6,296,669	$6,296,669
Current assets	4,949,881	-	4,949,881
Non-current assets	1,816,846	-	1,816,846
Total assets	$6,766,727	$6,296,669	$13,063,396
Liabilities and Stockholders’ Deficit
Liabilities:
Current liabilities	$16,520,456	$(8,238,165)	$8,282,291
Non-current liabilities	4,523	-	4,523
Total Liabilities	$16,524,979	$(8,238,165)	$8,286,814
Stockholders’ Deficit:
Series A, Convertible Preferred Stock	-	-	-
Series B, Preferred Stock	-	-	-
Series C, Convertible Preferred Stock	-	-	-
Series D, Convertible Preferred Stock	-	324	324
Common Stock	2,778	2,972	5,750
Treasury Stock, at cost	(460,978)	-	(460,978)
Additional paid-in capital	54,817,341	16,698,755	71,516,096
Accumulated deficit	(64,109,476)	(2,167,217)	(66,276,693)
Accumulated other comprehensive income	(7,917)	-	(7,917)
Total Stockholders’ Deficit	(9,758,252)	14,534,834	4,776,582
Total Liabilities and Stockholders’ Deficit	$6,766,727	$6,296,669	$13,063,396

At March 29, 2013 the Company’s issued and diluted shares were as follows:

Shares issued and outstanding at December 31, 2012	2,747,308
Series D Preferred Stock converted to Common Stock through March 29, 2013	2,352,250

Net shares issued through March 29, 2013	1,667,089
Shares issued and outstanding at March 29, 2013	6,776,647
Series D Preferred Stock not yet converted	647,750
Shares awaiting authorization for issuance	307,506
Unvested executive stock awards	86,275
Fully Diluted as of March 29, 2013	7,818,178

Repurchase of Shares of Common Stock Pursuant to Settlement Agreement

On January 31, 2013, the Company entered into a settlement agreement with an investor regarding a dispute with registration of certain shares of common stock. Pursuant to the settlement agreement, the Company repurchased 18,824 shares of common stock in exchange for $210,000.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Changes in Registrant’s Certifying Accountant

On September 14, 2012, following a competitive process undertaken by our audit committee in accordance with its charter, the audit committee approved the appointment of EKS&H LLLP, effective September 14, 2012, as our independent registered public accounting firm for the fiscal year ended December 31, 2012. On September 14, 2012, EKS&H LLLP accepted the engagement.

During our fiscal year ended December 31, 2011, and the subsequent interim period prior to the engagement of EKS&H LLLP, the Company did not consult EKS&H LLLP regarding (1) the application of accounting principles to a specific completed or contemplated transaction, (2) the type of audit opinion that might be rendered on our financial statements, or (3) any matter that was either the subject of a “disagreement” (as such term is described in Item 304(a)(1)(iv) of Regulation S-K) or a “reportable event” with Berman & Company, P.A. (as such term is described in Item 304(a)(1)(v) of Regulation S-K).

On September 18, 2012, our audit committee approved the dismissal of Berman & Company, P.A. as our independent registered public accounting firm.

Berman & Company, P.A.’s report on the financial statements for the fiscal years ended December 31, 2011 and 2010, contained no adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principle, except that the report contained a modification to the effect that there was substantial doubt as to the Company’s ability to continue as a going concern. During the fiscal years ended December 31, 2011 and 2010, and through September 18, 2012, there were no “disagreements” (as such term is described in Item 304(a)(1)(iv) of Regulation S-K) with Berman & Company, P.A. on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Berman & Company, P.A., would have caused it to make reference thereto in their reports on the consolidated financial statements for such years.

During the fiscal years ended December 31, 2010 and 2011 and through September 18, 2012, there were no “reportable events” (as such term is defined in Item 304(a)(1)(v) of Regulation S-K).

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Exchange Act, our Chief Executive Officer, Chief Financial Officer and other members of management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2012. Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that some disclosure controls and procedures were ineffective as of December 31, 2012, in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive and principal financial officers to allow timely discussion regarding required disclosure.

(b) Management’s Report on Internal Control over Financial Reporting

The management of MusclePharm Corporation and its subsidiary is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements of external purposes in accordance with generally accepted accounting principles. Because of the inherent limitations of internal control over financial reporting, misstatements may not be prevented or detected on a timely basis. Also, projections of any evaluation of effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012 using criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management determined that some of our disclosure controls and procedures were ineffective due to weaknesses in our financial closing process.

(c) Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the year ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial.

Item 9B. Other Information

Not applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers of the Registrant

The following table sets forth certain information as of March 29, 2013, regarding our directors and named executive officers:

Name	Age	Position

Brad J. Pyatt	32	Co-Chairman of the Board, Chief Executive Officer and President
L. Gary Davis	59	Chief Financial Officer
John H. Bluher	55	Co-Chairman of the Board and Executive Vice President – Chief Operating Officer
Jeremy R. DeLuca	34	Executive Vice President – Chief Marketing Officer
Cory J. Gregory	34	Executive Vice President
Michael J. Doron	51	Director
James J. Greenwell	53	Director
Donald W. Prosser	63	Director

Brad J. Pyatt has served as our Chief Executive Officer and Director since February 18, 2010 and as our President since October 2012. Prior to our acquisition of Muscle Pharm, LLC, Mr. Pyatt was President and Chief Executive Officer of Muscle Pharm, LLC, since its inception in April 2008. His background includes seven years of experience as a professional athlete, and more than five years of experience in the sports nutrition arena. Mr. Pyatt played in National Football League for the Indianapolis Colts during the 2003, 2004, and 2005 NFL seasons as well for the Miami Dolphins during the 2006 NFL season. Mr. Pyatt played in the Arena Football League for the Colorado Crush during the 2007 and 2008 AFL seasons. Mr. Pyatt attended the University of Kentucky from 1999 to 2002, where he studied kinesiology exercise science, as well the University of Northern Colorado, from 2002 to 2003. Mr. Pyatt filed for protection under Chapter 7 of the federal bankruptcy laws in 2008. He received a discharge relating to the matter in 2009.

L. Gary Davis has served as our Chief Financial Officer since July 2012. From January, 2010 prior to joining us, Mr. Davis worked as a certified public accountant for various clients, specializing in mergers and acquisitions, and has extensive experience in finance with public traded companies. From November, 2004 to January, 2010, Mr. Davis served as Executive Vice President and Chief Financial Officer of Bodybuilding.com, a sports, fitness and nutritional supplement on-line retail store. He previously was Vice President and Chief Financial Officer of U.S. Ecology Corporation, and was previously a director of finance of Fortune 500 Company, Morrison-Knudsen and Vice-President of Finance within Micron Technology. Mr. Davis has a Bachelor’s Degree in Accounting from Boise State University and worked towards a Master’s Degree in Finance from Rochester Institute of Technology. He is a licensed certified public accountant in multiple states.

John H. Bluher has served as our Executive Vice President – Chief Operating Officer since September 2011 and as Co-Chairman of our board of directors since July 2012. From February 2011 to August 2012, he served on the board of directors of Targeted Medical Pharma, Inc. From August 2010 to September 2011, he was managing director of AFH Holdings & Advisory LLC, a business consulting company. From December 2009 to August 2010, Mr. Bluher assisted in raising capital, marketing and co-managed Coachman Energy Funds at Caddis Capital, LLC, a private equity portfolio focused on oil and gas investments. From February 2010 to August 2010, Mr. Bluher acted as investment banker and special financial advisor to the AARP Mutual Fund Board of Trustees in a platform divestiture. From December 2007 to May 2009, Mr. Bluher served as managing director and general counsel at Lehman Brothers, Inc.’s investment management division. Mr. Bluher also served as global chief legal and compliance officer and managing director of Neuberger Berman during this period. From August 2004 to June 2007, Mr. Bluher served as general counsel and director of risk and Janus Capital, Inc. From June 2002 to July 2004, Mr. Bluher served as executive vice president, general counsel and corporate secretary and director of risk management of Knight Trading Group. From January 2001 to May 2002, Mr. Bluher served as senior vice president and global chief compliance officer for Prudential Securities, Inc. From October 1997 to January 2001, Mr. Bluher served as general counsel and chief compliance officer of Sun America, Inc., later AIG. From 1992 through 1997, Mr. Bluher served as Senior Vice President, Regional and Divisional Counsel at Prudential Securities, Inc. From 1987 to 1992, Mr. Bluher was senior counsel for the Division of Enforcement at the Securities and Exchange Commission. Mr. Bluher holds a Bachelor of Science and a J.D. degree from the University of Wyoming and holds FINRA Series 7, Series 24 and Series 14 licenses. He has served on the boards of ICI Mutual Insurance Company, the NASDAQ Chairman’s Advisory Board, Cherry Hills Founders Group, Inc., Safe Communications, Inc., and the University of Wyoming Foundation Board, and College of Law Advisory Board.

Jeremy R. DeLuca has been our Senior Vice President and Chief Marketing Officer (former President and Chief Marketing Officer) since November 2010. Prior to joining the Company, from April 1999 to November 2010, Mr. DeLuca served as the President of Bodybuilding.com, an online sports nutrition and supplements company, which he co-founded in 1999. There, Mr. DeLuca was actively involved in all aspects of Bodybuilding.com’s business, with a focus on marketing, sales, and e-commerce. Mr. DeLuca’s responsibilities also included managing vendor relations, marketing strategies, sales promotions, store content and store site development. During Mr. DeLuca’s tenure, Bodybuilding.com experienced significant growth, achieving annual sales of over $200 million in 2010. In August 2012, Mr. DeLuca was fined $600,000 by the FDA in connection with a plea agreement on six misdemeanor counts relating to the FDA’s investigation into allegations that Bodybuilding.com misbranded five dietary supplements.  In connection with the plea, Mr. DeLuca agreed to serve three years of probation.

Cory J. Gregory has served as an executive officer of Muscle Pharm, LLC, since its inception in 2008 and our Senior Vice President (formerly Senior President) since May 2010. Prior to joining us, Mr. Gregory served as President, managing member, and owner of T3 Personal Training LLC, or T3, from April 2009 until November 2011. T3 was a personal training service that managed and oversaw over 40 clients using seven trainers over a ten-year period. During the same period, Mr. Gregory served as President of the Ohio Natural Bodybuilding Federation, a federation founded by Mr. Gregory in 2004 which hosted 14 bodybuilding competitions over a six-year period. He consulted for Agile Enterprises, a nutritional supplement company from January 2006 through January 2008. In 2004, Mr. Gregory purchased the Old School Gym, located in Pataskala, Ohio, which he continues to own at present day.

Michael J. Doron has served as a director since November 5, 2012. He has been the Managing Director of DDR & Associates, LLC since January 2009, and Evolution Capital Partners, LLC since October 2009. From January 2007 to December 2008, he served as Chief Operating Officer and director of Toyshare, Inc. From February 2006 to January 2007, Mr. Doron served as Chief Operating Officer and Chief Financial Officer of Frontgate Sundance Alliance. From September 2005 to January 2007, he served as Vice President – Private Banking of the Bank of the West. Mr. Doron earned a BA from the University of Maryland and a Masters of Science from American University.

James J. Greenwell has served as a director since October 15, 2012. Since 2000, he has been the Chief Executive Officer of Datria Systems Inc., a speech recognition application software company. He has also served as the Datria Systems’ Chairman since 2002. In prior employment, he served as a technology executive in a number of private and public companies .He has served on the Board of the Cherry Creek School Foundation since September 2010. He was a founding member of Friends of Denver Fire and served on its Board from 2007 through 2010. Mr. Greenwell served on the Board of the Denver Chapter of the American Heart Association from 2002 through 2008 and was Chairman of the board in 2007. He also served on the Board of Trustees of the Bonfils Blood Center Foundation from 1999 through 2003. Mr. Greenwell earned a BS from the College of Business at Michigan State University and an MBA degree from Saint Mary’s College.

Donald W. Prosser has served as a director on our board of directors since July 2012 and has been the principal executive officer of Arête Industries, Inc. since January 2011 and a director of Arête since September, 2003. Arête is a voluntary filer with the SEC under the Securities Exchange Act of 1934. Mr. Prosser owns a certified public accounting firm, Donald W. Prosser, P.C., specializing in tax services and accounting and has represented a number of private and public companies serving in the capacity of accountant, member of boards of directors, and as chief financial officer. From 1997 to 1999, Mr. Prosser served as Chief Financial Officer and Director for Chartwell International, Inc., a public company publishing high school athletic information and providing athletic recruiting services. From 1999 to 2000, he served as Chief Financial Officer and Director for Anything Internet, Inc. and from 2000 to 2001, served as Chief Financial Officer and Director for its successor, Inform Worldwide Holdings, Inc., a publicly traded company. From November 2002 through June 2008, Mr. Prosser served as CFO of VCG Holding Corp., a public company. From July 2008 through August 2009 Mr. Prosser was Chief Financial Officer of Iptimize, Inc., a provider of broadband and data services that filed a petition under federal bankruptcy laws in October 2009. He also has served on the board of directors of Veracity Management Global, Inc., a publicly traded company, since January, 2008. Mr. Prosser has been a certified public accountant since 1975. Mr. Prosser attended the University of Colorado from 1970 to 1971 and Western State College of Colorado from 1972 to 1975, where he earned a Bachelor’s Degree in Accounting and History (1973) and a Master’s Degree in Accounting – Income Taxation (1975).

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

Following is a brief description of the background of our advisory board members:

Dr. Eric Serrano – Chief Formulator Medical Advisor. Dr. Serrano has been practicing medicine in the State of Ohio for over 22 years and is considered one of the leading sports nutrition doctors in the country. His clients include a wide array of athletes from the NFL, NHL, and MLB, in addition to many elite amateur athletes. Dr. Serrano was a professor of family practice medicine at Ohio State University, where he was awarded Professor of The Year and Preceptor of The Year. Dr. Serrano currently lectures across the country to universities, medical groups and health and fitness conferences on the topics of sports nutrition, performance enhancement, and injury prevention. He has formulated numerous nutritional supplements for some of the leading nutritional companies on the market and also been a contributing writer for some of the leading U.S. health and fitness magazines, including Muscle & Fitness. Dr. Serrano has been involved in the formulations for each of our products. Dr. Serrano received his B.A. from Kansas State University in Biology, his M.A. from Kansas State University in Exercise Physiology, and his M.D. from the University of Kansas Medical School.

Dr. Mauro Di Pasquale – Director of Product Development and Research. Dr. Di Pasquale brings five decades of personal, clinical and university teaching and learning, combined with leadership gained from medical directorships of important sports organizations to us. Dr. Di Pasquale has written over a dozen books on athletic performance, focusing mainly on diet and supplementation, most notably his books, The Anabolic Diet and The Metabolic Diet. He has received an Honors M.D., Honors B.Sc. (majoring in genetics and molecular biochemistry), both from the University of Toronto. He has also published 1,000 articles in magazines such as Muscle & Fitness, Flex and Powerlifting USA.

Dr. Roscoe M. Moore, Jr. – Chief Scientific Director. A Former U.S. Assistant Surgeon General, Dr. Moore served with the United States Department of Health and Human Services (HHS) and was for the last 12 years of his career there the principal person responsible for global development support within the Office of the Secretary, HHS, with primary emphasis on Continental Africa and other less developed countries of the world. He was the principal liaison person between the HHS and Ministries of Health in Africa with regard to the development of infrastructure and technical support for the delivery of preventive and curative health needs for the continent. Dr. Moore received his undergraduate and Doctor of Veterinary Medicine degrees from Tuskegee Institute; his Master of Public Health degree in Epidemiology from the University of Michigan; and his Doctor of Philosophy degree in Epidemiology from the Johns Hopkins University. He was awarded the Doctor of Science degree (Honoris Causa) in recognition of his distinguished public health career by Tuskegee University. Dr. Moore was a career officer within the Commissioned Corps of the United States Public Health Service (USPHS) entering with the U.S. National Institutes of Health and rising to the rank of Assistant United States Surgeon General (Rear Admiral, USPHS) within the Immediate Office of the Secretary, HHS. He was selected as Chief Veterinary Medical Officer, USPHS, by Surgeon General C. Everett Koop.

Dr. Phillip Frost – Member of MusclePharm Scientific Advisory Board. Dr. Frost has served as the CEO and Chairman of OPKO Health, Inc. since on March 27, 2007. Dr. Frost was named the Chairman of the Board of Teva Pharmaceutical Industries, Limited, or Teva, (NYSE:TEVA) in March 2010 and had previously been Vice Chairman since January 2006 when Teva acquired IVAX Corporation, or IVAX. Dr. Frost had served as Chairman of the Board of Directors and Chief Executive Officer of IVAX Corporation since 1987. He was Chairman of the Department of Dermatology at Mt. Sinai Medical Center of Greater Miami, Miami Beach, Florida from 1972 to 1986. Dr. Frost was Chairman of the Board of Directors of Key Pharmaceuticals, Inc. from 1972 until the acquisition of Key Pharmaceuticals by Schering Plough Corporation in 1986. Dr. Frost was named Chairman of the Board of Ladenburg Thalmann Financial Services Inc. (NYSE Amex:LTS), an investment banking, asset management, and securities brokerage firm providing services through its principal operating subsidiary, Ladenburg Thalmann & Co. Inc., in July 2006 and has been a director of Ladenburg Thalmann from 2001 until 2002 and again since 2004. Dr. Frost also serves as Chairman of the board of directors of PROLOR Biotech, Inc. (NYSE Amex: PBTH), a development stage biopharmaceutical company. He serves as a member of the Board of Trustees of the University of Miami and as a Trustee of each of the Scripps Research Institute, the Miami Jewish Home for the Aged, and the Mount Sinai Medical Center. Dr. Frost is also a director of Castle Brands (NYSE Amex:ROX), a developer and marketer of premium brand spirits. Dr. Frost previously served as a director for Continucare Corporation, Northrop Grumman Corp., Ideation Acquisition Corp., Protalix Bio Therapeutics, Inc., and SafeStitch Medical Inc., and as Governor and Co-Vice-Chairman of the American Stock Exchange (now NYSE Amex).

Dr. Frost has successfully founded several pharmaceutical companies and overseen the development and commercialization of a multitude of pharmaceutical products. This combined with his experience as a physician and chairman and/or chief executive officer of large pharmaceutical companies has given him insight into virtually every facet of the pharmaceutical business and drug development and commercialization process. He is a demonstrated leader with keen business understanding and is uniquely positioned to help guide our Company through its transition from a development stage company into a successful, multinational biopharmaceutical and diagnostics company.

Dr. Richard Ogden (CSCS) – Medical Advisor. Dr. Odgen’s career in clinical research and development spans nearly 40 years. After earning a Ph.D. from Cambridge University, his career started with postdoctoral research studying ribonucleic acid transcription and processing. Following that, he undertook independent research, funded by the National Science Foundation. In 1984, he joined Agouron Pharmaceuticals, Inc. as one of its founding scientists. Following Agouron’s merger with Pfizer, he served as a Senior Director and was the scientific liaison for the Agouron/Pfizer commercial and corporate organizations. In 2006, Dr. Ogden, co-founded RORR Inc., a medical, scientific consulting and education company with clients in the U.S. and Europe. In addition to publication in numerous medical journals, he is co-editor of two books relating to AIDS therapy.

Dr. Michael R. Stevens – Director of Therapeutic Nutrition. Dr. Stevens has over 20 years of well-diversified experience in the healthcare and pharmaceutical industry. Dr. Stevens spent 17 years at Bristol-Myers Squibb, where he held positions of increasing responsibility in the areas of Market Research (Oncology and HIV), Marketing (Oncology), and Medical Affairs (HIV). In addition served as a member of the Executive Council for the Forum for Collaborative HIV Research — a public-private partnership facilitating discussion on emerging issues in HIV clinical research and working to translate research results into patient care. He has also served on 15 Protocol Committees within the Adult AIDS Clinical Trials Group (ACTG). Michael received his B.S. Pharmacy and Doctor of Pharmacy degrees from Purdue University.

Dr. Ron Sekura – Director of Therapeutic Research. Dr. Sekura is the former Chief of the Pharmaceutical and Regulatory Affairs Branch of the Division of AIDS at The National Institute of Allergy and Infectious Diseases (NIAID) of the National Institute of Health (NIH) as well as a former Research Chemist at The National Institutes of Child Health and Human Development (NICHD) at the NIH and the Center for Biologics Evaluation and Research (CBER). He received his Bachelor of Science and Master of Science in Biochemistry degrees at Pennsylvania State University and his PhD at Cornell University. Dr. Sekura is the author of over 60 scientific publications.

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

James Sapirstein, R.Ph., MBA – Strategic Advisor. Mr. Sapirstein has been the Chief Executive Officer of Alliqua Inc. since October 2012. He was the President and Chief Executive Officer of Tobira Therapeutics, Inc., or Tobira, from August 2007 through April 2011 and founded Tobira in October 2006. Prior to Tobira, Mr. Sapirstein worked at Paramount BioCapital from May 2005 to September 2006 in the company creation group. Mr. Sapirstein was the Executive Vice President of the Metabolic and Endocrinology Business Unit from 2002 through April 2005. Mr. Sapirstein was the Director of Global Marketing at Gilead Sciences from July 2000 through May 2002, where he was responsible for the global launch of Viread®. He was the head of the international infectious disease marketing teams during his time at Bristol-Myers Squibb from August 1996 to July 2000. Mr. Sapirstein was with Hoffmann-LaRoche from October 1987 to July 1996, where he worked in a variety of capacities ranging from marketing and sales positions to international posts. Prior to working at Hoffmann LaRoche, he worked at Eli Lilly and Company in a sales capacity from June 1984 to October 1987. Mr. Sapirstein earned his Bachelor of Science in Pharmacy from the Ernest Mario School of Pharmacy at Rutgers University and an MBA from Farleigh Dickinson University.

Michael Kim, D.O. – Executive Director of Medicine, Research and Education. Dr. Kim has been our Executive Director of Medicine, Research and Education since August 2011. He oversees our research. He analyzes formulations, research protocols and strength and performance protocols. He also advises our athlete endorsers regarding nutrient, diet and supplementation. He received a B.A. in Economics from University of California – Davis, and a Doctor of Osteopathy degree from Touro University.

Corporate Governance

Director Independence

Each director and named executive officer is obligated to disclose, on an annual basis, any transactions with our Company and any of its subsidiaries in which a director or executive officer, or any member of his or her immediate family, have a direct or indirect material interest. Following completion of these disclosures, our board of directors make a determination as to the independence of each director using the current standards for “independence” that satisfy both the criteria for the NASDAQ Stock Market and the NYSE MKT.

As of November 5, 2012, our board of directors conducted an annual review and affirmatively determined that Messrs. Doron, Greenwell and Prosser are “independent” as that term is defined in the NASDAQ listing standards.

Committees and Meetings of the Board

During 2012, our board of directors held nine meetings. Each director attended at least 75% of the meetings (held during the period that such director served) of the Board and the committees on which such director served in 2012.

In addition, the board acts from time to time by unanimous written consent in lieu of holding a meeting. During 2012, the board effected several actions by unanimous written consent. Members of our board are encouraged to attend our annual meeting of shareholders.

The following table sets forth the three standing committees of our board and the members of each committee and the number of meetings held by our board and the committees during 2012:

Director	Board	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
Brad J. Pyatt	Co-Chair
John H. Bluher	Co-Chair
Michael J. Doron	X	X	X	Chair
James J. Greenwell	X	X	Chair	X
Donald W. Prosser	X	Chair*	X	X
Cory J. Gregory (1)	X
Mark E. Groussman (2)	X	X	X	X
Gordon G. Burr (3)	X	X	X	X
Meetings in 2012:	9	2	3	1

*	Audit Committee Financial Expert.
(1)	Mr. Gregory resigned from the board of directors on July 19, 2012.
(2)	Mr. Groussman resigned from the board of directors on October 18, 2012.
(3)	Mr. Burr resigned from the board of directors on November 5, 2012

To assist it in carrying out its duties, the board has delegated certain authority to an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee as the functions of each are described below.

Audit Committee

Messrs. Doron, Greenwell and Prosser serve on our Audit Committee. Our Audit Committee’s main function is to oversee our accounting and financial reporting processes, internal systems of control, independent auditor relationships and the audits of our financial statements. The Audit Committee’s responsibilities include:

•	selecting, hiring, and compensating our independent auditors;

•	evaluating the qualifications, independence and performance of our independent auditors;

•	overseeing and monitoring the integrity of our financial statements and our compliance with legal and regulatory requirements as they relate to financial statements or accounting matters;

•	approving the audit and non-audit services to be performed by our independent auditor;

•	reviewing with the independent auditor the design, implementation, adequacy and effectiveness of our internal controls and our critical accounting policies; and

•	preparing the report that the SEC requires in our annual proxy statement.

The board of directors has adopted an Audit Committee Charter. The Audit Committee members meet NASDAQ’s financial literacy requirements, and the board has further determined that Mr. Prosser (i) is an “audit committee financial expert” as such term is defined in Item 407(d) of Regulation S-K promulgated by the SEC and (ii) also meets NASDAQ’s financial sophistication requirements.

Compensation Committee

Messrs. Doron, Greenwell and Prosser serve on the Compensation Committee. Our Compensation Committee’s main functions are assisting our board of directors in discharging its responsibilities relating to the compensation of outside directors, the Chief Executive Officer and other executive officers, as well as administering any stock incentive plans we may adopt. The Compensation Committee’s responsibilities include the following:

•	reviewing and recommending to our board of directors the compensation of our Chief Executive Officer and other executive officers, and the outside directors;

•	conducting a performance review of our Chief Executive Officer;

•	reviewing our compensation policies; and

•	if required, preparing the report of the Compensation Committee for inclusion in our annual proxy statement.

The board of directors has adopted a Compensation Committee Charter.

The Compensation Committee’s policy is to offer our executive officers competitive compensation packages that will permit us to attract and retain highly qualified individuals and to motivate and reward these individuals in an appropriate fashion aligned with the long-term interests of our Company and our stockholders.

Compensation Committee Risk Assessment. We have assessed our compensation programs and concluded that our compensation practices do not create risks that are reasonably likely to have a material adverse effect on us.

Nominating and Corporate Governance Committee

Messrs. Doron, Greenwell and Prosser serve on our Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee’s responsibilities include:

•	identify qualified individuals to serve as members of the Company’s board of directors;

•	review the qualifications and performance of incumbent directors;

•	review and consider candidates who may be suggested by any director or executive officer or by any stockholder of the Company;

•	review considerations relating to board composition, including size of the board, term and age limits, and the criteria for membership on the board;

•	review periodically the management succession plan of;

•	review and recommend corporate governance policies; and

•	monitor, oversee and review compliance with the Company’s code of ethics.

The board of directors has adopted a Nominating and Corporate Governance Committee Charter.

Corporate Governance Materials

The full text of the charters of our Audit, Nominating and Corporate Governance, and Compensation Committees and our Business Conduct and Code of Ethics can be found at www.musclepharm.com. Copies of these documents also may be obtained from our Corporate Secretary.

Board of Directors Diversity

The board does not have a formal diversity policy. The board considers candidates that will make the board as a whole reflective of a range of talents, skills, diversity and expertise.

Code of Ethics

Our board of directors has adopted a Code of Ethics (“Code of Ethics”), which provides general statements of our expectations regarding ethical standards that we expect our directors, officers and employees to adhere to while acting on our behalf. Among other things, the Code of Ethics provides that:

•	We will comply with all laws, rules and regulations;
•	Our directors, officers, and employees are to avoid conflicts of interest and are prohibited from competing with the Company or personally exploiting our corporate opportunities;
•	Our directors, officers, and employees are to protect our assets and maintain our confidentiality;
•	We are committed to promoting values of integrity and fair dealing; and
•	We are committed to accurately maintaining our accounting records under generally accepted accounting principles and timely filing our periodic reports and tax returns.

Our Code of Ethics also contains procedures for employees to report, anonymously or otherwise, violations of the Code of Ethics.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, requires the Company’s directors and named executive officers, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership of our common stock and our other equity securities with the SEC. As a practical matter, the Company assists its directors and officers by monitoring transactions and completing and filing Section 16 reports on their behalf. Based solely on a review of the copies of such forms in our possession and on written representations from reporting persons, we believe that during 2012 all of our named executive officers and directors filed the required reports on a timely basis under Section 16(a) of the Exchange Act, except that one Form 3 was filed for Mr. Burr on November 9, 2012 with respect to becoming a director on July 19, 2012; one Form 4 was filed for Mr. Burr on November 9, 2012 with respect to transactions occurring on September 17, 2012 one Form 4 was filed for Mr. Bluher on November 20, 2012 with respect to transactions occurring on August 15, 2012; and one Form 4 was filed for Mr. Bluher on November 20, 2012 with respect to transactions occurring on September 26, 2012.

Item 11. Executive Compensation

Summary Compensation Table for 2012

The following summary compensation tables sets forth all compensation awarded to, earned by, or paid to each person serving as a named executive officer of the Company during the year ended December 31, 2012.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards (1) ($)		Option Awards (1) ($)	All Other Compensation ($)		Total ($)

Brad J. Pyatt	2012	322,022	160,000		-		-	8,514		490,536
Chief Executive Officer and President	2011	250,000	140,099	(2)	1,400,995	(2) (3)	-	4,308	(5)	1,795,402
	2010	194,821	-		2,650,000	(4)	-	-		2,844,821

L. Gary Davis	2012	65,000	75,000		204,500	(6)	-	-		344,500
Chief Financial Officer

John H. Bluher	2012	182,292	130,000		678,000	(6)	-	-		990,292
Executive Vice President and COO	2011	36,458	50,000		-		-	-		86,458

Jeremy R. DeLuca	2012	187,500	130,000		-		-	7,000	(9)	324,500
Executive Vice President and CMO	2011	65,833	140,099	(7)	1,400,995	(8)	-	-		1,606,927

Cory J. Gregory	2012	201,796	130,000		-		-	-		331,796
Executive Vice President	2011	150,000	140,099	(10)	1,400,995	(10) (11)	-	-		1,691,094
	2010	78,892	-		2,650,000	(12)	-	-		2,728,892

(1)	Amounts reflect the aggregate grant date fair value of stock awards computed in accordance with FASB ASC Topic 718. The grant date fair value of each stock award is measured based on the closing price of our common stock on the date of grant.
(2)	Reflects the amount returned to the Company in July 2012 as a result of restated revenues for the years ended December 31, 2011 and 2010. Mr. Pyatt voluntarily returned (i) $30,311 of his cash bonus and (ii) $303,109 worth of his stock bonus (equal to a total of 31,009 shares of common stock).
(3)	Mr. Pyatt received a stock award of $1,704,104, equal to 174,333 shares of common stock, at a price per share of $9.78, which was the closing price of our common stock on February 1, 2012, the date of grant.
(4)	Mr. Pyatt received a stock award of 5,883 shares of common stock at a price per share of $450.45, which was the closing price of our common stock on October 18, 2010, the date of grant.
(5)	Amount represents private golf club membership dues of $8,514 and $4,308 for 2012 and 2011, respectively.
(6)	Reflects the full grant date fair value of restricted stock unit award granted in 2012 calculated in accordance with FASB ASC Topic 718 based on the closing price of the common stock of $3.48 and $9.61 (after adjustment for the reverse split of 1-for-850) on the date of grant.
(7)	Reflects the amount returned to the Company in July 2012 as a result of restated revenues for the years ended December 31, 2011 and 2010. Mr. DeLuca voluntarily returned (i) $30,311 of his cash bonus (which had not yet been paid to him) and (ii) $303,109 worth of his stock bonus (equal to a total of 31,009 shares of common stock).
(8)	Mr. DeLuca received a stock award of $1,704,104, equal to 174,333 shares of common stock, at a price per share of $9.78, which was the closing price of our common stock on February 1, 2012, the date of grant.
(9)	Amount represents private golf club membership dues of $7,000 for 2012.
(10)	Reflects the amount returned to the Company in July 2012 as a result of restated revenues for the years ended December 31, 2011 and 2010. Mr. Gregory voluntarily returned (i) $30,311 of his cash bonus and (ii) $303,109 worth of his stock bonus (equal to a total of 31,009 shares of common stock).
(11)	Mr. Gregory received a stock award of $1,704,104, equal to 174,333 shares of common stock, at a price per share of $9.78, which was the closing price of our common stock on February 1, 2012, the date of grant.
(12)	Mr. Gregory received a stock award of 5,883 shares of common stock at a price per share of $450.45, which was the closing price of our common stock on October 18, 2010, the date of grant.

Outstanding Equity Awards at Year End

The following table provides information concerning the holdings of stock option and restricted stock unit awards by our named executive officers as of December 31, 2012. This table includes unexercised (both vested and unvested) stock option awards and unvested restricted stock unit awards with vesting conditions that were not satisfied as of December 31, 2012. Each equity grant is shown separately for each named executive officer. The vesting schedule for each outstanding equity award is shown in the footnotes following this table.

Outstanding Equity Awards at Year End
		Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (1) (#)	Market Value of Shares or Units of Stock that Have Not Vested (2) ($)

Brad J. Pyatt	-	-	-	-	-	-	-

L. Gary Davis	11/16/2012	-	-	-	-	58,824	250,002

John H. Bluher	11/16/2012	-	-	-	-	70,589	300,003

Jeremy R. DeLuca	-	-	-	-	-	-	-

Cory J. Gregory	-	-	-	-	-	-	-

(1)	The table below shows the vesting dates for the respective unvested restricted stock units listed in the above Outstanding Equity Awards at Year-End for 2012 Table:

Vesting Date	Mr. Davis	Mr. Bluher
01/01/2013	19,608	23,530
01/01/2014	19,608	23,530
12/01/2014	19,608	23,529

(2)	Market value of the restricted stock units represents the product of the closing price of our common stock as of December 31, 2012 (the last trading day of the year), which was $4.25, and the number of shares underlying each such award.

Employment Arrangements

On October 18, 2012, and amended on January 4, 2013 to reduce the base salary of each executive officer at the request of such executive officer, the Company entered into amended and restated employment agreements (except for Mr. Davis, which was an initial employment agreement) with the following executive officers of the Company, which include its principal executive officer, principal financial officer and other named executive officers:

Name	Position

Brad J. Pyatt	Chief Executive Officer and President
L. Gary Davis	Chief Financial Officer
John H. Bluher	Executive Vice President – Chief Operating Officer
Jeremy R. DeLuca	Executive Vice President – Chief Marketing Officer
Cory J. Gregory	Executive Vice President

The employment agreements were executed based upon a form employment agreement approved by the Compensation Committee of the board. The employment agreements are for an initial term ending December 31, 2014. However, the employment agreements entered into with Mr. Pyatt and Mr. DeLuca provide for an initial term ending December 31, 2015.

Under the terms of the employment agreements, each officer will receive an annual base salary in the amount set forth below, subject to any increase the Compensation Committee may deem appropriate from time to time.

Name	Annual Base Salary

Brad J. Pyatt	$250,000
L. Gary Davis	$130,000
John H. Bluher	$200,000
Jeremy R. DeLuca	$225,000
Cory J. Gregory	$130,000

In addition, the officers will be eligible to receive one or more annual cash bonuses and grants of stock options, restricted stock or other equity-related awards from the Company’s various equity compensation plans, as determined by the Compensation Committee.

If the employment of an officer is terminated due to the officer’s death or inability to perform, the employment agreements provide for payment to the officer of any unpaid portion of the Officer’s base salary and benefits accrued through the date of death or inability to perform and, at the discretion of the Compensation Committee, a bonus. The officer or his representatives will also be entitled to receive a reimbursement of up to 12 months of Consolidated Omnibus Reconciliation Act, or COBRA, premiums, if the officer or his representatives timely elect and remain eligible for COBRA. If the officer’s employment is terminated due to inability to perform, the officer will also be entitled to (i) a lump sum payment equal to the greater of (A) the target bonus payable to the Officer for the year in which the date of termination occurs or if no target bonus has been set, the officer’s most recent annual bonus, and (B) a bonus for such year as may be determined by the Compensation Committee in its sole discretion; and (ii) a severance payment (payable over six months) equal to six months of the officer’s base salary in effect as of the date of termination.

If the officer’s employment is terminated for “cause” or if an Officer terminates his employment without “good reason” (as such terms are defined in the employment agreement), the officer will not be entitled to a severance payment or any other termination benefits. However, the Company will pay the officer any unpaid portion of the officer’s base salary and benefits accrued through the date of such termination.

Upon a termination of an officer’s employment (except for Mr. Pyatt) by the Company without cause and without a change in control or by the officer for good reason without a change in control, the employment agreements provide that such officer will be entitled to (i) any unpaid portion of the officer’s base salary and benefits accrued through the date of termination; (ii) an amount payable over three months and equal to the lesser of (A) nine months of the officer’s base salary in effect as of the date of termination, or (B) the officer’s base salary remaining under the term of his employment agreement; (iii) a lump sum payment equal to 25% of the officer’s target bonus (or if no target bonus has been set, the Officer’s most recent annual bonus) if the termination is between January 1 and June 30 or 50% of the Officer’s target bonus (or if no target bonus has been set, the Officer’s most recent annual bonus) if the termination is between July 1 and December 31; (iv) acceleration of the officer’s outstanding equity awards, unless otherwise provided in the equity award agreement for a particular equity award; and (v) the officer will also be entitled to receive a reimbursement of up to 12 months of COBRA premiums, if the officer timely elects and remains eligible for COBRA.

Upon a termination of Mr. Pyatt’s employment by the Company without cause and without a change in control or by Mr. Pyatt for good reason without a change in control, Mr. Pyatt’s employment agreement provides that he will be entitled to (i) any unpaid portion of his base salary and benefits accrued through the date of termination; (ii) an amount payable over three months and equal to two times his base salary on the date of termination; (iii) a lump sum payment equal to the greater of (A) two times his target bonus for the for the year in which the date of termination occurs or if no target bonus has been set, then two times Mr. Pyatt’s most recent annual bonus, and (B) a bonus for such year as may be determined by the Compensation Committee in its sole discretion; (iv) acceleration of his outstanding equity awards, unless otherwise provided in the equity award agreement for a particular equity award; and (v) he will also be entitled to receive a reimbursement of up to 12 months of COBRA premiums, if he timely elects and remains eligible for COBRA.

Upon a termination of an officer’s employment (except for Mr. Pyatt) by the Company without cause and with a change in control or by the officer for good reason after a change in control, the employment agreement provides that such officer will be entitled to (i) any unpaid portion of the officer’s base salary and benefits accrued through the date of termination; (ii) a severance payment (payable over 12 months) equal to 12 months of the officer’s base salary in effect as of the date of termination; (iii) a lump sum payment equal to the greater of (A) 100% of the officer’s target bonus in the year of termination or if no target bonus has been set, then 100% of the officer’s most recent annual bonus, and (B) a bonus for such year as may be determined by the Committee in its sole discretion; (iv) a severance payment of $500,000 (payable within 30 days of the date of termination); (v) acceleration of the officer’s outstanding equity awards; and (vi) the officer will also be entitled to receive a reimbursement of up to 12 months of COBRA premiums, if the officer timely elects and remains eligible for COBRA.

Upon a termination of Mr. Pyatt’s employment by the Company without cause and with a change in control or by Mr. Pyatt for good reason after a change in control, Mr. Pyatt’s employment agreement provides that he will be entitled to (i) any unpaid portion of his base salary and benefits accrued through the date of termination; (ii) a severance payment (payable over 12 months) equal to three times his base salary in effect as of the date of termination; (iii) a severance payment of $2 million (payable within 30 days of the date of termination); (v) acceleration of Mr. Pyatt’s outstanding equity awards; and (vi) he will also be entitled to receive a reimbursement of up to 12 months of COBRA premiums, if he timely elects and remains eligible for COBRA.

The employment agreements also contain customary confidentiality, non-competition and non-solicitation provisions. Under the non-compete provisions, during the term of his employment agreement and for a period of six months after termination of employment, the officer is prohibited from, directly or indirectly, engaging in or becoming interested financially in, as a principal, employee, partner, contractor, shareholder, agent, manager, owner, advisor, lender, guarantor, officer or director, any business that is engaged in the nutritional supplement industry and/or related products, subject to certain exceptions for passive investments.

Additionally, the non-solicitation provisions of the employment agreements prohibit the officer from soliciting for employment any employee of the Company or any person who was an employee of the Company in the 90-day period before such solicitation. This prohibition applies during the officer’s employment with the Company and for 12 months following the termination of the officer’s employment.

Change in Control Payments

The Employment Agreements referenced in the above provide for payments upon termination or employment after a change in control in certain situations.

Director Compensation

Director Compensation for 2012

The following table sets forth the aggregate compensation paid to our non-employee directors during 2012.

Name	Fees Earned or Paid In Cash ($)	Stock Awards(1)(2) ($)	Total ($)
Michael J. Doron	10,000	2,233	12,223
James J. Greenwell	10,000	2,223	12,223
Donald W. Prosser	24,000	2,223	26,233

(1)	Reflects the full grant date fair value of restricted stock awards granted in 2012 calculated in accordance with FASB ASC Topic 718 based on the closing price of the common stock of $4.1652 (after adjustment for the reverse split of 1-for-850) on November 16, 2012, the date of grant.
(2)	Reflects the full grant date fair value of restricted stock awards granted for 2012 calculated in accordance with FASB ASC Topic 718 based on the closing price of the common stock of $6.00 on February 14, 2013, the date of grant, to make-up for the shortfall in the number of shares.

2012 Non-Employee Director Compensation Program

In October 2012, our board of directors adopted a non-employee director compensation program. Directors who are employees of the Company receive no additional compensation for their services as directors. Non-employee directors are compensated for their service on our board of directors as described below. The following table describes the components of compensation for non-employee directors in effect beginning October 2012:

Compensation Element	2012 Compensation Program ($)
Annual Cash Retainer	20,000
Annual Equity Retainer Award	25,000
Board Meeting Fees	1,000
Audit Committee Chair Committee Meeting Fee	1,000
New Director Fee (one-time equity grant)	2,000

Annual Cash Retainer and Meeting Fees. Beginning in October 2012, each non-employee director who continues to serve as a director will receive an annual cash retainer fee of $20,000 per year, pro rata for service less than one year. Non-employee directors will also receive $1,000 per meeting attended for all in-person and telephonic meetings of the Board subject to a $6,000 per-year cap on meeting fees. Further, the Audit Committee Chair will receive $1,000 per Audit Committee meeting.

Annual Equity Retainer Award. Beginning in January 2013 and pro-rata for the fourth quarter of 2012, each non-employee director will receive $25,000 of the annual board retainer fee in the form of restricted common stock with the number of shares of restricted common stock determined by dividing that dollar amount by the closing price of our common stock on the date of grant. These shares of restricted common stock will vest in four equal quarterly installments. The restricted common stock awards will be forfeitable during that vesting period, though directors who leave the board during the year will receive any vested restricted common stock. On February 14, 2013, we granted each non-employee director a restricted stock award for 6,252 restricted shares of common stock that vests as to 1,563 shares on a quarterly basis beginning March 31, 2013.

New Director Fee (one-time equity grant). Beginning in October 2012, each non-employee director will receive a one-time equity grant of restricted common stock with a value of approximately $2,000 with the number of shares of restricted common stock determined by dividing that dollar amount by the closing price of our common stock on the date of grant. These shares of restricted common stock will be fully vested upon grant. On November 16, 2012, we issued 353 shares to our three non-employee directors as their one-time equity grant. On February 14, 2013, we issued an additional 132 shares to our three non-employee directors because the number of shares received by each director on November 16, 2012 was less than the approximate value of $2,000 for the initial grant.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information known to MusclePharm with respect to the beneficial ownership of our common stock, $0.001 par value per share, as of March 29, 2013, unless otherwise noted, by:

•	each stockholder known to MusclePharm to own beneficially more than 5% of MusclePharm’s common stock;
•	each of MusclePharm’s directors;
•	each of MusclePharm’s named executive officers; and
•	all of MusclePharm’s current directors and named executive officers as a group.

We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock or Series B Preferred Stock that they beneficially own, subject to applicable community property laws.

Applicable percentage ownership is based on 6,766,647 shares of common stock and 51 shares of Series B Preferred Stock outstanding at March 29, 2013. For purposes of computing total voting percentage, each share of Series B Preferred Stock has 138,292.98 votes, resulting in total outstanding shares for purposes of calculating voting percentages of 51%. Except as set forth below, the address of the beneficial owner listed in the table below is c/o MusclePharm Corporation, 4721 Ironton Street, Building A, Denver, Colorado 80239.

	Shares Beneficially Owned
	Common Stock (1)		Series B Preferred Stock (1)		Total Voting
Name of Beneficial Owner	Shares	% (2)	Shares	% (3)	% (4)
Named Executive Officers:
Brad J. Pyatt	165,418	2.4%	31	60.78%	32.2%
L. Gary Davis	19,678	*	-	-	*
John H. Bluher	43,118	*	-	-	*
Jeremy R. DeLuca	143,325	2.1%	-	-	1.0%
Cory J. Gregory	155,658	2.3%	20	39.22%	21.1%

Non-Employee Directors:
Michael J. Doron	6,737	*	-	-	*
James J. Greenwell	11,737	*	-	-	*
Donald W. Prosser	6,737	*	-	-	*

Officers and Directors as a Group (eight persons):	552,408	8.2%	51	100%	54.99%

*	Represents less than one percent.
(1)	This column lists beneficial ownership of voting securities as calculated under SEC rules. Otherwise, except to the extent noted below, each director, named executive officer or entity has sole voting and investment power over the shares reported. The shares are not subject to any pledge. Standard brokerage accounts may include nonnegotiable provisions regarding set-offs or similar rights.
(2)	Percent of class based on 6,776,647 shares of common stock outstanding as of March 29, 2013. This percentage does not include preferred stock ownership.
(3)	Percent of Series B Preferred Stock based on 51 shares of Series B Preferred Stock outstanding as of March 29, 2013.
(4)	Percentage of total voting power represents voting power with respect to all shares of our common stock and Series B Preferred Stock voting together as a single class. The holders of our Series B Preferred Stock are entitled to 138,292.98 votes per share, and holders of our common stock are entitled to one vote per share.

Beneficial Owners of More than Five Percent

The following table shows the number of shares of our common stock, as of March 29, 2013, held by persons known to us to beneficially own more than five percent of our outstanding common stock.

	Shares Beneficially Owned
	Common Stock (1)		Series B Preferred Stock (1)		Total Voting
Name of Beneficial Owner	Shares	% (2)	Shares	% (3)	% (4)
GRQ Consultants Inc. (5)	416,247	6.1%	-	-	3.0%
Melechdavid, Inc. (6)	353,821	5.2%	-	-	2.6%

(1)	This column lists beneficial ownership of voting securities as calculated under SEC rules. Otherwise, except to the extent noted below, each director, named executive officer or entity has sole voting and investment power over the shares reported. The shares are not subject to any pledge. Standard brokerage accounts may include nonnegotiable provisions regarding set-offs or similar rights.

(2)	Percent of class based on 6,776,647 shares of common stock outstanding as of March 29, 2013. This percentage does not include preferred stock ownership.

(3)	Percent of Series B Preferred Stock based on 51 shares of Series B Preferred Stock outstanding as of March 29, 2013.
(4)	Percentage of total voting power represents voting power with respect to all shares of our common stock and Series B Preferred Stock voting together as a single class. The holders of our Series B Preferred Stock are entitled to 138,292.98 votes per share, and holders of our common stock are entitled to one vote per share.
(5)	Mr. Barry C. Honig is the President of GRQ Consultants, Inc. and in such capacity holds voting and dispositive power over shares held by such entity. The principal place of business for GRQ is 4400 Biscayne Boulevard, Miami FL 33137.
(6)	Mr. Mark E. Groussman is the President of Melechdavid, Inc. and in such capacity holds voting and dispositive power over shares held by such entity. The principal place of business for Melechdavid is 4400 Biscayne Boulevard, Miami, Florida 33137.

Equity Compensation Plan Information

The following table provides information as of December 31, 2012, regarding compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance. The table includes information regarding the MusclePharm 2010 Stock Incentive Plan.

PLAN CATEGORY	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a) (1)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a) (c) (1)
Equity compensation plans approved by security holders:	1,847	$425.00	1,409
Equity compensation plans not approved by security holders:	-	-	-
Total	1,847	$425.00	1,409

(1)	Reflects the 1-for-850 reverse stock split of our common stock that we effected on November 26, 2012.

Item 13. Certain Relationships, Related Transactions and Director Independence

In addition to the named executive officer and director compensation arrangements discussed in “Executive Compensation”, below we describe transactions since January 1, 2012, to which we have been a participant, in which the amount involved in the transaction exceeds or will exceed $120,000 and in which any of our directors, executive officers or holders of more than 5% of our capital stock, or any immediate family member of, or person sharing the household with, any of these individuals, had or will have a direct or indirect material interest.

Consulting Agreements

On November 23, 2011, we entered into a consulting agreement with El Chichon Partners, LLC and Gordon G. Burr, a former director, prior to Mr. Burr becoming a director of the Company. The consulting agreement provides that Mr. Burr will identify potential financing sources for us. The amount paid under this agreement in the year ended December 31, 2011 was $200,000, which was paid in the form of a warrant issued in the name of El Chichon Partners, LLC and exercisable for 117,648 shares of common stock at an exercise price of $10.20 per share of common stock. Further, this agreement was amended on April 20, 2012 and added an additional warrant issued in the name of El Chichon Partners, LLC and exercisable for 35,295 shares of common stock at an exercise price of $12.75 per share of common stock. Each warrant has a lock-up of one year after exercise thereof. The shares of common stock underlying each warrant have demand registration rights after 12 months and piggy-back registration rights.

On July 12, 2012, we entered into a consulting agreement with Melechdavid, Inc. (“Melechdavid”), an affiliate of Mark E. Groussman, a former director, prior to Mr. Groussman becoming a director of the Company. The consulting agreement provides that Melechdavid will provide consulting services to us related to strategic acquisitions, capital restructuring and Mr. Groussman will serve as a member of the board of directors. Mr. Groussman was appointed to our board of directors on July 19, 2012, and resigned from our board effective October 18, 2012. The consulting agreement provides that we will issue to Melechdavid shares of common stock in an amount equal to 4.2% of our outstanding common stock on a fully diluted (as-converted) basis. Further, until July 12, 2014, we are required to ensure that Melechdavid shall maintain its 4.2% fully diluted equity position. The term of the consulting agreement is 12 months.

On July 12, 2012, we entered into a consulting agreement with GRQ Consultants, Inc. (“GRQ”), an affiliate of Barry C. Honig. The consulting agreement provides that GRQ will provide consulting services to us related to banking relationships, strategic acquisitions and capital restructuring. The consulting agreement provides that we will issue to GRQ shares of common stock in an amount equal to 4.2% of our outstanding common stock on a fully diluted (as-converted) basis. Further, until July 12, 2014, we are required to ensure that GRQ shall maintain its 4.2% fully diluted equity position. The term of the consulting agreement is 12 months.

Indemnification Agreements

We have entered into indemnification agreements with each of our directors and named executive officers. The indemnification agreements and our bylaws will require us to indemnify our directors to the fullest extent permitted by Nevada law.

Warrant Conversion

On September 20, 2012, we entered into a warrant conversion agreement with Mr. Bluher, our Executive Vice President and Chief Operating Officer, for the conversion of warrants to purchase 29,412 shares of our common stock into 19,589 shares of our common stock.

On September 12, 2012, we entered into a warrant conversion agreement with El Chichon Partners, LLC (an entity affiliated with Mr. Burr, a former director of the Company) for the conversion of warrants to purchase 152,942 shares of our common stock into 101,859 shares of our common stock.

On September 30, 2012, we entered into a warrant conversion agreement with Mr. Groussman, a former director of the Company, at the time, for the conversion of warrants to purchase 4,412 shares of our common stock into 3,750 shares of our common stock.

Review, Approval or Ratification of Transactions with Related Parties

We intend to adopt a written related person transactions policy that our executive officers, directors, nominees for election as a director, beneficial owners of more than 5% of our common stock, and any members of the immediate family of and any entity affiliated with any of the foregoing persons, are not permitted to enter into a material related person transaction with us without the review and approval of our audit committee, or a committee composed solely of independent directors in the event it is inappropriate for our audit committee to review such transaction due to a conflict of interest. We expect the policy to provide that any request for us to enter into a transaction with an executive officer, director, nominee for election as a director, beneficial owner of more than 5% of our common stock or with any of their immediate family members or affiliates, in which the amount involved exceeds $120,000 will be presented to our audit committee for review, consideration and approval. In approving or rejecting any such proposal, we expect that our audit committee will consider the relevant facts and circumstances available and deemed relevant to the audit committee, including, but not limited to, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related person’s interest in the transaction.

Although we have not had a written policy for the review and approval of transactions with related persons, our board of directors has historically reviewed and approved any transaction where a director or officer had a financial interest, including all of the transactions described above. Prior to approving such a transaction, the material facts as to a director’s or officer’s relationship or interest as to the agreement or transaction were disclosed to our board of directors. Our board of directors would take this information into account when evaluating the transaction and in determining whether such transaction was fair to us and in the best interest of all of our stockholders.

Item 14. Principal Accountant Fees and Services

The Audit Committee of the board of directors has retained EKS&H LLLP (“EKS&H”) as our independent public accounting firm (our independent auditor). EKS&H audited our financial statements for the year ended December 31, 2012. The audit reports of EKS&H on our consolidated financial statements as of and for the year ended December 31, 2012 did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.

Audit Committee Pre-Approval Policies and Procedures

To help assure independence of the independent auditor, the Audit Committee has established a policy whereby all audit, review, attest and non-audit engagements of the principal auditor or other firms must be approved in advance by the Audit Committee; provided, however, that de minimis non-audit services may instead be approved in accordance with applicable SEC rules. This policy is set forth in our Audit Committee Charter. Of the fees shown above in the table, which were paid to our independent auditor, 100% were approved by the Audit Committee.

Fees Paid to Independent Registered Public Accountants

The following is a summary and description of fees for services for the fiscal years ended December 31, 2012 and 2011.

Services	2012	2011
Audit Fees	$160,286	$211,328
Audit-Related Fees	222,454	-
Tax Fees		-
All Other Fees		-
Total	$382,740	$211,328

Audit Fees. Audit fees relate to professional services rendered in connection with the audit of our annual financial statements, quarterly review of financial statements included in our quarterly reports on Form 10-Q and audit services provided in connection with other statutory and regulatory filings.

Audit-Related Fees. This category includes the aggregate fees billed in each of the last two fiscal years for assurance and related services by the independent auditors that are reasonably related to the performance of the audits or reviews of the financial statements and are not reported above under “Audit Fees,” and generally consist of fees for accounting consultation and audits of employee benefit plans.

PART IV

Item 15. Exhibits, Financial Statement Schedules

		Incorporated by Reference
Exhibit No.	Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith	Furnished Herewith

2.1	Agreement Concerning the Exchange of Securities by and Among Tone in Twenty and Muscle Pharm, LLC and the Security Holders of Muscle Pharm, LLC, dated February 1, 2010.	8-K	000-53166	2.1	February 2, 2010

3.1	Articles of Incorporation of MusclePharm Corporation, as amended.					X

3.2	Bylaws of MusclePharm Corporation (successor to Tone In Twenty). (Amended on March 1, 2010 to change fiscal year end to December 31 – set forth on Form 8-K filed on 03-03-2010.)	SB-2	333-147111	3.2	November 2, 2007

4.1	Specimen of certificate for MusclePharm Corporation Series D Convertible Preferred Stock.	8-K	000-53166	4.1	January 28, 2013

4.2	Specimen of certificate for MusclePharm Corporation Common Stock.	S-1/A	333-184625	4.4	December 28, 2012

4.3	Form of Promissory Note, dated July 13, 2012, issued by MusclePharm Corporation in favor of TCA Global Credit Master Fund LP.	8-K	000-53166	4.1	July 20, 2012

4.4	Form of Promissory Note.	8-K	000-53166	4.2	December 10, 2012

10.1	Purchasing Agreement with General Nutrition Corporation dated December 16, 2009.	8-K	000-53166	10.2	February 24, 2010

10.2	Order Approving Stipulation for Settlement of Claim, dated December 8, 2010, between MusclePharm Corporation and Socius CG II, Ltd.	8-K	000-53166	10.1	December 9, 2010

10.3	Endorsement Agreement, dated July 20, 2011, between MusclePharm Corporation and Michael Vick, individually.	8-K	000-53166	10.1	July 22, 2011

10.4	Convertible Promissory Note between MusclePharm Corporation and Brad J. Pyatt, dated November 18, 2010.	S-1/A	333-176771	4.2	September 27, 2011

10.5	Convertible Promissory Note between MusclePharm Corporation and Brad J. Pyatt, dated November 23, 2010.	S-1/A	333-176771	4.3	September 27, 2011

10.6	Amended and Restated Employment Agreement, dated November 14, 2011, between MusclePharm Corporation and Brad J. Pyatt.	10-Q	000-53166	10.6	November 14, 2011

10.7	Amended and Restated Employment Agreement, dated November 14, 2011, between MusclePharm Corporation and Cory J. Gregory.	10-Q	000-53166	10.7	November 14, 2011

10.8	Employment Agreement, dated September 15, 2011, by and between MusclePharm Corporation and John H. Bluher.	10-Q	000-53166	10.4	November 14, 2011

10.9	Employment Agreement, dated November 14, 2011, by and between MusclePharm Corporation and Jeremy R. DeLuca.	10-Q	000-53166	10.5	November 14, 2011

10.10	Securities Purchase Agreement, dated July 10, 2012, between MusclePharm Corporation and Subscribers set forth therein.	8-K	000-53166	10.1	July 19, 2012

10.11	Consulting Agreement, dated July 12, 2012, between MusclePharm Corporation and Melechdavid, Inc.	8-K	000-53166	10.2	July 19, 2012

10.12	Consulting Agreement, dated July 12, 2012, between MusclePharm Corporation and GRQ Consultants, Inc.	8-K	000-53166	10.3	July 19, 2012

10.13	Form of Committed Equity Facility Agreement, dated July 13, 2012, between MusclePharm Corporation and TCA Global Credit Master Fund LP.	8-K	000-53166	10.1	July 20, 2012

10.14	Form of Registration Rights Agreement, dated July 13, 2012, between MusclePharm Corporation and TCA Global Credit Master Fund LP.	8-K	000-53166	10.1	July 20, 2012

10.15	Form of Security Agreement, dated July 13, 2012, between MusclePharm Corporation and TCA Global Credit Master Fund LP.	8-K	000-53166	10.1	July 20, 2012

10.16	Form of Indemnification Agreement.	8-K	000-53166	10.1	August 27, 2012

10.17	Amended and Restated Employment Agreement, dated October 18, 2012, between MusclePharm Corporation and Brad J. Pyatt.	8-K	000-53166	10.1	October 23, 2012

10.18	Employment Agreement, dated October 18, 2012, between MusclePharm Corporation and L. Gary Davis.	8-K	000-53166	10.2	October 23, 2012

10.19	Amended and Restated Employment Agreement, dated October 18, 2012, between MusclePharm Corporation and John H. Bluher.	8-K	000-53166	10.3	October 23, 2012

10.20	Amended and Restated Employment Agreement, dated October 18, 2012, between MusclePharm Corporation and Jeremy R. DeLuca.	8-K	000-53166	10.4	October 23, 2012

10.21	Amended and Restated Employment Agreement, dated October 18, 2012, between MusclePharm Corporation and Cory J. Gregory.	8-K	000-53166	10.5	October 23, 2012

10.22	Form of Restricted Stock Unit Award.	8-K	000-53166	10.1	November 21, 2012

10.23	Subscription Agreement dated November 30, 2012 between MusclePharm Corporation and the subscribers listed therein.	8-K	000-53166	10.1	December 10, 2012

10.24	Form of Escrow Agreement.	POS AM	333-184625	10.24	January 8, 2013

10.25	Form of Subscription Agreement.	8-K	000-53166	10.1	January 28, 2013

10.26	Subscription Agreement	8-K	000-53166	10.1	March 27, 2013

10.27	Registration Rights Agreement	8-K	000-53166	10.2	March 27, 2013

14.1	Code of Ethics	8-K	000-53166	14	April 23, 2012

21	Subsidiary of the Registrant.	S-1	333-184625	21	October 26, 2012

23.1	Consent of EKS&H LLLP					X

23.2	Consent of Berman & Company, P.A.					X

24.1	Power of Attorney (included on the signature page hereof).					X

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	INS XBRL Instance Document.						X

101.SCH	SCH XBRL Schema Document.						X

101.CAL	CAL XBRL Calculation Linkbase Document.						X

101.DEF	DEF XBRL Definition Linkbase Document.						X

101.LAB	LAB XBRL Label Linkbase Document.						X

101.PRE	PRE XBRL Presentation Linkbase Document.						X

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MUSCLEPHARM CORPORATION (the “Registrant”)

Dated: March 29, 2013	By:	/s/ Brad J. Pyatt
Brad J. Pyatt, Chief Executive Officer and President

(Power of Attorney)

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints BRAD J. PYATT and JOHN H. BLUHER, and each of them severally his true and lawful attorney or attorneys-in-fact and agents, with full power to act with or without the others with full power of substitution and resubstitution, to execute in his name, place and stead, in any and all capacities, any or all amendments to this annual report on Form 10-K for the year ended December 31, 2012, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents and each of them, full power and authority to do and perform in the name of and on behalf of the undersigned, in any and all capacities, each and every act and thing necessary or desirable to be done in and about the premises, to all intents and purposes and as fully as they might or could do in person, hereby ratifying, approving and confirming all that said attorneys-in-fact and agents or their substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brad J. Pyatt	Principal Executive Officer and Director	March 29, 2013
Brad J. Pyatt

/s/ L. Gary Davis	Principal Financial Officer and	March 29, 2013
L. Gary Davis	Principal Accounting Officer

/s/ John H. Bluher	Director	March 29, 2013
John H. Bluher

/s/ Michael J. Doron	Director	March 29, 2013
Michael J. Doron

/s/ James J. Greenwell	Director	March 29, 2013
James J. Greenwell

/s/ Donald W. Prosser	Director	March 29, 2013
Donald W. Prosser

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith	Furnished Herewith

2.1	Agreement Concerning the Exchange of Securities by and Among Tone in Twenty and Muscle Pharm, LLC and the Security Holders of Muscle Pharm, LLC, dated February 1, 2010.	8-K	000-53166	2.1	February 2, 2010

3.1	Articles of Incorporation of MusclePharm Corporation, as amended.					X

3.2	Bylaws of MusclePharm Corporation (successor to Tone In Twenty). (Amended on March 1, 2010 to change fiscal year end to December 31 – set forth on Form 8-K filed on 03-03-2010.)	SB-2	333-147111	3.2	November 2, 2007

4.1	Specimen of certificate for MusclePharm Corporation Series D Convertible Preferred Stock.	8-K	000-53166	4.1	January 28, 2013

4.2	Specimen of certificate for MusclePharm Corporation Common Stock.	S-1/A	333-184625	4.4	December 28, 2012

4.3	Form of Promissory Note, dated July 13, 2012, issued by MusclePharm Corporation in favor of TCA Global Credit Master Fund LP.	8-K	000-53166	4.1	July 20, 2012

4.4	Form of Promissory Note.	8-K	000-53166	4.2	December 10, 2012

10.1	Purchasing Agreement with General Nutrition Corporation dated December 16, 2009.	8-K	000-53166	10.2	February 24, 2010

10.2	Order Approving Stipulation for Settlement of Claim, dated December 8, 2010, between MusclePharm Corporation and Socius CG II, Ltd.	8-K	000-53166	10.1	December 9, 2010

10.3	Endorsement Agreement, dated July 20, 2011, between MusclePharm Corporation and Michael Vick, individually.	8-K	000-53166	10.1	July 22, 2011

10.4	Convertible Promissory Note between MusclePharm Corporation and Brad J. Pyatt, dated November 18, 2010.	S-1/A	333-176771	4.2	September 27, 2011

10.5	Convertible Promissory Note between MusclePharm Corporation and Brad J. Pyatt, dated November 23, 2010.	S-1/A	333-176771	4.3	September 27, 2011

10.6	Amended and Restated Employment Agreement, dated November 14, 2011, between MusclePharm Corporation and Brad J. Pyatt.	10-Q	000-53166	10.6	November 14, 2011

10.7	Amended and Restated Employment Agreement, dated November 14, 2011, between MusclePharm Corporation and Cory J. Gregory.	10-Q	000-53166	10.7	November 14, 2011

10.8	Employment Agreement, dated September 15, 2011, by and between MusclePharm Corporation and John H. Bluher.	10-Q	000-53166	10.4	November 14, 2011

10.9	Employment Agreement, dated November 14, 2011, by and between MusclePharm Corporation and Jeremy R. DeLuca.	10-Q	000-53166	10.5	November 14, 2011

10.10	Securities Purchase Agreement, dated July 10, 2012, between MusclePharm Corporation and Subscribers set forth therein.	8-K	000-53166	10.1	July 19, 2012

10.11	Consulting Agreement, dated July 12, 2012, between MusclePharm Corporation and Melechdavid, Inc.	8-K	000-53166	10.2	July 19, 2012

10.12	Consulting Agreement, dated July 12, 2012, between MusclePharm Corporation and GRQ Consultants, Inc.	8-K	000-53166	10.3	July 19, 2012

10.13	Form of Committed Equity Facility Agreement, dated July 13, 2012, between MusclePharm Corporation and TCA Global Credit Master Fund LP.	8-K	000-53166	10.1	July 20, 2012

10.14	Form of Registration Rights Agreement, dated July 13, 2012, between MusclePharm Corporation and TCA Global Credit Master Fund LP.	8-K	000-53166	10.1	July 20, 2012

10.15	Form of Security Agreement, dated July 13, 2012, between MusclePharm Corporation and TCA Global Credit Master Fund LP.	8-K	000-53166	10.1	July 20, 2012

10.16	Form of Indemnification Agreement.	8-K	000-53166	10.1	August 27, 2012

10.17	Amended and Restated Employment Agreement, dated October 18, 2012, between MusclePharm Corporation and Brad J. Pyatt.	8-K	000-53166	10.1	October 23, 2012

10.18	Employment Agreement, dated October 18, 2012, between MusclePharm Corporation and L. Gary Davis.	8-K	000-53166	10.2	October 23, 2012

10.19	Amended and Restated Employment Agreement, dated October 18, 2012, between MusclePharm Corporation and John H. Bluher.	8-K	000-53166	10.3	October 23, 2012

10.20	Amended and Restated Employment Agreement, dated October 18, 2012, between MusclePharm Corporation and Jeremy R. DeLuca.	8-K	000-53166	10.4	October 23, 2012

10.21	Amended and Restated Employment Agreement, dated October 18, 2012, between MusclePharm Corporation and Cory J. Gregory.	8-K	000-53166	10.5	October 23, 2012

10.22	Form of Restricted Stock Unit Award.	8-K	000-53166	10.1	November 21, 2012

10.23	Subscription Agreement dated November 30, 2012 between MusclePharm Corporation and the subscribers listed therein.	8-K	000-53166	10.1	December 10, 2012

10.24	Form of Escrow Agreement.	POS AM	333-184625	10.24	January 8, 2013

10.25	Form of Subscription Agreement.	8-K	000-53166	10.1	January 28, 2013

10.26	Subscription Agreement	8-K	000-53166	10.1	March 27, 2013

10.27	Registration Rights Agreement	8-K	000-53166	10.2	March 27, 2013

14.1	Code of Ethics	8-K	000-53166	14	April 23, 2012

21	Subsidiary of the Registrant.	S-1	333-184625	21	October 26, 2012

23.1	Consent of EKS&H LLLP					X

23.2	Consent of Berman & Company, P.A.					X

24.1	Power of Attorney (included on the signature page hereof).					X

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	INS XBRL Instance Document.						X

101.SCH	SCH XBRL Schema Document.						X

101.CAL	CAL XBRL Calculation Linkbase Document.						X

101.DEF	DEF XBRL Definition Linkbase Document.						X

101.LAB	LAB XBRL Label Linkbase Document.						X

101.PRE	PRE XBRL Presentation Linkbase Document.						X