Form 10-Q
period 2013-03-31
MusclePharm Corp
filed 2013-05-15
CIK 1415684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

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

As of May 14, 2013, there were 7,100,768 shares outstanding of the registrant’s common stock.

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

MusclePharm Corporation and Subsidiary

Consolidated Balance Sheets

	March 31, 2013	December 31, 2012
	(unaudited)
Assets
Current Assets:
Cash	$8,482,927	$-
Cash – restricted	-	9,148
Accounts receivable – net	8,028,406	3,302,344
Inventory	419,418	257,975
Prepaid giveaways	189,795	358,800
Prepaid stock compensation	1,551,580	44,748
Prepaid sponsorship fees	104,998	6,249
Deferred equity costs	-	698,500
Other assets	205,043	272,117
Total current assets	18,982,167	4,949,881
Property and equipment – net	1,409,596	1,356,364
Debt issue costs – net	-	335,433
Other assets	145,494	125,049
Total assets	$20,537,257	$6,766,727
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued liabilities	$7,712,924	$11,721,205
Customer deposits	266,056	336,211
Debt – net	76,671	4,463,040
Derivative liabilities	5,253,774	-
Total current liabilities	13,309,425	16,520,456
Long Term Liabilities:
Debt – net	506	4,523
Total Liabilities	13,309,931	16,524,979
Commitments and Contingencies
Stockholders’ Equity:
Series A, Convertible Preferred Stock, $0.001 par value; 5,000,000 shares authorized, none issued and outstanding	-	-
Series B, Preferred Stock, $0.001 par value; 51 shares authorized, issued and outstanding	-	-
Series C, Convertible Preferred Stock, $0.001 par value; 500 shares authorized, 190 and zero issued and outstanding	-	-
Series D, Convertible Preferred Stock, $0.001 par value; 1,600,000 shares authorized, 1,500,000 and none issued and 323,875 and none outstanding	324	-
Common Stock, $0.001 par value; 100,000,000 shares authorized, 6,823,921 and 2,778,404 issued and 6,774,000 and 2,747,308 outstanding	6,824	2,778
Treasury Stock, at cost; 49,921 and 31,096 shares	(564,515)	(460,978)
Additional paid-in capital	79,262,218	54,817,341
Accumulated deficit	(71,471,457)	(64,109,476)
Accumulated other comprehensive income	(6,068)	(7,917)
Total Stockholders’ Equity	7,227,326	(9,758,252)
Total Liabilities and Stockholders’ Equity	$20,537,257	$6,766,727

See accompanying notes to unaudited financial statements.

MusclePharm Corporation and Subsidiary

Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,
	2013	2012
Sales - gross	$24,924,036	$19,302,769
Discounts and sales allowances	(2,362,869)	(2,742,089)
Sales - net	22,561,167	16,560,680
Cost of sales	14,396,406	12,895,162
Gross profit	8,164,761	3,665,518
General and administrative expenses	8,886,241	4,392,811
Loss from operations	(721,480)	(727,293)
Other income (expense)
Derivative (expense) income	(96,913)	(1,456,910)
Change in fair value of derivative liabilities	(6,044,643)	(8,357,171)
Gain (loss) on settlement of accounts payable, debt and conversion of Series C preferred stock	276,985	(2,941,826)
Interest (expense) income	(780,320)	(2,570,516)
Foreign currency transaction gain	(5,610)	-
Other income	10,000	18,423
Total other income (expense) - net	(6,640,501)	(15,308,000)
Net income (loss)	(7,361,981)	(16,035,293)
Other comprehensive income
Net change in Foreign currency translation	(6,068)	-
Total other comprehensive income (loss)	(6,068)	-
Total comprehensive income (loss)	$(7,368,049)	$(16,035,293)
Net income (loss) per share available to common stockholders - basic and diluted	$(1.78)	$(11.23)
Weighted average number of common shares outstanding during the period – basic and diluted	4,128,679	1,428,024

See accompanying notes to unaudited financial statements.

MusclePharm Corporation and Subsidiary

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2013	2012
Cash Flows From Operating Activities:
Net loss	$(7,361,981)	$(16,035,293)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	161,341	89,655
Amortization of prepaid stock and deferred compensation	158,231	159,354
Amortization of debt discount	-	2,357,490
Amortization of debt issue costs	335,433	97,612
(Gain) loss on settlement of accounts payable, debt and conversion of Series C preferred stock	(276,985)	2,941,826
Derivative expense	96,913	1,456,910
Change in fair value of derivative liabilities	6,044,643	8,357,171
Changes in operating assets and liabilities:
(Increase) decrease in:
Restricted cash balance	9,148	-
Accounts receivable	(4,449,077)	(1,972,773)
Prepaid and other	664,926	94,223
Inventory	9,016	-
Increase (decrease) in:
Accounts payable and accrued liabilities	1,471,578	3,456,644
Customer deposits	(70,155)	420,556
Net Cash Provided by (Used In) Operating Activities	(3,206,969)	1,423,375

Cash Flows From Investing Activities:
Purchase of property and equipment	(216,267)	(305,781)
Disposal of property and equipment	1,694	-
Purchase of trademark	(20,000)	-
Net Cash Used In Investing Activities	(234,573)	(305,781)

Cash Flows From Financing Activities:
Proceeds from issuance of debt	-	2,842,950
Debt issue costs	-	(30,000)
Repayment of debt	(4,390,386)	(3,346,433)
Repurchase of common stock (treasury stock)	(103,537)	(230,400)
Proceeds from issuance of preferred stock	12,000,000	-
Proceeds from issuance of common stock and warrants	5,977,499	285,760
Common stock issuance costs	(1,560,956)	-
Net Cash (Used In) Provided by Financing Activities	11,922,620	(478,123)

Cash Flows From Equity Activities:
Effect of exchange rates on cash and cash equivalents	1,849	-
Net Cash Provided by Equity Activities	1,849	-

Net increase in cash	8,482,927	639,471

Cash at beginning of period	-	659,764

Cash at end of period	$8,482,927	$1,299,235

Supplemental disclosures of cash flow information:
Cash paid for interest	$501,165	$101,706
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Stock issued for future services - third parties	$1,628,085	$-
Warrants issued in conjunction with equity issuances	$8,175,459	$-
Debt discount recorded on convertible and unsecured debt accounted for as a derivative liability	$-	$2,347,672
Stock issued to settle accounts payable and accrued expenses– third parties	$5,364,947	$-
Conversion of convertible debt and accrued interest for common stock	$-	$1,069,402
Stock issued to settle accrued executive compensation	$-	$4,667,764
Stock issued for executive and board compensation	$114,912	$-
Reclassification of derivative liability to additional paid in capital	$-	$4,124,387
Stock issued to settle accrued liabilities	$-	$135,000

See accompanying notes to unaudited financial statements.

MusclePharm Corporation and Subsidiary

Notes to Consolidated Financial Statements

(March 31, 2013)

(Unaudited)

Note 1: Nature of Operations and Basis of Presentation

Nature of Operations

MusclePharm Corporation (the “Company”, “we”, “our”, or “MusclePharm”), was incorporated in the state of Nevada on August 4, 2006 under the name Tone in Twenty for the purpose of engaging in the business of providing personal fitness training using isometric techniques. The Company is headquartered in Denver, Colorado.

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

The financial information as of December 31, 2012 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The unaudited interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, for the years ended December 31, 2012 and 2011.

Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the three months ended March 31, 2013 are not necessarily indicative of results for the full fiscal year.

Note 2: Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of MusclePharm Corporation and its wholly-owned subsidiary MusclePharm Canada Enterprises Corp (“MusclePharm Canada”). MusclePharm Canada began operations in April of 2012. All intercompany accounts and transactions between MusclePharm Corporation and MusclePharm Canada have been eliminated upon consolidation.

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

MusclePharm Corporation and Subsidiary

Notes to Consolidated Financial Statements

(March 31, 2013)

(Unaudited)

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less and money market accounts to be cash equivalents. At March 31, 2013 and December 31, 2012, respectively, the Company had no cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable represents trade obligations from customers that are subject to normal trade collection terms. The accounts receivable are sent directly to the Company’s third party manufacturer and netted with any outstanding liabilities to the manufacturer. Liabilities to the manufacturer totaled $4,196,224 at March 31, 2013 and are included in accounts payable and accrued liabilities. The Company periodically evaluates the collectability of its accounts receivable and considers the need to establish an allowance for doubtful accounts based upon historical collection experience and specific customer information. Accordingly, the actual amounts could vary from the recorded allowances. There is also a review of customer discounts at the period end and an accrual made for discounts earned but not yet received by quarter end.

The Company does not charge interest on past due receivables. Receivables are determined to be past due based on the payment terms of the original invoices. Accounts receivable consisted of the following at March 31, 2013 and December 31, 2012:

	As of March 31, 2013	As of December 31, 2012
Accounts receivable	$8,964,808	$4,416,193
Less: allowance for discounts	(816,693)	(1,088,720)
Less: allowance for doubtful accounts	(119,709)	(25,129)
Accounts receivable – net	$8,028,406	$3,302,344

At March 31, 2013 and December 31, 2012, the Company had the following concentrations of accounts receivable with significant customers:

Customer	As of March 31, 2013	As of December 31, 2012
A	20%	20%
B	12%	6%
C	11%	24%

Inventory

Inventory is valued at the lower of cost or market value. Product-related inventories are primarily maintained using the average cost method.

Prepaid Giveaways

Prepaid giveaways represent non-inventory sample items which are given away to aid in promotion of the brand.

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

(March 31, 2013)

(Unaudited)

Website Development Costs

Costs incurred in the planning stage of a website are expensed, while costs incurred in the development stage are capitalized and amortized over the estimated useful life of the asset.

Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances, such as service discontinuance or technological obsolescence, indicate that the carrying amount of the long-lived asset may not be recoverable. When such events occur, the Company compares the carrying amount of the asset to the undiscounted expected future cash flows related to the asset. If the comparison indicates that impairment is present, the amount of the impairment is calculated as the difference between the excess of the carrying amount over the fair value of the asset. If a readily determinable market price does not exist, fair value is estimated using discounted expected cash flows attributable to the asset. During the three months ended March 31, 2013 and 2012, the Company recorded no impairment expense.

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

The following are the major categories of liabilities measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012, using quoted prices in active markets for identical liabilities (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	As of March 31, 2013	As of December 31, 2012

Derivative liabilities (Level 2)	$5,253,774	$-

The Company’s financial instruments consisted primarily of accounts receivable, accounts payable and accrued liabilities, and debt. The Company’s debt approximates fair value based upon current borrowing rates available to the Company for debt with similar maturities. The carrying amounts of the Company’s financial instruments generally approximated their fair values as of March 31, 2013 and December 31, 2012, respectively, due to the short-term nature of these instruments.

Revenue Recognition

The Company records revenue when all of the following have occurred: (1) persuasive evidence of an arrangement exists, (2) product has been shipped or delivered, (3) the sales price to the customer is fixed or determinable, and (4) collectability is reasonably assured.

Depending on individual customer agreements, sales are recognized either upon shipment of products to customers or upon delivery. For all of our Canadian sales, which represent 3% of total sales, recognition occurs upon shipment, and for one of our largest domestic customers (See customer “C” below under concentrations), which represents 8% of our total revenue for the three months ended March, 2013 revenue is recognized upon delivery.

MusclePharm Corporation and Subsidiary

Notes to Consolidated Financial Statements

(March 31, 2013)

(Unaudited)

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

The Company records store support, giveaways, sales allowances and discounts as a direct reduction of sales.

Sales for the three months ended March 31, 2013 and 2012 were as follows:

	Three Months Ended March 31,
	2013	2012
Sales	$24,924,036	$19,302,769

Discounts	(2,362,869)	(2,742,089)

Sales - Net	$22,561,167	$16,560,680

The Company has an informal seven day right of return for products. There were nominal returns for the three months ended March 31, 2013 and 2012.

For the three months ended March 31, 2013 and 2012, the Company had the following concentrations of revenues with significant customers:

	Three Months Ended March 31,
Customer	2013	2012
A	33%	38%
B	11%	11%
C	8%	18%

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

Shipping and Handling

Until March 1, 2013 MusclePharm used a manufacturer from Tennessee to ship directly to our customers, and after that date MusclePharm took control of the shipping and began shipping product to our customers from a previously leased 152,000 square foot distribution center in Franklin, Tennessee in close proximity of our manufacturer. Our products are transported from our manufacturer to the MusclePharm distribution center, but title does not pass from the manufacturer until loaded on the truck for shipment. Therefore, at this point, MusclePharm does not take title to our products. The facility in Franklin, Tennessee is operated with the Company’s equipment and employees. This transition away from having our Tennessee manufacturer ship product for us is an effort to reduce our costs and improve gross margins.

The Company also uses a manufacturer in New York for the manufacture of protein. These orders are typically large and heavy and are drop shipped directly to our customers at the time of order.

Costs associated to the shipments are recorded in cost of sales. For Canadian sales, the product is shipped from our Canadian warehouse to our customers. Costs associated with the shipments are recorded as shipping.

MusclePharm Corporation and Subsidiary

Notes to Consolidated Financial Statements

(March 31, 2013)

(Unaudited)

Advertising

The Company expenses advertising costs when incurred.

Advertising expense for the three months ended March 31, 2013 and 2012 were as follows:

	Three Months Ended March 31,
	2013	2012

Advertising	$2,317,377	$1,976,319

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

Derivative Liabilities

Fair value accounting requires bifurcation of embedded derivative instruments such as conversion features in equity instruments and warrants granted, and measurement of their fair value. In determining the appropriate fair value, the Company uses the Black-Scholes option-pricing model. In assessing the convertible equity instruments, management determines if the convertible equity instrument is conventional convertible equity and further if the beneficial conversion feature requires separate measurement.

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

(March 31, 2013)

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

Since the Company reflected a net loss for the three months ended March 31, 2013 and 2012, respectively, the effect of considering any common stock equivalents, if exercisable, would have been anti-dilutive. A separate computation of diluted earnings (loss) per share is not presented.

The Company has the following common stock equivalents for the three months ended March 31, 2013 and 2012, respectively:

	Three Months Ended March 31,
	2013	2012
Stock options (exercise price - $425/share)	670	1,903
Warrants (exercise price $4 – $1,275/share)	687,839	84,820
Convertible debt (exercise price $17/share)	-	2,471
Total common stock equivalents	688,509	89,194

In the above table, some of the outstanding instruments from 2013 and 2012 contain ratchet provisions that would cause variability in the exercise price at the balance sheet date. As a result, common stock equivalents could change at each reporting period.

Foreign Currency

MusclePharm began operations in Canada in April of 2012. The Canadian Dollar was determined to be the functional currency as the majority of the transactions related to the day to day operations of the business are exchanged in Canadian Dollars. At the end of the period, the financial results of the Canadian operation are translated into United States Dollars, which is our reporting currency, and added to the U.S. operations for consolidated company financial results. The revenue and expense items are translated using the average rate for the period and the assets and liabilities at the end of period rate. Transactions that have completed the accounting cycle and resulted in a gain or loss related to translation are recorded in realized gain or loss due to foreign currency translation under other income expense on the income statement. Transactions that have not completed their accounting cycle but appear to have gain or loss due to the translation process are recorded as unrealized gain or loss due to translation and held in the equity section on the balance sheet until such date the accounting cycle of the transaction is complete and the actual realized gain or loss is recognized.

Reclassification

The Company has reclassified certain prior period amounts to conform to the current period presentation. These reclassifications had no effect on the financial position, results of operations or cash flows for the periods presented.

MusclePharm Corporation and Subsidiary

Notes to Consolidated Financial Statements

(March 31, 2013)

(Unaudited)

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2011-04 “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and IFRS”. ASU 2011-04 includes common requirements for measurement of and disclosure about fair value between GAAP and the International Financial Reporting Standards (“IFRS”). ASU 2011-04 requires reporting entities to disclose additional information for fair value measurements categorized within Level 3 of the fair value hierarchy. In addition, ASU 2011-04 requires reporting entities to make disclosures about amounts and reasons for all transfers in and out of Level 1 and Level 2 fair value measurements. The new and revised disclosures are effective for interim and annual reporting periods beginning after December 15, 2011. This pronouncement has been implemented in the Company’s financial statements for all periods after and including the year ended December 31, 2012 without impact.

Note 3: Property and Equipment

Property and equipment consisted of the following at March 31, 2013 and December 31, 2012:

	As of March 31, 2013	As of December 31, 2012	Estimated Useful Life
Furniture, fixtures and gym equipment	$1,516,320	$1,323,998	3 years
Leasehold improvements	585,455	563,204	From 42 to 64 months
Vehicles	100,584	100,584	5 years
Displays	32,057	32,057	5 years
Website	11,462	11,462	3 years
Total	2,245,878	2,031,305
Less: Accumulated depreciation and amortization	(836,282)	(674,941)
	$1,409,596	$1,356,364

Note 4: Debt

At March 31, 2013 and December 31, 2012, debt consists of the following:

	As of March 31, 2013	As of December 31, 2012

Auto loan - secured	$12,577	15,380

Unsecured debt	64,600	4,452,183
Less: debt discount	-	-
Unsecured debt - net	64,600	4,452,183

Total debt	77,177	4,467,563

Less: current portion	(76,671)	(4,463,040)

Long term debt	$506	$4,523

Debt in default of $64,600 at March 31, 2013 and December 31, 2012 is included as a component of short-term debt.

Future annual principal payments for the above debt is as follows:

Years Ending December 31,
2013 (9 months)	$73,688
2014	3,489
Total annual principal payments	$77,177

MusclePharm Corporation and Subsidiary

Notes to Consolidated Financial Statements

(March 31, 2013)

(Unaudited)

Convertible Debt – Secured - Derivative Liabilities

During the three months ended March 31, 2013 and the year ended December 31, 2012, the Company issued convertible debt totaling $0 and $519,950, respectively. The convertible debt includes the following terms:

		Three Months Ended	Year Ended
		March 31, 2013	December 31, 2012
		Amount of	Amount of
		Principal Raised	Principal Raised
Interest Rate		-	8% - 10%
Default interest rate		-	0% - 20%
Maturity			January 3, 2012 to October 11, 2014

Conversion terms 1	62% of lowest trade price for the last 7 trading days	-	100,000
Conversion terms 2	65% of the lowest trade price in the 30 trading days previous to the conversion	-	19,950
Conversion terms 3	35% multiplied by the average of the lowest three (3) trading prices (as defined below) for the common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date.	-	400,000
		$-	$519,950

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

(A) Unsecured Debt

Unsecured debt consisted of the following activity and terms:

Balance - December 31, 2012	$4,452,183
Repayments	(4,387,583)
Balance – March 31, 2013	$64,600

(B) Vehicle Loan

Vehicle loan account consisted of the following activity and terms:

		Interest Rate	Maturity
Balance - December 31, 2012	$15,380	6.99%	26 payments of $1,008
Repayments	(2,803)
Balance - March 31, 2013	$12,577

(C) Debt Issue Costs

During the three months ended March 31, 2013 and 2012, the Company paid debt issue costs totaling $0 and $30,000, respectively.

For the year ended December 31, 2012, the Company issued 22,633 warrants as cost associated with a debt raise. The initial derivative liability value of $427,759 was recorded as debt issue costs and derivative liability.

The following is a summary of the Company’s debt issue costs for the three months ended March 31, 2013 and year ended December 31, 2012 as follows:

	2013	2012
Debt issue costs	$335,433	$851,923
Accumulated amortization of debt issue costs	(335,433)	(516,490)
Debt issue costs – net	$-	$335,433

MusclePharm Corporation and Subsidiary

Notes to Consolidated Financial Statements

(March 31, 2013)

(Unaudited)

During the three months ended March 31, 2013 and 2012, the Company amortized $335,433 and $97,612, respectively in debt issue costs.

Note 5: Derivative Liabilities

The Company identified conversion features embedded within consulting agreements and Series D Preferred Stock issued in 2013. The Company has determined that the features associated with the embedded conversion option should be accounted for at fair value as a derivative liability as the Company could not determine if a sufficient number of shares would be available to settle all transactions.

The fair value of the conversion feature is summarized as follows:

Derivative liability - December 31, 2012	$-
Fair value at the commitment date for equity instruments	8,175,459
Fair value at the commitment date for warrants issued	96,913
Fair value mark to market adjustment for equity instruments	5,950,959
Fair value mark to market adjustment for warrants	93,684
Conversion instruments exercised	(9,063,241)
Derivative liability – March 31, 2013	$5,253,774

The Company recorded the day 1 value of derivative contracts associated with the Series D preferred stock issuance against gross proceeds raised, and expensed immediately the remaining value of the derivative as it exceeded the gross proceeds of the offering. The Company recorded a derivative expense of $96,913 and $1,459,910 for the three months ended March 31, 2013 and 2012, respectively.

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions:

	Commitment Date	Re-measurement Date
Expected dividends	0%	0%
Expected volatility	118% - 123%	116%
Expected term:	1 year	10 months – 1 year
Risk free interest rate	0.14% - 0.15%	0.14%

Note 6: Restricted Stock Units

In November 2012, the Company granted the Executive Vice President and Co-Chairman, Mr. John H. Bluher, 70,589 restricted stock units through a restricted stock unit agreement. Each restricted stock unit represents a contingent right to receive one share of the Company’s common stock upon vesting. The value of this award at the grant date was $245,400 and will be amortized over the vesting periods such that each tranche of restricted stock units will be fully amortized at the date of vesting.  The restricted stock units vest in one tranche of 23,529 on January 1, 2013 and two tranches of 23,530 shares on January 1, 2014 and December 1, 2014.  As of March 31, 2013, 23,529 restricted stock units have vested and the unamortized portion of this award is $143,430.

In November 2012, the Company granted the Chief Financial Officer, Mr. L. Gary Davis, 58,824 restricted stock units through a restricted stock unit agreement. Each restricted stock unit represents a contingent right to receive one share of the Company’s common stock upon vesting. The value of this award at the grant date was $204,500 and will be amortized over the vesting periods such that each tranche of restricted stock units will be fully amortized at the date of vesting.  The restricted stock units vest in three tranches of 19,608 shares each on January 1, 2013 and 2014, and December 1, 2014.  As of March 31, 2013, 19,608 restricted stock units have vested and the unamortized portion of this award $119,525.

MusclePharm Corporation and Subsidiary

Notes to Consolidated Financial Statements

(March 31, 2013)

(Unaudited)

Note 7: Stockholders’ Equity

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

(C) Series C Convertible Preferred Stock

In October 2011, the Company issued 190 shares of Series C Convertible Preferred Stock, having a fair value of $190,000. Of the total shares issued, 100 shares were issued for $100,000 ($1,000 /share). The remaining 90 shares were issued for services rendered having a fair value of $90,000 ($1,000 /share), based upon the stated value per share. In March 2012, all 190 shares were converted into 22,353 shares of the Company’s common stock at a conversion price of $0.0085 per share and a loss of $614,984.

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

(March 31, 2013)

(Unaudited)

(D) Series D Convertible Preferred Stock

In January 2013 the board of directors authorized 1,600,000 shares of Series D convertible preferred stock. Between January 16, 2013 and February 4, 2013, the Company entered into separate subscription agreements with certain investors in connection with the offering, pursuant to which the Company sold an aggregate of 1,500,000 shares of Preferred Stock for aggregate gross proceeds of approximately $12 million. Pursuant to the Certificate of Designation of the Series D Convertible Preferred Stock filed with the Nevada Secretary of State on January 11, 2013 (the “Certificate of Designation”), each share of Preferred Stock is convertible into two shares of common stock, subject to adjustment as set forth in the Certificate of Designation.

The shares of Series D have the following provisions:

•	Voting rights based on number of common shares of conversion option;
•	Initially no rights to dividends;
•	Liquidation rights entitle an amount equal to the stated value, plus any accrued and unpaid dividends,
•	Convertible into 2 shares of common stock, subject to adjustment.

(E) Common Stock

During the three months ended March 31, 2013, the Company issued the following common stock:

Transaction Type	Quantity (#)	Valuation ($)	Range of Value per Share ($)
Conversion of Series D preferred stock to common stock	2,352,250	9,063,241	2.81 – 7.06
Cash and warrants	703,236	5,827,499	8.29
Executive/Board of Director compensation	62,289	264,879	3.47 – 6.00
Stock issued for services	927,742	6,993,032	4.02 – 8.43
Total	4,045,517	22,148,651	2.81 – 8.43

The fair value of all stock issuances above is based upon either the quoted closing trading price on the date of issuance, the value of derivative instrument at the date of conversion, contract value where the fair value was stated by the contract, or net proceeds from capital raised after giving effect to the cost of capital raised.

(F) Stock Options

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

MusclePharm Corporation and Subsidiary

Notes to Consolidated Financial Statements

(March 31, 2013)

(Unaudited)

The following is a summary of the Company’s stock option activity:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance – December 31, 2012	1,847	$425.00	2.25 years	-
Granted	-
Exercised	-
Forfeited/Cancelled	(1,177)	$425.00
Balance – March 31, 2013 – outstanding	670	$425.00	2 years	-
Balance – March 31, 2013 – exercisable	670	$425.00	2 years	-
Outstanding options held by related parties – 2013	-
Exercisable options held by related parties – 2013	-

(G) Stock Warrants

All warrants issued during the three months ended March 31, 2013 were accounted for as derivative liabilities. See Note 5.

During the three months ended March 31, 2013, the Company entered into convertible equity agreements. As part of these agreements, the Company issued warrants to convert 1,500,000 shares of Series D preferred stock into 3,000,000 shares of common stock.

A summary of warrant activity for the Company for the three months ended March 31, 2013 is as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding – December 31, 2012	89	$1,275
Granted	3,040,000	4.09
Exercised	(2,352,250)	4.38
Balance as March 31, 2013	687,839	$4.54

Warrants Outstanding				Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Intrinsic Value
$4 - $1,275	687,839	0.99	$4.54	667,750	$4.15	2,771,000

(H) Treasury Stock

During the three months ended March 31, 2013, the Company repurchased 18,825 shares of its common stock for the total sum of $260,000 as part of a settlement. Of this amount, 103,537 or $5.50 per share was considered repurchase of securities and $156,463 was recorded as a loss on settlement. The Company records the value of its common stock held in treasury at cost. The Company has not cancelled or retired these shares, and they remain available for reissuance. The Company has a stock repurchase plan in place but has suspended it indefinitely.

Note 8: Commitments, Contingencies and Other Matters

(A) Operating Lease

The Company has various non-cancelable leases with terms expiring through 2015.

MusclePharm Corporation and Subsidiary

Notes to Consolidated Financial Statements

(March 31, 2013)

(Unaudited)

Future minimum annual lease payments for the above leases are approximately as follows:

Years Ending December 31,
2013 (9 months)	$260,210
2014	436,688
2015	311,209
Total minimum lease payments	$1,008,107

Rent expense for the three months ended March 31, 2013 and 2012, was $131,717 and $43,573, respectively.

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

As of March 31, 2013, the Company was a party defendant in the following legal proceedings, each of which the Company: (a) believes is without merit; and (b) intends to defend vigorously:

•	The Tawnsaura Group, LLC v MusclePharm Corporation, Case No: 8:12-cv-01476-JVS-RNB in the United States District Court for the Central District of California. Date instituted: September 12, 2012. Plaintiff alleges patent infringement for MusclePharm's use of Citrulline Malate in its products. To date, Plaintiff has filed against over 70 different manufacturers of dietary supplements and sports nutrition products. MusclePharm is part of a joint defense group and believes this case is without merit due to the existence of prior art.

•	William Bossung and Bishop Equity Partners LLC v. MusclePharm Corporation, Clark County, Nevada District Court. Date instituted: January 17, 2012. Plaintiff alleges that additional monetary payments are due in respect of a settlement for outstanding warrants.

As of March 31, 2013, the Company was a party plaintiff in the following legal matters:

•	MusclePharm Corporation v. Swole Sports Nutrition, LLC, United States District Court for the Southern District of Florida. Date instituted: March 15, 2012. The Company filed this action for trademark infringement against after the Defendant started marketing and selling a dietary supplement named “Turbo Shred”. The Company has sold “Shred Matrix” since April 2, 2008, and the mark “MusclePharm Shred Matrix” was granted registration by the USPTO on September 21, 2010.

(C) Payroll Taxes

As of March 31, 2013, accounts payable and accrued expenses included $40,707 pertaining to accrued payroll taxes. The taxes represent employee withholdings that have yet to be remitted to the taxing agencies.

(D) Product Liability

As a manufacturer of nutritional supplements and other consumer products that are ingested by consumers, the Company may be subject to various product liability claims. Although we have not had any material claims to date, it is possible that current and future product liability claims could have a material adverse effect on our business or financial condition, results of operations or cash flows. The Company currently maintains product liability insurance with a deductible/retention of $10,000 per claim with an aggregate cap on retained loss of $5,000,000. At March 31, 2013 the Company had not recorded any accruals for product liability claims.

(E) Other Liabilities

Subsequent to December 31, 2012, the Company determined that it may have potential liabilities related to the filing of certain informational returns required by governmental authorities.  Management has developed a plan to address these matters and does not currently expect a significant adverse impact on its financial position or results of operations.

MusclePharm Corporation and Subsidiary

Notes to Consolidated Financial Statements

(March 31, 2013)

(Unaudited)

Note 9: Defined Contribution Plan

The Company established a 401(k) Plan (the “401(k) Plan”) for eligible employees of the Company. Generally, all employees of the Company who are at least twenty-one years of age and who have completed one year of entry service are eligible to participate in the 401(k) Plan. The 401(k) Plan is a defined contribution plan that provides that participants may make voluntary salary deferral contributions, on a pretax basis, of up to $17,000 for 2012 (subject to make-up contributions) in the form of voluntary payroll deductions. The Company may make discretionary contributions. During the three months ended March 31, 2013 and 2012 the Company’s matching contribution was $12,791 and none, respectively.

Note 10: Related Party Transactions

The Chief Executive Officer of one of our major customers is the brother of our Chief Marketing Officer.  Our Chief Financial Officer also indirectly owns 1.75% of the equity interest of the Chief Executive Officer in such customer. We do not offer preferential pricing of our products to this customer based on these relationships.

Note 11: Subsequent Events

On July 19, 2012, we entered into a consulting agreement (the “Original GRQ Consulting Agreement”) with GRQ Consultants, Inc. (“GRQ”, and together with Melechdavid, collectively, the “Consultants”). The Original GRQ Consulting Agreement provides that the Company will issue to GRQ shares of common stock in an amount equal to 4.2% of the Company’s outstanding common stock on a fully diluted (as-converted) basis. Further, until July 12, 2014, the Company is required to ensure that GRQ shall maintain its 4.2% fully diluted equity position. The term of the Original GRQ Consulting Agreement is 12 months.

On April 2, 2013, the Company entered into a first amendment to the Original Melechdavid Consulting Agreement with Melechdavid, effective as of March 28, 2013 (the “Melechdavid Amended Agreement”). Pursuant to the Melechdavid Amended Agreement, Melechdavid agreed to cap the shares of the Company’s common stock, $0.001 par value per share (the “Common Stock”) that it is entitled to receive under the Original Melechdavid Consulting Agreement to no more than 570,000 shares of Common Stock of the Company, after giving effect to the 1-for-850 reverse stock split of the Common Stock effected by the Company on November 26, 2012. In connection with the execution and delivery of the Melechdavid Amended Agreement, the Company issued Melechdavid an aggregate of 341,247 shares of Common Stock on March 29, 2013 and agreed to issue Melechdavid an additional 228,753 shares of Common Stock within five business days of the Melechdavid Amended Agreement as full satisfaction of the Company’s obligations under the Original Melechdavid Consulting Agreement .

On April 2, 2013, the Company entered into a first amendment to the Original GRQ Consulting Agreement with GRQ, effective as of March 28, 2013 (the “GRQ Amended Agreement”). Pursuant to the GRQ Amended Agreement, GRQ agreed to cap the shares of the Company’s Common Stock that it is entitled to receive under the Original GRQ Consulting Agreement to no more than 420,000 shares of Common Stock of the Company, after giving effect to the 1-for-850 reverse stock split of the Common Stock effected by the Company on November 26, 2012. In connection with the execution and delivery of the GRQ Amended Agreement, the Company issued GRQ an aggregate of 305,889 shares of Common Stock on March 29, 2013 and agreed to issue GRQ an additional 78,753 shares of Common Stock within five business days of the GRQ Amended Agreement as full satisfaction of the Company’s obligations under the Original GRQ Consulting Agreement . The Company had previously issued GRQ 35,359 shares of Common Stock pursuant to the Original GRQ Consulting Agreement.

On April 19, 2013 the Company filed three post-effective amendments to S-1 registration statements that were previously filed with the U.S. Securities and Exchange Commission (the “SEC”) and declared effective. The purpose of such post-effective amendments was to update certain financial information and other disclosures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is discussion should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes thereto, included elsewhere in this Quarterly Report on Form 10-Q and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2012 that was filed with the SEC on April 1, 2013.

Forward-Looking Information

Certain statements contained in this report on Form 10-Q are not statements of historical fact and constitute forward-looking statements within the meaning of the various provisions of the Securities Act of 1933, as amended, (the “Securities Act”) and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including, without limitation, the statements specifically identified as forward-looking statements within this report. Many of these statements contain risk factors as well. In addition, certain statements in our future filings with the SEC, in press releases and in oral and written statements made by or with our approvals which are not statements of historical fact constitute forward-looking statements within the meaning of the Securities Act and the Exchange Act. Examples of forward-looking statements, include, but are not limited to: (i) projections of capital expenditures, revenues, income or loss, earnings or loss per share, capital structure, and other financial items, (ii) statements of our plans and objectives or our management or board of directors, (iii) statements of future economic performance and (iv) statements of assumptions underlying such statements. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “may,” “will” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Such forward-looking statements are subject to a number of risks and uncertainties, including those identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2012.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are prepared in accordance with GAAP. These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this report on Form 10-Q.

Business Overview

We develop market and sell athlete-focused, high quality nutritional supplements primarily to specialty resellers. Our products have been formulated to enhance active fitness regimens, including muscle building, weight loss and maintaining general fitness. Our nutritional supplements are available for purchase in over 10,000 U.S. retail outlets, including Dick’s Sporting Goods, GNC, Vitamin Shoppe and Vitamin World. We also sell our products to over 100 online channels, including bodybuilding.com, amazon.com, gnc.com and vitacost.com. Internationally, our nutritional supplements are currently sold in over 110 countries, and we expect that international sales will be a significant part of our sales for the foreseeable future.

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

We have experienced significant growth in our product sales. Our net sales for the three months ended March 31, 2013 and 2012 were $22.6 million and $16.6 million, respectively.

Results of Operations

For the Three Months Ended March 31, 2013 and 2012 (unaudited):

	Three Months Ended March 31,
	2013	2012

Sales - gross	$24,924,036	$19,302,769
Discounts and sales allowances	(2,362,869)	(2,742,089)
Sales - net	22,561,167	16,560,680
Cost of sales	14,396,406	12,895,162
Gross profit	8,164,761	3,665,518
General and administrative expenses	8,886,241	4,392,811
Loss from operations	(721,480)	(727,293)
Other income (expenses) - net	(6,640,501)	(15,308,000)
Net Loss	$(7,361,981)	$(16,035,293)
Net loss per share - basic and diluted	$(1.78)	$(11.23)
Weighted average number of common shares outstanding during the period – basic and diluted This needs to have correct weighted shares post reverse 850:1	4,128,679	1,428,024

Sales - gross

Gross sales increased approximately $5.6 million or 29% to $24,924,000 for the three months ended March 31, 2013, compared to $19,303,000 for the three months ended March 31, 2012. The increase in sales was due primarily to increased awareness of our product brand, combined with hiring additional sales and marketing staff, and adding new products in an effort to expand our customer base. Since inception, we have focused on an aggressive marketing plan to penetrate the market. As such, significant promotional expenditures have been made to increase product sales through adding new customers and expanding our product line.

Overall as a direct result of our aggressive marketing plan, our products are currently being offered in more retail stores, both domestically and internationally, receiving better shelf placement, and receiving recognized awards compared to the prior period. At the 2012 Bodybuilding.com Supplement Awards, we received three Awards of Excellence; (i) the “Brand of the Year” award, (ii) the “Packaging of the Year” award, and (iii) the “Pre-Workout Supplement of the Year” award for AssaultTM, and MusclePharm remains the product of choice for the Ultimate Fighting Championship, UFC.

Discounts and sales allowances

Discounts and sales allowances for the three months ended March 31, 2013 decreased to approximately $2,363,000 as compared to $2,742,000 for the three months ended March 31, 2012. This decrease is driven by the continued efforts to place controls around this area and greater efforts to define customer terms and allowances.

Sales - net

Net sales increased approximately $6.0 million or 36% to $22,561,000 for the three months ended March 31, 2013, compared to $16,561,000 for the three months ended March 31, 2012. A significant growth area for the Company was nutritional product sales in international markets. International sales are included in the results of operations and increased approximately $3.5 million or 107% to $6,703,000 for the three months ended March 31, 2013, compared to $3,251,000 for the three months ended March 31, 2012.

Gross Profit

Gross profit increased approximately $4.5 million or 123% to $8,164,000 for the three months ended March 31, 2013, compared to $3,666,000 for the three months ended March 31, 2012. The gross profit percentage increased to approximately 36% of net sales during the three months ended March 31, 2013, from 22% for the three months ended March 31, 2012. This increase was primarily due to the reduction to discounts as a percentage of sales, new product pricing from our Tennessee manufacturer, and the reduction of shipping costs. As discussed in Note 2 of the financial statements for shipping, the Company is handling its own shipping and has decreased the cost to ship product to the customer thereby increasing gross profit. Shipping expense for the three months ended March 31, 2013 and 2012 respectively was $569,240 and $439,821.

For the three months ended March 31, 2013 the discounts as a percentage of net sales was 9.5% compared to the three months ended March 31, 2012 of 14%. We have also experienced a decrease in cost of goods sold as a result of improved product pricing For the three months ended March 31, 2013 the cost of goods as a percentage to sales was 64% compared to the three months ended March 31, 2012 of 78%. We expect to focus on streamlining our operations and seek operating efficiencies in order to further improve our gross profit percentage.

General and Administrative Expenses

General and administrative (“G&A”) expenses for the three months ended March 31, 2013, increased to approximately $8,886,000, compared to approximately $4,393,000 for the three months ended March 31, 2012 a 102%, increase. The main reason for this increase in G&A is the two consulting contracts of GRQ and Melechdavid. These contracts, categorized in the table below as professional fees, were entered into by the Company to promote the growth and expansion necessary to expand and raise capital and repay the previous existing debt by which the Company was encumbered. The total amount booked as expense for these advisory contracts in the first quarter of 2013 totaled approximately $3,579,000 and these contracts were satisfied as explained in Note 10 - Subsequent Events. This expense represents 80% of the total increase in the general and administrative expenses.

The 119% increase in sales necessitated increases in our general and administrative expenses and included $871,000 in the area of advertising and promotions used to promote brand and product awareness. We expect as we continue to promote our brand and products, these areas and levels of promotion will hold steady or increase relative to overall efforts to increase product awareness and sales. This increase was partially offset by a decrease in apparel and athlete endorsement/sponsorship of $384,000.

Another area of increase is legal fees of $194,000 related to efforts required to obtain financing and dispute resolutions

The $4.5 million increase in general and administrative expenses including the significant items listed above were partially offset by the decrease of $892,000 in stock based compensation.

The following table provides an overview of expense categories and percentage of net revenue:

	Three Months Ended March 31,
	2013	% of Revenue	2012	% of Revenue
Advertising Expense	$2,317,377	10.3%	$1,976,319	11.9%
Operating Expense	1,145,556	5.3%	662,719	4.0%
Professional & R&D Expense	4,159,849	18.5%	282,559	1.7%
Salary and Wage Expense	1,263,459	5.6%	1,471,214	8.9%
Total G&A Expense	$8,886,241	39.6%	$4,392,811	26.5%

Loss from Operations

Our net loss from operations for the three months ended March 31, 2013, was $721,000, compared to $727,000 for the three months ended March 31, 2012.

Other Income (Expenses)

Other expenses were $6,641,000 for the three months ended March 31, 2013, compared to the $15,308,000 for the three months ended March 31, 2012. During the three months ended March 31, 2013, the Company issued warrants to convert 1,500,000 shares of preferred stock into 3,000,000 shares of common stock. Refer to Note 5 for further detail of costs related to derivative agreements.

	Three Months Ended March 31,
	2013	2012

Derivative expense	$(96,913)	$(1,456,910)
Change in fair value of derivative liabilities	$(6,044,643)	$(8,357,171)
Gain (loss) on settlement of accounts payable and debt	$276,985	$(2,941,826)
Interest expense	$(780,320)	$(2,570,516)
Other income	$4,390	$18,423
	$(6,640,501)	$(15,308,000)

Net Loss

For the foregoing reasons, we had a net loss of approximately $7,362,000 for the three months ended March 31, 2013, compared to approximately $16,036,000 for the three months ended March 31, 2012.

Inflation did not have a material impact on our operations for the period. Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on our results of operations.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at March 31, 2013, compared to December 31, 2012.

	March 31, 2013	December 31, 2012	Increase/Decrease
Current Assets	$18,982,167	$4,949,881	$14,032,286
Current Liabilities	$13,309,425	$16,520,456	$(3,211,031)
Working Capital (Deficit)	$5,672,742	$(11,570,575)	$17,243,317

Our primary source of operating cash has been through the sale of equity and through the issuance of convertible secured promissory notes and other short-term debt as discussed below.

On March 27, 2013, MusclePharm sold an aggregate of 703,236 shares of its common stock, $0.001 par value per share (the “Common Stock”) at a per share price of $8.50 in a private placement (the “Private Placement”) to certain accredited investors (the “Purchasers”) for an aggregate purchase price of approximately $5,977,506, thereby providing working capital.

The Common Stock was sold pursuant to subscription agreements dated March 27, 2013 (the “Subscription Agreements”) between the Company and the Purchasers. The Subscription Agreements contained customary terms regarding, among other things, representations and warranties and indemnification.

At March 31, 2013, we had cash of $8,483,000 and working capital of approximately $5,673,000, compared to cash of $0 and a working capital deficit of approximately $11,571,000 at December 31, 2012. The working capital increase of approximately $17,243,000 was primarily due to a net increase in cash of $8,493,000, an increase in accounts receivable of $4,726,000 and a decrease in current portion of debt of $4,008,000.

Cash used in operating activities was $3,206,969 for the three months ended March 31, 2013, as compared to cash provided by operating activities of $1,423,375 for the three months ended March 31, 2012. The increase in cash used in operating activities of approximately $4.6 million for the three months ended March 31, 2013, compared to the three months ended March 31, 2012, was primarily due to a decrease in payables and customer deposits of approximately $2.5 million, a decrease in depreciation and amortization of approximately $2 million, an increase in accounts receivable of approximately $2.5 million, a decrease in loss on settlement of accounts payable of approximately $3.2million and a decrease in derivative expense and change in fair value of derivatives of approximately $3.7 million offset by a decrease net loss of approximately $8.7 million.

Cash used in investing activities decreased to $234,573 from $305,781 for the three months ended March 31, 2013 and 2012, due to slightly lower spending on fixed assets. Future investments in property and equipment, as well as further development of our Internet presence will largely depend on available capital resources.

Cash flows provided by financing activities were $11,922,620 for the three months ended March 31, 2013, compared to cash flows provided by financing activities of $478,123 for the three months ended March 31, 2012. The approximately $12.4 million increase was due to primarily to the net increase of approximately $16.1 million net proceeds from equity offerings and a decrease of approximately $0.1 million in repurchases of shares, offset by a decrease of approximately $2.8 million in proceeds from issuance of debt and an increase in debt repayment of approximately $1 million.

Cash Flows From Financing Activities:	Three Months Ended March 31,
	2013	2012

Proceeds from issuance of debt	$-	$2,842,950
Repayment of debt	(4,390,386)	(3,346,433)
Debt issuance costs	-	(30,000)
Repurchase of common stock	(103,537)	(230,400)
Proceeds from issuance of common stock and warrants	5,977,499	285,760
Proceeds from issuance of preferred stock	12,000,000	-
Stock issuance costs	(1,560,956)	-
Net Cash Provided By Financing Activities	$11,922,620	$(478,123)

Off-Balance Sheet Arrangements

Other than the operating leases, as of March 31, 2013, we did not have any off-balance sheet arrangements. We are obligated under an operating lease for the rental of office space. Future minimum rental commitments with a remaining term in excess of one year as of March 31, 2013 are as follows:

Years Ending December 31,

2013(9 months)	$260,210
2014	436,688
2015	311,209
Total minimum lease payments	$1,008,107

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

We have an informal seven day right to return products. There were nominal returns at the three month periods ended March 31, 2013 and 2012.

Foreign Currency

We began operations in Canada in April 2012. The Canadian Dollar was determined to be the functional currency as the majority of the transactions related to the day to day operations of the business are exchanged in Canadian Dollars. At the end of the period, the financial results of the Canadian operation are translated into United States Dollars, which is the reporting currency, and added to the U.S. operations for consolidated company financial results. The revenue and expense items are translated using the average rate for the period and the assets and liabilities at the end of period rate. Transactions that have completed the accounting cycle and resulted in a gain or loss related to translation are recorded in realized gain or loss due to foreign currency translation under other income expense on the income statement. Transactions that have not completed their accounting cycle but appear to have gain or loss due to the translation process are recorded as unrealized gain or loss due to translation and held in the equity section on the balance sheet until such date the accounting cycle of a transaction is complete and the actual realized gain or loss is recognized.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”) were not effective to ensure that information required to be disclosed by us in report that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on April 1, 2013. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company has not issued securities in addition to what is reported in a Current Report on Form 8-K, during the three months ended March 31, 2013.

Item 3. Defaults Upon Senior Securities.

There were no defaults upon senior securities during the three months ended March 31, 2013.

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

*Filed Herewith

** In accordance with Regulation S-T, the XBRL-related information on Exhibit No. 101 to this Quarterly Report on Form 10-Q shall be deemed “furnished” herewith and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MUSCLEPHARM CORPORATION

Date: May 15, 2013	By:	/s/ Brad J. Pyatt
Name: Brad J. Pyatt
Title: Chief Executive Officer and President
(Principal Executive Officer)

Date: May 15, 2013	By:	/s/ L. Gary Davis
Name: L. Gary Davis
Title: Chief Financial Officer, Treasurer (Principal Financial Officer) (Principal Accounting Officer)

