Form 10-Q
period 2013-06-30
MusclePharm Corp
filed 2013-08-14
CIK 1415684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2013

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

As of August 13, 2013, there were 10,127,124 shares outstanding of the registrant’s common stock.

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

MusclePharm Corporation and Subsidiary

Consolidated Balance Sheets

	June 30, 2013	December 31, 2012
	(unaudited)	(audited)
Assets
Current Assets:
Cash	$8,655,761	$-
Cash – restricted	-	9,148
Accounts receivable – net	9,235,094	3,302,344
Inventory	1,168,348	257,975
Prepaid giveaways	101,680	358,800
Prepaid stock compensation	1,109,313	44,748
Prepaid sponsorship fees	581,877	6,249
Deferred equity costs	-	698,500
Other assets	896,671	272,117
Total current assets	21,748,744	4,949,881
Property and equipment – net	1,329,047	1,356,364
Debt issue costs – net	-	335,433
Other assets	172,994	125,049
Total Assets	$23,250,785	$6,766,727
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued liabilities	$8,173,356	$11,721,205
Customer deposits	24,773	336,211
Debt – net	74,329	4,463,040
Derivative liabilities	2,369,032	-
Total current liabilities	10,641,490	16,520,456
Long Term Liabilities:
Debt – net	-	4,523
Total Liabilities	10,641,490	16,524,979
Commitments and Contingencies
Stockholders’ Equity:
Series A, Convertible Preferred Stock, $0.001 par value; 5,000,000 shares authorized, none issued and outstanding	-	-
Series B, Preferred Stock, $0.001 par value; 51 shares authorized, issued and outstanding	-	-
Series C, Convertible Preferred Stock, $0.001 par value; 500 shares authorized, 190 and zero issued and outstanding	-	-
Series D, Convertible Preferred Stock, $0.001 par value; 1,600,000 shares authorized, 1,500,000 and none issued and 145,000 and none outstanding	145	-
Common Stock, $0.001 par value; 100,000,000 shares authorized, 7,766,759 and 2,778,404 issued and 7,716,838 and 2,747,308 outstanding	7,767	2,778
Treasury Stock, at cost; 49,921 and 31,096 shares	(564,515)	(460,978)
Additional paid-in capital	87,061,004	54,817,341
Accumulated deficit	(73,893,265)	(64,109,476)
Accumulated other comprehensive loss	(1,841)	(7,917)
Total Stockholders’ Equity	12,609,295	(9,758,252)
Total Liabilities and Stockholders’ Equity	$23,250,785	$6,766,727

See accompanying notes to unaudited financial statements.

MusclePharm Corporation and Subsidiary

Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Sales – gross	$28,515,483	$18,869,103	$53,439,519	$38,171,872
Discounts and sales allowances	(3,035,424)	(3,439,763)	(5,398,293)	(6,181,852)
Sales – net	25,480,059	15,429,340	48,041,226	31,990,020
Cost of sales	17,566,718	12,942,605	31,963,124	25,837,767
Gross profit	7,913,341	2,486,735	16,078,102	6,152,253
General and administrative expenses	10,654,272	4,151,076	19,540,512	8,543,887
Income (loss) from operations	(2,740,931)	(1,664,341)	(3,462,410)	(2,391,634)
Other income (expense)
Derivative expense	-	(1,029,541)	(96,913)	(2,486,451)
Change in fair value of derivative liabilities	272,681	9,854,045	(5,771,963)	1,496,874
Gain (loss) on settlement of accounts payable and debt	47,671	-	324,656	(2,941,826)
Interest expense	(1,125)	(976,686)	(781,445)	(3,547,202)
Foreign currency transaction loss	(104)	(1,573)	(5,714)	(1,573)
Other income	-	-	10,000	18,423
Total other income (expense) - net	319,123	7,846,245	(6,321,379)	(7,461,755)
Net income (loss)	(2,421,808)	6,181,904	(9,783,789)	(9,853,389)
Other comprehensive income
Net change in Foreign currency translation	4,228	40,719	(1,841)	40,719
Total other comprehensive income (loss)	4,228	40,719	(1,841)	40,719
Total comprehensive income (loss)	$(2,417,580)	$6,222,623	$(9,785,630)	$(9,812,670)
Net income (loss) per share available to common stockholders – basic and diluted	$(0.34)	$3.78	$(1.72)	$(6.44)
Weighted average number of common shares outstanding during the period – basic and diluted	7,226,849	1,633,676	5,686,323	1,530,850

See accompanying notes to unaudited financial statements.

MusclePharm Corporation and Subsidiary

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2013	2012
Cash Flows From Operating Activities:
Net loss	$(9,783,789)	$(9,853,389)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	333,383	199,750
Bad debt	105,271	9,490
Amortization of prepaid stock and deferred compensation	3,419,698	456,903
Amortization of debt discount	-	3,083,437
Amortization of debt issue costs	335,433	184,031
(Gain) loss on settlement of accounts payable, debt and conversion of Series C preferred stock	(324,656)	2,941,826
Derivative expense	96,913	2,486,451
Change in fair value of derivative liabilities	5,771,963	(1,496,874)
Changes in operating assets and liabilities:
(Increase) decrease in:
Restricted cash balance	9,148	(52,744)
Accounts receivable	(5,713,366)	502,193
Prepaid and other	(1,242,246)	186,725
Inventory	86,866	(219,276)
Increase (decrease) in:
Accounts payable and accrued liabilities	2,052,010	867,058
Customer deposits	(311,438)	1,142,426
Net Cash (Used In) Provided by Operating Activities	(5,164,810)	438,007

Cash Flows From Investing Activities:
Purchase of property and equipment	(307,760)	(544,859)
Proceeds from disposal of property and equipment	1,694	-
Purchase of trademark	(47,500)	(35,000)
Net Cash Used In Investing Activities	(353,566)	(579,859)

Cash Flows From Financing Activities:
Proceeds from issuance of debt	-	4,073,950
Debt issue costs	-	(106,950)
Repayment of debt	(4,393,234)	(4,058,442)
Repurchase of common stock (treasury stock)	(103,537)	(460,978)
Proceeds from issuance of preferred stock	12,000,000	-
Proceeds from issuance of common stock and warrants	8,327,499	285,760
Stock issuance costs	(1,662,667)	-
Net Cash Provided by (Used In) Financing Activities	14,168,061	(266,660)

Cash Flows From Equity Activities:
Effect of exchange rates on cash and cash equivalents	6,076	40,719
Net Cash Provided by Equity Activities	6,076	40,719

Net increase (decrease) in cash	8,655,761	(367,793)

Cash at beginning of period	-	659,764

Cash at end of period	$8,655,761	$291,971

Supplemental disclosures of cash flow information:
Cash paid for interest	$410,502	$265,078
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Stock issued for future services - third parties	$4,409,897	$200,000
Warrants issued in conjunction with equity issuances	$8,175,459	$427,759
Debt discount recorded on convertible and unsecured debt accounted for as a derivative liability	$-	$3,554,672
Stock issued to settle accounts payable and accrued expenses– third parties	$5,484,947	$4,667,764
Conversion of convertible debt and accrued interest for common stock	$-	$1,069,402
Stock issued for executive and board compensation	$114,912	$-
Reclassification of derivative liability to additional paid in capital	$-	$4,124,387
Stock issued to settle accrued liabilities	$-	$135,000
Stock issued to settle contracts	$-	$3,932

See accompanying notes to unaudited financial statements.

MusclePharm Corporation and Subsidiary

Notes to Consolidated Financial Statements

(June 30, 2013)

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

The financial information as of December 31, 2012 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 and filed with the SEC on April 1, 2013. The unaudited interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, for the years ended December 31, 2012 and 2011.

Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the six months ended June 30, 2013 are not necessarily indicative of results for the full fiscal year.

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

MusclePharm Corporation and Subsidiary

Notes to Consolidated Financial Statements

(June 30, 2013)

(Unaudited)

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less and money market accounts to be cash equivalents. At June 30, 2013 and December 31, 2012, respectively, the Company had no cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable represents trade obligations from customers that are subject to normal trade collection terms. Prior to July 1, the accounts receivable were sent directly to the Company’s third party manufacturer and netted with any outstanding liabilities to the manufacturer (see Note 11). Liabilities to the manufacturer totaled $4,213,394 at June 30, 2013 and are included in accounts payable and accrued liabilities. The Company periodically evaluates the collectability of its accounts receivable and considers the need to establish an allowance for doubtful accounts based upon historical collection experience and specific customer information. Accordingly, the actual amounts could vary from the recorded allowances. There is also a review of customer discounts at the period end and an accrual made for discounts earned but not yet received by quarter end.

Management reserves for bad debt expense based on the aging of accounts receivable. Bad debt expense is classified under general & administrative expense in the Consolidated Statement of Operations.

The Company does not charge interest on past due receivables. Receivables are determined to be past due based on the payment terms of the original invoices. Accounts receivable consisted of the following at June 30, 2013 and December 31, 2012:

	As of June 30, 2013	As of December 31, 2012
Accounts receivable	$10,492,646	$4,416,193
Less: allowance for discounts	(1,004,000)	(1,088,720)
Less: allowance for doubtful accounts	(253,552)	(25,129)
Accounts receivable – net	$9,235,094	$3,302,344

At June 30, 2013 and December 31, 2012, the Company had the following concentrations of accounts receivable with significant customers:

Customer	As of June 30, 2013	As of December 31, 2012
A	14%	19%
B	8%	6%
C	7%	0%

Inventory

Inventory is valued at the lower of cost or market value. Product-related inventories are primarily maintained using the average cost method.

Prepaid Giveaways

Prepaid giveaways represent non-inventory sample items, which are given away to aid in promotion of the brand.

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

(June 30, 2013)

(Unaudited)

Website Development Costs

Costs incurred in the planning stage of a website are expensed, while costs incurred in the development stage are capitalized and amortized over the estimated useful life of the asset.

Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances, such as service discontinuance or technological obsolescence, indicate that the carrying amount of the long-lived asset may not be recoverable. When such events occur, the Company compares the carrying amount of the asset to the undiscounted expected future cash flows related to the asset. If the comparison indicates that impairment is present, the amount of the impairment is calculated as the difference between the excess of the carrying amount over the fair value of the asset. If a readily determinable market price does not exist, fair value is estimated using discounted expected cash flows attributable to the asset. During the six months ended June 30, 2013 and 2012, the Company recorded no impairment expense.

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

The following are the major categories of liabilities measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012, using quoted prices in active markets for identical liabilities (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	As of June 30, 2013	As of December 31, 2012

Derivative liabilities (Level 2)	$2,369,032	$-

The Company’s financial instruments consisted primarily of accounts receivable, accounts payable and accrued liabilities, and debt. The Company’s debt approximates fair value based upon current borrowing rates available to the Company for debt with similar maturities. The carrying amounts of the Company’s financial instruments generally approximated their fair values as of June 30, 2013 and December 31, 2012, respectively, due to the short-term nature of these instruments.

Revenue Recognition

The Company records revenue when all of the following have occurred: (1) persuasive evidence of an arrangement exists, (2) product has been shipped or delivered, (3) the sales price to the customer is fixed or determinable, and (4) collectability is reasonably assured.

Depending on individual customer agreements, sales are recognized either upon shipment of products to customers or upon delivery. For all of our Canadian sales, which represent 3% of total sales, recognition occurs upon shipment.

MusclePharm Corporation and Subsidiary

Notes to Consolidated Financial Statements

(June 30, 2013)

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

The Company records sales allowances and discounts as a direct reduction of sales.

Sales for the three and six months ended June 30, 2013 and 2012 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Sales	$28,515,483	$18,869,103	$53,439,519	$38,171,872

Discounts	(3,035,424)	(3,439,763)	(5,398,293)	(6,181,852)

Sales - Net	$25,480,059	$15,429,340	$48,041,226	$31,990,020

The Company has an informal seven day right of return for products. There were nominal returns for the three and six months ended June 30, 2013 and 2012.

For the six months ended June 30, 2013 and 2012, the Company had the following concentrations of revenues with significant customers:

	Six Months Ended June 30,
Customer	2013	2012
A	31%	40%
B	12%	11%
C	6%	17%

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

Shipping and Handling

Until March 1, 2013 MusclePharm used a manufacturer from Tennessee to ship directly to our customers, and after that date MusclePharm took control of the shipping and began shipping product to our customers from a previously leased 152,000 square foot distribution center in Franklin, Tennessee in close proximity of our manufacturer. Our products are transported from our manufacturer to the MusclePharm distribution center, but title does not pass from the manufacturer until loaded on the truck for shipment. Through June 30, 2013, MusclePharm does not take title to our products (see Note 11). The facility in Franklin, Tennessee is operated with the Company’s equipment and employees. This transition away from having our Tennessee manufacturer ship product for us is an effort to reduce our costs and improve gross margins.

The Company also uses a manufacturer in New York for the manufacture of one of the Company’s products. These orders are typically large and heavy and are drop shipped directly to our customers at the time of order.

Costs associated to the shipments are recorded in cost of sales. For Canadian sales, the product is shipped from our Canadian warehouse to our customers. Costs associated with the shipments are recorded as shipping.

MusclePharm Corporation and Subsidiary

Notes to Consolidated Financial Statements

(June 30, 2013)

(Unaudited)

Advertising

The Company expenses advertising costs when incurred.

Advertising expense for the three and six months ended June 30, 2013 and 2012 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Advertising	$3,275,200	$2,044,005	$5,592,577	$3,976,840

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

Debt

The Company defines short term debt as any debt payment due less than one year from the date of the financial statements. Long term debt is defined as any debt payment due more than one year from the date of the financial statements. Refer to Note 4 for further disclosure of debt liabilities.

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

(June 30, 2013)

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

The Company uses an “if converted” method to determine whether there is a dilutive effect of outstanding option and warrant contracts. For the three months ended June 30, 2012, all of the Company’s convertible debt options and 625,028 warrants had exercise prices below of the Company’s period end market price of the common stock into which they convert. The adjusted dilutive net loss reflects the add back of approximately $349 of interest expense related to the convertible debt and the reduction of $9,449,050 of gains on derivative contracts for the three months ended June 30, 2012. For the three months ended June 30, 2013 and six months ended June 30, 2013 and 2012, and the three months ended June 30, 2012 the Company reflected net loss and a dilutive net loss, respectively, and the effect of considering any common stock equivalents would have been anti-dilutive for these periods. Therefore, separate computation of diluted earnings (loss) per share is not presented.

The Company has the following common stock equivalents for the six months ended June 30, 2013 and 2012, respectively:

	Six Months Ended June 30,
	2013	2012
Stock options (exercise price - $425/share)	670	1,903
Warrants (exercise price $4 – $1,275/share)	330,089	84,820
Convertible debt (exercise price $17/share)	-	2,471
Total common stock equivalents	330,759	89,194

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

MusclePharm Corporation and Subsidiary

Notes to Consolidated Financial Statements

(June 30, 2013)

(Unaudited)

Reclassification

The Company has reclassified certain prior period amounts to conform to the current period presentation. These reclassifications had no effect on the financial position, results of operations or cash flows for the periods presented.

Note 3: Property and Equipment

Property and equipment consisted of the following at June 30, 2013 and December 31, 2012:

	As of June 30, 2013	As of December 31, 2012	Estimated Useful Life
Furniture, fixtures and gym equipment	$1,591,642	$1,323,998	From 36 to 60 months
Leasehold improvements	601,625	563,204	From 42 to 66 months
Vehicles	100,584	100,584	5 years
Displays	32,057	32,057	5 years
Website	11,462	11,462	3 years
Total	2,337,370	2,031,305
Less: Accumulated depreciation and amortization	(1,008,323)	(674,941)
	$1,329,047	$1,356,364

Note 4: Debt

At June 30, 2013 and December 31, 2012, debt consists of the following:

	As of June 30, 2013	As of December 31, 2012

Auto loan - secured	$9,729	15,380

Unsecured debt	64,600	4,452,183
Less: debt discount	-	-
Unsecured debt - net	64,600	4,452,183

Total debt	74,329	4,467,563

Less: current portion	(74,329)	(4,463,040)

Long term debt	$-	$4,523

Debt in default of $64,600 at June 30, 2013 and December 31, 2012 is included as a component of short-term debt.

Future annual principal payments for the above debt is as follows:

Years Ending December 31,
2013 (6 months)	$70,840
2014	3,489
Total annual principal payments	$74,329

MusclePharm Corporation and Subsidiary

Notes to Consolidated Financial Statements

(June 30, 2013)

(Unaudited)

Convertible Debt – Secured - Derivative Liabilities

During the year ended December 31, 2012, the Company issued convertible debt totaling $519,950. The convertible debt includes the following terms:

		Year Ended
		December 31, 2012
		Amount of
		Principal Raised
Interest Rate		8% - 10%
Default interest rate		0% - 20%
Maturity		January 3, 2012 to October 11, 2014

Conversion terms 1	62% of lowest trade price for the last 7 trading days	100,000
Conversion terms 2	65% of the lowest trade price in the 30 trading days previous to the conversion	19,950
Conversion terms 3	35% multiplied by the average of the lowest three (3) trading prices (as defined below) for the common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date.	400,000
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

(A) Unsecured Debt

Unsecured debt consisted of the following activity and terms:

Balance - December 31, 2012	$4,452,183
Repayments	(4,387,583)
Balance – June 30, 2013	$64,600

(B) Vehicle Loan

Vehicle loan account consisted of the following activity and terms:

		Interest Rate	Maturity
Balance - December 31, 2012	$15,380	6.99%	26 payments of $1,008
Repayments	(5,651)
Balance – June 30, 2013	$9,729

(C) Debt Issue Costs

During the six months ended June 30, 2012, the Company paid debt issue costs totaling $106,950.

For the year ended December 31, 2012, the Company issued 22,633 warrants as cost associated with a debt raise. The initial derivative liability value of $427,759 was recorded as debt issue costs and derivative liability.

The following is a summary of the Company’s debt issue costs for the six months ended June 30, 2013 and year ended December 31, 2012 as follows:

	2013	2012
Debt issue costs	$335,433	$851,923
Accumulated amortization of debt issue costs	(335,433)	(516,490)
Debt issue costs – net	$-	$335,433

MusclePharm Corporation and Subsidiary

Notes to Consolidated Financial Statements

(June 30, 2013)

(Unaudited)

During the six months ended June 30, 2013 and 2012, the Company amortized $335,433 and $184,031, respectively in debt issue costs.

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

The fair value of the conversion feature is summarized as follows:

Derivative liability - December 31, 2012	$-
Fair value at the commitment date for equity instruments	8,175,459
Fair value at the commitment date for warrants issued	96,913
Fair value mark to market adjustment for equity instruments	5,716,688
Fair value mark to market adjustment for warrants	55,275
Conversion instruments exercised	(11,675,303)
Derivative liability – June 30, 2013	$2,369,032

The Company recorded the day 1 value of derivative contracts associated with the Series D preferred stock issuance against gross proceeds raised, and expensed immediately the remaining value of the derivative as it exceeded the gross proceeds of the offering. The Company recorded a derivative expense of $96,913 and $2,486,451 for the six months ended June 30, 2013 and 2012, respectively.

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions:

	Commitment Date	Re-measurement Date
Expected dividends	0%	0%
Expected volatility	118% - 123%	107%
Expected term:	1 year	17 months – 1 year
Risk free interest rate	0.14% - 0.15%	0.15%

Note 6: Restricted Stock Units

In November 2012, the Company granted the Executive Vice President and Co-Chairman, Mr. John H. Bluher, 70,589 restricted stock units through a restricted stock unit agreement. Each restricted stock unit represents a contingent right to receive one share of the Company’s common stock upon vesting. The value of this award at the grant date was $245,400 and will be amortized over the vesting periods such that each tranche of restricted stock units will be fully amortized at the date of vesting.  The restricted stock units vest in one tranche of 23,529 on January 1, 2013 and two tranches of 23,530 shares on January 1, 2014 and December 1, 2014.  As of June 30, 2013, 23,529 restricted stock units have vested and the unamortized portion of this award is $123,036.

In November 2012, the Company granted the Chief Financial Officer, Mr. L. Gary Davis, 58,824 restricted stock units through a restricted stock unit agreement. Each restricted stock unit represents a contingent right to receive one share of the Company’s common stock upon vesting. The value of this award at the grant date was $204,500 and will be amortized over the vesting periods such that each tranche of restricted stock units will be fully amortized at the date of vesting.  The restricted stock units vest in three tranches of 19,608 shares each on January 1, 2013 and 2014, and December 1, 2014.  As of June 30, 2013, 19,608 restricted stock units have vested and the unamortized portion of this award is $102,530.

MusclePharm Corporation and Subsidiary

Notes to Consolidated Financial Statements

(June 30, 2013)

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

(June 30, 2013)

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

The shares of Series D have the following provisions:

•	Voting rights based on number of common shares of conversion option;
•	Initially no rights to dividends;
•	Liquidation rights entitle an amount equal to the stated value, plus any accrued and unpaid dividends,
•	Convertible into 2 shares of common stock, subject to adjustment.

(E) Common Stock

During the six months ended June 30, 2013, the Company issued the following common stock:

Transaction Type	Quantity (#)	Valuation ($)	Range of Value per Share ($)
Conversion of Series D preferred stock to common stock	2,710,000	11,675,481	2.80 – 7.54
Cash and warrants	953,236	8,059,330	8.26 – 9.32
Executive/Board of Director compensation	62,289	264,879	3.48 – 6.00
Stock issued for services and to settle liabilities	1,262,830	9,894,844	4.02 – 12.99
Total	4,988,355	29,894,534	2.80 – 12.99

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

MusclePharm Corporation and Subsidiary

Notes to Consolidated Financial Statements

(June 30, 2013)

(Unaudited)

The following is a summary of the Company’s stock option activity:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance – December 31, 2012	1,847	$425.00	2.25 years	-
Granted	-
Exercised	-
Forfeited/Cancelled	(1,177)	$425.00
Balance – June 30, 2013 – outstanding	670	$425.00	1.75 years	-
Balance – June 30, 2013 – exercisable	670	$425.00	1.75 years	-
Outstanding options held by related parties – 2013	-
Exercisable options held by related parties – 2013	-

(G) Stock Warrants

All warrants issued during the six months ended June 30, 2013 were accounted for as derivative liabilities. See Note 5.

During the six months ended June 30, 2013, the Company entered into convertible equity agreements. As part of these agreements, the Company issued warrants to convert 1,500,000 shares of Series D preferred stock into 3,000,000 shares of common stock.

A summary of warrant activity for the Company for the six months ended June 30, 2013 is as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding – December 31, 2012	89	$1,275
Granted	3,040,000	4.09
Exercised	(2,710,000)	4.00
Balance as June 30, 2013	330,089	$5.13

Warrants Outstanding				Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Intrinsic Value
$4 - $1,275	330,089	0.95	$5.13	330,089	$5.13	1,340,000

(H) Treasury Stock

During the six months ended June 30, 2013, the Company repurchased 18,825 shares of its common stock for the total sum of $260,000 as part of a settlement. Of this amount, 103,537 or $5.50 per share was considered repurchase of securities and $156,463 was recorded as a loss on settlement. The Company records the value of its common stock held in treasury at cost. The Company has not cancelled or retired these shares, and they remain available for reissuance. The Company has a stock repurchase plan in place but has suspended it indefinitely.

(I) Consulting Agreement

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

On April 2, 2013, the Company entered into a first amendment to the Original Melechdavid Consulting Agreement with Melechdavid, effective as of March 28, 2013 (the “Melechdavid Amended Agreement”). Pursuant to the Melechdavid Amended Agreement, Melechdavid agreed to cap the shares of the Company’s common stock, $0.001 par value per share (the “Common Stock”) that it is entitled to receive under the Original Melechdavid Consulting Agreement to no more than 570,000 shares of Common Stock of the Company, after giving effect to the 1-for-850 reverse stock split of the Common Stock effected by the Company on November 26, 2012. In connection with the execution and delivery of the Melechdavid Amended Agreement, the Company issued Melechdavid an aggregate of 341,247 shares of Common Stock on March 29, 2013 and 228,753 shares of Common Stock on April 5, 2013 as full satisfaction of the Company’s obligations under the Original Melechdavid Consulting Agreement.

MusclePharm Corporation and Subsidiary

Notes to Consolidated Financial Statements

(June 30, 2013)

(Unaudited)

On April 2, 2013, the Company entered into a first amendment to the Original GRQ Consulting Agreement with GRQ, effective as of March 28, 2013 (the “GRQ Amended Agreement”). Pursuant to the GRQ Amended Agreement, GRQ agreed to cap the shares of the Company’s Common Stock that it is entitled to receive under the Original GRQ Consulting Agreement to no more than 420,000 shares of Common Stock of the Company, after giving effect to the 1-for-850 reverse stock split of the Common Stock effected by the Company on November 26, 2012. In connection with the execution and delivery of the GRQ Amended Agreement, the Company issued GRQ an aggregate of 305,889 shares of Common Stock on March 29, 2013 and 78,753 shares of Common Stock on April 5, 2013 as full satisfaction of the Company’s obligations under the Original GRQ Consulting Agreement. The Company had previously issued GRQ 35,359 shares of Common Stock pursuant to the Original GRQ Consulting Agreement.

During the three and six months period ending June 30, 2013, the Company recognized expense related to the GRQ and Melechdavid agreements of $3,037,636 and $6,591,816, respectively. These expenses are classified under General and Administrative Expenses in the Consolidated Statement of Operations. The Company’s obligations under the GRQ and Melechdavid agreements were completely satisfied as of July 12, 2013 and the agreements have not been renewed or extended.

Note 8: Commitments, Contingencies and Other Matters

(A) Operating Lease

The Company has various non-cancelable leases with terms expiring through 2017.

Future minimum annual lease payments for the above leases are approximately as follows:

Years Ending December 31,

2013 (6 months)	$246,608
2014	556,868
2015	391,069
2016	79,860
2017	19,965
Total minimum lease payments	$1,294,370

Rent expense for the six months ended June 30, 2013 and 2012, was $298,887 and $117,247, respectively.

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

As of June 30, 2013, the Company was a party defendant in the following legal proceedings, each of which the Company: (a) believes is without merit; and (b) intends to defend vigorously:

MusclePharm Corporation and Subsidiary

Notes to Consolidated Financial Statements

(June 30, 2013)

(Unaudited)

•	The Tawnsaura Group, LLC v MusclePharm Corporation, Case No: 8:12-cv-01476-JVS-RNB in the United States District Court for the Central District of California. Date instituted: September 12, 2012. Plaintiff alleges patent infringement for MusclePharm's use of Citrulline Malate in its products. To date, Plaintiff has filed against over 70 different manufacturers of dietary supplements and sports nutrition products. MusclePharm is part of a joint defense group and believes this case is without merit due to the existence of prior art.

•	William Bossung and Bishop Equity Partners LLC v. MusclePharm Corporation, Clark County, Nevada District Court. Date instituted: January 17, 2012. Plaintiff alleges that additional monetary payments are due in respect of a settlement for outstanding warrants.

•	Nageen Dehesh v MusclePharm Corporation, Case No: SC120793 in the Superior Court of the State of California, County of Los Angeles West District. Date instituted: May 30, 2012. Plaintiff alleges she is owed payment for introducing MusclePharm to investors and/or raising capital. Plaintiff is not a licensed broker dealer and there was no agreement between the parties.

As of June 30, 2013, the Company was a party plaintiff in the following legal matters:

•	MusclePharm Corporation v. Swole Sports Nutrition, LLC, United States District Court for the Southern District of Florida. Date instituted: March 15, 2012. The Company filed this action for trademark infringement against after the Defendant started marketing and selling a dietary supplement named “Turbo Shred”. The Company has sold “Shred Matrix” since April 2, 2008, and the mark “MusclePharm Shred Matrix” was granted registration by the USPTO on September 21, 2010. The parties have reached a coexistence and settlement agreement whereby the case would be dismissed. The court dismissed the case on July 15, 2013.

(C) Payroll Taxes

As of June, 2013, accounts payable and accrued expenses included $87,339 pertaining to accrued payroll taxes. The taxes represent employee withholdings that have yet to be remitted to the taxing agencies.

(D) Product Liability

As a manufacturer of nutritional supplements and other consumer products that are ingested by consumers, the Company may be subject to various product liability claims. Although we have not had any material claims to date, it is possible that current and future product liability claims could have a material adverse effect on our business or financial condition, results of operations or cash flows. The Company currently maintains product liability insurance with a deductible/retention of $10,000 per claim with an aggregate cap on retained loss of $5,000,000. At June 30, 2013 the Company had not recorded any accruals for product liability claims.

(E) Other Liabilities and Regulatory Matters

Subsequent to December 31, 2012, the Company determined that it may have potential liabilities related to the filing of certain informational returns required by governmental authorities.  Management has developed a plan to address these matters and does not currently expect a significant adverse impact on its financial position or results of operations.

Note 9: Defined Contribution Plan

The Company established a 401(k) Plan (the “401(k) Plan”) for eligible employees of the Company. Generally, all employees of the Company who are at least twenty-one years of age and who have completed one year of entry service are eligible to participate in the 401(k) Plan. The 401(k) Plan is a defined contribution plan that provides that participants may make voluntary salary deferral contributions, on a pretax basis, of up to $17,000 for 2012 (subject to make-up contributions) in the form of voluntary payroll deductions. The Company may make discretionary contributions. During the six months ended June 30, 2013 and 2012 the Company’s matching contribution was $28,530 and $18,251, respectively.

MusclePharm Corporation and Subsidiary

Notes to Consolidated Financial Statements

(June 30, 2013)

(Unaudited)

Note 10: Related Party Transactions

The Chief Executive Officer of one of our major customers is the brother of our Chief Marketing Officer.  Our Chief Financial Officer also indirectly owns 1.75% of the equity interest in such customer. We do not offer preferential pricing of our products to this customer based on these relationships.

Note 11: Subsequent Events

(A)	Restricted Stock Grant

On June 25, 2013, our board of directors (“Board”) approved restricted stock grants (the “Restricted Stock”) to certain key employees, including named executive officers and directors, conditioned upon the execution and delivery of certain restricted stock agreement between the Company and such employees, officers and directors (the “Restricted Stock Agreements”). The Restricted Stock Agreements were executed and delivered by the parties on July 5, 2013.  The Board approved Restricted Stock grants of the Company’s common stock in the aggregate amount of 1,550,000 shares including shares of the Company’s restricted stock to the following named executive officers and directors in the following amounts:

Name	Title	Number of Shares of Restricted Stock
Brad J. Pyatt	Co-Chairman, CEO and President	350,000
L. Gary Davis	Chief Financial Officer	200,000
John H. Bluher	Co-Chairman and Executive Vice President	150,000
Richard Estalella	Chief Operating Officer	100,000
Jeremy R. DeLuca	Executive Vice President – Chief Marketing Officer	225,000
Cory J. Gregory	Executive Vice President	150,000
Michael Doron	Director	25,000
James Greenwell	Director	25,000
Donald W. Prosser	Director	25,000

Pursuant to the Restricted Stock agreements, seventeen percent (17%) of each individual grant shall vest on December 31, 2013, and the remaining 83% shall vest on December 31, 2015. The grants for all will vest immediately upon (i) a change of control, and are subject to, such executive and/or employees continued employment, and in the case of any director, such director’s continued service on the Board, and (ii) an employee, who has an entered into an employment agreement with the Company, serving the duration of the term of such employment agreement in accordance with its terms. The total value on the date of the grant was $17,065,500, and will be amortized over the vesting periods as described above with the exception of certain executives under employment agreements that terminate prior to December 31, 2015. Those executives’ grants will be amortized over the remaining term of their employment agreements.

(B)	Inventory

On July 1, 2013, the Company substantially terminated a Distribution Agreement dated November 17, 2010 with one of our key product manufacturers in which the manufacturer received and fulfilled customer sales orders for a majority of our products as more fully discussed in the “Shipping and Handling” section of Note 2 above . In connection with the termination of the agreement, we purchased an aggregate $4,664,421 of product inventory, and the Company took back control of customer order fulfillment through our Franklin, Tennessee warehouse.

(C)	Endorsement Agreements

On July 26, 2013, the Company entered into an Endorsement Licensing and Co-Branding Agreement by and among, the Company, Arnold Schwarzenegger, Marine MP, LLC, and Fitness Publications, Inc. Under the terms of the Agreement, Mr. Arnold Schwarzenegger will endorse the Company’s products and a special Arnold Schwarzenegger product line of between 4 and 8 products will be marketed under Mr. Schwarzenegger’s name and likeness. In connection with this agreement, the Company issued Marine MP, LLC 780,000 restricted shares of common stock.

MusclePharm Corporation and Subsidiary

Notes to Consolidated Financial Statements

(June 30, 2013)

(Unaudited)

(D)	Board of Directors and Corporate Officer Changes

On August 6, 2013, our board of directors appointed both Richard Estalella and Daniel J. McClory to serve on the Company’s Board of Directors. The Board of Directors has determined that Mr. McClory is an independent director pursuant to the rules of the NASDAQ stock market. Mr. Estalella joined the Company in April of 2013 and has served since that time as Chief Operating Officer.

There is no family relationship between either of Mr. Estalella or Mr. McClory and any of our other officers and directors. There are no understandings or arrangements between either of Mr. Estalella or Mr. McClory and any other person pursuant to which either was selected as an officer.

Except for the aforementioned arrangements, there has not been any transaction or currently proposed transaction, in which the Company was or is to be a participant and the amount involved exceeds $120,000, and in which either of Mr. Estalella or Mr. McClory had or will have a direct or indirect material interest since the beginning of the Company’s last fiscal year.

Additionally, on August 6, 2013, Jeremy R. DeLuca and the Company agreed that Mr. DeLuca’s title with the Company would be changed from that of Executive Vice President and Chief Marketing Officer to President of Sales and Marketing. The Board of Directors voted to accept this new designation. Accordingly, Mr. DeLuca will no longer be a named executive officer, including for purposes of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The change in Mr. DeLuca’s title was not as a result of any disagreements between him and the Company including with respect to the Company’s operations, policies or practices.

(E)	Private Placement of Stock

On August 9, 2013 the Company closed a $2.5 million common stock offering. MusclePharm entered into subscription agreements with accredited investors whereby it sold 238,096 restricted shares of its common stock at $10.50 per share.  At the time of filing this report on Form 10-Q, these shares had not been issued but will be issued in the very near future.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes thereto, included elsewhere in this Quarterly Report on Form 10-Q and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2012 that was filed with the SEC on April 1, 2013.

Forward-Looking Information

Certain statements contained in this report on Form 10-Q are not statements of historical fact and constitute forward-looking statements within the meaning of the various provisions of the Securities Act of 1933, as amended, (the “Securities Act”) and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including, without limitation, the statements specifically identified as forward-looking statements within this report. Many of these statements contain risk factors as well. In addition, certain statements in our future filings with the SEC, in press releases and in oral and written statements made by or with our approvals which are not statements of historical fact constitute forward-looking statements within the meaning of the Securities Act and the Exchange Act. Examples of forward-looking statements, include, but are not limited to: (i) projections of capital expenditures, revenues, income or loss, earnings or loss per share, capital structure, and other financial items, (ii) statements of our plans and objectives or our management or board of directors, (iii) statements of future economic performance and (iv) statements of assumptions underlying such statements. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “may,” “will” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Such forward-looking statements are subject to a number of risks and uncertainties, including those identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2012 and filed with the SEC on April 1, 2013.

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

Results of Operations

For the Three Months Ended June 30, 2013 and 2012 (unaudited):

	Three Months Ended June 30,
	2013	2012

Sales - gross	$28,515,483	$18,869,103
Discounts and sales allowances	(3,035,424)	(3,439,763)
Sales - net	25,480,059	15,429,340
Cost of sales	17,566,718	12,942,605
Gross profit	7,913,341	2,486,735
General and administrative expenses	10,654,272	4,151,076
Loss from operations	(2,740,931)	(1,664,341)
Other income - net	319,123	7,846,245
Net (Loss) Income	$(2,421,808)	$6,181,904
Net (loss) income per share - basic and diluted	$(0.34)	$3.78
Weighted average number of common shares outstanding during the period – basic and diluted	7,226,849	1,633,676

Sales - gross

Gross sales increased approximately $9.6 million or 51% to $28,516,000 for the three months ended June 30, 2013, compared to $18,869,000 for the three months ended June 30, 2012. The increase in sales was due primarily to increased awareness of our product brand, combined with hiring additional sales and marketing staff, and adding new products in an effort to expand our customer base. Since inception, we have focused on an aggressive marketing plan to penetrate the market. As such, significant promotional expenditures have been made to increase product sales through adding new customers and expanding our product line.

In this quarter the Company launched a women’s line named FitMiss. The momentum is beginning to show increasing sales for this new product line. The Company believes it has a good position for market share with a women’s line of products. The Company is also considering other new products. Overall as a direct result of our aggressive marketing plan, our products are currently being offered in more retail stores, both domestically and internationally, receiving better shelf placement, and receiving recognized awards compared to the prior period. At the 2012 Bodybuilding.com Supplement Awards, we received three Awards of Excellence; (i) the “Brand of the Year” award, (ii) the “Packaging of the Year” award, and (iii) the “Pre-Workout Supplement of the Year” award for AssaultTM, and MusclePharm remains the product of choice for the Ultimate Fighting Championship, UFC.

Discounts and sales allowances

Discounts and sales allowances for the three months ended June 30, 2013 decreased to approximately $3,035,000 or 10.6% of gross sales as compared to $3,440,000 or 18.2% of gross sales for the three months ended June 30, 2012. This decrease in discounts and allowances is a result driven by continued efforts to place controls around discounting and greater efforts to define customer terms and allowances.

Sales - net

Net sales increased approximately $10.1 million or 65% to $25,480,000 for the three months ended June 30, 2013, compared to $15,429,000 for the three months ended June 30, 2012. A significant growth area for the Company was nutritional product sales in international markets. International sales are included in the results of operations and increased approximately $3.5 million or 56% to $9,833,000 for the three months ended June 30, 2013, compared to $6,302,000 for the three months ended June 30, 2012.

Gross Profit

Gross profit increased approximately $5.4 million or 218% to $7,913,000 for the three months ended June 30, 2013, compared to $2,487,000 for the three months ended June 30, 2012. The gross profit percentage increased to approximately 31% of net sales during the three months ended June 30, 2013, from 16% for the three months ended June 30, 2012. This increase was primarily due to the reduction in discounts as a percentage of sales, new product pricing from our Tennessee manufacturer, and the reduction of shipping costs. As discussed in Note 2 of the financial statements for shipping, the Company is handling its own shipping and has decreased the cost to ship product to the customer thereby increasing gross profit. Shipping expense for the three months ended June 30, 2013 was 2.6% of net sales down from 3.2% of net sales for the three months ended June 30, 2012.

For the three months ended June 30, 2013 the discounts as a percentage of gross sales was 10.6% compared to the three months ended June 30, 2012 of 18.2%. We have also experienced a decrease in cost of goods sold as a result of improved product pricing For the three months ended June 30, 2013 the cost of goods as a percentage to sales was 69% compared to the three months ended June 30, 2012 of 84%. We expect to focus on streamlining our operations and seek operating efficiencies in order to further improve our gross profit percentage.

General and Administrative Expenses

General and administrative (“G&A”) expenses for the three months ended June 30, 2013, increased to approximately $10,654,000, compared to approximately $4,151,000 for the three months ended June 30, 2012 a 157% increase. Part of the reason for this increase in G&A is two consulting contracts of GRQ and Melechdavid. These contracts, categorized in the table below as professional fees, were entered into by the Company to promote the growth and expansion necessary to expand and raise capital and repay the previous existing debt by which the Company was encumbered. The total amount booked as expense for these advisory contracts in the second quarter of 2013 totaled approximately $3.0 million and these contracts were satisfied as explained in Note 7 Stockholder’s Equity. This expense represents 46% of the total increase in the general and administrative expenses. The Company’s obligations under the GRQ and Melechdavid agreements were completely satisfied as of July 12, 2013 and the agreements have not been renewed or extended.

The 65% increase in sales necessitated increases in our general and administrative expenses and included $1,231,000 in the area of advertising and promotions used to promote brand and product awareness. We expect as we continue to promote our brand and products, these areas and levels of promotion will hold steady or increase relative to overall efforts to increase product awareness and sales.

Another area of increase is consulting expenses of $567,000 related to consulting on a variety of matters including investor relations, product research and development, product certifications, capital acquisition, and debt retirement.

The $6.5 million increase in general and administrative expenses including the significant items listed above were partially offset by the decrease of $182,000 in stock based compensation.

The following table provides an overview of expense categories and percentage of net revenue:

	Three Months Ended June 30,
	2013	% of Revenue	2012	% of Revenue
Advertising Expense	$3,275,200	12.90%	$2,044,005	13.20%
Operating Expense	1,918,665	7.50%	1,298,392	8.40%
Professional & R&D Expense	3,862,997	15.10%	612,239	4.00%
Salary and Wage Expense	1,597,410	6.30%	196,440	1.30%
Total G&A Expense	$10,654,272	41.80%	$4,151,076	26.90%

Loss from Operations

The net loss from operations for the three months ended June 30, 2013, was approximately $2,741,000, compared to a net loss of approximately $1,664,000 for the three months ended June 30, 2012.

Other Income (Expenses)

Other income was $319,000 for the three months ended June 30, 2013, compared to the $7,846,000 for the three months ended June 30, 2012. Refer to Note 5 for further detail of costs related to derivative agreements.

	Three Months Ended June 30,
	2013	2012

Derivative expense	$-	$(1,029,541)
Change in fair value of derivative liabilities	$272,681	$9,854,045
Gain (loss) on settlement of accounts payable and debt	$47,671	$-
Interest expense	$(1,125)	$(976,686)
Other income	$(104)	$(1,573)
Total other expenses	$319,123	$7,846,245

Net (Loss) Income

For the foregoing reasons, we had a net loss of approximately $2,422,000 for the three months ended June 30, 2013, compared to net income of approximately $6,182,000 for the three months ended June 30, 2012.

Inflation did not have a material impact on our operations for the period. Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on our results of operations.

For the Six Months Ended June 30, 2013 and 2012 (unaudited):

	Six Months Ended June 30,
	2013	2012

Sales - gross	$53,439,519	$38,171,872
Discounts and sales allowances	(5,398,293)	(6,181,852)
Sales - net	48,041,226	31,990,020
Cost of sales	31,963,124	25,837,767
Gross profit	16,078,102	6,152,253
General and administrative expenses	19,540,512	8,543,887
Loss from operations	(3,462,410)	(2,391,634)
Other income (expenses) - net	(6,321,379)	(7,461,755)
Net Loss	$(9,783,789)	$(9,853,389)
Net loss per share - basic and diluted	$(1.72)	$(6.44)
Weighted average number of common shares outstanding during the period – basic and diluted	5,686,323	1,530,850

Sales - gross

Gross sales increased approximately $15.3 million or 40% to $53,440,000 for the six months ended June 30, 2013, compared to $38,172,000 for the six months ended June 30, 2012. The increase in sales was due primarily to increased awareness of our product brand, combined with hiring additional sales and marketing staff, and adding new products in an effort to expand our customer base. Since inception, we have focused on an aggressive marketing plan to penetrate the market. As such, significant promotional expenditures have been made to increase product sales through adding new customers and expanding our product line.

In this quarter the Company launched a women’s line named FitMiss. The momentum is beginning to show increasing sales for this new product line. The Company believes it has a good position for market share with a women’s line of products. The Company is also considering other new products. Overall as a direct result of our aggressive marketing plan, our products are currently being offered in more retail stores, both domestically and internationally, receiving better shelf placement, and receiving recognized awards compared to the prior period. At the 2012 Bodybuilding.com Supplement Awards, we received three Awards of Excellence; (i) the “Brand of the Year” award, (ii) the “Packaging of the Year” award, and (iii) the “Pre-Workout Supplement of the Year” award for AssaultTM, and MusclePharm remains the product of choice for the Ultimate Fighting Championship, UFC.

Discounts and sales allowances

Discounts and sales allowances for the six months ended June 30, 2013 decreased to approximately $5,398,000 or 10.1% of gross sales as compared to $6,182,000 or 16.2% of gross sales for the six months ended June 30, 2012. This decrease in discounts and allowances is a result driven by continued efforts to place controls around discounting and greater efforts to define customer terms and allowances.

Sales - net

Net sales increased approximately $16.1 million or 50% to $48,041,000 for the six months ended June 30, 2013, compared to $31,990,000 for the six months ended June 30, 2012. A significant growth area for the Company was nutritional product sales in international markets. International sales are included in the results of operations and increased approximately $7.5 million or 84% to $16,456,000 for the six months ended June 30, 2013, compared to $8,963,000 for the six months ended June 30, 2012.

Gross Profit

Gross profit increased approximately $9.9 million or 161% to $16,078,000 for the six months ended June 30, 2013, compared to $6,152,000 for the six months ended June 30, 2012. The gross profit percentage increased to approximately 33% of net sales during the six months ended June 30, 2013, from 19% for the six months ended June 30, 2012. This increase was primarily due to the reduction in discounts as a percentage of sales, new product pricing from our Tennessee manufacturer, and the reduction of shipping costs. As discussed in Note 2 of the financial statements for shipping, the Company is handling its own shipping and has decreased the cost to ship product to the customer thereby increasing gross profit. Shipping expense for the six months ended June 30, 2013 was 2.3% of net sales down from 3.3% of net sales for the six months ended June 30, 2012.

For the six months ended June 30, 2013 the discounts as a percentage of gross sales was 10.1% compared to the six months ended June 30, 2012 of 16.2%. We have also experienced a decrease in cost of goods sold as a result of improved product pricing For the six months ended June 30, 2013 the cost of goods as a percentage to sales was 67% compared to the six months ended June 30, 2012 of 81%. We expect to focus on streamlining our operations and seek operating efficiencies in order to further improve our gross profit percentage.

General and Administrative Expenses

General and administrative (“G&A”) expenses for the six months ended June 30, 2013, increased to approximately $19,541,000, compared to approximately $8,544,000 for the six months ended June 30, 2012 a 129%, increase. A primary reason for this increase in G&A is two consulting contracts of GRQ and Melechdavid. These contracts, categorized in the table below as professional fees, were entered into by the Company to promote the growth and expansion necessary to expand and raise capital and repay the previous existing debt by which the Company was encumbered. The total amount booked as expense for these advisory contracts in the first half of 2013 totaled approximately $6,592,000 and these contracts were satisfied as explained in Note 7 Stockholder’s Equity. This expense represents 60% of the total increase in the general and administrative expenses. The Company’s obligations under the GRQ and Melechdavid agreements were completely satisfied as of July 12, 2013 and the agreements have not been renewed or extended.

The 50% increase in sales necessitated increases in our general and administrative expenses and included $1,616,000 in the area of advertising and promotions used to promote brand and product awareness. We expect as we continue to promote our brand and products, these areas and levels of promotion will hold steady or increase relative to overall efforts to increase product awareness and sales. This increase was partially offset by a decrease in apparel and athlete endorsement/sponsorship of $307,000. Another area of increase is legal fees of $276,000 related to efforts required to obtain financing and dispute resolutions.

The $11 million increase in general and administrative expenses including the significant items listed above were partially offset by the decrease of $342,000 in stock based compensation.

The following table provides an overview of expense categories and percentage of net revenue:

	Six Months Ended June 30,
	2013	% of Revenue	2012	% of Revenue
Advertising Expense	$5,592,577	11.60%	$3,976,840	12.40%
Operating Expense	3,064,221	6.40%	2,004,595	6.30%
Professional & R&D Expense	8,022,846	16.70%	894,798	2.80%
Salary and Wage Expense	2,860,868	6.00%	1,667,654	5.20%
Total G&A Expense	$19,540,512	40.70%	$8,543,887	26.70%

Loss from Operations

Our net loss from operations for the six months ended June 30, 2013, was $3,462,000, compared to $2,392,000 for the six months ended June 30, 2012.

Other Income (Expenses)

Other expenses were $6,321,000 for the six months ended June 30, 2013, compared to the $7,462,000 for the six months ended June 30, 2012. During the six months ended June 30, 2013, the Company issued warrants to convert 1,500,000 shares of preferred stock into 3,000,000 shares of common stock. Refer to Note 5 for further detail of costs related to derivative agreements.

	Six Months Ended June 30,
	2013	2012

Derivative expense	$(96,913)	$(2,486,451)
Change in fair value of derivative liabilities	$(5,771,963)	$1,496,874
Gain (loss) on settlement of accounts payable and debt	$324,656	$(2,941,826)
Interest expense	$(781,445)	$(3,547,202)
Other income	$4,286	$16,850
Total other expenses	$(6,321,379)	$(7,461,755)

Net Loss

For the foregoing reasons, we had a net loss of approximately $9,784,000 for the six months ended June 30, 2013, compared to approximately $9,853,000 for the six months ended June 30, 2012.

Inflation did not have a material impact on our operations for the period. Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on our results of operations.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at June 30, 2013, compared to December 31, 2012.

	June 30, 2013	December 31, 2012	Increase/Decrease
Current Assets	$21,748,744	$4,949,881	$16,798,863
Current Liabilities	$10,641,490	$16,520,456	$(5,878,966)
Working Capital (Deficit)	$11,107,254	$(11,570,575)	$22,677,829

Our primary source of operating cash has been through the sale of equity and through the issuance of convertible secured promissory notes and other short-term debt as discussed below.

The Company’s management believes current levels of liquidity are sufficient for current operations, but additional capital may be needed to execute the business plan, which includes buying more inventory. There can be no assurance that such capital will be available on acceptable terms or at all.

On March 27, 2013, MusclePharm sold an aggregate of 703,236 shares of its common stock, $0.001 par value per share at a per share price of $8.50 in a private placement to certain accredited investors for an aggregate purchase price of approximately $5,977,506, thereby providing working capital.

The common stock was sold pursuant to subscription agreements dated March 27, 2013 between the Company and the Purchasers. The Subscription Agreements contained customary terms regarding, among other things, representations and warranties and indemnification.

On May 6, 2013, MusclePharm sold an aggregate of 100,000 shares of its common stock, $0.001 par value per share at a per share price of $8.50 in a private placement to certain accredited investors, thereby providing working capital.

The common stock was sold pursuant to subscription agreements dated May 6, 2013 between the Company and the Purchasers. The Subscription Agreements contained customary terms regarding, among other things, representations and warranties and indemnification.

On June 3, 2013, MusclePharm sold an aggregate of 150,000 shares of its common stock, $0.001 par value per share at a per share price of $10.00 in a private placement to certain accredited investors, for an aggregate purchase price of approximately $1,398,139 thereby providing working capital.

The common stock was sold pursuant to subscription agreements dated June 3, 2013 between the Company and the Purchasers. The Subscription Agreements contained customary terms regarding, among other things, representations and warranties and indemnification.

At June 30, 2013, we had cash of $8,656,000 and working capital of approximately $11,107,000 compared to cash of $0 and a working capital deficit of approximately $11,571,000 at December 31, 2012. The working capital increase of approximately $22,678,000 was primarily due to a net increase in cash of $8,656,000, an increase in accounts receivable of $5,933,000 and a decrease in current liabilities of $5,879,000.

Cash used in operating activities was $5,164,810 for the six months ended June 30, 2013, as compared to cash provided by operating activities of $438,007 for the six months ended June 30, 2012. The increase in cash used in operating activities of approximately $5.6 million for the six months ended June 30, 2013, compared to the six months ended June 30, 2012, was primarily due to an increase in accounts receivable and prepaid expense of approximately $7.6 million, an increase in the amortization of prepaid stock compensation of $2.9 million, a decrease in customer deposits of approximately $1.5 million, a decrease in depreciation and amortization expense of approximately $2.7 million, and a decrease on loss on settlement of approximately $3.3 million offset by a decrease in derivative expense and change in fair value of derivatives of approximately $4.9 million, a decrease in inventory of approximately $0.3 million, a decrease in accounts payable and accrued liabilities of approximately $1.2 million and a decrease in net loss of approximately $70,000.

Cash used in investing activities decreased to $353,566 from $579,859 for the six months ended June 30, 2013 and 2012, due to slightly lower spending on fixed assets. Future investments in property and equipment, as well as further development of our Internet presence will largely depend on available capital resources.

Cash flows provided by financing activities were $14,168,061 for the six months ended June 30, 2013, compared to cash flows used in financing activities of $266,660 for the six months ended June 30, 2012. The approximately $14.4 million increase was due to primarily to the net increase of approximately $18.4 million net proceeds from equity offerings, a decrease of approximately $0.4 million in the repurchase of common stock and a decrease of approximately $0.1 million in debt issue costs offset by a decrease of approximately $4.1 million in proceeds from issuance of debt and an increase in debt repayment of approximately $0.3 million.

Cash Flows From Financing Activities:	Six Months Ended June 30,
	2013	2012

Proceeds from issuance of debt	$-	$4,073,950
Repayment of debt	(4,393,234)	(4,058,442)
Debt issuance costs	-	(106,950)
Repurchase of common stock	(103,537)	(460,978)
Proceeds from issuance of common stock and warrants	8,327,499	285,760
Proceeds from issuance of preferred stock	12,000,000	-
Stock issuance costs	(1,662,667)	-
Net Cash Provided By Financing Activities	$14,168,061	$(266,660)

Off-Balance Sheet Arrangements

Other than the operating leases, as of June 30, 2013, we did not have any off-balance sheet arrangements. We are obligated under an operating lease for the rental of office space. Future minimum rental commitments with a remaining term in excess of one year as of June 30, 2013 are as follows:

Years Ending December 31,

2013(6 months)	$246,608
2014	556,868
2015	391,069
2016	79,860
2017	19,965
Total minimum lease payments	$1,294,370

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

We have an informal seven day right to return products. There were nominal returns at the six month periods ended June 30, 2013 and 2012.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company has not issued securities in addition to what is reported in a Current Report on Form 8-K, during the six months ended June 30, 2013.

 Item 3. Defaults Upon Senior Securities.

There were no defaults upon senior securities during the six months ended June 30, 2013.

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

MUSCLEPHARM CORPORATION

Date: August 14, 2013	By:	/s/ Brad J. Pyatt
Name: Brad J. Pyatt
Title: Chief Executive Officer and President
(Principal Executive Officer)

Date: August 14, 2013	By:	/s/ L. Gary Davis
Name: L. Gary Davis
Title: Chief Financial Officer, Treasurer (Principal Financial Officer) (Principal Accounting Officer)

