Form 10-Q
period 2013-09-30
MusclePharm Corp
filed 2013-11-14
CIK 1415684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2013

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

As of November 14, 2013, there were 8,865,990 shares outstanding of the registrant’s common stock.

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

MusclePharm Corporation and Subsidiary

Consolidated Balance Sheets

	September 30, 2013	December 31, 2012
	(unaudited)	(audited)
Assets
Current Assets:
Cash	$5,683,656	$-
Cash – restricted	-	9,148
Debt Securities	925,574	-
Accounts receivable – net	10,911,439	3,302,344
Derivative instrument	1,692,351	-
Inventory	9,633,164	257,975
Prepaid giveaways	592,422	358,800
Prepaid stock compensation	3,368,692	44,748
Prepaid sponsorship fees	692,536	6,249
Deferred equity costs	-	698,500
Other assets	907,881	272,117
Total current assets	34,407,715	4,949,881
Property and equipment – net	1,668,944	1,356,364
Debt issue costs – net	-	335,433
Prepaid stock compensation	5,171,400	-
Other assets	299,404	125,049
Total Assets	$41,547,463	$6,766,727
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued liabilities	$16,543,261	$11,721,205
Customer deposits	356,469	336,211
Debt – net	70,456	4,463,040
Derivative liabilities	1,895,085	-
Total current liabilities	18,865,271	16,520,456
Long Term Liabilities:
Debt – net	-	4,523
Other	7,554	-
Total Liabilities	18,872,825	16,524,979
Commitments and Contingencies
Stockholders’ Equity:
Series A, Convertible Preferred Stock, $0.001 par value; 5,000,000 shares authorized, none issued and outstanding	-	-
Series B, Preferred Stock, $0.001 par value; 0 and 51 shares authorized, 51 issued and none and 51 outstanding	-	-
Series C, Convertible Preferred Stock, $0.001 par value; 500 shares authorized, 190 and none issued and outstanding	-	-
Series D, Convertible Preferred Stock, $0.001 par value; 1,600,000 shares authorized, 1,500,000 and none issued and 144,000 and none outstanding	144	-
Common Stock, $0.001 par value; 100,000,000 shares authorized, 8,915,911 and 2,778,404 issued and 8,865,990 and 2,747,308 outstanding	8,916	2,778
Treasury Stock, at cost; 49,921 and 31,096 shares	(564,515)	(460,978)
Additional paid-in capital	101,025,625	54,817,341
Accumulated deficit	(77,839,103)	(64,109,476)
Accumulated other comprehensive income (loss)	43,571	(7,917)
Total Stockholders’ Equity	22,674,638	(9,758,252)
Total Liabilities and Stockholders’ Equity	$41,547,463	$6,766,727

See accompanying notes to unaudited financial statements.

MusclePharm Corporation and Subsidiary
Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012

Sales - gross	$31,080,225	$20,627,691	$84,519,744	$58,799,563
Discounts and sales allowances	(5,736,257)	(2,053,965)	(11,134,551)	(8,235,817)
Sales - net	25,343,968	18,573,726	73,385,193	50,563,746
Cost of sales	17,937,768	14,507,761	49,900,891	40,345,528
Gross profit	7,406,200	4,065,965	23,484,302	10,218,218
Advertising and promotion	4,043,064	2,599,691	9,635,642	6,576,531
General and administrative	1,936,610	1,141,435	5,000,831	3,146,029
Professional and R&D fees	2,429,361	2,881,235	10,452,208	3,776,033
Salaries and benefits	3,869,945	1,254,417	6,730,813	2,922,072
Total operating expenses	12,278,980	7,876,778	31,819,494	16,420,665
Loss from operations	(4,872,780)	(3,810,813)	(8,335,192)	(6,202,447)
Other income (expense)
Derivative expense	-	(1,922,763)	(96,913)	(4,409,214)
Change in fair value of derivative liabilities	305,421	4,403,875	(5,466,542)	5,900,749
Gain (loss) on settlement of accounts payable and debt	67,489	(1,510,613)	392,144	(4,452,439)
Gain on derivative instrument	444,059	-	444,059	-
Accretion of note discount	115,429	-	115,429	-
Interest expense	(1,302)	(3,265,053)	(782,747)	(6,812,255)
Foreign currency transaction (gain) loss	(4,152)	14,342	(9,865)	12,769
Other income	-	16,988	10,000	35,411
Total other income (expense) - net	926,944	(2,263,224)	(5,394,435)	(9,724,979)
Net loss	(3,945,836)	(6,074,037)	(13,729,627)	(15,927,426)
Other comprehensive income
Net change in foreign currency translation	(13,027)	(33,163)	(6,950)	7,556
Net change in debt securities	58,438	-	58,438	-
Total other comprehensive (loss) income	45,411	(33,163)	51,488	7,556
Total comprehensive loss	$(3,900,425)	$(6,107,200)	$(13,678,139)	$(15,919,870)
Net loss per share available to common stockholders – basic and diluted	$(0.47)	$(3.21)	$(2.07)	$(9.62)
Weighted average number of common shares outstanding during the period – basic and diluted	8,475,084	1,894,202	6,626,125	1,656,218

See accompanying notes to unaudited financial statements.

MusclePharm Corporation and Subsidiary
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash Flows From Operating Activities:
Net loss	$(13,729,627)	$(15,927,426)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	510,890	325,185
Bad debt	158,578	9,490
Amortization of prepaid stock and deferred compensation	9,828,760	718,173
Amortization of debt discount	-	6,086,521
Amortization of debt issue costs	335,433	286,523
Accretion of note discount	(115,429)	-
(Gain) loss on settlement of accounts payable, debt and conversion of Series C preferred stock	(392,144)	3,261,897
Derivative expense	96,913	4,409,214
Change in fair value of derivative liabilities	5,466,541	(5,900,749)
Change in fair value of derivative assets	(444,059)
Changes in operating assets and liabilities:
(Increase) decrease in:
Restricted cash balance	9,148	(74,202)
Accounts receivable	(7,767,673)	(1,478,270)
Prepaid and other	(3,549,221)	(339,088)
Inventory	(9,608,811)	(396,873)
Increase (decrease) in:
Accounts payable and accrued liabilities	11,127,500	8,384,755
Customer deposits	20,258	921,675
Other	7,554	-
Net Cash (Used In) Provided by Operating Activities	(8,045,389)	286,825

Cash Flows From Investing Activities:
Purchase of convertible promissory note and warrant	(2,000,000)	-
Purchase of property and equipment	(825,164)	(899,823)
Proceeds from disposal of property and equipment	1,694	-
Purchase of trademark	(104,725)	(35,000)
Net Cash Used In Investing Activities	(2,928,195)	(934,823)

Cash Flows From Financing Activities:
Proceeds from issuance of debt	-	4,823,950
Debt issue costs	-	(166,950)
Repayment of debt	(4,397,107)	(5,241,234)
Repurchase of common stock (treasury stock)	(103,537)	(460,978)
Proceeds from issuance of preferred stock	12,000,000	-
Proceeds from issuance of common stock and warrants	10,827,501	1,660,760
Stock issuance costs	(1,662,667)	-
Net Cash Provided Financing Activities	16,664,190	615,548

Cash Flows From Equity Activities:
Effect of exchange rates on cash and cash equivalents	(6,950)	7,556
Net Cash (Used In) Provided by Equity Activities	(6,950)	7,556

Net increase (decrease) in cash	5,683,656	(24,894)

Cash at beginning of period	-	659,764

Cash at end of period	$5,683,656	$634,870

Supplemental disclosures of cash flow information:
Cash paid for interest	$410,846	$423,705
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Stock issued for future services - third parties	$13,879,997	$1,001,519
Warrants issued in conjunction with equity issuances	$8,175,459	$427,759
Debt discount recorded on convertible and unsecured debt accounted for as a derivative liability	$-	$3,554,672
Stock issued to settle accounts payable and accrued expenses– third parties	$5,760,887	$1,392,143
Conversion of convertible debt and accrued interest for common stock	$-	$1,069,402
Stock issued for executive and board compensation	$152,412	$4,667,764
Reclassification of derivative liability to additional paid in capital	$11,688,463	$9,759,079
Stock issued to settle accrued liabilities	$-	$384,500
Change in fair value of debt securities in other comprehensive income	$58,438	$-
Stock issued to settle contracts	$155,365	$3,932

See accompanying notes to unaudited financial statements.

MusclePharm Corporation and Subsidiary
Notes to Consolidated Financial Statements
(September 30, 2013)
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

Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the nine months ended September 30, 2013 are not necessarily indicative of results for the full fiscal year.

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

MusclePharm Corporation and Subsidiary
Notes to Consolidated Financial Statements
(September 30, 2013)
(Unaudited)

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less and money market accounts to be cash equivalents. At September 30, 2013 and December 31, 2012, respectively, the Company had no cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable represents trade obligations from customers that are subject to normal trade collection terms. Prior to July 1, the accounts receivable were sent directly to the Company’s third party manufacturer and netted with any outstanding liabilities to the manufacturer. Subsequent to July 1, the Company took over the receipt and processing of accounts receivable. The Company periodically evaluates the collectability of its accounts receivable and considers the need to establish an allowance for doubtful accounts based upon historical collection experience and specific customer information. Accordingly, the actual amounts could vary from the recorded allowances. There is also a review of customer discounts at the period end and an accrual made for discounts earned but not yet received by quarter end.

Management reserves for bad debt expense based on the aging of accounts receivable. Bad debt expense is classified under general & administrative expense in the Consolidated Statement of Operations.

The Company does not charge interest on past due receivables. Receivables are determined to be past due based on the payment terms of the original invoices. Accounts receivable consisted of the following at September 30, 2013 and December 31, 2012:

	As of September 30, 2013	As of December 31, 2012
Accounts receivable	$11,833,677	$4,416,193
Less: allowance for discounts	(750,000)	(1,088,720)
Less: allowance for doubtful accounts	(172,238)	(25,129)
Accounts receivable – net	$10,911,439	$3,302,344

At September 30, 2013 and December 31, 2012, the Company had the following concentrations of accounts receivable with significant customers:

Customer	As of September 30, 2013	As of December 31, 2012
A	20%	24%
B	16%	6%
C	15%	20%

Inventory

Inventory is valued at the lower of cost or market value. Product-related inventories are primarily maintained using the First-In First-Out method.

Prepaid Giveaways

Prepaid giveaways represent non-inventory sample items, which are given away to aid in promotion of the brand.

Prepaid Sponsorship Fees

Prepaid sponsorship fees represents fees paid in connection with future advertising to be received.

Property and Equipment

Property and equipment are stated at cost and depreciated to their estimated residual value over their estimated useful lives. When assets are retired or otherwise disposed of, the assets and related accumulated depreciation are relieved from the accounts and the resulting gains or losses are included in operating income in the Consolidated Statements of Operations. Repairs and maintenance costs are expensed as incurred. Depreciation is provided using the straight-line method for all property and equipment.

MusclePharm Corporation and Subsidiary
Notes to Consolidated Financial Statements
(September 30, 2013)
(Unaudited)

Website Development Costs

Costs incurred in the planning stage of a website are expensed, while costs incurred in the development stage are capitalized and amortized over the estimated useful life of the asset.

Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances, such as service discontinuance or technological obsolescence, indicate that the carrying amount of the long-lived asset may not be recoverable. When such events occur, the Company compares the carrying amount of the asset to the undiscounted expected future cash flows related to the asset. If the comparison indicates that impairment is present, the amount of the impairment is calculated as the difference between the excess of the carrying amount over the fair value of the asset. If a readily determinable market price does not exist, fair value is estimated using discounted expected cash flows attributable to the asset. During the nine months ended September 30, 2013 and 2012, the Company recorded no impairment expense.

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
The following are the hierarchical levels of inputs to measure fair value:

⋅	Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
⋅
Level 2: Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

⋅
Level 3: Unobservable inputs reflecting the Company’s assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  The following are the major categories of assets and liabilities measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012, using quoted prices in active markets for identical liabilities (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	As of September 30, 2013	As of December 31, 2012
Assets
Debt securities (Level 2)	$925,574	$-
Derivative instruments – Biozone warrants (Level 2)	1,692,351	-
	2,617,925	-

Liabilities
Derivative liabilities (Level 2)	$1,895,085	$-

The Company’s financial instruments consisted primarily of marketable securities, accounts receivable, notes receivable, accounts payable and accrued liabilities, and debt. The Company’s debt approximates fair value based upon current borrowing rates available to the Company for debt with similar maturities. The carrying amounts of the Company’s financial instruments generally approximated their fair values as of September 30, 2013 and December 31, 2012, respectively, due to the short-term nature of these instruments.

MusclePharm Corporation and Subsidiary
Notes to Consolidated Financial Statements
(September 30, 2013)
(Unaudited)

Due to the thinly traded nature of the underlying stock of the debt securities and derivative instrument above, the Company has classified them as Level 2 inputs, and has employed a lattice pricing model for valuation purposes.  Refer to Notes 5 and 6 for further details of the valuation.

Debt Securities

The Company classifies its investment securities as either held-to-maturity, available-for-sale or trading. The Company’s debt securities are classified as available-for-sale and are carried at fair value, with the unrealized gains and losses reported in shareholders’ equity under accumulated other comprehensive income (loss). See Note 5 for further discussion of the Company’s debt securities.

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

The Company records sales allowances and discounts as a direct reduction of sales.

Sales for the three and nine months ended September 30, 2013 and 2012 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Sales	$31,080,225	$20,627,691	$84,519,744	$58,799,563

Discounts	(5,736,257)	(2,053,965)	(11,134,551)	(8,235,817)

Sales - Net	$25,343,968	$18,573,726	$73,385,193	$50,563,746

The Company has an informal seven day right of return for products. There were nominal returns for the three and nine months ended September 30, 2013 and 2012.

For the nine months ended September 30, 2013 and 2012, the Company had the following concentrations of revenues with significant customers:

	Nine Months Ended September 30,
Customer	2013	2012
A	28%	39%
B	9%	8%
C	5%	10%

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

MusclePharm Corporation and Subsidiary
Notes to Consolidated Financial Statements
(September 30, 2013)
(Unaudited)

Cost of Sales

Cost of sales represents costs directly related to the production, manufacturing and freight of the Company’s products.

Shipping and Handling

Prior to March 1, 2013 MusclePharm used a manufacturer from Tennessee to ship directly to our customers. After that date, MusclePharm took control of the shipping and began shipping products from a previously leased, 152,000 square foot distribution center in Franklin, Tennessee.

Prior to June 30, 2013, our products were transported from our manufacturer to the MusclePharm distribution center, but title did not pass from the manufacturer until loaded on the truck for shipment to the customer.  As a result, MusclePharm did not take title to our products.

On July 1, 2013, the Company terminated a distribution agreement dated November 17, 2010 with one of our key product manufacturers in which the manufacturer received and fulfilled customer sales orders for a majority of our products. In connection with the termination of the agreement, the Company took control of customer order fulfillment through our Franklin, Tennessee warehouse. The facility is operated with the Company’s equipment and employees.

The Company also uses a manufacturer in New York for the manufacture of one of the Company’s products. These orders are typically large and heavy and are drop shipped directly to our customers at the time of order. Costs associated with these shipments are recorded in cost of sales.

For Canadian sales, the product is shipped from our Canadian warehouse to our customers. Costs associated with the shipments are recorded in cost of sales.

Advertising and Promotion Expenses

Advertising and promotion expenses include digital and print advertising, trade show events, athletic endorsements and sponsorships, and promotional giveaways.  Advertising expenses are recognized in the month that the advertising appears while costs associated with trade show events are expensed when the event occurs.  Costs related to promotional giveaways are expensed when the product is either given out at a promotional event or shipped to the customer.

A significant amount of the Company’s promotional expenses results from payments under endorsement and sponsorship contracts.  Accounting treatment for endorsement and sponsorship payments is based upon specific contract provisions.  Generally, endorsement payments are expensed straight-line over the term of the contract after giving recognition to periodic performance compliance provisions of the contract.  Prepayments made under the contracts are included in either current or long-term prepaid expenses depending on the period to which the prepayment applies.

Some of the contracts provide for contingent payments to endorsers or athletes based upon specific achievement in their sports (e.g. winning a championship).  The Company records expense for these payments when the endorser achieves the specific achievement.

Advertising and promotion expense for the three and nine months ended September 30, 2013 and 2012 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Advertising	$4,043,064	$2,599,691	$9,635,642	$6,576,531

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

MusclePharm Corporation and Subsidiary
Notes to Consolidated Financial Statements
(September 30, 2013)
(Unaudited)

Accounts payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the Company’s trade payables as well as amounts estimated by management for future liability payments that relate to the current accounting period. Management reviews these estimates periodically to determine their reasonableness and fair presentation.

Debt

The Company defines short term debt as any debt payment due less than one year from the date of the financial statements. Long term debt is defined as any debt payment due more than one year from the date of the financial statements. Refer to Note 7 for further disclosure of debt liabilities.

Derivative Instruments

Fair value accounting requires bifurcation of embedded derivative instruments such as conversion features in equity instruments and warrants granted, and measurement of their fair value. In determining the appropriate fair value, the Company uses Black-Scholes or lattice option-valuation models. In assessing the convertible equity instruments, management determines if the convertible equity instrument is conventional convertible equity and further if the beneficial conversion feature requires separate measurement.

Once derivative instruments are determined, they are adjusted to reflect fair value at the end of each reporting period. Any increase or decrease in the fair value is recorded in results of operations as an adjustment to fair value of derivatives. In addition, the fair value of freestanding derivative instruments such as warrants, are also valued using a Black-Scholes or lattice option-pricing model. Once a derivative liability ceases to exist any remaining fair value is reclassified to additional paid-in capital if redeemed or through earnings if forfeited or expired.

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

MusclePharm Corporation and Subsidiary
Notes to Consolidated Financial Statements
(September 30, 2013)
(Unaudited)

The Company uses an “if converted” method to determine whether there is a dilutive effect of outstanding option and warrant contracts. For the three months and nine months ended September 30, 2013 and 2012 the Company reflected net loss and a dilutive net loss, respectively, and the effect of considering any common stock equivalents would have been anti-dilutive for these periods. Therefore, separate computation of diluted earnings (loss) per share is not presented.

The Company has the following common stock equivalents for the nine months ended September 30, 2013 and 2012, respectively:

	Nine Months Ended September 30,
	2013	2012
Stock options (exercise price - $425/share)	472	1,847
Warrants (exercise price $4 – $1,275/share)	288,089	4,990
Convertible debt (exercise price $17/share)	-	2,471
Total common stock equivalents	288,561	9,308

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

Note 3: Property and Equipment

Property and equipment consisted of the following at September 30, 2013 and December 31, 2012:

	As of September 30, 2013	As of December 31, 2012	Estimated Useful Life
Furniture, fixtures and gym equipment	$1,666,922	$1,323,998	From 36 to 60 months
Leasehold improvements	752,968	563,204	From 20 to 66 months
Vehicles	391,365	100,584	5 years
Displays	32,057	32,057	5 years
Website	11,462	11,462	3 years
Total	2,854,774	2,031,305
Less: Accumulated depreciation and amortization	(1,185,830)	(674,941)
	$1,668,944	$1,356,364

MusclePharm Corporation and Subsidiary
Notes to Consolidated Financial Statements
(September 30, 2013)
(Unaudited)

Note 4: Inventory

On July 1, 2013, the Company terminated a Distribution Agreement dated November 17, 2010 with one of our key product manufacturers in which the manufacturer received and fulfilled customer sales orders for a majority of our products as more fully discussed in the “Shipping and Handling” section of Note 2 above. In connection with the termination of the agreement, we purchased an aggregate $4,664,421 of product inventory, and the Company took over control of customer order fulfillment through our Franklin, Tennessee warehouse.

Inventory consisted of the following at September 30, 2013 and December 31, 2012:

	As of September 30, 2013	As of December 31, 2012
Product Inventory	9,633,164	257,975

The Company reserves for obsolete and slow moving inventory based on the age of the product as determined by the expiration date.  Products within one year of their expiration dates are considered for reserve purposes.  Historically, we have had minimal returns, and any damaged packaging is sent back to the manufacturer for replacement.  The Company has determined that an inventory reserve was immaterial as of September 30, 2013.

Note 5: Debt Securities

On August 26, 2013, the Company purchased, for an aggregate $2,000,000, a secured convertible promissory note from Biozone Pharmaceuticals, Inc.  (“Biozone”) (OTC:BZNE) that matures one year from the date of issuance, and certain derivative instruments (Note 6), the value of which was recorded as a discount to the note to be accreted over the note’s term. In addition, a change of control put option was identified but is not recorded as a derivative because the value was determined to be deminimus. The promissory note bears interest at a rate of 10% per annum, is convertible at any time prior to the maturity date into 10,000,000 shares of Biozone common stock at the conversion rate of $0.20 per share, and contains certain put and call features. The Company’s ability to convert into Biozone Common Stock is restricted by a beneficial ownership limitation of 4.99% of the number of the common stock outstanding after giving effect to the issuance of  common stock issuable upon conversion. This conversion limit can be changed by the Company upon at least 60 days’ notice.

The Company has classified this note as a Level 2 available-for-sale security and has engaged an independent third party firm to value the note and its embedded conversion features each reporting period.  Changes in the reported value of the note will be included as a component of other comprehensive income.  The note had a fair value on the purchase date of $1,955,462, which was purchased at a $44,538 premium.  The premium has been netted against the discount of $1,248,292 attributable to the derivative instrument and will be accreted to interest income over the stated maturity of the note.  The debt security is recorded at fair value net of any recorded discount not yet accreted.  As of September 30, 2013, the portion of the discount not yet accreted was $1,132,863.

The following table summarizes the Company’s marketable securities activity for the nine months ended September 30, 2013:

Convertible Note
FV of debt security on 8/26/13	$1,955,462
Premium on purchase date	44,538
Discount for value of derivative instrument	(1,248,292)
Accretion of net discount	115,428
Unrealized gain in OCI	58,438
Balance – September 30, 2013	$925,574

See Note 15(c) for subsequent event related to this debt security.

Note 6: Derivative Instrument

In conjunction with the purchase of the convertible promissory note discussed in Note 5, the Company received a callable warrant to purchase up to 10,000,000 shares of Biozone at an exercise price of $0.40 with an expiration date of 10 years from the date of issuance. The initial value of the warrant was $1,248,292 and was recorded as a discount against the note. The Company’s ability to exercise the warrant is limited by a beneficial ownership limitation of 4.99% of the number of the common shares outstanding in Biozone after giving effect to the exercise of the warrant.

MusclePharm Corporation and Subsidiary
Notes to Consolidated Financial Statements
(September 30, 2013)
(Unaudited)

The Company has classified the warrant as Level 2 inputs, and engaged an independent third party firm to value the warrant. The warrant was valued using a binomial lattice pricing model where the option value is calculated using a backward induction process.

This model considers price volatility, time, and dilutive effect of exercising. The pricing model assumes a volatility of 70% at the dates of purchase and period end.

The following table summarizes the Company’s derivative asset activity for the nine months ended September 30, 2013:

Balance – December 31, 2012	$-
Purchases	1,248,292
Sales	-
Realized gain (loss)	-
Unrealized gain (loss)	444,059
Balance – September 30, 2013	$1,692,351

Note 7: Debt

At September 30, 2013 and December 31, 2012, debt consists of the following:

	As of September 30, 2013	As of December 31, 2012

Auto loan - secured	$5,856	15,380

Unsecured debt	64,600	4,452,183
Less: debt discount	-	-
Unsecured debt - net	64,600	4,452,183

Total debt	70,456	4,467,563

Less: current portion	(70,456)	(4,463,040)

Long term debt	$-	$4,523

Debt in default of $64,600 at September 30, 2013 and December 31, 2012 is included as a component of short-term debt.

Future annual principal payments for the above debt are as follows:

Years Ending December 31,
2013 (3 months)	$66,967
2014	3,489
Total annual principal payments	$70,456

Convertible Debt – Secured - Derivative Liabilities

During the year ended December 31, 2012, the Company issued convertible debt totaling $519,950. The convertible debt includes the following terms:

MusclePharm Corporation and Subsidiary
Notes to Consolidated Financial Statements
(September 30, 2013)
(Unaudited)

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
		$519,950

The debt holders are entitled, at their option, to convert all or part of the principal and accrued interest into shares of the Company’s common stock at the conversion prices and terms discussed above. The Company classifies embedded conversion features in these notes as a derivative liability due to management’s assessment that the Company may not have sufficient authorized number of shares of common stock required to net-share settle or due to the existence of a ratchet due to an anti-dilution provision. See Note 8 regarding accounting for derivative liabilities.

(A) Unsecured Debt

Unsecured debt consisted of the following activity and terms:

Balance - December 31, 2012	$4,452,183
Repayments	(4,387,583)
Balance – September 30, 2013	$64,600

(B) Vehicle Loan

Vehicle loan debt consisted of the following activity and terms:

		Interest Rate	Maturity
Balance - December 31, 2012	$15,380	6.99%	26 payments of $1,008
Repayments	(9,524)
Balance – September 30, 2013	$5,856

 (C) Debt Issue Costs

During the nine months ended September 30, 2013 and September 30, 2012, the Company paid debt issue costs totaling $0 and  $166,950, respectively.

For the year ended December 31, 2012, the Company issued 22,633 warrants as cost associated with a debt raise. The initial derivative liability value of $427,759 was recorded as debt issue costs and derivative liability.

The following is a summary of the Company’s debt issue costs for the nine months ended September 30, 2013 and year ended December 31, 2012 as follows:

	2013	2012
Debt issue costs	$335,433	$851,923
Accumulated amortization of debt issue costs	(335,433)	(516,490)
Debt issue costs – net	$-	$335,433

During the nine months ended September 30, 2013 and 2012, the Company amortized $335,433 and $286,523, respectively, in debt issue costs.

MusclePharm Corporation and Subsidiary
Notes to Consolidated Financial Statements
(September 30, 2013)
(Unaudited)

Note 8: Derivative Liabilities

The Company identified conversion features embedded within consulting agreements and Series D Preferred Stock issued in 2013. The Company has determined that the features associated with the embedded conversion option should be accounted for at fair value as a derivative liability as the Company could not determine if a sufficient number of shares would be available to settle all transactions.

The fair value of the conversion feature is summarized as follows:

Derivative liability - December 31, 2012	$-
Fair value at the commitment date for equity instruments	8,175,459
Fair value at the commitment date for warrants issued	96,913
Fair value mark to market adjustment for equity instruments	5,408,089
Fair value mark to market adjustment for warrants	58,453
Conversion instruments exercised or settled	(11,843,829)
Derivative liability – September 30, 2013	$1,895,085

The Company recorded the day 1 value of derivative contracts associated with the Series D preferred stock issuance against gross proceeds raised, and expensed immediately the remaining value of the derivative as it exceeded the gross proceeds of the offering. The Company recorded a derivative expense of $96,913 and $4,409,214 for the nine months ended September 30, 2013 and 2012, respectively.

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions:

	Commitment Date	Re-measurement Date
Expected dividends	0%	0%
Expected volatility	118% - 123%	72%
Expected term:	1 year	1 year
Risk free interest rate	0.14% - 0.15%	0.10%

Note 9: Restricted Stock

In November 2012, the Company granted our former Executive Vice President and Co-Chairman, Mr. John H. Bluher, 70,589 restricted stock units through a restricted stock unit agreement. Each restricted stock unit represents a contingent right to receive one share of the Company’s common stock upon vesting. The value of this award at the grant date was $245,400 and will be amortized over the vesting periods such that each tranche of restricted stock units will be fully amortized at the date of vesting. The restricted stock units vest in one tranche of 23,529 on January 1, 2013 and two tranches of 23,530 shares on January 1, 2014 and December 1, 2014. As of September 30, 2013, 23,529 restricted stock units have vested and the unamortized portion of this award is $102,418. See Note 15(A) for further discussion on Mr. Bluher’s rights to receive restricted stock pursuant to his separation agreement.

In November 2012, the Company granted the Chief Financial Officer, Mr. L. Gary Davis, 58,824 restricted stock units through a restricted stock unit agreement. Each restricted stock unit represents a contingent right to receive one share of the Company’s common stock upon vesting. The value of this award at the grant date was $204,500 and will be amortized over the vesting periods such that each tranche of restricted stock units will be fully amortized at the date of vesting. The restricted stock units vest in three tranches of 19,608 shares each on January 1, 2013 and 2014, and December 1, 2014. As of September 30, 2013, 19,608 restricted stock units have vested and the unamortized portion of this award is $85,348.

In June 2013, the Company approved a restricted stock award to certain key employees, officers and directors for 1,550,000 cumulative shares. The awarded shares were issued upon the award’s approval with ownership rights to be conveyed upon vesting. The value of this award at the grant date was $17,065,500. Of these shares, the Company estimates that 1,500,200 shares will fully vest for a total value of $16,517,202. This amount will be amortized over the vesting periods such that each tranche’s estimated shares of restricted stock will be fully amortized at the dates of vesting. The Company will periodically review this estimate for reasonableness and make adjustments as appropriate. The award vests in two tranches with 17% vesting December 31, 2013 and the remaining 83% vesting December 31, 2015 with the exception of certain executives under employment agreements that terminate prior to December 31, 2015. These awards will be amortized over the remaining term of their employment agreements. As of September 30, 2013, zero shares have vested, 2,500 shares have been returned and the unamortized portion of this award is $15,066,634.

MusclePharm Corporation and Subsidiary
Notes to Consolidated Financial Statements
(September 30, 2013)
(Unaudited)

Total compensation expense for these awards recognized during the nine months ended September 30, 2013 was $1,588,068 and is included in General and Administrative expenses.

Note 10: Stockholders’ Equity

The Company has three and four separate series of authorized preferred stock at September 30, 2013 and December 31, 2012, respectively:

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

(A) Series A Convertible Preferred Stock

This class of stock has the following provisions:

⋅	Non-voting,
⋅	No rights to dividends,
⋅	No liquidation value, and
⋅	Convertible into 200 shares of common stock.

(B) Series B Preferred Stock (Related Parties)

In August 2011, the Company issued an aggregate of 51 shares of Series B Preferred Stock to two of its officers. The Company accounted for the share issuance at par value as there was no future economic value that could be associated with the issuance. In September 2013, the outstanding 51 shares of Series B Preferred Stock were returned to the Company and retired. Pursuant to the certificate of designation, these shares were added back to general preferred stock pool upon their surrender and are not available for reissuance as Series B Preferred Stock without a new designation.

This class of stock has the following provisions:

•	Voting rights entitling the holders to an aggregate 51% voting control,
•	No rights to dividends,
•	Stated value of $0.001 per share,
•	Liquidation rights entitle the receipt of net assets on a pro-rata basis with the holders of our common stock, and
•	Non-convertible.

(C) Series C Convertible Preferred Stock

In October 2011, the Company issued 190 shares of Series C Convertible Preferred Stock, having a fair value of $190,000. Of the total shares issued, 100 shares were issued for $100,000 ($1,000 / share). The remaining 90 shares were issued for services rendered having a fair value of $90,000 ($1,000 / share), based upon the stated value per share. In March 2012, all 190 shares were converted into 22,353 shares of the Company’s common stock at a conversion price of $0.0085 per share and a loss of $614,984.

MusclePharm Corporation and Subsidiary
Notes to Consolidated Financial Statements
(September 30, 2013)
(Unaudited)

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

The shares of Series D have the following provisions:

•	Voting rights based on number of common shares of conversion option;
•	Initially no rights to dividends;
•	Liquidation rights entitle an amount equal to the stated value, plus any accrued and unpaid dividends; and
•	Convertible into 2 shares of common stock, subject to adjustment.

(E) Common Stock

During the nine months ended September 30, 2013, the Company issued the following common stock:

Transaction Type	Quantity (#)	Valuation ($)	Range of Value per Share ($)
Conversion of Series D preferred stock to common stock	2,712,000	11,688,642	2.80 – 7.54
Cash and warrants	1,191,332	10,559,332	8.26 – 10.50
Executive/Board of Director compensation	71,664	302,379	3.48 – 6.00
Stock issued for services and to settle liabilities	2,162,511	19,796,250	4.02 – 12.99
Total	6,137,507	42,346,603	2.80 – 12.99

The fair value of all stock issuances above is based upon either the quoted closing trading price on the date of issuance, the value of derivative instrument at the date of conversion, contract value where the fair value was stated by the contract, or net proceeds from capital raised after giving effect to the cost of capital raised.

(F) Stock Options

The Company applied fair value accounting for all shares based payments awards. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-valuation model. The Black-Scholes assumptions used when the options were issued in the year ended December 31, 2010 are as follows:

MusclePharm Corporation and Subsidiary
Notes to Consolidated Financial Statements
(September 30, 2013)
(Unaudited)

Exercise price	$425
Expected dividends	0%
Expected volatility	74.8%
Risk fee interest rate	1.4%
Expected life of option	5 years
Expected forfeiture	0%

The following is a summary of the Company’s stock option activity:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance – December 31, 2012	1,847	$425.00	2.25 years	-
Granted	-
Exercised	-
Forfeited/Cancelled	(1,375)	$425.00
Balance – September 30, 2013 – outstanding	472	$425.00	1.50 years	-
Balance – September 30, 2013 – exercisable	472	$425.00	1.50 years	-
Outstanding options held by related parties – 2013	-
Exercisable options held by related parties – 2013	-

(G) Stock Warrants

All warrants issued during the nine months ended September 30, 2013 were accounted for as derivative liabilities. See Note 8.

During the nine months ended September 30, 2013, the Company entered into convertible equity agreements. As part of these agreements, the Company issued warrants to convert 1,500,000 shares of Series D preferred stock into 3,000,000 shares of common stock.

A summary of warrant activity for the Company for the nine months ended September 30, 2013 is as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding – December 31, 2012	89	$1,275
Granted	3,040,000	4.09
Exercised/settled	(2,752,000)	4.09
Balance as September 30, 2013	288,089	$4.39

Warrants Outstanding				Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Intrinsic Value
$4 - $1,275	288,089	1.00	$4.39	288,089	$4.39	1,726,845

(H) Treasury Stock

During the nine months ended September 30, 2013, the Company repurchased 18,825 shares of its common stock for the total sum of $260,000 as part of a settlement. Of this amount, $103,537 or $5.50 per share was considered repurchase of securities and $156,463 was recorded as a loss on settlement. The Company records the value of its common stock held in treasury at cost. The Company has not cancelled or retired these shares, and they remain available for reissuance. The Company has a stock repurchase plan in place but has suspended it indefinitely.

MusclePharm Corporation and Subsidiary
Notes to Consolidated Financial Statements
(September 30, 2013)
(Unaudited)

(I) Consulting Agreement

On July 19, 2012, the Company entered into consulting agreements with two outside consulting firms to provide services related to the capital restructuring of the Company.  These agreements were subsequently amended in March of 2013and again in April of the same year. During the three and nine month period ended September 30, 2013, the Company recognized expense related to the GRQ and Melechdavid agreements of $423,261 and $7,015,076, respectively which are classified under Professional and R&D fees in the Consolidated Statement of Operations.  The Company’s obligations under the GRQ and Melechdavid agreements were completely satisfied as of July 12, 2013 and the agreements have not been renewed or extended.

Note 11: Commitments, Contingencies and Other Matters

(A) Operating Lease

The Company has various non-cancelable leases with terms expiring through 2017.

Future minimum annual lease payments for the above leases are approximately as follows:

Years Ending December 31,
2013 (3 months)	$130,987
2014	569,618
2015	391,069
2016	79,860
2017	19,965
Total minimum lease payments	$1,191,499

Rent expense for the nine months ended September 30, 2013 and 2012, was $446,943 and $231,560, respectively.

(B) Capital Leases

In August 2013, Company entered into a lease agreement for the lease of certain equipment to be used by the Company. The agreement stipulates 36 monthly payments of $410.24 and provides for an automatic transfer of ownership at lease end. The interest rate implicit in this lease is 9.5%.

MusclePharm Corporation and Subsidiary
Notes to Consolidated Financial Statements
(September 30, 2013)
(Unaudited)

As of September 30, 2013 and December 31, 2012, the Company had an outstanding balance on capital leases of $11,440, and $0, respectively. Future minimum lease payments are as follows:

Years Ending December 31,
2013 (3 months)	$1,231
2014	4,923
2015	4,923
2016	3,282
Total minimum lease payments	$14,359

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

As of September 30, 2013, the Company was a party defendant in the following legal proceedings, each of which the Company: (a) believes is without merit; and (b) intends to defend vigorously:

⋅
The Tawnsaura Group, LLC v MusclePharm Corporation, Case No: 8:12-cv-01476-JVS-RNB in the United States District Court for the Central District of California.   Date instituted: September 12, 2012. Plaintiff alleges patent infringement for MusclePharm's use of Citrulline Malate in its products.  To date, Plaintiff has filed against over 70 different manufacturers of dietary supplements and sports nutrition products. MusclePharm is part of a joint defense group and believes this case is without merit due to the existence of prior art. The Company reached a settlement with the Tawnsaura Group effective October 1, 2013 for $5,000. This settlement is included in General and administrative expenses in the Consolidated Statement of Operations.

•
William Bossung and Bishop Equity Partners LLC v. MusclePharm Corporation, Clark County, Nevada District Court. Date instituted: January 17, 2012. Plaintiff alleges that additional monetary payments are due in respect of a settlement for outstanding warrants. The Company reached a settlement with William Bossung and Bishop Equity Partners LLC effective September 30, 2013 for 25,000 shares of fully vested restricted shares of MusclePharm Common Stock. The full value of the settlement of $255,500 is included in General and administrative expense in the Consolidated Statement of Operations.

⋅
Nageen Dehesh v MusclePharm Corporation, Case No: SC120793 in the Superior Court of the State of California, County of Los Angeles West District. Date instituted:  May 30, 2012.  Plaintiff alleges she is owed payment for introducing MusclePharm to investors and/or raising capital. Plaintiff is not a licensed broker dealer and there was no agreement between the parties.

In July 2013 Harcol sent written correspondence to MusclePharm alleging infringement of a certain patent by MusclePharm and was contemplating legal action against the Company. MusclePharm denies any infringement of the patent in question, and in an effort to avoid the risk and expense of litigation, reached a settlement with Harcol effective October 1, 2013. The settlement provided for a payment of $65,000 in exchange for an exclusive, perpetual, irrevocable, fully-paid up, royalty free license under the patent in question. The payment of $65,000 is included as a component of General and Administrative expenses in the Consolidated Statement of Operations.

(D) Payroll Taxes

As of September 30, 2013, accounts payable and accrued expenses included $78,081 pertaining to accrued payroll taxes. The taxes represent employee withholdings that have yet to be remitted to the taxing agencies.

(E) Product Liability

As a manufacturer of nutritional supplements and other consumer products that are ingested by consumers, the Company may be subject to various product liability claims. Although we have not had any material claims to date, it is possible that current and future product liability claims could have a material adverse effect on our business or financial condition, results of operations or cash flows. The Company currently maintains product liability insurance with a deductible/retention of $10,000 per claim with an aggregate cap on retained loss of $5,000,000. At September 30, 2013, the Company had not recorded any accruals for product liability claims.

MusclePharm Corporation and Subsidiary
Notes to Consolidated Financial Statements
(September 30, 2013)
(Unaudited)

(F) Other Liabilities and Regulatory Matters

Subsequent to December 31, 2012, the Company determined that it may have potential liabilities related to the filing of certain informational returns required by governmental authorities. Management has developed a plan to address these matters and does not currently expect a significant adverse impact on its financial position or results of operations.

(G) W-2 Correction

In 2012, the Company issued three executives stock as part of their performance based compensation. This compensation was not included in their 2012 earnings and the Company is now preparing to correct this matter by issuing revised Form W-2 earnings statements to each of these executives related to the 2012 stock compensation. No determination can be made as to the impact this will have on the Company, but is believed to be immaterial.

(H) SEC Investigation

The Company, following requests for information received by MusclePharm from the Denver Regional Office of the Securities and Exchange Commission (the “Staff”), is reviewing its reports for the 2010 and 2011 fiscal years, which were included in financial statements issued for the 2010 and 2011 fiscal years. The Company and its auditors for the fiscal years 2010 and 2011 have voluntarily provided information to the Staff and are cooperating with Staff requests. The principal areas of the Company’s internal review relate to internal controls, disclosures of related party transactions, settlements of claims including share issuances, executive compensation, and disclosure of perquisites. The Company was recently informed that the Staff has issued a formal order of investigation of the Company. There can be no assurance that these are the only subject matters of concern, what the nature or amounts in question will be, or that these are the only periods under review.

Note 12: Defined Contribution Plan

The Company established a 401(k) Plan (the “401(k) Plan”) for eligible employees of the Company. Generally, all employees of the Company who are at least twenty-one years of age and who have completed one year of entry service are eligible to participate in the 401(k) Plan. The 401(k) Plan is a defined contribution plan that provides that participants may make voluntary salary deferral contributions, on a pretax basis, of up to $17,500 for 2013 (subject to make-up contributions) in the form of voluntary payroll deductions. The Company may make discretionary contributions. During the nine months ended September 30, 2013 and 2012 the Company’s matching contribution was $44,940 and $34,313, respectively.

Note 13: Related Party Transactions

The Chief Executive Officer of one of our major customers is the brother of our President of Sales and Marketing. Our Chief Financial Officer also indirectly owns 1.75% of the Chief Executive Officer’s equity interest in such customer. We do not offer preferential pricing of our products to this customer based on these relationships.

On August 26, 2013, we entered into a Securities Purchase Agreement with BioZone Pharmaceuticals, Inc. (“Biozone”) pursuant to which we bought (i) $2,000,000 of a 10% secured convertible promissory notes (the “Note”) and (ii) a warrant to purchase 10,000,000 shares of the Seller’s common stock, at an exercise price of $0.40 per share, for an aggregate purchase price of $2,000,000. Dr. Phillip Frost, a significant investor in the Company and a member of its scientific advisory board, is the Chairman and CEO of OPKO Health, Inc. (“OPKO”), and is the trustee of Frost Gamma Investments Trust (“Frost Gamma”). Each of Dr. Frost, OPKO, and Frost Gamma are significant shareholders in Biozone.

Note 14: Endorsement Agreement

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

MusclePharm Corporation and Subsidiary
Notes to Consolidated Financial Statements
(September 30, 2013)
(Unaudited)

As part of this agreement, the Company is obligated to make minimum royalty payments until sales meet certain pre-determined thresholds at which time the Company will pay a percentage of net sales of the Arnold product line. For the three months and nine month’s ended September 30, 2013, the company recognized $3,680,504 in net sales of the Arnold product line, which did not meet the minimum sales threshold for royalty payments. For the three and nine month’s ended September 30, 2013, the Company recognized $365,591 of expense for minimum royalties under the agreement. Payments for minimum royalty payments are included as a component of Advertising and promotion expense in the Consolidated Statement of Operations. Future payments in excess of the minimum royalty will be recorded as a component of Cost of Goods Sold.

In connection with this agreement, the Company also issued Marine MP, LLC 780,000 fully vested restricted shares of common stock. As of September 30, 2013, the amount of unamortized stock compensation expense related to this agreement was $8,018,400. The current and non-current portions of this unamortized stock compensation is included as a component of Prepaid Stock Compensation in the Consolidated Balance Sheet.

Note 15: Subsequent Events

(A) Board of Directors and Corporate Officer Changes

On October 16, 2013, the Company hired Sydney Rollock as our Chief Marketing Officer. There is no family relationship between Mr. Rollock and any of our other officers and directors. There are no understandings or arrangements between Mr. Rollock and any other person pursuant to which Mr. Rollock was selected as an officer.

On October 17, 2013, Mr. John H. Bluher resigned his position as Executive Vice President of the Company. Mr. Bluher will continue to serve on the Company’s Board of Directors until December 31, 2013.

Simultaneously with Mr. Bluher’s resignation as an employee of the Company, Mr. Bluher and the Company entered into a Separation and Release of Claims Agreement pursuant to which Mr. Bluher ended his employment with the Company. Pursuant to the Release Agreement, Mr. Bluher shall receive (i) all unpaid base salary plus unused vacation time, (ii) $150,000, (iii) reimbursement for group health insurance for 12 months, and (iv) all unvested restricted stock units owned by Mr. Bluher pursuant to a previously executed RSU Agreement and previously executed Restricted Stock Agreements (as both are defined the Release Agreement) in exchange for releasing and discharging the Company and its affiliates and subsidiaries from any and all claims of any kind arising out of, or related to, his employment and separation from employment with the Company.

Mr. Bluher’s resignation was not as a result of any disagreements with the Company’s operations, policies or practices.

(B) Related Party Transactions

On October 16, 2013, the Company entered into an office lease agreement with Frost Real Estate Holdings, LLC, a Florida limited liability company owned by Dr. Phillip Frost. Pursuant to the lease, the Company will rent 1,437 square feet of office space in Florida for an initial term of three years, with an option to renew for an additional three year term. Total lease commitments under the initial term of the lease are $142,923.

(C) Note Conversion

On October 24, 2013, the Company converted $1,000,000 of the convertible note (discussed in Note 5) into 5,000,000 shares of Biozone common stock. Additionally, Biozone repaid the remaining principal balance and approximately $32,000 in interest to the Company.

(D) Biozone Acquisition

On November 12, 2013 the Company’s newly formed wholly-owned subsidiary, Biozone Laboratories, Ltd., entered into an asset purchase agreement (“APA”) with BioZone Pharmacueticals, Inc., pursuant to which the company acquired all assets associated with QuSomes, Intense C Serum PM and EquaSomes drug delivery technology and the name “Biozone”. The closing of the purchase of the Seller’s assets is subject to certain conditions precedent including delivery of a fairness opinion to the Company and the Seller by their respective financial advisors, and the Seller’s shareholders’ approval of the transaction and is expected to occur prior to December 31, 2013.

(E) Security Purchases and Sales

On November 7, 2013, the Company purchased, from Fuse Science, Inc. (OTCBB:DROP) (“Fuse”): (i) a 10% senior secured convertible promissory note in the principal amount of $200,000 to mature 60 days after issuance, and (ii) warrants to purchase 6,666,000 shares of Fuse common stock at an exercise price of $0.06 per share.

In November, the Company sold an aggregate of 1,000,000 shares of common stock in Biozone Laboratories, Ltd. for gross proceeds $1,500,000.

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

Business Overview

We develop, market and sell athlete-focused, high-quality nutritional supplements primarily to specialty resellers. Our products have been formulated to enhance active fitness regimens, including muscle building, weight loss and maintaining general fitness. Our nutritional supplements are available for purchase in over 10,000 U.S. retail outlets, including Costco, Dick’s Sporting Goods, GNC, Vitamin Shoppe, and Vitamin World. We also sell our products to over 100 online channels, including bodybuilding.com, amazon.com, gnc.com and vitacost.com. Internationally, our nutritional supplements are currently sold in over 110 countries, and we expect that international sales will be a significant part of our sales for the foreseeable future.

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

Results of Operations

For the Three Months Ended September 30, 2013 and 2012 (unaudited):

	Three Months Ended September 30,
	2013	2012

Sales - gross	$31,080,225	$20,627,691
Discounts and sales allowances	(5,736,257)	(2,053,965)
Sales - net	25,343,968	18,573,726
Cost of sales	17,937,768	14,507,761
Gross profit	7,406,200	4,065,965
Operating expenses	12,278,980	7,876,778
Loss from operations	(4,872,780)	(3,810,813)
Other income (expense)	926,944	(2,263,224)
Net (Loss) Income	$(3,945,836)	$(6,074,037)
Net (loss) income per share - basic and diluted	$(0.47)	$(3.21)
Weighted average number of common shares outstanding during the period – basic and diluted	8,475,084	1,894,202

Sales - gross

Gross sales increased approximately $10.5 million or 51% to $31,080,000 for the three months ended September 30, 2013, compared to $20,628,000 for the three months ended September 30, 2012. The increase in sales was a result of the Company hiring experienced sales managers, penetrating new markets, developing new product lines and hiring strategic planning individuals to measure the efforts of marketing our product brand.  The Company has added new distribution channels and products in an effort to expand our customer base.  Since inception, the Company has focused on an aggressive marketing plan to penetrate the market domestically and internationally. As such, significant promotional expenditures have been made to increase product sales through adding new customers and expanding our product line.

In this quarter the Company entered into an Endorsement Licensing and Co-Branding agreement by and between Arnold Schwarzenegger, Marine MP, LLC, and Fitness Publications, Inc.  Under the terms of the agreement Mr. Arnold Schwarzenegger will endorse the Company’s products and a special Arnold Schwarzenegger product line, which will be marketed under Mr. Schwarzenegger’s name and likeness.  The product line was launched this quarter and accounted for approximately $3.7 million of gross sales.  We believe we will continue to build on the strong sales realized in third quarter, and that the Arnold product line will account for a larger portion of our gross sales going forward.  As part of the agreement, the Company must make minimum royalty payments until sales meet certain pre-determined thresholds at which time the Company will pay a percentage of net sales of the Arnold product line.  Payments for minimum royalty payments are included as a component of Advertising and Promotion in the Consolidated Statement of Operations.  Future payments in excess of the minimum royalty will be recorded as a component of Cost of Goods Sold.

We have also realized continued growth in our FitMiss product line, which was launched in second quarter.  The momentum is beginning to show increasing sales for this new product line, and accounted for approximately $982,000 of gross sales.  The Company believes it has a good position for market share with a women’s line of products.  The Company is also considering other new products. Overall as a direct result of our aggressive marketing plan, our products are currently being offered in more retail stores, both domestically and internationally, receiving better shelf placement, and receiving recognized awards compared to the prior period.

At the 2013 Bodybuilding.com Supplement Awards, we received seven Awards of Excellence; (i) the “Recovery Supplement of the Year” award and “Amino Supplement of the Year” award for our Amino 1 products, (ii) the “Best Packaging of the Year” award,  (iii) the “Men’s Support Supplement of the Year” award for our Battle Fuel XT product, (iv) the “Glutamine Supplement of the Year” award for our Glutamine product, (v) the “RTD Supplement of the Year” award for our MuscleGel product, (vi) and “Clothing Brand of the Year” for our MusclePharm Sportswear products, and MusclePharm remains the product of choice for the Ultimate Fighting Championship, UFC.

Discounts and sales allowances

Discounts and sales allowances for the three months ended September 30, 2013 increased to approximately $5,736,000 or 18.5% of gross sales as compared to $2,054,000 or 10.0% of gross sales for the three months ended September 30, 2012. This increase in discounts and allowances is primarily related to our campaign to close out and sell the remainder of our old Assault™ products due to the launch of our new pre-workout Assault™ formulation during the quarter.  This Assault™ campaign resulted in additional discounts and sales allowances of approximately $1,880,000, which represents 32.8% of the total discounts for the quarter.

Sales - net

Net sales increased approximately $6.8 million or 36% to $25,344,000 for the three months ended September 30, 2013, compared to $18,574,000 for the three months ended September 30, 2012.  A significant growth area for the Company was nutritional product sales in international markets. International sales are included in the results of operations and increased approximately $1.7 million or 28% to $7,891,000 for the three months ended September 30, 2013, compared to $6,165,000 for the three months ended September 30, 2012.

Gross Profit

Gross profit increased approximately $3.3 million or 82% to $7,406,000 for the three months ended September 30, 2013, compared to $4,066,000 for the three months ended September 30, 2012. The gross profit percentage increased to approximately 29% of net sales during the three months ended September 30, 2013, from 22% for the three months ended September 30, 2012. This increase was primarily due to new product pricing from our Tennessee manufacturer, taking over our own order fulfillment effective July 1, 2013, and the reduction of shipping costs.  As discussed in Note 2 of the financial statements, the Company is handling its own shipping and has decreased the cost to ship product to the customer thereby increasing gross profit.  Shipping expense for the three months ended September 30, 2013 was 2.4% of net sales down from 3.3% of net sales for the three months ended September 30, 2012.

We have experienced a decrease in cost of goods sold as a result of improved product pricing.  For the three months ended September 30, 2013 the cost of goods as a percentage to sales was 58% compared to the three months ended September 30, 2012 of 70%.  We expect to focus on streamlining our operations and seek operating efficiencies in order to further improve our gross profit percentage.

Operating Expenses

Operating expenses for the three months ended September 30, 2013, increased to approximately $12,279,000, compared to approximately $7,877,000 for the three months ended September 30, 2012 a 56% increase.  Part of the reason for this increase in Operating expenses were non-cash expenses totaling $4,241,339 as summarized in the table below.

Three months ended September 30,	2013
Professional fee stock compensation amortization	$2,039,322
Depreciation expense	178,316
Non-cash legal settlement expense	260,000
Legal fee accrual	250,000
Employee & director restricted stock amortization	1,513,701
$4,241,339

The 51% increase in sales necessitated increases in our operating expenses and included $1,443,000 in the area of advertising and promotions used to promote brand and product awareness.  We expect as we continue to promote our brand and products, these areas and levels of promotion will hold steady or increase relative to overall efforts to increase product awareness and sales.

Another area of increase is salaries and benefit expenses of $2,615,000.  Our 51% increase in sales necessitated increases in staffing in sales, finance and operations to help support the Company’s growth.

The $4.4 million increase in operating expenses including the significant items listed above were partially offset by the decrease of $452,000 in professional fees.

The following table provides an overview of expense categories and percentage of net revenue:

	Three Months Ended September 30,
	2013	% of Revenue	2012	% of Revenue
Advertising expense	$4,043,064	15.95%	$2,599,691	14.00%
General and administrative expense	1,936,610	7.64%	1,141,435	6.15%
Professional & R&D expense	2,429,361	9.59%	2,881,235	15.51%
Salary and wage expense	3,869,945	15.27%	1,254,417	6.75%
Total operating expenses	$12,278,980	48.45%	$7,876,778	42.41%

Loss from Operations

The net loss from operations for the three months ended September 30, 2013, was approximately $4,873,000, compared to a net loss from operations of approximately $3,811,000 for the three months ended September 30, 2012.

Other Income (Expenses)

Other income was $927,000 for the three months ended September 30, 2013, compared to net expense of $2,263,000 for the three months ended September 30, 2012. Refer to Note 8 for further detail of costs related to derivative agreements.

	Three Months Ended September 30,
	2013	2012
Derivative expense	$-	$(1,922,763)
Change in fair value of derivative liabilities	$305,421	$4,403,875
Gain (loss) on settlement of accounts payable and debt	$67,489	$(1,510,613)
Gain on marketable securities	$444,059	$-
Accretion of note discount	$115,429	$-
Interest expense	$(1,302)	$(3,265,053)
Other (expense) income	$(4,152)	$31,330
Total other income (expense)	$926,944	$(2,263,224)

Net Loss

For the foregoing reasons, we had a net loss of approximately $3,946,000 for the three months ended September 30, 2013, compared to net loss of approximately $6,074,000 for the three months ended September 30, 2012.

Inflation did not have a material impact on our operations for the period. Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on our results of operations.

For the Nine Months Ended September 30, 2013 and 2012 (unaudited):

	Nine Months Ended
	September 30,
	2013	2012

Sales - gross	$84,519,744	$58,799,563
Discounts and sales allowances	(11,134,551)	(8,235,818)
Sales - net	73,385,193	50,563,746
Cost of sales	49,900,891	40,345,528
Gross profit	23,484,302	10,218,218
Operating expenses	31,819,494	16,420,665
Loss from operations	(8,335,192)	(6,202,447)
Other income (expenses) - net	(5,394,435)	(9,724,979)
Net Loss	$(13,729,627)	$(15,927,426)
Net loss per share - basic and diluted	$(2.07)	$(9.62)
Weighted average number of common shares outstanding during the period – basic and diluted	6,626,125	1,656,218

Sales - gross

Gross sales increased approximately $25.7 million or 44% to $84,520,000 for the nine months ended September 30, 2013, compared to $58,800,000 for the nine months ended September 30, 2012. The increase in sales was due primarily to increased awareness of our product brand, combined with hiring additional sales and marketing staff, and adding new products in an effort to expand our customer base. Since inception, we have focused on an aggressive marketing plan to penetrate the market. As such, significant promotional expenditures have been made to increase product sales through adding new customers and expanding our product line.

During third quarter the Company entered into an Endorsement Licensing and Co-Branding agreement by and between Arnold Schwarzenegger, Marine MP, LLC, and Fitness Publications, Inc.  Under the terms of the agreement Mr. Arnold Schwarzenegger will endorse the Company’s products and a special Arnold Schwarzenegger product line, which will be marketed under Mr. Schwarzenegger’s name and likeness.  The product line was launched during third quarter and accounted for approximately $3.7 million gross sales.  We believe we will continue to build on the strong sales realized in third quarter, and that the Arnold product line will account for a larger portion of our gross sales going forward.  As part of the agreement, the Company must make minimum royalty payments until sales meet certain pre-determined thresholds at which time the Company will pay a percentage of net sales of the Arnold product line.  Payments for minimum royalty payments are included as a component of Advertising and Promotion in the Consolidated Statement of Operations.  Future payments in excess of the minimum royalty will be recorded as a component of Cost of Goods Sold.

We have also realized continued growth in our FitMiss product line, which was launched in second quarter.  The momentum is beginning to show increasing sales for this new product line, and accounted for $1,418,000 of gross sales.  The Company believes it has a good position for market share with a women’s line of products.  The Company is also considering other new products. Overall as a direct result of our aggressive marketing plan, our products are currently being offered in more retail stores, both domestically and internationally, receiving better shelf placement, and receiving recognized awards compared to the prior period.

At the 2013 Bodybuilding.com Supplement Awards, we received seven Awards of Excellence; (i) the “Recovery Supplement of the Year” award and “Amino Supplement of the Year” award for our Amino 1 products, (ii) the “Best Packaging of the Year” award,  (iii) the “Men’s Support Supplement of the Year” award for our Battle Fuel XT product, (iv) the “Glutamine Supplement of the Year” award for our Glutamine product, (v) the “RTD Supplement of the Year” award for our MuscleGel product, (vi) and “Clothing Brand of the Year” for our MusclePharm Sportswear products, and MusclePharm remains the product of choice for the Ultimate Fighting Championship, UFC.

Discounts and sales allowances

Discounts and sales allowances for the nine months ended September 30, 2013 decreased to approximately $11,135,000 or 13.2% of gross sales as compared to $8,234,000 or 14.0% of gross sales for the nine months ended September 30, 2012. This decrease in discounts and allowances is a result driven by continued efforts to place controls around discounting and greater efforts to define customer terms and allowances.

Sales - net

Net sales increased approximately $22,800,000 million or 45% to $73,385,000 for the nine months ended September 30, 2013, compared to $50,564,000 for the nine months ended September 30, 2012.  A significant growth area for the Company was nutritional product sales in international markets. International sales are included in the results of operations and increased approximately $8.4 million or 54% to $24,045,000 for the nine months ended September 30, 2013, compared to $15,620,000 for the nine months ended September 30, 2012.

Gross Profit

Gross profit increased approximately $13.3 million or 130% to $23,484,000 for the nine months ended September 30, 2013, compared to $10,218,000 for the nine months ended September 30, 2012. The gross profit percentage increased to approximately 32% of net sales during the nine months ended September 30, 2013, from 20% for the nine months ended September 30, 2012. This increase was primarily due to the reduction in discounts as a percentage of sales, new product pricing from our Tennessee manufacturer, taking over our own order fulfillment effective July 1, 2013, and the reduction of shipping costs.  As discussed in Note 2 of the financial statements, the Company is handling its own shipping and has decreased the cost to ship product to the customer thereby increasing gross profit.  Shipping expense for the nine months ended September 30, 2013 was 2.3% of net sales down from 3.3% of net sales for the nine months ended September 30, 2012.

For the nine months ended September 30, 2013 the discounts as a percentage of gross sales was 13.2% compared to the nine months ended September 30, 2012 of 14%. We have also experienced a decrease in cost of goods sold as a result of improved product pricing For the nine months ended September 30, 2013 the cost of goods as a percentage to sales was 59% compared to the nine months ended September 30, 2012 of 69%.  We expect to focus on streamlining our operations and seek operating efficiencies in order to further improve our gross profit percentage.

Operating Expenses

Operating expenses for the nine months ended September 30, 2013, increased to approximately $31,819,000, compared to approximately $16,421,000 for the nine months ended September 30, 2012, a 94% increase. Part of the reason for this increase in Operating expenses were non-cash expenses totaling $11,641,911 as summarized in the table below.

Nine months ended September 30,	2013
Professional fee stock compensation amortization	$8,938,834
Depreciation expense	511,699
Non-cash legal settlement expense	320,000
Legal fee accrual	250,000
Employee & director restricted stock amortization	1,621,378
$11,641,911

The 44% increase in sales necessitated increases in our operating expenses and included $3,059,000 in the area of advertising and promotions used to promote brand and product awareness.  We expect as we continue to promote our brand and products, these areas and levels of promotion will hold steady or increase relative to overall efforts to increase product awareness and sales.  As more fully described in Note 8 above, the Company recognized expense of $1,588,000 related to amortization of compensation expense for certain employee RSUs and RSA agreements.

Another area of increase is salaries and benefit expenses of $3,809,000.  Our 44% increase in sales necessitated increases in staffing in sales, finance and operations to help support the Company’s growth.  The remaining increase of $1,516,000 was due to other various operating expense increases necessitated by our 44% increase in year over year sales.  Included in the $1,516,000 is approximately $504,000 in settlement expenses related to various legal proceedings that the Company has been involved in during the first three quarters of 2013.

The following table provides an overview of expense categories and percentage of net revenue:

	Nine Months Ended September 30,
	2013	% of Revenue	2012	% of Revenue
Advertising expense	$9,635,642	13.13%	$6,576,531	13.01%
General and administrative expense	5,000,831	6.82%	3,146,029	6.22%
Professional & R&D expense	10,452,208	14.24%	3,776,033	7.47%
Salary and wage expense	6,730,813	9.17%	2,922,072	5.78%
Total operating expenses	$31,819,494	43.36%	$16,420,665	32.48%

Loss from Operations

Our net loss from operations for the nine months ended September 30, 2013, was approximately $8,335,000, compared to approximately $6,202,000 for the nine months ended September 30, 2012.

Other Income (Expenses)

Other expenses were approximately $5,394,000 for the nine months ended September 30, 2013, compared to approximately $9,725,000 for the nine months ended September 30, 2012. During the nine months ended September 30, 2013, the Company issued warrants to convert 1,500,000 shares of preferred stock into 3,000,000 shares of common stock.  Refer to Note 8 for further detail of costs related to derivative agreements.

	Nine Months Ended September 30,
	2013	2012
Derivative expense	$(96,913)	$(4,409,214)
Change in fair value of derivative liabilities	$(5,466,542)	$5,900,749
Gain (loss) on settlement of accounts payable and debt	$392,144	$(4,452,439)
Gain on marketable securities	$444,059	$-
Accretion of note discount	$115,429	$-
Interest expense	$(782,747)	$(6,812,255)
Other income	$135	$48,180
Total other expenses	$(5,394,435)	$(9,724,979)

Net Loss

For the foregoing reasons, we had a net loss of approximately $13,730,000 for the nine months ended September 30, 2013, compared to approximately $15,927,000 for the nine months ended September 30, 2012.

Inflation did not have a material impact on our operations for the period. Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on our results of operations.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at September 30, 2013, compared to December 31, 2012.

	September 30, 2013	December 31, 2012	Increase/Decrease
Current Assets	$34,407,715	$4,949,881	$29,457,834
Current Liabilities	$18,865,271	$16,520,456	$2,344,815
Working Capital (Deficit)	$15,542,444	$(11,570,575)	$27,113,019

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

On August 15, 2013, MusclePharm sold an aggregate of 238,096 shares of its common stock, $0.001 par value per share at a per share price of $10.50 in a private placement to certain accredited investors, for an aggregate purchase price of approximately $2,500,002 thereby providing working capital.

The common stock was sold pursuant to subscription agreements dated August 15, 2013 between the Company and the Purchasers. The Subscription Agreements contained customary terms regarding, among other things, representations and warranties and indemnification.

At September 30, 2013, we had cash of $5,683,656 and working capital of approximately $15,542,000 compared to cash of $0 and a working capital deficit of approximately $11,571,000 at December 31, 2012. The working capital increase of approximately $27,113,000 was primarily due to a net increase in cash of $5,684,000, an increase in accounts receivable of $7,609,000, an increase in inventory of $9,375,000, an increase in prepaid stock compensation of $3,324,000, an increase in debt securities of $926,000, an increase in derivative instruments of $1,692,000, a net increase in other current assets of $636,000, which was offset by an increase in current liabilities of $2,345,000.

Cash used in operating activities was $8,045,389 for the nine months ended September 30, 2013, as compared to cash provided by operating activities of $286,825 for the nine months ended September 30, 2012. The increase in cash used in operating activities of approximately $8.3 million for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012, was primarily due to an increase in accounts receivable and prepaid expenses of approximately $9.5 million, an increase in inventory of approximately $9.2 million,   a decrease in loss on settlement expense of approximately $3.7 million, an increase in the change in fair value of derivative assets of approximately $0.4 million, and a decrease in deferred revenue of approximately $0.9 million offset by a decrease in net loss of approximately $2.2 million, an increase in depreciation of approximately $0.2 million, an increase in amortization and accretion of approximately $3.0 million, decrease in derivative expense and change in fair value of derivatives of approximately $6.6 million and an increase in accounts payable and accrued liabilities of approximately $3.0 million.

Cash used in investing activities increased to $2,928,195 from $934,823 for the nine months ended September 30, 2013 and 2012, due to increased spending on marketable securities, notes, and other assets offset by slightly lower spending on fixed assets. Future investments in property and equipment, as well as further development of our Internet presence will largely depend on available capital resources.

Cash flows provided by financing activities were $16,664,190 for the nine months ended September 30, 2013, compared to $615,548 for the nine months ended September 30, 2012. The approximately $16 million increase was due primarily to the net increase of approximately $19.5 million net proceeds from equity offerings, a decrease of approximately $0.4 million in the repurchase of common stock and a decrease of approximately $0.2 million in debt issue and a decrease of approximately $0.8 million in repayment of debt offset by a decrease of approximately $4.8 million in proceeds from issuance of debt.

Cash Flows From Financing Activities:	Nine Months Ended September 30,
	2013	2012

Proceeds from issuance of debt	$-	$4,823,950
Repayment of debt	(4,397,107)	(5,241,234)
Debt issuance costs	-	(166,950)
Repurchase of common stock	(103,537)	(460,978)
Proceeds from issuance of common stock and warrants	10,827,501	1,660,760
Proceeds from issuance of preferred stock	12,000,000	-
Stock issuance costs	(1,662,667)	-
Net Cash Provided By Financing Activities	$16,664,190	$615,548

Off-Balance Sheet Arrangements

Other than the operating leases, as of September 30, 2013, we did not have any off-balance sheet arrangements. We are obligated under an operating lease for the rental of office space. Future minimum rental commitments with a remaining term in excess of one year as of September 30, 2013 are as follows:

Years Ending December 31,

2013 (3 months)	$130,987
2014	569,618
2015	391,069
2016	79,860
2017	19,965
Total minimum lease payments	$1,191,499

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

We have an informal seven day right to return products. There were nominal returns during the nine month periods ended September 30, 2013 and 2012.

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

Derivative Assets and Liabilities

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company has not, during the nine months ended September 30, 2013, issued securities in addition to what is (i) reported in a Current Report on Form 8-K, or (ii) disclosed in the “Liquidity and Capital Resources” section herein.

 Item 3. Defaults Upon Senior Securities.

There were no defaults upon senior securities during the nine months ended September 30, 2013.

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

MUSCLEPHARM CORPORATION

Date: November 14, 2013	By:	/s/ Brad J. Pyatt
Name: Brad J. Pyatt
Title: Chief Executive Officer and President
(Principal Executive Officer)

Date: November 14, 2013	By:	/s/ L. Gary Davis
Name: L. Gary Davis
Title: Chief Financial Officer, Treasurer (Principal Financial Officer)
(Principal Accounting Officer)

