Form 10-Q/A
period 2013-09-30
MusclePharm Corp
filed 2013-11-15
CIK 1415684

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

Explanatory Note

The sole purpose of this Amendment No. 1 (this “Amendment”) to MusclePharm Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013, filed with the Securities and Exchange Commission on November 14, 2013 (the “Form 10-Q”), is to correct a typographical error in Note 15 of the Consolidated Financial Statements.  Specifically, Note 15, Subsection (E) was changed to indicate that in November, the Company sold an aggregate of 5,000,000 shares of common stock in Biozone Laboratories, instead of the previously disclosed 1,000,000 shares.

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

In November, the Company sold an aggregate of 5,000,000 shares of common stock in Biozone Laboratories, Ltd. for gross proceeds $1,500,000.

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

Our wide-range variety of nutritional supplements, include Assault, Combat Powder®, MusclePharm Musclegel®, MusclePharm Shred Matrix®, and Re-Con®. These products are comprised of amino acids, herbs, and proteins tested by our scientists for the overall health of athletes. We developed these nutritional supplements to enhance the effects of workouts, repair muscles, and nourish the body for optimal physical fitness.

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

MUSCLEPHARM CORPORATION

Date: November 15, 2013	By:	/s/ Brad J. Pyatt
Name: Brad J. Pyatt
Title: Chief Executive Officer and President
(Principal Executive Officer)

Date: November 15, 2013	By:	/s/ L. Gary Davis
Name: L. Gary Davis
Title: Chief Financial Officer, Treasurer (Principal Financial Officer)
(Principal Accounting Officer)

