Form 10-Q/A
period 2013-06-30
MusclePharm Corp
filed 2014-01-13
CIK 1415684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2013

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Explanatory Note

The sole purpose of this Amendment No. 1 (this “Amendment”) to MusclePharm Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, filed with the Securities and Exchange Commission on August 14, 2013 (the “Form 10-Q”), is to correct an error in the calculation of sales concentration by customer for the six months Ended June 30, 2012 in Note 2 of the Consolidated Financial Statements. Specifically, Note 2, Subsection “Revenue Recognition” was revised to indicate that the percent of sales for the three largest customers for the three and six months ended June 30, 2013 was as follows:

	Three Months Ended June 30,
Customer	2013	2012
A	25%	33%
B	11%	8%
C	6%	1%

	Six Months Ended June 30,
Customer	2013	2012
A	29%	40%
B	11%	11%
C	6%	17%

The previously disclosed calculation for the three largest customers for the six months ended June 30, 2013 was 31%, 12%, and 6%, respectively. While customers A and B remained the same for the three months and six months ended basis, customer C changed for the three months ended June 30, 2012. The calculations are based on gross customer sales as a percent of gross sales for the applicable period.

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

For the three and six months ended June 30, 2013 and 2012, the Company had the following concentrations of revenues with significant customers:

	Three Months Ended June 30,
Customer	2013	2012
A	25%	33%
B	11%	8%
C	6%	1%

	Six Months Ended June 30,
Customer	2013	2012
A	29%	40%
B	11%	11%
C	6%	17%

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

This class of stock has the following provisions:

⋅	Voting rights entitling the holders to an aggregate 51% voting control,
•	No rights to dividends,
•	Stated value of $0.001 per share,
•	Liquidation rights entitle the receipt of net assets on a pro-rata basis with the holders of our common stock; and
•	Non-convertible.

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

⋅
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

⋅
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

MUSCLEPHARM CORPORATION

Date: January 10, 2014	By:	/s/ Brad J. Pyatt
Name: Brad J. Pyatt
Title: Chief Executive Officer and President
(Principal Executive Officer)

Date: January 10, 2014	By:	/s/ L. Gary Davis
Name: L. Gary Davis
Title: Chief Financial Officer, Treasurer (Principal Financial Officer) (Principal Accounting Officer)

