Form 10-Q/A
period 2013-09-30
MusclePharm Corp
filed 2014-01-13
CIK 1415684

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

Explanatory Note

The sole purpose of this Amendment No. 2 (this “Amendment”) to MusclePharm Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013, filed with the Securities and Exchange Commission on November 14, 2013 and subsequently amended on November 15, 2013 (the “Form 10-Q”) is to correct an error in the calculation of sales concentration by customer for the nine months ended in Note 2 of the Consolidated Financial Statements. Specifically, Note 2, Subsection “Revenue Recognition” was changed to indicate that the percent of sales for the three largest customers for the three and nine months ended September 30, 2013 were as follows:

	Three Months Ended September 30,
Customer	2013	2012
A	32%	37%
B	10%	8%
C	9%	7%

	Nine Months Ended September 30,
Customer	2013	2012
A	30%	39%
B	11%	8%
C	7%	10%

The previously disclosed calculation of the three largest customers for the nine months ended was 28%, 9%, and 5%, respectively.  The calculations are based on gross customer sales as a percent of gross sales for the applicable period.

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

For the three and nine months ended September 30, 2013 and 2012, the Company had the following concentrations of revenues with significant customers:

	Three Months Ended September 30,
Customer	2013	2012
A	32%	37%
B	10%	8%
C	9%	7%

	Nine Months Ended September 30,
Customer	2013	2012
A	30%	39%
B	11%	8%
C	7%	10%

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

