Form 10-K
period 2013-12-31
MusclePharm Corp
filed 2014-03-31
CIK 1415684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year ended December 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)    Yes  ☐     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated file, an accelerated file, a non-accelerated filer, or a smaller reporting company. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Aggregate market value of the voting common stock held by non-affiliates of the registrant at June 30, 2013: $54,522,921

Number of shares of the registrant’s common stock outstanding at March 28, 2014: 10,349,912

DOCUMENTS INCORPORATED BY REFERENCE:

None.

MusclePharm Corporation

Form 10-K

For the Year Ended December 31, 2013

Forward-Looking Statements

Certain statements contained in this report on Form 10-K are not statements of historical fact and constitute forward-looking statements within the meaning of the various provisions of the Securities Act of 1933, as amended, (the “Securities Act”) and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including, without limitation, the statements specifically identified as forward-looking statements within this report. Many of these statements contain risk factors as well. In addition, certain statements in our future filings with the SEC, in press releases, and in oral and written statements made by or with our approval which are not statements of historical fact constitute forward-looking statements within the meaning of the Securities Act and the Exchange Act. Examples of forward-looking statements, include, but are not limited to: (i) projections of capital expenditures, revenues, income or loss, earnings or loss per share, capital structure, and other financial items, (ii) statements of our plans and objectives of our management or Board of Directors including those relating to planned development of future products, (iii) statements of future economic performance and (iv) statements of assumptions underlying such statements. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “may,” “will” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Important factors that could cause actual results to differ materially from the forward looking statements. include, but are not limited to:

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

PART I

Item 1. Business

General

MusclePharm Corporation is a scientifically driven, performance lifestyle company that develops, manufactures, markets and distributes branded nutritional supplements. We offer a complete range of powders, capsules, tablets and gels.  Our portfolio of recognized brands, including MusclePharm® Hybrid and Core Series, Arnold Schwarzenegger Series™, and FitMiss® are marketed and sold in more than 110 countries and available in over 35,000 retail outlets globally. These clinically proven, scientific nutritional supplements are developed through a six-stage research process that utilizes the expertise of leading nutritional scientists, doctors and universities.

Our principal executive offices are located at 4721 Ironton Street, Building A, Denver, Colorado 80239 and our telephone number is (303) 396-6100. We were incorporated in the State of Nevada in 2006. As used in this annual report on Form 10-K, the terms the “Company”, “we”, “our”, “MusclePharm”, or “MP” refer to MusclePharm Corporation and its predecessors, subsidiaries and affiliates, unless the context indicates otherwise. Our Internet address is www.musclepharm.com. On our MusclePharm corporate web site, located at www.musclepharmcorp.com, we post the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission: our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as amended. All such filings on our MusclePharm corporate web site are available free of charge. Also available on the MusclePharm Corporate web site are the charters of the committees of our board of directors, as well as our corporate governance guidelines and code of ethics; copies of any of these documents will be provided in print to any shareholder who submits a request in writing to MusclePharm Investor Relations, 4721 Ironton Street, Building A, Denver, CO, 80239.

Recent Developments

Common Stock Repurchase Plan

In December 2013 the Company repurchased 120,000 shares of its common stock for an aggregate purchase price of approximately $934,000 as part of a stock repurchase plan approved by the Company’s Board of Directors on December 10, 2013 allowing for the repurchase of up to $5,000,000 worth of shares of outstanding common stock over the course of twelve months, which will be held in our treasury.

Internal Controls

With our rapid rate of growth, we also recognize the need to improve internal financial controls. An internal auditor was recently hired and now reports directly to the Board of Directors and the Audit Committee Chair. All areas of internal controls, from the sales cycle to cash management, have been reviewed internally and we believe we are in the process of being strengthened. In March 2014, we also formed a disclosure committee comprised of certain officers and directors appointed by the Chief Executive Officer for the purpose of assuring the Company’s disclosures are accurate, complete, and made on a timely basis.

Investments

On August 26, 2013, the Company entered into a Securities Purchase Agreement with BioZone Pharmaceuticals, Inc. (“BioZone”) pursuant to which the Company bought (i) $2,000,000 of a 10% secured convertible promissory note due one year from the date of issuance and (ii) a warrant to purchase 10,000,000 shares of the BioZone’s common stock, at an exercise price of $0.40 per share, for $2,000,000. On October 24, 2013, the Company converted principal in the amount of $1,000,000 into 5,000,000 shares of Biozone’s common stock and was repaid the remaining principal of $1,000,000 and accrued interest of $32,877 to satisfy the remaining debt. On November 25, 2013, the Company entered into a Stock Purchase Agreement with certain accredited investors (the “Purchasers”) pursuant to which the Company sold warrants to purchase 10,000,000 shares of BioZone common stock to the Purchasers for an aggregate purchase price of $1,250,000. In November, the Company sold an aggregate of 5,000,000 shares of common stock in Biozone for gross proceeds $1,500,000.

On November 7, 2013, the Company purchased, from Fuse Science, Inc. (OTCBB:DROP) (“Fuse”): (i) a 10% senior secured convertible promissory note in the principal amount of $200,000 to mature 60 days after issuance, and (ii) warrants to purchase 6,666,000 shares of Fuse common stock at an exercise price of $0.06 per share. On December 11, 2013, the Company purchased (i) an additional 10% senior secured convertible promissory note in the principal amount of $75,000 to mature to mature 60 days after issuance, and (ii) warrants to purchase 2,499,750 shares of Fuse common stock at an exercise price of $.06 per share.

Series B Preferred

On September 18, 2013, the holders of the Company’s Series B Preferred Stock (i) voluntarily waived all of their rights as holders of the Series B Preferred Stock (including, without limitation, voting control of the Company), and (ii) agreed to cancel all of their shares of the Company’s Series B Preferred Stock.

Biozone Purchase

On January 2, 2014, we and our newly formed Nevada subsidiary, BioZone Laboratories Inc. (“Biozone Labs”) consummated the acquisition of substantially all of the assets of BioZone Pharmaceuticals, Inc. (“BioZone”) and its subsidiaries, BioZone Laboratories, Inc., and Bakers Cummins Corporation (collectively, the “Seller”). At closing, Biozone Labs acquired substantially all of the operating assets of the Seller, including all assets associated with QuSomes, HyperSorb and EquaSomes drug delivery technologies and the name “Biozone”, “Biozone Laboratories” and similar names and domain names (and excluding certain assets including cash on hand). The closing was subject to certain conditions precedent including delivery of a fairness opinion to us by our financial advisor, which we obtained prior to closing.

The purchase price of this acquisition was 1.2 million shares of our common stock, par value $0.001 per share, of which 600,000 shares were placed into escrow for a period of 9 months to cover indemnification obligations and which shares are also subject to repurchase from the escrow for $10.00 per share in cash during the 9 month escrow period. The remaining 600,000 non-escrowed shares were issued to Biozone upon closing and are subject to a lockup agreement which permit private sales (subject to the lockup and certain leak out provisions).

Products

We employ a master brand strategy driven by science, customer experience, and innovation. We market our branded products in multiple performance and active-lifestyle channels that reach athletes of all demographics. Our goal is to serve the needs of all types of athletes, while fueling the engine of sport for all ages and genders. MusclePharm’s product lines are designed primarily for specific athletic use and athletes' needs. A large percentage of our products are for active lifestyle purposes as well. We place considerable emphasis on high-quality ingredients, innovation, and science. Our portfolio of brands target every type of fitness enthusiast, from football, combat sports, weight training, bodybuilding, runners, basketball and soccer, to cross fit, golf, tennis, volleyball, outdoor activities, and athletic and recreational enthusiasts.

MusclePharm Hybrid and Core Series – Scientifically-advanced, performance-driven supplements that cover all bases for athletes and their workout needs. This line of innovative, University-tested products help fuel athletes safely by increasing strength, endurance, hydration, recovery, and overall athletic performance. MP Hybrid Series products like Assault, Amino1 and Combat Protein Powder contain ingredients that deliver clinically-proven performance. MP Core products, such as BCAA 3:1:2, CLA Core and Fish Oil, balance the essentials to meet the day-in and day-out demands of athletes.

Arnold Schwarzenegger Series – Physique supplements tailored for the fitness and bodybuilding enthusiasts. They are comprised of physique-enhancing ingredients like protein gainers, muscle builders, multivitamins, and nitric oxide boosters. Arnold Schwarzenegger worked side-by-side with MusclePharm’s scientific team to create a line of high-quality nutritional supplements that not only carry his iconic name, but represent his lifelong commitment to fitness and bodybuilding as well.

FitMiss® – Designed and formulated specifically for the active woman’s lifestyle utilizing clinically proven ingredients that covers the range of busy women's needs including weight loss, multi-vitamins, protein shakes, detox, skin care, and pre-workout energy mixes.

MusclePharm Apparel - As of March 28, 2014, this portion of our business has been licensed to Worldwide Apparel, LLC as part of a license agreement. Our goal with this agreement is to partner with a specialist in the apparel industry allowing us to focus on our core business of nutritional supplements.

Our wholly owned subsidiary, Biozone Labs, as a result of the recently completed acquisition of substantially all of the assets of Biozone and its subsidiaries, develops, manufactures, and distributes over-the-counter drugs and preparations, cosmetics, and nutritional supplements.

Our wholly owned subsidiary, Canada MusclePharm Enterprises Corp. (“MusclePharm Canada”), markets and distributes MusclePharm products to Canadian markets.

Sales and Marketing

The Company believes providing superior customer experience with knowledgeable salespersons and digital media tools that can convey the value of the Company’s products greatly enhances its ability to attract and retain customers. We strive to innovate as we continue to enhance our ability to serve the athlete, inspire the consumer, educate the customer and expand the market place.

Our sales force consists of dedicated sales professionals who are assigned to major accounts, classes of trade and/or geographic territories.  These sales professionals work directly with retailers and distributors to increase their knowledge of our products, consumers, and specific nutritional supplement benefits. They also solicit orders for our products, design customized programs, maximize our distribution, optimize our shelf presence, develop effective merchandising, and create promotions that drive consumer traffic.  In addition, we compliment our direct sales team with strategic brokers to represent our products in certain accounts and classes of trade.

MusclePharm is an aggressive growth company with a portfolio of brands that we believe fuels growth across all categories and geographies. We ended 2013 with $110.9 million in net sales, up 65%, with a 2-year 150% compound annual growth rate (“CAGR”). Today we compete in the global $20 billion sports nutrition market experiencing a 10% CAGR.

The MusclePharm brands are marketed across all major retail distribution channels including, on-line, specialty and Food, Drug, Mass (FDM), which includes club stores.

Specialty Market: This is comprised of brick-and-mortar sales and e-commerce. We use distributors, as well as selling direct to larger customers. We will continue to grow this portion of our business by offering continued line extensions, as well as leveraging our retailers to grow new customer acquisitions within their channels.

International: We intend to focus on growing our international presence by continuing to offer new products, as well as improving the supply cycles and opening new distribution centers in select regions of the world to improve both tariff fees, as well as shipping time.

FDM (Food, Drug, Mass): This is a new sales channel that we intend to also grow by expanding the distribution platform for our current line of brands and products. In 2013, this sales channel represented approximately 7% of our business and in 2014 we anticipate FDM will represent 15% of our business.

Below is a table of net sales by our major distribution channel:

	Years Ended December 31,
Distribution Channel	2013	2012
Specialty	$68,605,407	$46,881,155
International	34,112,847	20,174,060
FDM	8,159,337	-
Total	$110,877,591	$67,055,215

We market our products using a mix of trade and consumer promotions; strategic partnerships, athlete endorsements, television, digital and social media, print media, product sampling, promotional events, and consumer education efforts.  Our advertising and marketing expenditures, excluding promotional incentives reflected as reductions in net sales or increases in cost of goods sold, were $15.5 million and $8.4 million, respectively, for fiscal 2013 and 2012.

We believe along with our innovative products, providing superior brand customer experience drives our success. With that aim, we believe that we have built one of the industry's strongest social media communities that, all brands combined, boasts over 1.8 million followers and continues to grow. Through our social media and websites we provide educational programs, daily workouts, and training advice that create high-level brand interaction with our customers and key influencers that educate customers about the benefits of our innovative and beneficial nutritional supplement products.    Our web sites, including musclepharm.com, Arnold.com, fitmiss.com, and mpssi.com also provide additional educational information to consumers, customers and healthcare professionals.

Sponsorships and endorsements with athletes, celebrities and sporting organizations are key components of our marketing strategy. We believe that brand influencer partners such as Ultimate Fighting Championship (UFC)—which reaches more than 820 million households globally—along with Arnold Schwarzenegger, football star Colin Kaepernick and USA Wrestling help boost brand credibility by exposing our brand to millions of potential customers.

Product Research, Development, and Quality Control

Science, product research and innovation is a continued emphasis for our scientifically advanced nutritional supplements that help service the athlete’s needs and strive to produce products that help athletes at every level achieve their performance and athletic goals. We believe our research and development efforts are key factors in past and future brand success. Customers' belief in the science behind our products is critical.  Continued innovation in both delivery techniques and ingredients, new product line extensions for existing products, as well a new product offerings are important to the nutritional supplement industry in order to create new market opportunities, meet consumer demand and strengthen consumer relationships. We maintain an extensive research library and consult with a variety of key opinion leaders and experts to identify new research and development projects offering health and wellness benefits.  To support our research and development efforts, we maintain a staff of scientific and technical personnel, invest in formulation, processing and packaging development, perform product quality and stability studies, invest in product efficacy and safety studies, and conduct consumer market research to sample consumer opinions on product concepts, product design, packaging, advertising and marketing campaigns.  For research and development initiatives, we conduct research and development in our own state-of-the-art facility and with third parties.

Our quality control team follows detailed and comprehensive supplier selection and certification processes, validation of raw material verification processes, analytical testing and process audits, and other quality control procedures.  The quality management systems also include a professionally equipped and staffed laboratory enabling finished goods testing for compliance to our specifications.  Our products are also subject to extensive shelf life stability testing. We also use outside laboratories to routinely evaluate our internal testing processes and to supplement our internal testing procedures and capabilities.

MP's comprehensive lines of clinically-proven supplements are developed through a six-stage research process that utilizes the expertise of leading nutritional scientists, doctors and universities and ensures that every necessary step is done properly and at a high level to ensure quality and safety for our customers.

Stage 1: The Athletes Vision

We believe that the motivating force driving the MusclePharm business is our executive management team and their passion and commitment for sport. Our company is not only comprised of talented business people, but many individuals who are athletes and avid health and fitness enthusiasts that live the same active lifestyle just like our target customers. As athletes, scientists and workout enthusiasts, we envision new products by considering how they need to work and how they affect athletes’ bodies and wellbeing. We at MusclePharm strive to utilize the drive, knowledge, and focus that marked our experiences in the sports world, and channel our experiences into building a business that benefits everyone who shares our passion for sport and belief for a healthy and active lifestyle.

Stage 2: Formulation Process

In addition to MusclePharm’s own staff of doctors and scientists who specialize in biomechanics, chemistry, exercise physiology, and related fields, we also utilize research committees and advisory boards comprised of doctors, athletes, sports nutritionists, coaches and other experts. These advisory teams consult with us and review concepts for product improvement as well as compliance with international safety regulations that create MusclePharm’s proprietary combinations and ingredient ratios which form the backbone of our award-winning supplements.

Stage 3: MP Sports Science Institute

MusclePharm is committed to science and sport being equal in our product development. We believe real-world applications are essential. The MP Sports Science Institute in Denver is a state-of-the-art, 30,000 square-foot training and performance facility—the only professional facility in the world to use the Omega Wave, DEXA and Keiser performance equipment to gather cutting-edge feedback about our formulations. In addition, in our clinic we can perform bone scans, blood work, ultrasound to determine body composition, and muscle and fat evaluations. We offer a range of kidney, liver, and cortisol tests. In addition, we can measure choice reaction time, and so much more. Everything we learn helps our team improve our products and allow MusclePharm to continue to be an innovator in the industry. As our doctors and researchers formulate, they perfect the products by turning to our network of professional athletes, coaches and trainers for feedback through product sampling.  MusclePharm scientists study how the products effect athletes in the following ways: during high-intensity interval training, aerobic and anaerobic power, repeated sprint ability, training volume, strength levels, body composition, and cognitive function. Active athlete testing allows us to fine tune dosages, ensure proper ingredient combinations, and implement consumer safety measures.

Stage 4: University Research Programs

MP has a multi-year partnerships with multiple universities including the University of North Carolina, University of Auburn and the University of Tampa. These world-renowned research universities test our products for safety, efficacy, performance and validation, giving breath to an unprecedented level of teamwork. MP also collaborates with the (ISSN) International Society of Sports Nutrition to establish educational grants, which will further test MusclePharm products using multiple avenues of research, both university and private, to focus on their safety, efficacy, and performance benefits.

Stage 5: Quality Assurance

Attention to quality assurance, personal health and safety are integral to making our products what we believe to be one-of-a-kind and far superior to the competition. We "qualify" ingredients, suppliers and facilities by performing site assessments and conducting on-going performance and process reviews. Dedicated quality teams regularly audit and assess manufacturing facilities against Good Manufacturing Practices to ensure our compliance with all MusclePharm, regulatory and certification standards and requirements. To ensure overall consistency, our Quality Assurance team adheres to strict written procedures. From the raw ingredient stage to finished product, we monitor and perform quality control checks. Before distributing our products, all MusclePharm products are placed under quarantine to test for environmental contaminants, and ultimately verify that the finished product meets label claims. Once a product has successfully passed Quality Assurance testing and conforms to specifications for identity, purity, strength and composition, we then test it via a third-party analytics firm for added label claim verification. Multi-level practices are part of our product development process to ensure athletes and our consumers receive the most scientifically-innovative and safe supplements on the market. Post-distribution, we have standard operating procedures in place for investigating and documenting any adverse events or product quality complaint since customer safety is our number one priority.

Stage 6: Banned Substance Certifications

We are a sport-driven company, dedicated to providing athletes around the world with not only what we believe to be the most innovative nutritional products, but also the safest ones for sport.  MusclePharm is committed to the process of having all of our products certified to be banned-substance-free before they are available to our athletes and consumers. We stand behind our quality by taking the extra step of engaging one of the world's most capable, industry-leading and independent labs, HFL® Sports Science. They validate our quality processes and conduct banned-substance testing on every branded MusclePharm product. As a quality assurance testing group, they state that nutritional supplements and/or ingredients registered in their Informed Choice program have been tested for banned substances by their world class sports anti-doping lab. HFL Sport Science works with more than 100 sports authorities globally, and is the testing agency for the World Anti-Doping Agency (WADA) Prohibited List along with testing lists from organizations like the National Football League, National Collegiate Athlete Association and Major League Baseball. HFL testing methods are accredited, meeting the ISO 17025 standard of supplements and ingredients testing.

 Manufacturing

Currently, all of our products are produced through third party manufacturers. The majority of our products are manufactured in powder and capsule manufacturing facilities located in Tennessee, New York, Texas and California. We have our main distribution center in Tennessee, and we are in the process of establishing a second distribution center in California.  All of our manufacturing and distribution facilities are designed and operated to meet the current Good Manufacturing Practices (“GMPs”) as promulgated by the US FDA in 21 CFR.

We participate in banned substance testing for all of our products and batches with Informed Choice. We also complete third party analytical testing on all products.

 Our manufacturing process generally consists of the following operations: (i) qualifying ingredients for products, (ii) testing of all raw ingredients, (iii) measuring ingredients for inclusion in such products, (iv) granulating, blending and grinding ingredients into a mixture with a homogeneous consistency, (v) encapsulating or filling the blended mixture into the appropriate dosage form using either automatic or semiautomatic equipment, and (vi) testing finished products prior to distribution.

We maintain and operate a system that is integrated with distribution, warehousing and quality control, which provides real-time lot and quality tracking of raw materials, work in progress and finished goods.  We also have a strategic working relationship with multiple contract manufacturers along with integrating our own manufacturing facility that was recently acquired in California.

We employ a purchasing staff that works with marketing, product development and quality control personnel to develop our products.  We seek to mitigate out of stocks through our relationships with our principal suppliers, including dual sourcing of all products.

Our Growth Strategy

Our primary growth strategy is to:

•	Drive innovation, serve the needs of all athletes and fuel the engine of sport through new products and brand extension;

•	Increase our product distribution and sales through increased market penetrations both domestically and internationally;

•	Increase our margins by focusing on streamlining our operations and seeking operating efficiencies in all areas of our operations;

•	Continue to conduct additional testing of the safety and efficacy of our products and formulate new products; and

•	Increase awareness of our products by increasing our marketing and branding opportunities through endorsements, sponsorships and brand extensions.

Industry Overview

According to the “Nutrition Business Journal,” the market for Sports Nutrition & Weight Loss Market in the United States was estimated to be approximately $31 billion in 2013 (the most recent year for which data is available).  The market is comprised of Nutrition Bars at 12%, Sports & Energy Drinks at 56%, Sports Nutrition Supplements at 15%, Weight-Loss Meal Replacements at 11% and Weight-Loss Pill-Form Supplements at 6%. We believe that the market has reached its present size due to a number of factors, including:

•	Increased interest in health and wellness as consumers increasingly embrace healthy lifestyles and more proactively manage their individual health needs;

•	Increased awareness of the health benefits of dietary supplements, especially as reports and medical research indicating a correlation between consumption of specific nutrients and better health continue to heighten public knowledge of the benefits of dietary supplements for health;

•	A growing population of older Americans, who are more likely to consume dietary supplements and nutritional products, with an increasing interest in more proactively managing one's own health needs;

•	Successful new product introductions in part due to new scientific findings; and

•	A trend towards preventative measures and healthy living due, in part, to rising health care costs, dissatisfaction with existing health care systems, and greater acceptance of alternative/preventative care.

In recent years, nutritional supplement companies, analysts, publications and other industry sources have referenced a consistent growth rate of between 6% and 10% annually, particularly in terms of sales dollar growth, in the nutritional supplement industry. The industry is expected to continue to grow at a 6% to 9% growth rate over the projected growth period 2014-2017.

Although specific data from the fragmented international markets is not readily available, we believe similar demographics, events and other trends affect the nutritional supplement market internationally.

Our Competitors

The nutritional supplements market is very competitive and the range of products is diverse. Competitors use price, efficacy claims, customer service, name recognition, trade relationships and new product innovation to create share of market.

Our range of competitors includes numerous nutritional supplement companies that are highly fragmented in terms of geographic market coverage, distribution channels and product categories.  In addition, large pharmaceutical companies and packaged food and beverage companies compete with us in the nutritional supplement market.  Many of these companies have greater financial and distribution resources available to them than we do, and many of these companies can compete through vertical integration. Private label entities have gained a foothold in many nutrition categories and are direct competitors of ours as well and a few of these are private label entities have become market leaders.

In this industry, most of the companies are privately held. With respect to retailer sales, we cannot fully gauge their sizes and our relative ranking. The world of nutritional supplements is constantly changing and we believe that retailers look to partner with suppliers who demonstrate financial stability, brand awareness, market intelligence, customer service and science. With this in mind, we believe we are competitive in all of these areas.

Government Regulation

The formulation, manufacturing, packaging, labeling, advertising, distribution and sale of each of our major product groups are subject to regulation by one or more governmental agencies. The most active of these is the Food and Drug Administration (“FDA”), which regulates our products under the Federal Food, Drug and Cosmetic Act (“FDCA”) and regulations promulgated thereunder. The FDCA defines the terms “food” and “dietary supplement” and sets forth various conditions that, unless complied with, may constitute adulteration or misbranding of such products. The FDCA has been adjusted several times with respect to dietary supplements, most recently by the Nutrition Labeling and Education Act of 1990 (the “NLEA”) and the Dietary Supplement Health and Education Act of 1994.

FDA regulations relating specifically to foods and dietary supplements for human use are set forth in Title 21 of the Code of Federal Regulations. These regulations include basic labeling requirements for both foods and dietary supplements. Additionally, FDA regulations require us to meet relevant good manufacturing practice regulations for the preparation, packaging and storage of our food and dietary supplements.

Our business practices and products are also regulated by the Federal Trade Commission (“FTC”), the Consumer Product Safety Commission, the United States Department of Agriculture (“USDA”) and the Environmental Protection Agency. Our activities, including our direct selling distribution activities, are also regulated by various agencies of the states, localities and foreign countries in which our products are sold.

In foreign markets, prior to commencing operations and prior to making or permitting sales of our products in the market, we may be required to obtain an approval, license or certification from the country’s ministry of health or comparable agency. Prior to entering a new market in which a formal approval, license or certificate is required, we work extensively with local authorities in order to obtain the requisite approvals.  We must also comply with product labeling and packaging regulations that vary from country to country.  Our failure to comply with these regulations can result in a product being removed from sale in a particular market, either temporarily or permanently.

Intellectual Property

We regard our trademarks and other proprietary rights as valuable assets and believe that protecting our key trademarks is crucial to the successful implementation of our business strategy of building strong brand name recognition. Since we regard our intellectual property as crucial elements of our business with significant value in the marketing of our products, our policy is to pursue registrations for all of the trademarks and patents associated with our products.

We own, or have filed for, 115 patents and trademarks registered with the United States Patent and Trademark Office for our MusclePharm brands and certain of our products and slogans.  Included in this total is 16 patents and trademarks that we recently acquired from Biozone and its subsidiaries and 26 patents that we recently acquired from Vyteris Bankruptcy Estate pursuant to a bankruptcy transaction.

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

Seasonality

Our business does not typically experience seasonal variations due to our global sales and distribution model.

Employees

We believe that our success will depend significantly on our ability to identify, attract, and retain capable employees. As of December 31, 2013, we had 95 total employees of which 93 were full time. Our employees are not represented by any collective bargaining unit, and we believe our relations with our employees are good. We have recently completed staffing for the in-house medical and physiology center on-site in our training facilities.

Insurance

We maintain commercial liability, including product liability coverage, and property insurance. We also carry property coverage on our office facilities to cover our legal liability, tenant’s improvements, business property, and inventory.

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

We have experienced and expect to continue to experience rapid growth in our business both domestically and abroad, which has placed, and will continue to place, significant demands on our management, and our operational and financial infrastructure. To effectively manage this growth, we expect that we will need to continue to improve significantly our operational, financial and management controls and our reporting systems and procedures. To accomplish these objectives we may need to hire additional employees, make certain enhancements to our system, make significant capital expenditures and utilize management resources. Failure to implement these proposed growth objectives could have a material adverse effect on our business and operating results.

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

Our success with any particular product offering (whether new or existing) depends upon a number of factors, including our ability to:

•	Deliver quality products in a timely manner in sufficient volumes;

•	Accurately anticipate customer needs and forecast accurately to our manufacturers in an expanding business;

•	Differentiate our product offerings from those of our competitors;

•	Competitively price our products; and

•	Develop new products.

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

If we fail to comply with the rules under the Sarbanes-Oxley Act of 2002 related to disclosure controls and procedures, or, if we discover material weaknesses and other deficiencies in our internal control and accounting procedures, our business could be adversely impacted. Continued effective internal controls are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed and investors could lose confidence in our reported financial information.

Our industry is highly competitive, and our failure to compete effectively could adversely affect our market share, financial condition and future growth.

The nutritional supplement industry is highly competitive with respect to:

•	Price;

•	Shelf space and store placement;

•	Brand and product recognition;

•	New product introductions; and

•	Raw materials.

Most of our competitors are larger, more established and possess greater financial, personnel, distribution and other resources than we have. We face competition in the health food channel from a limited number of large nationally known manufacturers, private label brands and many smaller manufacturers of dietary supplements.

We rely on a limited number of customers for a substantial portion of our sales, and the loss of or material reduction in purchase volume by any of these customers would adversely affect our sales and operating results.

For the year ended December 31, 2013, two of our customers accounted for approximately 38% of our sales. Our largest customer for the year ended December 31, 2013, accounted for 27% of our sales. For the year ended December 31, 2012, two customers accounted for approximately 45% of our sales and our largest customer represented 33% of our sales. The loss of any of our major customers, a significant reduction in purchases by any major customer, or, any serious financial difficulty of a major customer, could have a material adverse effect on our sales and results of operations. See Note 2 in our Notes to Consolidated Financial Statements for further discussion on major customers.

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

Key management employees are primarily responsible for our day-to-day operations, and we believe our success depends in large part on our ability to retain them and to continue to attract additional qualified individuals to our management team and operating staff. Currently, we have executed employment agreements with our key management employees that extend through December 31, 2016. The loss or limitation of the services of any of our key management employees or the inability to attract additional qualified personnel could have a material adverse effect on our business and results of operations.

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

Our share price has been and may continue to be volatile.

The market price of our common shares is subject to significant fluctuations in response to variations in our quarterly operating results.  Factors other than our financial results that may affect our share price include, but are not limited to, market expectations of our performance, market perception or our industry, the activities of our managers, customers, and investors, and the level of perceived growth in the industry in which we participate, general trends in the markets for our products, general economic, business and political conditions in the countries and regions in which we conduct our business, changes in government regulation affecting our business, many of which are not within our control.

Changes in the economies of the markets in which we do business may affect consumer demand for our products.

Consumer spending habits, including spending for our products, are affected by, among other things, prevailing economic conditions, levels of employment, fuel prices, salaries and wages, the availability of consumer credit, consumer confidence and consumer perception of economic conditions. Economic slowdowns in the markets in which we do business and an uncertain economic outlook may adversely affect consumer spending habits and customer traffic, which may result in lower net sales of our products in future periods.  A prolonged global or regional economic downturn could have a material negative impact on our financial position, results of operation or cash flows.

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

Taxation and transfer pricing affect our operations.

As a U.S. company doing business in international markets, we are subject to foreign tax and intercompany pricing laws, including those relating to the flow of funds between our parent Company and our subsidiaries. These pricing laws are designed to ensure that appropriate levels of income and expense are reported by our U.S. and foreign entities, and that they are taxed appropriately. If regulators challenge our corporate structures, transfer pricing methodologies or intercompany transfers, our operations may be harmed, and our effective tax rate may increase. We are eligible to receive foreign tax credits in the United States for certain foreign taxes actually paid abroad. In the event any audits or assessments are concluded adversely to us, we may not be able to offset the consolidated effect of foreign income tax assessments through the use of U.S. foreign tax credits. Because the laws and regulations governing U.S. foreign tax credits are complex and subject to periodic legislative amendment, we cannot be sure that we would in fact be able to take advantage of any foreign tax credits in the future. The various customs, exchange control and transfer pricing laws are continually changing, and are subject to the interpretation of governmental agencies.

Despite our efforts to be aware of and to comply with such laws and changes to the interpretations thereof, there is a risk that we may not continue to operate in compliance with such laws. We may need to adjust our operating procedures in response to these interpretational changes, and such changes could have a material negative impact on our financial position, results of operation or cash flows.

Our insurance coverage or third party indemnification rights may not be sufficient to cover our legal claims or other losses that we may incur in the future.

We maintain insurance at adequate levels for property, general and product liability, and workers’ compensation to protect ourselves against potential loss exposures. In the future, insurance coverage may not be available at adequate levels or on adequate terms to cover potential losses, including on terms that meet our customer’s requirements. If insurance coverage is inadequate or unavailable, we may face claims that exceed coverage limits or that are not covered, which could increase our costs and adversely affect our operating results.

As a manufacturer and distributor of products that are ingested, we face an inherent risk of exposure to product liability claims in the event that, among other things, the use of our products results in alleged injury to consumers due to tampering by unauthorized third parties or product contamination and/or other causes. We have historically had no product claims or reports from individuals who have asserted that they have suffered adverse consequences as a result of using our products.

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

We outsource manufacturing and anticipate continued reliance on third-party manufacturers for the development and commercialization of many of our products.

We do not currently operate manufacturing facilities for production of our products. We rely on third-party manufacturers to produce bulk products required to meet our sales needs. We plan to continue to rely upon contract manufacturers to manufacture commercial quantities of most of our products. With the recent acquisition of Biozone Laboratories, Inc. as more fully described in Note 17(A) we will be able to begin manufacturing some of our own products beginning in 2014.

We have multiple contract manufacturers. A contract manufacturers’ failure to achieve and maintain high manufacturing standards and processes could harm our business. In the event of a natural disaster or business failure the replacement in a timely manner and the production of our products could be interrupted, resulting in delays, additional costs and reduced revenues.

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

We are subject to the U.S. Foreign Corrupt Practices Act (the “FCPA”), which generally prohibits U.S. companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or retaining business, and the anti-bribery laws of other jurisdictions. The Company monitors FCPA compliance by its employees and representatives.  Nevertheless, a finding of FCPA noncompliance could subject the Company to, among other things, penalties and legal expenses, as well as reputational harm, which could have a material adverse effect on its business, financial condition and results of operations.

System failures could harm our business.

Like many companies, our business is highly dependent upon our information technology infrastructure (websites and ERP applications) to manage effectively and efficiently our operations, including order entry, customer billing, accurately tracking purchases and managing accounting, finance and inventory. The occurrences of natural disasters, security breaches or other unanticipated problems could result in interruptions in our day-to-day business that could adversely affect our business.

We are under an investigation with the U.S. Securities and Exchange Commission.

In July 2013 the Company received a formal order of investigation of the Company from the Denver Regional Office of the Securities and Exchange Commission. As a result of that formal order, the Company is conducting a review of its internal controls, disclosures of related party transactions, settlements of claims including share issuance, executive compensation, and disclosure of perquisites for the periods of 2010 and 2011. There can be no assurance that these are the only subject matters of concern, what the nature or amounts in question will be, or that these are the only periods under review.

We may, in the future, issue additional shares of common stock and/or preferred stock, which would reduce investors’ percent of ownership and may dilute our share value.

Our articles of incorporation, as amended, authorize the issuance of 100,000,000 shares of common stock and 10,000,000 shares of preferred stock, of which (i) 5,000,000 shares have been designated as Series A Convertible Preferred Stock, (ii) 51 shares have been designated as Series B Preferred Stock, (iii) 500 shares have been designated as Series C Convertible Preferred Stock and (iv) 1,600,000 shares have been designated as Series D Convertible Preferred Stock. In September 2013, all outstanding shares of Series B Preferred Stock were returned to the Company and retired. These shares were added back to the general preferred stock pool and are not available for reissuance as Series B Preferred Stock without new designation. Each share of our Series A Preferred Stock is convertible into 200 shares of our common stock although no shares of this series are outstanding. The articles of incorporation authorize our Board of Directors to prescribe the series and the voting powers, designations, preferences, limitations, restrictions and relative rights of any undesignated shares of our preferred stock. The future issuance of common stock and preferred stock may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. We may value any common stock or preferred stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

We may issue additional shares of preferred stock in the future that may adversely impact your rights as holders of our common stock.

Our articles of incorporation, as amended, authorizes us to issue shares of preferred stock in various series. Each share of our Series D Convertible Preferred Stock is convertible into two shares of our common stock. On April 2, 2014, 131,500 shares of our Series D Convertible Preferred Stock held by Dr. Philip Frost shall convert into 263,000 shares of the Company’s common stock. In addition, our Board of Directors has the authority to fix and determine the relative rights and preferences of our authorized but undesignated preferred stock, as well as the authority to issue shares of such preferred stock, without further stockholder approval. As a result, our Board of Directors could authorize the issuance of a series of preferred stock that would grant to holders preferred rights to our assets upon liquidation, the right to receive dividends before dividends are declared to holders of our common stock, and the right to the redemption of such preferred stock, together with a premium, prior to the redemption of the common stock. To the extent that we do issue such additional shares of preferred stock, your rights as holders of common stock could be impaired thereby, including, without limitation, dilution of your ownership interests in us. In addition, shares of preferred stock could be issued with terms calculated to delay or prevent a change in control or make removal of management more difficult, which may not be in your interest as a holder of common stock.

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

Nevada corporation laws limit the personal liability of corporate directors and officers and require indemnification under certain circumstances.

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

Item 1B. Unresolved Staff Comments

We received a letter dated September 16, 2013 from the SEC (the “SEC”) Division of Corporation Finance with comments related to a Registration Statement on Form S-1 that was filed by the Company with the SEC on August 21, 2013. As of the date of this report no response has been provided to the SEC with regard to these comments because an amendment to such S-1 has not yet been filed. However, we believe that we have addressed all of the comments included in the SEC’s September 16, 2013 letter herein.

In July 2013 the Company received a formal order of investigation of the Company from the Denver Regional Office of the Securities and Exchange Commission. As a result of that formal order, the Company is conducting a review of its internal controls, disclosures of related party transactions, settlements of claims including share issuance, executive compensation, and disclosure of perquisites for the periods of 2010 and 2011. There can be no assurance that these are the only subject matters of concern, what the nature or amounts in question will be, or that these are the only periods under review. As we announced in the Company’s press release dated November 15, 2013, which was disclosed in our Current Report on Form 8-K filed with the SEC on the same date, our internal review has concluded that no restatement of prior periods’ financial statements is required.

Item 2. Properties

Location	Function	Approximate Square Feet	Expiration Date of Lease	Monthly Rent
Denver, CO	Company Headquarters, MP Sports Science Center	30,302	December 31, 2015	$12,600
Hamilton, Ontario, CA	MP Canada subsidiary including warehouse, distribution, and sales	10,000	March 31, 2014	$6,300
Miami, FL	Sales, product development, and strategy	1,437	October 14, 2016	$3,800
Franklin, TN	Warehouse and distribution	152,562	August 31, 2015	$25,000
Boise, ID	Finance	4,776	October 31, 2014	$4,400
Boise, ID	Sales	9,600	December 31, 2014	$3,400
Columbus, OH	Social media and customer service center	8,500	September 15, 2014	$1,500

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

The legal proceedings information set forth under “Commitments, Contingencies and Other Matters” in Note 13(C) to the accompanying consolidated financial statements included in this Annual Report on Form 10-K is incorporated herein by reference.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The following table shows the reported high and low bid quotations per share for our common stock based on information provided by the OTCBB. Our common stock is quoted on the OTCBB under the symbol “MSLP.OB”. These prices reflect the 850 for 1 reverse stock split of our common stock that we effected on November 26, 2012.

	High	Low
2013
Fourth Quarter	$10.50	$7.30
Third Quarter	$13.10	$9.60
Second Quarter	$12.47	$8.06
First Quarter	$11.50	$3.90

2012
Fourth Quarter	$6.21	$3.40
Third Quarter	$17.43	$5.02
Second Quarter	$31.88	$10.20
First Quarter	$31.03	$5.10

Quotations on the OTCBB reflect bid and ask quotations, may reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions.

The Company’s transfer agent is Corporate Stock Transfer, Inc. Their business address is 3200 Cherry Creek Drive South, Suite 430, Denver, Colorado 80209.

As of March 28, 2014, there were approximately 318 holders of record of our common stock. This figure does not take into account those stockholders whose certificates are held in street name by brokers and other nominees. We estimate that such holders number approximately 6,319.

At March 28, 2014 the Company’s issued and diluted shares were as follows:

Shares issued and outstanding at December 31, 2013	9,089,490
Director share issuance and executive share vesting	60,422
Shares issued for Biozone acquisition	1,200,000
Shares issued and outstanding at March 28, 2014	10,349,912
Series D Preferred Stock not yet converted	263,000	*
Unvested Stock Awards	1,373,431
Stock Options	472
Outstanding Warrants	89
Fully Diluted as of March 28, 2014	11,986,904

* On April 2, 2014, 131,500 shares of our Series D Convertible Preferred Stock held by Dr. Philip Frost shall become convertible into 263,000 shares of the Company’s common stock.

Unregistered Sale of Securities

Common Stock Issuances

Between April and December 2013, the Company issued 76,950 shares of common stock pursuant to the conversion of 192,375 shares of Series D preferred stock.

Between April and December 2013, the Company issued 471,139 shares of common stock pursuant to consulting and other service agreements valued at approximately $4,268,577.

In August and September 2013 the Company issued an aggregate 38,630 shares of common stock pursuant to settlement agreements valued at $410,865.

In September and December 2013 the Company issued an aggregate 272,875 shares of common stock pursuant to the vesting of stock awards valued at $2,938,635.

In January 2014, the Company issued an aggregate 44,138 shares of common stock pursuant to the vesting of stock awards valued at $158,667.

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

Item 6.  Selected Financial Data.

Not required for smaller reporting companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read together with our consolidated financial statements and the related notes thereto reflected in the index to the consolidated financial statements in this report. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. See “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements. Actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors, including those set forth under “Risk Factors” and elsewhere in this report. All 2012 share amounts and per share amounts in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” reflect the 1-for-850 reverse stock split of our common stock that we effected on November 26, 2012.

Plan of Operation

We are a scientifically driven, performance lifestyle Company that  develops, manufactures, markets and distributes branded nutritional supplements. We offer a complete range of powders, capsules, tablets and gels.  Our portfolio of recognized brands, including MusclePharm® Hybrid and Core Series, Arnold Schwarzenegger Series™, and FitMiss® are marketed and sold in more than 110 countries and available in over 35,000 retail outlets globally. These clinically proven, scientific nutritional supplements are developed through a six-stage research process that utilizes the expertise of leading nutritional scientists, doctors and universities. We believe we are an innovator in the sports nutrition industry.

Our primary growth strategy is to:

•	Drive innovation, serve the needs of all athletes and fuel the engine of sport through new products and brand extension;

•	Increase our product distribution and sales through increased market penetrations both domestically and internationally;

•	Increase our margins by focusing on streamlining our operations and seeking operating efficiencies in all areas of our operations;

•	Continue to conduct additional testing of the safety and efficacy of our products and formulate new products; and

•	Increase awareness of our products by increasing our marketing and branding opportunities through endorsements, sponsorships and brand extensions.

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

Results of Operations

Year ended December 31, 2013 compared to the year ended December 31, 2012.

	Year Ended December 31,
	2013	2012

Sales – net	$110,877,591	$67,055,215
Cost of sales	77,685,396	52,726,934
Gross profit	33,192,195	14,328,281
Operating expenses	47,488,657	23,064,092
Loss from operations	(14,296,462)	(8,735,811)
Other expense	(3,305,996)	(10,216,984)
Net loss before tax	(17,602,458)	(18,952,795)
Income tax provision	(115,483)	-
Net loss after tax	(17,717,941)	(18,952,795)
Net loss per share – basic and diluted	$(2.46)	$(13.00)
Weighted average number of common shares outstanding during the period – basic and diluted	7,193,784	1,458,757

Revenue

Our net revenues increased 65% to approximately $110.9 million for the year ended December 31, 2013, compared to approximately $67.1 million for the year ended December 31, 2012. Sales during the year ended December 31, 2013 increased due to executing our growth strategy that includes driving innovation, serving the needs of all athletes, fueling the engine of sport through new products, brand extensions, and increasing our product distribution and sales through increased market penetrations both domestically and internationally.

A key area of growth in 2013 was increased sales in international markets. International sales are included in the results of operations and increased approximately $13.9 million or 69% to $34.1 million for the year ended December 31, 2013, compared to $20.2 million for the year ended December 31, 2012.

Discounts and Sales Allowances

Sales discounts and allowances are a significant part of our marketing plan to our customers as they help to drive increased sales and brand awareness with end users through promotions that we support through our distributors and re-sellers. Discounts and sales allowances decreased to $17.4 million or 13.6% of gross sales from $10.7 million, or 13.8% of gross sales in 2012. The decrease in discounts and allowances as a percent of gross sales is a result of continued efforts to place controls around discounting and greater efforts to define customer terms and allowances.

Gross Profit

Gross profit for the year ended December 31, 2013 was approximately $33.2 million or 30% of revenue, compared to approximately $14.3 million or 21% of revenue for the year ended December 31, 2012. The increase was due to improved supply chain optimization, operational infrastructure improvements, enterprise resource planning (ERP) and reporting systems integration and key management hires.

Operating Expenses

Operating expenses for the year ended December 31, 2013 were $47.5 million, compared to $23.1 million for the year ended December 31, 2012. These expenses included necessary infrastructure improvements, new growth platforms and initiatives, company re-capitalization and staffing increases to establish a scalable organization.

Salaries and benefits were $11.8 million, or 11% of revenue for 2013 compared to $4.6 million, or 7% of revenue in 2012. The increase was due to warehouse implementation and adding additional resources to our finance and sales organizations. Salaries and benefit expenses include $2,988,793 related to amortization of expense for restricted stock awards granted to employees and executives.

Professional fees were $11.8 million in 2013 compared to $5.1 million in 2012. Expenses in 2013 included the one time settlement of legacy consulting agreements and legal fees that were incurred as part of the recapitalization of the company.

Advertising and promotion expenses were $15.5 million in 2013, or 14% of revenue, compared to $8.4 million, or 13% of revenue, in 2012. Advertising and promotion expenses in 2013 included expenses related to the strategic partnership that we entered into with Arnold Schwarzenegger as more fully described in Note 16 in the Notes to Consolidated Financial Statements.

The following table provides an overview of expense categories and percentage of net revenue:

	2013	% of Net Revenue	2012	% of Net Revenue
Advertising and promotion	$15,534,646	14.0%	$8,430,401	12.6%
Salaries and benefits	11,830,967	10.7%	4,596,530	6.9%
Professional fees	11,830,910	10.7%	5,124,641	7.6%
General and administrative	7,173,526	6.4%	4,634,370	6.9%
Research and development	1,118,608	1.0%	278,150	0.4%
Total Operating Expenses	$47,488,657	42.8%	$23,064,092	34.4%

Operating Loss

Operating loss for the year ended December 31, 2013 was approximately $14.3 million, compared to approximately $8.7 million for the year ended December 31, 2012.

Other Expense

Other expenses for the year ended December 31, 2013 were approximately $3.3 million, compared to approximately $10.2 million for the year ended December 31, 2012, a decrease of 68%. The components of our other expense are as follows:

	Year Ended December 31,
	2013	2012
Derivative expense	$(96,913)	$(4,409,214)
Change in fair value of derivative liabilities	(4,853,964)	5,899,968
Gain/(loss) on settlement of accounts payable and debt	573,906	(4,447,732)
Interest expense	(783,316)	(7,335,070)
Foreign currency transaction (loss)/gain	(31,243)	15,030
Licensing income	10,000	10,000
Interest income	1,442,179	-
Gain on marketable securities	500,000	-
Unrealized loss on derivative instrument	(55,326)
Other (expense) income	(11,319)	50,034
	$(3,305,996)	$(10,216,984)

Interest expense for the year ended December 31, 2013 was approximately $0.8 million, as compared to approximately $7.3 million for the year ended December 31, 2012. The decrease in interest expense primarily relates to the elimination of convertible debt in 2013, which resulted in significant interest expense in 2012 related to the amortization of debt discounts.

Income Taxes

In 2013, the Company incurred income tax expense of $0.1 million compared to none in 2012. The tax expense is primarily related to foreign tax owed on net income from our Canadian subsidiary as well as a small amount for minimum state income tax in certain states where we have nexus. At December 31, 2013, the Company had a net operating loss carry-forward of approximately $36.2 million available to offset future taxable income. Utilization of future net operating losses may be limited due to potential ownership changes under Section 382 of the Internal Revenue Code of 1986, as amended.

Net Loss

Net loss for the year ended December 31, 2013 was approximately $17.7 million, or $(2.46) per share, compared to the net loss of approximately $19 million or $(13.00) per share, for the year ended December 31, 2012. Inflation did not have a material impact on our operations for the years ended December 31, 2013 and 2012.

Summary of Quarterly Operations – Unaudited

The following table presents the Company’s unaudited summary of quarterly operations during 2013 and 2012 for each of the three month periods ended March 31, June 30, September 30, and December 31, 2013 and 2012.

	For the Quarter Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Net sales	$22,561,167	$25,480,059	$25,343,968	$37,492,397
Cost of goods sold	14,396,406	17,566,718	17,937,768	27,784,504
Gross profit	8,164,761	7,913,341	7,406,200	9,707,893

Total Operating Expenses	8,886,241	10,654,272	12,278,980	15,669,164
Loss from operations	(721,480)	(2,740,931)	(4,872,780)	(5,961,271)
Other income and expense	(6,640,501)	319,123	926,944	2,088,438
Net income (loss) before taxes	(7,361,981)	(2,421,808)	(3,945,836)	(3,872,833)
Income tax provision	-	-	-	115,483
Net income (loss)	$(7,361,981)	$(2,421,808)	$(3,945,836)	$(3,988,316)

Basic and diluted net income (loss) per common share	$(1.78)	$(0.34)	$(0.47)	$(0.45)

	For the Quarter Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Net sales	$16,560,680	$15,429,340	$18,573,726	$16,491,469
Cost of goods sold	12,895,162	12,942,605	14,507,761	12,381,406
Gross profit	3,665,518	2,486,735	4,065,965	4,110,063

Total Operating Expenses	4,392,811	4,151,076	7,876,778	6,643,427
Loss from operations	(727,293)	(1,664,341)	(3,810,813)	(2,533,364)
Other income and expense	(15,308,000)	7,846,245	(2,263,224)	(492,005)
Net income (loss) before taxes	(16,035,293)	6,181,904	(6,074,037)	(3,025,369)
Income tax provision	-	-	-	-
Net income (loss)	$(16,035,293)	$6,181,904	$(6,074,037)	$(3,025,369)

Basic and diluted net income (loss) per common share	$(11.23)	$3.78	$(3.21)	$(1.12)

Basic and diluted income (loss) per share is computed independently for each of the quarter presented. Therefore, the sum of the quarterly net loss per share may not equal the total computed for the year.

Liquidity and Capital Resources

The following table summarizes total current assets, current liabilities and working capital at December 31, 2013, compared to a working capital deficit at December 31, 2012:

	December 31, 2013	December 31, 2012	Increase/(Decrease)

Current Assets	$44,526,480	$4,949,881	$39,576,599
Current Liabilities	(32,368,521)	(16,520,456)	(15,848,065)
Working Capital (Deficit)	$12,157,959	$(11,570,575)	$23,728,534

Other than revenue from product sales, our primary source of operating cash has been from the sale of equity, the issuance of convertible secured promissory notes and other short-term debt as discussed below. On February 4, 2013, the Company issued an S-1 registration for a Series D preferred share issuance. Each share of Series D preferred stock was convertible into to two shares of voting common stock. At the date of this report, all but 131,500 of our Series D shares had been converted to common shares. The remaining 131,500 shares have been requested to be converted by the remaining shareholder into 263,000 common shares subject to a 61 day waiting period for conversion. Through this S-1 registration the Company raised gross proceeds of $12.0 million. Additionally, the Company issued four private placements of common stock during 2013, as more fully described in the Financing section below.

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

Included in our working capital as of December 31, 2013 and December 31, 2012 are restricted cash balances of $2,500,014 and $9,148, respectively. The restricted cash balance as of December 31, 2013 is cash collateral for a line of credit that we secured through US Bank in December 2013 as more fully discussed in Note 8(A) in our Notes to Consolidated Financial Statements below. The restricted cash balance of $9,148 as of December 31, 2012 was for cash deposits as required by our mezzanine debt agreements, which required 10% of the gross receipts of loan proceeds to be restricted and used for payment of interest and principle. This mezzanine debt was fully paid off and retired in early 2013.

Our principal use of cash is to purchase inventory, pay for operating expenses, acquire capital assets, and repurchase Company stock. At December 31, 2013, we had cash of $5,411,515 and working capital of approximately $12.2 million, compared to cash of $0 and a working capital deficit of approximately $11.6 million at December 31, 2012. The increase in working capital of approximately $23.7 million was primarily due to an increase in cash and restricted cash of $7.9 million, a net increase in accounts receivable of $10.4 million, an increase in inventory of $15.5 million, an increase in prepaid assets of approximately $4.9 million, a decrease in debt of approximately $1.9 million, and an increase in other current assets of approximately $1.1 million offset by an increase in accounts payable and accrued liabilities of approximately $16.7 million, an increase in derivative liabilities of approximately $1.1 million and various other net decreases of $0.2 million.

Our net consolidated cash inflows (outflows) are as follows:

	Years Ended December 31,
	2013	2012
Operating Activities	$(9,972,580)	$10,051
Investing Activities	(3,523,233)	(974,475)
Financing Activities	18,913,453	312,577

Cash used in operating activities was approximately $10.0 million for the year ended December 31, 2013, as compared to cash provided by operating activities of approximately $0.0 million for the year ended December 31, 2012. The increase in cash used in operating activities of approximately $10.0 million was primarily due to a decrease in net loss of approximately $1.2 million, an increase in payables and customer deposits of approximately $12.6 million, a net increase in depreciation, amortization, and accretion of approximately $5.7 million, an increase in change in fair value of derivative assets and liabilities of approximately $10.8 million offset by an increase in accounts receivable of approximately $9.9 million, an increases in prepaid expenses and inventory, and other liabilities of approximately $22.0 million, a decrease in derivative expense of approximately $4.3 million, a decrease in losses related to debt retirement and contract settlements of approximately $2.0 million, and $2.1 million in various other gains and losses.

Cash used in investing activities increased to $3.5 million from $1.0 million for the year ended December 31, 2013 and 2012, respectively, due primarily to an increase in sales of marketable securities and note repayments received of approximately $3.8 million and an increase in our restricted cash balance of $2.5 million offset by increases in purchases of marketable securities and notes of approximately $2.3 million, gain on the sale of marketable securities of $0.5 million and increased net purchases of property and equipment of $1.0 million. Future investments in property and equipment, as well as further development of our Internet presence will largely depend on available capital resources.

Cash flows provided by financing activities were approximately $18.9 million for the year ended December 31, 2013, compared to cash flows provided by financing activities of approximately $0.3 million for the year ended December 31, 2012. The approximately $18.6 million increase was due primarily to increases in net equity offerings of approximately $20.2 million, a decrease in debt repayment of approximately $1.4 million, and a decrease in deferred equity costs $0.7 million offset by a decrease in net proceeds from debt issuances of approximately $3.1 million and repurchase of common stock of $0.6 million.

	Year Ended December 31,
	2013	2012
Cash Flows From Financing Activities:
Proceeds from issuance of debt	$-	$5,823,950
Proceeds from line of credit	2,500,000	-
Repayment of debt	(4,405,061)	(5,847,575)
Debt issuance costs	(7,500)	(234,450)
Repurchase of common stock	(1,037,320)	(460,978)
Proceeds from issuance of preferred stock	12,000,000	-
Preferred stock issuance costs	(695,999)	-
Proceeds from issuance of common stock and warrants – net of issuance costs	10,559,333	1,660,760
Deferred equity costs	-	(698,500)
Cash overdraft	-	69,370
Net Cash Provided By Financing Activities	$18,913,453	$312,577

Financing

The Company’s primary source of operating cash for the year ended December 31, 2013 was from the sale of equity and debt.

In the fourth quarter of 2012, the Company filed a Form S-1 registration statement whereby the Company offered preferred stock for $8.00 per share that was convertible into two shares of common stock, subject to adjustment. This registration was not fully completed until February 4, 2013; whereby, the Company issued 1.5 million shares of Series D Convertible Preferred Stock in exchange for gross proceeds of $12.0 million. The Company’s net proceeds from the offering were approximately $10.6 million after placement agent discounts and other offering expenses of $1.4 million.

On March 26, 2013, the Company entered into subscription agreements with non-affiliated accredited investors for the issuance of 703,236 shares of common stock pursuant to exemptions from registration under federal and state securities laws. The shares of common stock were sold for $8.50 per share. The gross proceeds to the Company of $6.0 million were reduced by commissions and issuance costs of $0.2 million.

On May 3, 2013, the Company entered into subscription agreements with a non-affiliated accredited investor for the issuance of 100,000 shares of common stock pursuant to exemptions from registration under federal and state securities laws. The shares of common stock were sold for $8.50 per share for gross proceeds to the Company of $0.9 million.

On June 3, 2013, the Company entered into subscription agreements with a non-affiliated accredited investor for the issuance of 150,000 shares of common stock pursuant to exemptions from registration under federal and state securities laws. The shares of common stock were sold for $10.50 per share. The gross proceeds to the Company of $1.5 million were reduced by commissions and issuance costs of $0.1 million.

On August 9, 2013, the Company entered into subscription agreements with several non-affiliated accredited investors and one affiliated accredited investor for the issuance of 238,096 shares of common stock pursuant to exemptions from registration under federal and state securities laws. The shares of common stock were sold for $10.50 per share for gross proceeds to the Company of $2.5 million.

Off-Balance Sheet Arrangements

Other than the operating leases detailed below, as of December 31, 2013, the Company did not have any off-balance sheet arrangements.

The Company is obligated under various operating lease for the rental of office and warehouse space. Future minimum rental commitments with a remaining term in excess of one year as of December 31, 2013 are summarized as follows:

Years Ending December 31,

2014	$623,114
2015	439,033
2016	121,322
2017	19,965
Total minimum lease payments	$1,203,434

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles and form the basis for the following discussion and analysis on critical accounting policies and estimates. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On a regular basis, we evaluate our estimates and assumptions. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates and those differences could have a material effect on our financial position and results of operations. Management has discussed the development, selection and disclosure of these estimates with the Board of Directors and Audit Committee.

A summary of our significant accounting policies is provided in Note 2 of the Notes to Consolidated Financial Statements in Item 8 of this report. We believe the critical accounting policies and estimates described below reflect our more significant estimates and assumptions used in the preparation of our consolidated financial statements. The impact and any associated risks on our business that are related to these policies are also discussed throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect reported and expected financial results.

Principles of Consolidation

The consolidated financial statements include the accounts of MusclePharm Corporation and its wholly-owned subsidiary MusclePharm Canada Enterprises Corp (“MusclePharm Canada”). MusclePharm Canada began operations in April 2012. All intercompany accounts and transactions between MusclePharm Corporation and MusclePharm Canada have been eliminated upon consolidation.

Use of Estimates

The preparation of financial statements in conformity with Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future non-conforming events. Accordingly, the actual results could differ significantly from estimates.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable represents trade obligations from customers that are subject to normal trade collection terms. Prior to July 1, 2013 the accounts receivable were sent directly to the Company’s third party manufacturer and netted with any outstanding liabilities to the manufacturer. Subsequent to July 1, 2013 the Company took over the receipt and processing of accounts receivable. The Company periodically evaluates the collectability of its accounts receivable and considers the need to establish an allowance for doubtful accounts based upon historical collection experience and specific customer information. Accordingly, the actual amounts could vary from the recorded allowances. There is also a review of customer discounts at the period end and an accrual made for discounts earned but not yet utilized by period end.

Management performs ongoing evaluations of the Company’s customers’ financial condition and generally does not require collateral. Some international customers are required to pay for their orders in advance of shipment. Management reviews accounts receivable quarterly and reduces the carrying amount by a valuation allowance that reflects management’s best estimate of amounts that may not be collectible. Allowances, if any, for uncollectible accounts receivable are determined based upon information available and historical experience. Bad debt expense recognized as a result of our valuation allowance is classified under General and administrative expense in the Consolidated Statement of Operations.

Receivables are determined to be past due based on the payment terms of the original invoices. The Company’s finance department contacts customers with past due balances to request payment.

Inventory

Inventory is valued at the lower of cost or market value. Product-related inventory is maintained using the First-In First-Out method. To estimate any necessary obsolescence or lower-of-cost-or-market adjustments, various assumptions are made in regard to excess or slow-moving inventories, non-conforming inventories, expiration dates, current and future product demand, production planning and market conditions.

Prepaid Sponsorship and Endorsement Fees

Prepaid sponsorship and endorsement fees represent fees paid in connection with Company sponsorships of certain events and trade shows as well as prepaid athlete endorsement fees, which are expensed over the period the fees are earned. A significant amount of the Company’s promotional expenses results from payments under endorsement and sponsorship contracts.  Accounting treatment for endorsement and sponsorship payments is based upon specific contract provisions.  Generally, endorsement payments are expensed straight-line over the term of the contract after giving recognition to periodic performance compliance provisions of the contract.  Prepayments made under the contracts are included in either current or long-term prepaid expenses depending on the period for which the prepayment applies.

Prepaid Stock Compensation

Prepaid stock compensation represents amounts paid with stock for future contractual benefits to be received. The Company amortizes these contractual benefits over the life of the contracts using the straight-line method.

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

The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  The following are the major categories of assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 and 2012, using quoted prices in active markets for identical liabilities (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	As of December 31,
	2013	2012
Assets
Debt securities – FUSE convertible notes (Level 2)	$259,715	$-
Derivative instruments – FUSE warrants (Level 2)	119,248	-
	378,963	-

Liabilities
Derivative liabilities – Series D Warrants (Level 2)	$1,147,330	$-

The Company’s remaining financial instruments consisted primarily of accounts receivable, accounts payable and accrued liabilities, and debt. The Company’s debt approximates fair value based upon current borrowing rates available to the Company for debt with similar maturities. The carrying amounts of the Company’s financial instruments generally approximated their fair values as of December 31, 2013 and 2012, respectively, due to the short-term nature of these instruments.

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

The Company has determined that advertising related credits that were granted to customers fell within the guidance of ASC No. 605-50-55 (“Revenue Recognition” – Customer Payments and Incentives). The guidance indicates that, absent evidence of benefit to the vendor, appropriate treatment requires netting these types of payments against revenues and not expensing as advertising expense.

The Company records sales allowances and discounts as a direct reduction of sales. The Company grants volume incentive rebates to certain customers based on contractually agreed upon percentages once certain thresholds have been met. These volume incentive rebates are recorded as a direct reduction to sales.

The Company has an informal 7-day right of return for products. There were nominal returns under the Company’s informal right of return policy for the years ended December 31, 2013 and 2012.

Discounts and Sales Allowances

We offer various discounts and sales allowances for volume rebate programs, product promotions, early payment remittances, and other discounts and allowances. We accrue for sales discounts and allowances over the period they are earned. Because of the inherent uncertainty surrounding volume rebate programs and product promotions that are based on sales thresholds, actual results could generate liabilities greater or less than the recorded amounts. Discounts and sales allowances decreased to $17.4 million or 13.6% of gross sales from $10.7 million, or 13.8% of gross sales in 2012.

Advertising

Advertising and promotion expenses include digital and print advertising, trade show events, athletic endorsements and sponsorships, and promotional giveaways.  Advertising expenses are recognized in the month that the advertising appears while costs associated with trade show events are expensed when the event occurs.  For major trade shows, the expenses are recognized over the period in which we recognize revenue associated with sales generated at the trade show. Costs related to promotional giveaways are expensed when the product is either given out at a promotional event or shipped to the customer.

A significant amount of the Company’s promotional expenses results from payments under endorsement and sponsorship contracts.  Accounting treatment for endorsement and sponsorship payments is based upon specific contract provisions.  Generally, endorsement payments are expensed on a straight-line basis over the term of the contract after giving recognition to periodic performance compliance provisions of the contract.  Prepayments made under the contracts are included in either current or long-term prepaid expenses depending on the period for which the prepayment applies.

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

The Company records interest and penalties related to unrecognized tax benefits in income tax expense. There were no interest or penalties related to unrecognized tax benefits for the years ended December 31, 2013 and 2012. The Company did incur interest and penalties related to payroll taxes of $28,830 and $4,391, respectively, for the years ended December 31, 2013 and 2012.

Foreign Currency

MusclePharm began operations in Canada in April 2012. The Canadian Dollar was determined to be the functional currency as the majority of the transactions related to the day to day operations of the business are exchanged in Canadian Dollars. At the end of the period, the financial results of the Canadian operation are translated into the U.S. Dollar, which is the reporting currency, and added to the U.S. operations for consolidated company financial results. The revenue and expense items are translated using the average rate for the period and the assets and liabilities at the end of period rate. Transactions that have completed the accounting cycle and resulted in a gain or loss related to translation are recorded in realized gain or loss due to foreign currency translation under other income and expense on the income statement. Transactions that have not completed their accounting cycle but appear to have gain or loss due to the translation process are recorded as unrealized gain or loss due to translation and held in the equity section on the balance sheet until such date the accounting cycle of the transaction is complete and the actual realized gain or loss is recognized.

Recent Accounting Pronouncements

In January 2013, the FASB issued ASU 2013-01, which clarifies the scope of the offsetting disclosure requirements in ASU 2011-11. Under ASU 2013-01, the disclosure requirements would apply to derivative instruments accounted for in accordance with ASC 815, including bifurcated embedded derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending arrangements that are either offset on the balance sheet or subject to an enforceable master netting arrangement or similar agreement. ASU 2013-01 is effective for fiscal years beginning on or after January 1, 2013 and interim periods within those years. This pronouncement has been implemented in the Company’s financial statements for the year ended December 31, 2013 without impact.

In March 2013, the FASB issued ASU 2013-05, which indicates that the entire amount of a cumulative translation adjustment (CTA) related to an entity’s investment in a foreign entity should be released when one of the following occur:

•	Sale of a subsidiary or group of net assets within a foreign entity and the sale represents the substantially complete liquidation of the investment in the foreign entity.

•	Loss of a controlling financial interest in an investment in a foreign entity

•	Step acquisition for a foreign entity

The ASU does not change the requirement to release a pro rata portion of the CTA of the foreign entity into earnings for a partial sale of an equity method investment in a foreign entity. ASU 2013-5 is effective for fiscal years (and interim periods within those fiscal years) beginning on or after December 15, 2013. This pronouncement has been implemented in the Company’s financial statements for the year ended December 31, 2013 without impact.

In February 2013, the FASB issued ASU 2013-02, which requires entities to disclose the following additional information about items reclassified out of accumulated other comprehensive income (AOCI):

•	Balance by component (ie. unrealized gains or losses on available-for-sale securities or foreign currency items), with separate presentation of (1) reclassification adjustments and (2) current period OCI. Both before-tax and net-of-tax presentation of the information are acceptable as long as an entity presents the income tax benefit or expense attributed to each component of OCI and reclassification adjustments in either the financial statements or the notes to the financial statements.

•	Significant items reclassified out of AOCI by component either on the face of the income statement or as a separate footnote to the financial statements.

ASU 2013-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. The pronouncement has been implemented in the Company’s financial statements for the year ended December 31, 2013 without impact.

Item 8. Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

MusclePharm Corporation

Denver, Colorado

We have audited the accompanying consolidated balance sheets of MusclePharm Corporation and subsidiary (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MusclePharm Corporation and subsidiary as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ EKS&H LLLP

March 31, 2014

Denver, Colorado

MusclePharm Corporation and Subsidiary

Consolidated Balance Sheets

	December 31,
	2013	2012
Assets
Current Assets:
Cash	$5,411,515	$-
Cash – restricted	2,500,014	9,148
Debt securities	259,715	-
Accounts receivable – net	13,741,180	3,302,344
Derivative instrument	119,248	-
Inventory	15,772,368	257,975
Prepaid giveaways	1,177,539	358,800
Prepaid stock compensation	3,023,717	44,748
Prepaid sponsorship fees	1,145,161	6,249
Deferred equity costs	-	698,500
Other	1,376,023	272,117
Total current assets	44,526,480	4,949,881
Property and equipment – net	2,613,584	1,356,364
Debt issue costs – net	-	335,433
Prepaid stock compensation	4,718,238	-
Other assets	299,394	125,049
Total assets	$52,157,696	$6,766,727
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued liabilities	$28,393,037	$11,721,205
Customer deposits	265,652	336,211
Debt – net	62,502	4,463,040
Line of credit	2,500,000	-
Derivative liabilities	1,147,330	-
Total Current Liabilities	32,368,521	16,520,456
Long Term Liabilities:
Debt – net	-	4,523
Other	54,639	-
Total Liabilities	$32,423,160	$16,524,979
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.001 par value, Series A Convertible Preferred Stock, 5,000,000 shares authorized, none issued and outstanding	-	-
Preferred stock, $0.001 par value, Series B Preferred Stock, none and 51 shares authorized, none and 51 issued, and none and 51 outstanding	-	-
Preferred stock, $0.001 par value, Series C Convertible Preferred Stock, 500 shares authorized, 190 and none issued and outstanding	-	-
Series D, Convertible Preferred Stock, $0.001 par value; 1,600,000 shares authorized, 1,500,000 and none issued and 131,500 and none outstanding	132	-
Common Stock, $0.001 par value; 100,000,000 shares authorized, 9,259,411 and 2,778,404 issued and 9,089,490 and 2,747,308 outstanding	9,260	2,778
Treasury Stock, at cost; 169,921 and 31,096	(1,498,298)	(460,978)
Additional paid-in capital	103,064,901	54,817,341
Accumulated deficit	(81,827,417)	(64,109,476)
Accumulated other comprehensive loss	(14,042)	(7,917)
Total Stockholders’ Equity	19,734,536	(9,758,252)
Total Liabilities and Stockholders’ Equity	$52,157,696	$6,766,727

The accompanying notes are an integral part of these consolidated financial statements.

MusclePharm Corporation and Subsidiary

Consolidated Statements of Operations and Comprehensive Loss

	Years Ended December 31,
	2013	2012
Sales - net	$110,877,591	$67,055,215
Cost of sales	77,685,396	52,726,934
Gross profit	33,192,195	14,328,281
Advertising and promotion	15,534,646	8,430,401
Salaries and benefits	11,830,967	4,596,530
Professional fees	11,830,910	5,124,641
General and administrative	7,173,526	4,634,370
Research and development	1,118,608	278,150
General and administrative expenses	47,488,657	23,064,092
Loss from operations	(14,296,462)	(8,735,811)
Other expense
Derivative expense	(96,913)	(4,409,214)
Change in fair value of derivative liabilities	(4,853,964)	5,899,968
Gain (loss) on settlement of accounts payable, debt and conversion of Series C preferred stock (2012 only)	573,906	(4,447,732)
Interest expense	(783,316)	(7,335,070)
Foreign currency transaction (loss) gain	(31,243)	15,030
Licensing income	10,000	10,000
Interest income	1,442,179	-
Gain on sale of marketable securities	500,000	-
Unrealized loss on derivative instrument	(55,326)	-
Other (expense) income	(11,319)	50,034
Total other expense	(3,305,996)	(10,216,984)

Net loss before taxes	(17,602,458)	(18,952,795)
Income tax provision	(115,483)	-
Net loss after taxes	$(17,717,941)	$(18,952,795)
Other comprehensive income
Net change in Foreign currency translation	(6,125)	(7,917)
Total other comprehensive loss	(6,125)	(7,917)
Total comprehensive loss	$(17,724,066)	$(18,960,712)
Net loss per share available to common stockholders – basic and diluted	$(2.46)	$(13.00)

Weighted average number of common shares outstanding during the period – basic and diluted	7,193,784	1,458,757

The accompanying notes are an integral part of these consolidated financial statements.

MusclePharm Corporation and Subsidiary

Consolidated Statement of Stockholders’ Equity

Years ended December 31, 2013 and 2012

	Series B		Series C Convertible		Series D Convertible				Additional				Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-	Treasury	Accumulated	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	In Capital	Stock	Deficit	Translation	Deficit/Equity
Balance - December 31, 2011	51	-	190	-	-	-	712,860	713	32,184,756	-	(45,156,681)	-	(12,971,212)

Issuance of common and preferred stock:
Conversion of preferred shares	-	-	(190)	-	-	-	22,353	22	614,962	-	-	-	614,984
Conversion of secured/unsecured debt	-	-	-	-	-	-	290,961	290	1,420,132	-	-	-	1,420,422
Cash	-	-	-	-	-	-	199,422	199	1,660,561	-	-	-	1,660,760
Interest	-	-	-	-	-	-	58,945	58	334,040	-	-	-	334,098
Services - third parties	-	-	-	-	-	-	113,740	113	1,107,605	-	-	-	1,107,718
Executive/board compensation	-	-	-	-	-	-	431,034	431	4,686,083	-	-	-	4,686,514
Warrant conversions/settlements	-	-	-	-	-	-	853,082	853	7,294,914	-	-	-	7,295,767
Forbearance of agreement terms	-	-	-	-	-	-	95,528	95	1,239,939	-	-	-	1,240,034
Treasury shares purchased	-	-	-	-	-	-	(31,096)	-	-	(460,978)	-	-	(460,978)
Additional shares from roundup of split shares	-	-	-	-	-	-	479	4	(4)	-	-	-	-
Accrued stock compensation expenses for shares not yet issued	-	-	-	-	-	-	-	-	149,966	-	-	-	149,966
Reclassification of derivative liability to additional paid in capital	-	-	-	-	-	-	-	-	4,124,387	-	-	-	4,124,387
Translation gain/loss	-	-	-	-	-	-	-	-	-	-		(7,917)	(7,917)
Net loss	-	-	-	-	-	-	-	-	-	-	(18,952,795)	-	(18,952,795)

Balance - December 31, 2012	51	$-	-	$-	-		2,747,308	$2,778	$54,817,341	$(460,978)	$(64,109,476)	$(7,917)	$(9,758,252)

Issuance of common and preferred stock:
Issuance of preferred shares	-	-	-	-	1,500,000	1,500	-	-	11,998,500	-	-	-	12,000,000
Reclassification of derivative liability to APIC for conversion of Series D preferred shares	-	-	-	-	(1,368,500)	(1,368)	2,737,000	2,737	11,822,464	-	-	-	11,823,833
Reclassification of derivative liability to APIC for contract settlement	-	-	-	-	-	-	13,630	14	155,159	-	-	-	155,173
Issuance of common stock and warrants	-	-	-	-	-	-	1,191,332	1,192	10,558,141	-	-	-	10,559,333
Contract settlement	-	-	-	-	-	-	25,000	25	255,668	-	-	-	255,693
Services - third parties	-	-	-	-	-	-	2,178,881	2,179	19,800,430	-	-	-	19,802,609
Executive/board compensation	-	-	-	-	-	-	284,164	284	2,641,720	-	-	-	2,642,004
Retirement of Series B Preferred Stock	(51)	-	-	-	-	-	-	-	-	-	-	-	-
Treasury shares purchased	-	-	-	-	-	-	(138,825)	-	-	(1,037,320)	-	-	(1,037,320)
Employee stock awards	-	-	-	-	-	-	51,000	51	561,459	-	-	-	561,510
Reduction of paid in capital attributable to value of conversion options on Series D offering	-	-	-	-	-	-	-	-	(8,175,459)	-	-	-	(8,175,459)
Reduction in paid in capital for stock issuance costs	-	-	-	-	-	-	-	-	(1,394,692)	-	-	-	(1,394,692)
Accrued stock compensation expenses for shares not yet issued	-	-	-	-	-	-	-	-	24,170	-	-	-	24,170
Translation gain/loss	-	-	-	-	-	-	-	-	-	-	-	(6,125)	(6,125)
Net loss	-	-	-	-	-	-	-	-	-	-	(17,717,941)	-	(17,717,941)

Balance - December 31, 2013	-	$-	-	$-	131,500	$132	9,089,490	$9,260	$103,064,901	$(1,498,298)	$(81,827,417)	$(14,042)	$19,734,536

The accompanying notes are an integral part of these consolidated financial statements.

MusclePharm Corporation and Subsidiary

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2013	2012
Cash Flows From Operating Activities:

Net loss	$(17,717,941)	$(18,952,795)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	708,978	475,320
Bad debt	241,823	9,490
Amortization of prepaid stock compensation and athlete endorsement stock payments	6,561,515	715,661
Amortization of prepaid sponsorship fees	4,010,573	-
Amortization of debt discount	-	6,122,006
Amortization of debt issue costs	335,433	394,964
Amortization of deferred compensation	3,075,272	149,966
Amortization of convertible note conversion option	1,910	-
Accretion of note discount	(1,409,491)	-
Gain on settlement of accounts payable	(573,906)	-
Additional consideration given for early debt retirement	-	779,500
Loss on disposal of property and equipment	11,320	-
Loss on conversion of debt	-	351,021
Loss on conversion of preferred shares	-	614,984
Loss on conversion of warrants	-	315,364
Loss on repayment of debt	-	1,196,321
Derivative expense	96,913	4,409,214
Executive compensation	-	231,833
Change in fair value of derivative liabilities	4,853,964	(5,899,968)
Unrealized loss on derivative assets	55,326	-
Realized gain on derivative assets	(1,708)	-
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(10,680,659)	(742,742)
Prepaid and other	(6,306,236)	(16,098)
Inventory and prepaid giveaways	(16,333,132)	(616,775)
Increase (decrease) in:
Accounts payable and accrued liabilities	23,113,386	10,144,621
Customer deposits	(70,559)	328,164
Other liabilities	54,639	-
Net Cash Used In Operating Activities	(9,972,580)	10,051

Cash Flows From Investing Activities:
Purchase of marketable securities	(2,275,000)	-
Sale of marketable securities and derivative assets	2,750,000	-
Change in restricted cash balance	(2,490,866)	(9,148)
Repayments of note	1,000,000	-
Purchase of property and equipment	(1,911,061)	(924,162)
Gain on sale of marketable securities	(500,000)	-
Disposals of property and equipment	17,694	-
Purchase of other assets	(114,000)	(41,165)
Net Cash Used In Investing Activities	(3,523,233)	(974,475)

Cash Flows From Financing Activities:
Proceeds from issuance of debt	-	5,823,950
Proceeds from line of credit	2,500,000	-
Debt issuance costs	(7,500)	(234,450)
Repayment of debt	(4,405,061)	(5,847,575)
Repurchase of common stock (treasury stock)	(1,037,320)	(460,978)
Proceeds from issuance of preferred stock	12,000,000	-
Preferred stock issuance costs	(695,999)	-
Proceeds from issuance of common stock and warrants – net of issuance costs	10,559,333	1,660,760
Deferred equity costs	-	(698,500)
Cash overdraft	-	69,370
Net Cash Provided by Financing Activities	$18,913,453	$312,577

Effects of foreign currency translation:
Foreign currency translation loss	(6,125)	(7,917)
Net increase (decrease) in cash	5,411,515	(659,764)
Cash at beginning of year	-	659,764

Cash at end of year	$5,411,515	$-

Supplemental disclosures of cash flow information:
Cash paid for interest	$411,416	$501,165
Cash paid for taxes	$87,420	$-

Supplemental disclosure of non-cash investing and financing activities:
Stock issued for future services - third parties	$14,514,415	$1,107,719
Warrants issued in conjunction with debt issue costs	$-	$427,759
Derivative liability on Series D offering	$8,175,459	$-
Debt discount recorded on convertible and unsecured debt accounted for as a derivative liability	$-	$3,554,672
Stock issued to settle accounts payable, accrued liabilities, and contracts	$5,543,887	$1,780,575
Conversion of convertible debt and accrued interest for common stock	$-	$1,069,402
Stock issued for interest	$-	$334,099
Conversion of marketable securities	$1,000,000	$-
Stock issued to settle accrued executive compensation	$-	$4,667,764
Stock issued for board member compensation	$152,412	$18,750
Reclassification of derivative liability to additional paid in capital and warrant settlements	$11,979,006	$9,784,748
Capital leases	$84,151	$-

The accompanying notes are an integral part of these consolidated financial statements.

MusclePharm Corporation and Subsidiary

Notes to Consolidated Financial Statements

(December 31, 2013 and 2012)

Note 1: Nature of Operations and Basis of Presentation

Nature of Operations

MusclePharm Corporation is a scientifically driven, performance lifestyle Company that develops, manufactures, markets and distributes branded nutritional supplements. We were incorporated in Nevada in 2006.  As used in this report, the terms the “Company”, “we”, “our”, “MusclePharm”, or “MP” refer to MusclePharm Corporation and its predecessors, subsidiaries and affiliates, unless the context indicates otherwise. Our principal executive offices are located in Denver, Colorado.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the United States Securities and Exchange Act of 1934.

Note 2: Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of MusclePharm Corporation and its wholly-owned subsidiary MusclePharm Canada Enterprises Corp (“MusclePharm Canada”). MusclePharm Canada began operations in April 2012. All intercompany accounts and transactions between MusclePharm Corporation and MusclePharm Canada have been eliminated upon consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future non-conforming events. Accordingly, the actual results could differ significantly from estimates.

Risks and Uncertainties

The Company operates in an industry that is subject to rapid change and intense competition. The Company’s operations will be subject to significant risk and uncertainties including financial, operational, technological, regulatory and other risks, including the potential risk of business failure.

Management’s Plans with Respect to Liquidity and Capital Resources

The Company’s management believes that with increased sales expansion and the opening of the Franklin, Tennessee distribution center, there will be opportunities to increase sales; however, the Company may need to continue to raise capital in order execute the business plan, which includes buying more inventory and broadening the sales platform. There can be no assurance that such capital will be available.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less and money market accounts to be cash equivalents. At December 31, 2013 and 2012, the Company had no cash equivalents.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.  At December 31, 2013, we had two bank accounts that exceeded the federally insured limit. At December 31, 2012, there were no balances that exceeded the federally insured limit.

MusclePharm Corporation and Subsidiary

Notes to Consolidated Financial Statements

(December 31, 2013 and 2012)

Restricted Cash

The Company segregates cash that is restricted in its use based on contractual provisions from unrestricted cash and cash equivalent balances. See Note 8(A) for further discussion on our December 31, 2013 restricted cash balance.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable represents trade obligations from customers that are subject to normal trade collection terms. Prior to July 1, the accounts receivable were sent directly to the Company’s third party manufacturer and netted with any outstanding liabilities to the manufacturer. Subsequent to July 1, the Company took over the receipt and processing of accounts receivable. The Company periodically evaluates the collectability of its accounts receivable and considers the need to establish an allowance for doubtful accounts based upon historical collection experience and specific customer information. Accordingly, the actual amounts could vary from the recorded allowances. There is also a review of customer discounts at the period end and an accrual made for discounts earned but not yet utilized by period end.

Management performs ongoing evaluations of the Company’s customers’ financial condition and generally does not require collateral. Some international customers are required to pay for their orders in advance of shipment. Management reviews accounts receivable quarterly and reduces the carrying amount by a valuation allowance that reflects management’s best estimate of amounts that may not be collectible. Allowances, if any, for uncollectible accounts receivable are determined based upon information available and historical experience. Bad debt expense recognized as a result of our valuation allowance is classified under General and administrative expense in the Consolidated Statement of Operations.

The Company does not charge interest on past due receivables. Receivables are determined to be past due based on the payment terms of the original invoices. The Company’s finance department contacts customers with past due balances to request payment.

Accounts receivable consisted of the following at December 31, 2013 and 2012:

	As of December 31,
	2013	2012
Accounts receivable	$14,830,487	$4,416,193
Less: allowance for discounts	(1,060,000)	(1,088,720)
Less: allowance for doubtful accounts	(29,307)	(25,129)
Accounts receivable – net	$13,741,180	$3,302,344

At December 31, 2013 and 2012, the Company had the following concentrations of accounts receivable with customers:

Customer	2013	2012
A	24%	0%
B	16%	6%
Bodybuilding.com	14%	20%
D	5%	24%

Inventory

Inventory is valued at the lower of cost or market value. Product-related inventory is maintained using the First-In First-Out method. To estimate any necessary obsolescence or lower-of-cost-or-market adjustments, various assumptions are made in regard to excess or slow-moving inventories, non-conforming inventories, expiration dates, current and future product demand, production planning and market conditions.

Prepaid Giveaways

Prepaid giveaways represent non-inventory sample items which are given away to aid in promotion of the brand.

Prepaid Sponsorship and Endorsement Fees

Prepaid sponsorship and endorsement fees represent fees paid in connection with Company sponsorships of certain events and trade shows as well as prepaid athlete endorsement fees, which are expensed over the period the fees are earned. A significant amount of the Company’s promotional expenses results from payments under endorsement and sponsorship contracts.  Accounting treatment for endorsement and sponsorship payments is based upon specific contract provisions.  Generally, endorsement payments are expensed straight-line over the term of the contract after giving recognition to periodic performance compliance provisions of the contract.  Prepayments made under the contracts are included in either current or long-term prepaid expenses depending on the period for which the prepayment applies.

MusclePharm Corporation and Subsidiary

Notes to Consolidated Financial Statements

(December 31, 2013 and 2012)

Prepaid Stock Compensation

Prepaid stock compensation represents amounts paid with stock for future contractual benefits to be received. The Company amortizes these contractual benefits over the life of the contracts using the straight-line method.

Property and Equipment

Property and equipment are stated at cost and depreciated to their estimated residual value over their estimated useful lives. When assets are retired or otherwise disposed of, the assets and related accumulated depreciation are relieved from the accounts and the resulting gains or losses are included in the Statements of Operations. Repairs and maintenance costs are expensed as incurred. Depreciation is provided using the straight-line method for all property and equipment.

Deferred Equity Costs

Costs associated with equity offerings are initially classified as deferred equity costs until moneys are received from the sale of equity shares. Upon receipt of funds, the Company nets any deferred equity costs against the gross proceeds recorded as equity.

Other Current Assets

Other current assets are primarily made up of several items of prepaid expenses including legal retainers, print advertising, insurance, and service contracts requiring up-front payments.

Website Development Costs

Costs incurred in the planning stage of a website are expensed, while costs incurred in the development stage are capitalized and amortized over the estimated useful life of the asset.

Long-Lived Assets

We review our long-lived assets, such as property, plant and equipment and intangible assets for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. We use an estimate of future undiscounted net cash flows of the related assets or groups of assets over their remaining lives in measuring whether the assets are recoverable. An impairment loss is calculated by determining the difference between the carrying values and the fair values of these assets. We did not consider any of our long-lived assets to be impaired during the years ended December 31, 2013 or 2012.

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

MusclePharm Corporation and Subsidiary

Notes to Consolidated Financial Statements

(December 31, 2013 and 2012)

The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  The following are the major categories of assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 and 2012, using quoted prices in active markets for identical liabilities (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	As of December 31,
	2013	2012
Assets
Debt securities – FUSE convertible notes (Level 2)	$259,715	$-
Derivative instruments – FUSE warrants (Level 2)	119,248	-
	378,963	-

Liabilities
Derivative liabilities - Series D shares (Level 2)	$1,147,330	$-

The Company’s remaining financial instruments consisted primarily of accounts receivable, accounts payable and accrued liabilities, and debt. The Company’s debt approximates fair value based upon current borrowing rates available to the Company for debt with similar maturities. The carrying amounts of the Company’s financial instruments generally approximated their fair values as of December 31, 2013 and 2012, respectively, due to the short-term nature of these instruments.

Debt Securities

The Company classifies its investment securities as either held-to-maturity, available-for-sale or trading. The Company’s debt securities are classified as trading securities and are carried at fair value with changes recognized through net income. See Note 5 for further discussion of the Company’s debt securities.

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

Debt

The Company defines short term debt as any debt payment due less than one year from the date of the financial statements. Long term debt is defined as any debt payment due more than one year from the date of the financial statements. Refer to Note 8 for further disclosure of debt liabilities.

Derivatives

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

MusclePharm Corporation and Subsidiary

Notes to Consolidated Financial Statements

(December 31, 2013 and 2012)

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

The Company has determined that advertising related credits that were granted to customers fell within the guidance of ASC No. 605-50-55 (“Revenue Recognition” – Customer Payments and Incentives). The guidance indicates that, absent evidence of benefit to the vendor, appropriate treatment requires netting these types of payments against revenues and not expensing as advertising expense.

The Company records sales allowances and discounts as a direct reduction of sales. The Company grants volume incentive rebates to certain customers based on contractually agreed upon percentages once certain thresholds have been met. These volume incentive rebates are recorded as a direct reduction to sales.

Sales for the years ended December 31, 2013 and 2012 are as follows:

	Years Ended December 31,
	2013	2012
Gross Sales	$128,319,128	$77,768,138

Discounts	(17,441,537)	(10,712,923)

Sales – Net	$110,877,591	$67,055,215

The Company has an informal 7-day right of return for products. There were nominal returns under the Company’s informal right of return policy for the years ended December 31, 2013 and 2012.

Significant Customers

For the years ended December 31, 2013 and 2012, the Company had the following concentrations of revenues with customers:

	Years Ended December 31,
Customer	2013	2012
Bodybuilding.com	27%	33%
B	11%	8%
C	7%	12%

A loss of any one of these customers could have a material adverse impact on the Company.

MusclePharm Corporation and Subsidiary

Notes to Consolidated Financial Statements

(December 31, 2013 and 2012)

Discounts and Sales Allowances

We offer various discounts and sales allowances for volume rebate programs, product promotions, early payment remittances, and other discounts and allowances. We accrue for sales discounts and allowances over the period they are earned. Because of the inherent uncertainty surrounding volume rebate programs and product promotions that are based on sales thresholds, actual results could generate liabilities greater or less than the recorded amounts. Sales discounts and allowances for the year ended December 31, 2013, and 2012 were $17.4 million and $10.7 million, respectively.

Cost of Sales

Cost of sales represents costs directly related to the production, manufacturing and freight of the Company’s products.

Significant Vendors

The Company uses four non-affiliated principal manufacturers for the components of our products. We have an agreement in place with our primary manufacturer, which is in place to support our growth and ensure consistency in production and quality. During 2013, our primary manufacturer accounted for approximately 67% of our product purchases and the next largest manufacturer accounted for 32% of product purchases. In 2012, our primary manufacturer accounted for 100% of our product purchases.

Shipping and Handling

Prior to March 1, 2013, MusclePharm used a manufacturer from Tennessee to ship directly to our customers. After that date, MusclePharm took control of the shipping and began shipping products from a 152,000 square foot distribution center in Franklin, Tennessee.

Prior to July 1, 2013, our products were transported from our manufacturer to the MusclePharm distribution center, but title did not pass from the manufacturer until loaded on the truck for shipment to the customer.  As a result, MusclePharm did not take title to our products.

On July 1, 2013, the Company terminated a distribution agreement dated November 17, 2010 with one of our key product manufacturers in which the manufacturer received and fulfilled customer sales orders for a majority of our products. In connection with the termination of the agreement, the Company took control of customer order fulfillment through our Franklin, Tennessee warehouse. The facility is operated with the Company’s equipment and employees, and all inventory is owned by the Company. Shipments to customers from our distribution center are recorded as a component of cost of sales.

The Company also uses a manufacturer in New York to manufacture one of the Company’s products. These orders are typically large and heavy and are drop shipped directly to our customers at the time of order. Costs associated with these shipments are recorded in cost of sales.

For Canadian sales, the product is shipped from our Canadian warehouse to our customers. Costs associated with the shipments are recorded in cost of sales.

Advertising

Advertising and promotion expenses include digital and print advertising, trade show events, athletic endorsements and sponsorships, and promotional giveaways.  Advertising expenses are recognized in the month that the advertising appears while costs associated with trade show events are expensed when the event occurs.  For major trade shows, the expenses are recognized over the period in which we recognize revenue associated with sales generated at the trade show. Costs related to promotional giveaways are expensed when the product is either given out at a promotional event or shipped to the customer.

A significant amount of the Company’s promotional expenses results from payments under endorsement and sponsorship contracts.  Accounting treatment for endorsement and sponsorship payments is based upon specific contract provisions.  Generally, endorsement payments are expensed straight-line over the term of the contract after giving recognition to periodic performance compliance provisions of the contract.  Prepayments made under the contracts are included in either current or long-term prepaid expenses depending on the period for which the prepayment applies.

Some of the contracts provide for contingent payments to endorsers or athletes based upon specific achievement in their sports (e.g. winning a championship).  The Company records expense for these payments when the endorser achieves the specific achievement.

MusclePharm Corporation and Subsidiary

Notes to Consolidated Financial Statements

(December 31, 2013 and 2012)

Advertising expense for the years ended December 31, 2013 and 2012, are as follows:

	Year Ended December 31,
	2013	2012

Advertising	$15,534,646	$8,430,401

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

The Company records interest and penalties related to unrecognized tax benefits in income tax expense. There were no interest or penalties related to unrecognized tax benefits for the years ended December 31, 2013 and 2012. The Company did incur interest and penalties related to payroll taxes of $28,830 and $4,391, respectively for the years ended December 31, 2013 and 2012.

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

Since the Company reflected a net loss for the years ended December 31, 2013 and 2012, respectively, the effect of considering any common stock equivalents, if exercisable, would have been anti-dilutive. A separate computation of diluted loss per share is not presented.

Net loss per share in for the years ended December 3, 2013 and 2012 was $(2.46) and $(13.00), respectively.

The Company has the following common stock equivalents as of December 31, 2013 and 2012, respectively:

	As of December 31,
	2013	2012
Stock options (exercise price – $425/share)	472	1,847
Warrants (exercise price – $12.75 - $1,275/share)	263,089	89
Total common stock equivalents	263,561	1,936

In the above table, some of the outstanding instruments from 2013 and 2012 contain ratchet provisions that would cause variability in the exercise price at the balance sheet date. As a result, common stock equivalents could change.

Foreign Currency

MusclePharm began operations in Canada in April 2012. The Canadian Dollar was determined to be the functional currency as the majority of the transactions related to the day to day operations of the business are exchanged in Canadian Dollars. At the end of the period, the financial results of the Canadian operation are translated into the U.S. Dollar, which is the reporting currency, and added to the U.S. operations for consolidated company financial results. The revenue and expense items are translated using the average rate for the period and the assets and liabilities at the end of period rate. Transactions that have completed the accounting cycle and resulted in a gain or loss related to translation are recorded in realized gain or loss due to foreign currency translation under other income and expense on the income statement. Transactions that have not completed their accounting cycle but appear to have gain or loss due to the translation process are recorded as unrealized gain or loss due to translation and held in the equity section on the balance sheet until such date the accounting cycle of the transaction is complete and the actual realized gain or loss is recognized.

MusclePharm Corporation and Subsidiary

Notes to Consolidated Financial Statements

(December 31, 2013 and 2012)

Reclassification

The Company has reclassified certain prior period amounts to conform to the current period presentation. These reclassifications were for presentation purposes and had no effect on the financial position, results of operations, or cash flows for the periods presented.

Recent Accounting Pronouncements

In January 2013, the FASB issued ASU 2013-01, which clarifies the scope of the offsetting disclosure requirements in ASU 2011-11. Under ASU 2013-01, the disclosure requirements would apply to derivative instruments accounted for in accordance with ASC 815, including bifurcated embedded derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending arrangements that are either offset on the balance sheet or subject to an enforceable master netting arrangement or similar agreement. ASU 2013-01 is effective for fiscal years beginning on or after January 1, 2013 and interim periods within those years. This pronouncement has been implemented in the Company’s financial statements for the year ended December 31, 2013 without impact.

In March 2013, the FASB issued ASU 2013-05, which indicates that the entire amount of a cumulative translation adjustment (CTA) related to an entity’s investment in a foreign entity should be released when one of the following occur:

•	Sale of a subsidiary or group of net assets within a foreign entity and the sale represents the substantially complete liquidation of the investment in the foreign entity.

•	Loss of a controlling financial interest in an investment in a foreign entity

•	Step acquisition for a foreign entity

The ASU does not change the requirement to release a pro rata portion of the CTA of the foreign entity into earnings for a partial sale of an equity method investment in a foreign entity. ASU 2013-5 is effective for fiscal years (and interim periods within those fiscal years) beginning on or after December 15, 2013. This pronouncement has been implemented in the Company’s financial statements for the year ended December 31, 2013 without impact.

In February 2013, the FASB issued ASU 2013-02, which requires entities to disclose the following additional information about items reclassified out of accumulated other comprehensive income (AOCI):

•	Balance by component (ie. Unrealized gains or losses on available-for-sale securities or foreign currency items, with separate presentation of (1) reclassification adjustments and (2) current period OCI. Both before-tax and net-of-tax presentation of the information are acceptable as long as an entity presents the income tax benefit or expense attributed to each component of OCI and reclassification adjustments in either the financial statements or the notes to the financial statements.

•	Significant items reclassified out of AOCI by component either on the face of the income statement or as a separate footnote to the financial statements.

ASU 2013-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. The pronouncement has been implemented in the Company’s financial statements for the year ended December 31, 2013 without impact.

Note 3: Property and Equipment

Property and equipment consisted of the following at December 31, 2013 and 2012:

	2013	2012	Estimated Useful Life
Furniture, fixtures and equipment	$1,849,462	$1,323,998	From 36 to 60 months
Leasehold improvements	619,159	563,204	From 20 to 66 months
Vehicles	442,300	100,584	5 years
Displays	33,683	32,057	5 years
Website	11,462	11,462	3 years
Construction in Process	1,018,509	-
Total	3,974,575	2,031,305
Less: Accumulated depreciation and amortization	(1,360,991)	(674,941)
	$2,613,584	$1,356,364

We recorded depreciation expense of $708,978 and $475,320 for the years ended December 31, 2013 and 2012, respectively.

MusclePharm Corporation and Subsidiary

Notes to Consolidated Financial Statements

(December 31, 2013 and 2012)

Note 4: Inventory

On July 1, 2013, the Company terminated a Distribution Agreement dated November 17, 2010 with one of our key product manufacturers in which the manufacturer received and fulfilled customer sales orders for a majority of our products as more fully discussed in the “Shipping and Handling” section of Note 2 above. In connection with the termination of the agreement, the Company purchased an aggregate $4,664,421 of product inventory, and took over control of customer order fulfillment through our Franklin, Tennessee warehouse.

Inventory consisted of the following at December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012
Product Inventory	15,772,368	257,975

The Company reserves for obsolete and slow moving inventory based on the age of the product as determined by the expiration date.  Products within one year of their expiration dates are considered for reserve purposes.  Historically, we have had minimal returns, and any damaged packaging is sent back to the manufacturer for replacement.  The Company recorded a reserve for obsolete and slow moving inventory of $229,148 as of December 31, 2013.

Note 5: Debt Securities

Biozone Convertible Note

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

The Company classified this note as a Level 2 available-for-sale security and engaged an independent third party firm to value the note and its embedded conversion features each reporting period.  Changes in the reported value of the note were included as a component of other comprehensive income until the note was settled.  The note had a fair value on the purchase date of $1,955,462, and was purchased at a $44,538 premium.  The premium was netted against a discount of $1,248,292 attributable to the derivative instrument to be accreted as interest income over the stated maturity of the note.

On October 24, 2013, the Company converted principal in the amount of $1,000,000 into 5,000,000 shares of Biozone’s common stock and was repaid the remaining principal of $1,000,000 and accrued interest of $32,877 to satisfy the remaining debt. All remaining amounts related to the note discount have been recognized in interest income and the changes in fair value have been recorded in net income. All amounts carried in other comprehensive income related to this note have been reclassified to net income upon its retirement. The Company recognized a total loss on this debt security upon conversion of $13,900.

Fuse Convertible Note

On November 7, 2013, the Company purchased, for an aggregate $200,000, a senior secured convertible promissory note from Fuse Science Inc.  (“Fuse”) (OTC:DROP) that matures 90 days from the date of issuance, and certain derivative instruments (Note 6), the value of which was recorded as a discount to the note to be accreted over the note’s term.  The promissory note bears interest at a rate of 10% per annum and is convertible at any time prior to the maturity date into 3,076,923 shares of Fuse common stock at the conversion rate of $0.065 per share. The Company’s ability to convert into Fuse common stock is restricted by a beneficial ownership limitation of 9.99% of the number of the common stock outstanding after giving effect to the issuance of common stock issuable upon conversion.

The Company has classified this note as a Level 2 trading security and has used a Black Scholes valuation model to determine the value of the conversion option and detachable derivative instrument.  Changes in the reported value of the note will be included as a component of net income.  Values of $1,910 and $142,707 attributable to the conversion option and derivative instruments, respectively, have been recorded as a discount to be accreted as interest income over the stated maturity of the note.  As of December 31, 2013, the portion of the discount not yet accreted was $9,974.

MusclePharm Corporation and Subsidiary

Notes to Consolidated Financial Statements

(December 31, 2013 and 2012)

On December 11, 2013, the Company amended the Fuse note and funded an additional $75,000 under the original terms of the note. A value of $31,867 attributable to the purchased derivative instruments has been recorded as a discount to be accreted as interest income over the stated maturity of the note.  As of December 31, 2013, the portion of the discount not yet accreted was $5,311.

The following table summarizes the Company’s marketable securities activity for the year ended December 31, 2013:

	Biozone Note	Fuse Note	Total
FV of debt security on purchase date	$1,955,462	$275,000	$2,230,462
Premium on purchase date	44,538	-	44,538
Discount for value of derivative instrument and conversion option	(1,248,292)	(176,484)	(1,424,776)
Accretion of net discount	1,248,292	161,199	1,409,491
Conversion of principal	(1,000,000)	-	(1,000,000)
Repayments received	(1,000,000)	-	(1,000,000)
Balance – December 31, 2013	$-	$259,715	$259,715

See Note 17(B) for subsequent event related to the Fuse Note.

Note 6: Derivative Instruments

Biozone Warrants

In conjunction with the purchase of the Biozone convertible promissory note discussed in Note 5, the Company received a callable warrant to purchase up to 10,000,000 shares of Biozone at an exercise price of $0.40 per share with an expiration date of 10 years from the date of issuance. The initial value of the warrant was $1,248,292 and was recorded as a discount against the note. The Company’s ability to exercise the warrant is limited by a beneficial ownership limitation of 4.99% of the number of the common shares outstanding in Biozone after giving effect to the exercise of the warrant.

The Company classified the warrant as a Level 2 fair value measurement, and engaged an independent third party firm to value the warrant using a binomial lattice pricing model where the option value is calculated using a backward induction process.  This model considers price volatility, time, and dilutive effect of exercising. The pricing model assumes a volatility of 70% at the dates of purchase and period end.

On November 25, 2013, the Company entered into a sale agreement with several accredited investors to sell the Biozone warrants for an aggregate purchase price of $1,250,000.

Fuse Warrants

In conjunction with the purchase of the Fuse convertible promissory note as amended and discussed in Note 5, the Company received callable warrants to purchase up to 9,165,750 shares of Fuse at an exercise price of $0.065 per share with expiration dates of 5 years from the date of issuance. The initial value of the warrants was $174,574 and was recorded as a discount against the note.

The Company has classified the warrant as a Level 2 fair value measurement, and used a Black Scholes model to value the warrant.  This model considers price volatility, time and risk.

The following table summarizes the Company’s derivative asset activity for the year ended December 31, 2013:

Balance – December 31, 2012	$-
Fair value of warrants on purchase date	1,422,866
Sales	(1,250,000)
Realized gain (loss)	1,708
Unrealized gain (loss)	(55,326)
Balance – December 31, 2013	$119,248

MusclePharm Corporation and Subsidiary

Notes to Consolidated Financial Statements

(December 31, 2013 and 2012)

Note 7: Marketable Securities

The following table summarizes the Company’s marketable security activity for the year ended December 31, 2013:

Balance – December 31, 2012	$-
Debt Conversions	1,000,000
Sales	(1,500,000)
Realized gain (loss)	500,000
Unrealized gain (loss)	-
Balance – December 31, 2013	$-

Marketable securities represent the 5,000,000 shares of Biozone common stock that was received upon conversion of the debt security as discussed in Note 5 above. The 5,000,000 shares of Biozone common stock was sold for total proceeds of $1,500,000 and a realized gain of $500,000.

Note 8: Debt

At December 31, 2013 and 2012, debt consists of the following:

	2013	2012

Revolving line of credit	$2,500,000	$-
Auto loan - secured	2,902	15,380
Unsecured debt	59,600	4,452,183
Total debt	2,562,502	4,467,563
Less: current portion	(2,562,502)	(4,463,040)
Long term debt	$-	$4,523

Debt in default of $59,600 and $64,600 at December 31, 2013 and 2012, respectively, is included as a component of short-term debt. Debt in default is related to certain convertible notes issues in 2012 and prior where the notes were never converted to common stock or principle repaid. The Company is in the process of contacting the note holders and negotiating settlement of the notes.

Convertible Debt – Secured – Derivative Liabilities

During the year December 31, 2013, the Company issued no convertible debt. During the year ended December 31, 2012 the Company issued convertible debt totaling $519,950. The convertible debt includes the following terms:

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
		$519,950

The debt holders are entitled, at their option, to convert all or part of the principal and accrued interest into shares of the Company’s common stock at the conversion prices and terms discussed above. The Company classifies embedded conversion features in these notes as a derivative liability due to management’s assessment that the Company may not have sufficient authorized number of shares of common stock required to net-share settle or due to the existence of a ratchet due to an anti-dilution provision. See Note 9 regarding accounting for derivative liabilities.

MusclePharm Corporation and Subsidiary

Notes to Consolidated Financial Statements

(December 31, 2013 and 2012)

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

(A)	Revolving Line of Credit

On December 24, 2013, the Company entered into a revolving line of credit with U.S. Bank, N.A. in the amount of $2,500,000. The line of credit matures on September 15, 2014 and accrues interest at prime plus 2%, which is payable monthly. The interest rate at December 31, 2013 was 5.25%. The note is secured by a $2,500,000 savings account held at U.S. Bank, N.A. and is shown as restricted cash.

(B)	Unsecured Debt

Unsecured debt consisted of the following activity and terms:

	Principal	Interest Rate	Maturity
Balance – December 31, 2011	2,380,315
Borrowings during the year ended December 31, 2012	5,304,000	15% - 110%	January 13, 2012 – October 1, 2013
Conversion of debt into 44,208 shares of common stock with a valuation of $469,683 ($8.08 - $13.60/share)	(150,000)
Repayments	(3,318,374)
Convertible debt added upon expiration of option	14,000
Balance adjustments	117
Interest and accrued interest (Included in total repayment)	31,896
Loss on repayment (Included in total repayment)	190,229
Balance – December 31, 2012	4,452,183
Repayments	(4,392,583)
Balance – December 31, 2013	$59,600

(C)	Vehicle Loan

Vehicle loan account consisted of the following activity and terms:

	Principal	Interest Rate	Maturity
Balance - December 31, 2011	$26,236	6.99%	28 payments of $1,008
Repayments	(10,856)
Balance – December 31, 2012	15,380	6.99%	16 payments of $1,008
Repayments	(12,478)
Balance – December 31, 2013	$2,902		4 payments of $1,008

(D)	Debt Issue Costs

During the years ended December 31, 2013 and 2012, the Company paid debt issue costs totaling $7,500 and $662,209, respectively.

For the year ended December 31, 2012, the Company issued 22,633 warrants as cost associated with a debt raise. The initial derivative liability value of $427,759 was recorded as debt issue costs and derivative liability.

The following is a summary of the Company’s debt issue costs for the years ended December 31, 2013 and 2012:

	2013	2012
Debt issuance costs	$335,433	$851,923
US Bank Line of Credit	7,500	-
Accumulated amortization of debt issuance costs	(335,433)	(516,490)
Debt issuance costs – net	$7,500	$335,433

MusclePharm Corporation and Subsidiary

Notes to Consolidated Financial Statements

(December 31, 2013 and 2012)

During the years ended December 31, 2013 and 2012, the Company amortized $335,433 and $394,964, respectively in debt issuance costs. The US Bank Line of Credit debt issuance costs of $7,500 will be amortized to interest expense over the term of the credit line, and is included in Other current assets in our Consolidated Balance Sheets.

(E)	Debt Discount

During the year ended December 31, 2013, the Company had no debt discounts. During the year ended December 31, 2012, the Company recorded debt discounts totaling $3,554,673, respectively.

The debt discounts recorded in 2012 pertain to convertible debt and warrants that contain embedded conversion options that are required to be bifurcated and reported at fair value.

The Company amortized $6,122,006 to interest expense in the year ended December 31, 2012 as follows:

Debt discount – December 31, 2011	2,567,333
Additional debt discount – year ended December 31, 2012	3,554,673
Amortization of debt discount – year ended December 31, 2012	(6,122,006)
Debt discount – December 31, 2012	$-

Note 9: Derivative Liabilities

The Company identified conversion features embedded within convertible debt, warrants and Series D Preferred Stock issued during the years ended December 31, 2013 and 2012 (see Notes 5, 6 and 8). The Company has determined that the features associated with the embedded conversion option should be accounted for at fair value as a derivative liability as the Company could not determine if a sufficient number of shares would be available to settle all transactions.

The fair value of the conversion feature is summarized as follows:

Derivative liability - December 31, 2011	7,061,238
Fair value at the commitment date for debt instruments	1,096,808
Fair value at the commitment date for warrants issued	7,526,671
Fair value mark to market adjustment for debt instruments	(1,579,663)
Fair value mark to market adjustment for warrants	(4,345,916)
Fair value mark to market adjustment for Series C Preferred Stock issued	(59)
Reclassification to additional paid-in capital for financial instruments conversions and maturities	(4,124,387)
Warrant settlements	(5,634,692)
Derivative liability - December 31, 2012	-
Fair value at the commitment date for equity instruments	8,175,459
Fair value at the commitment date for warrants issued	96,913
Fair value mark to market adjustment for equity instruments	4,795,512
Fair value mark to market adjustment for warrants	58,452
Conversion instruments exercised or settled	(11,979,006)
Derivative liability – December 31, 2013	$1,147,330

The Company recorded the debt discount to the extent of the gross proceeds raised, and expensed immediately the remaining value of the derivative as it exceeded the gross proceeds of the note. The Company recorded a derivative expense of $96,913 and $4,409,214 for the years ended December 31, 2013 and 2012, respectively.

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of December 31, 2013:

	Commitment Date	Re-measurement Date
Expected dividends	0%	0%
Expected volatility	120%	47%
Expected term:	1 year	1 year
Risk free interest rate	0.14%	0.13%

MusclePharm Corporation and Subsidiary

Notes to Consolidated Financial Statements

(December 31, 2013 and 2012)

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of December 31, 2012:

	Commitment Date	Re-measurement Date
Expected dividends	0%	N/A
Expected volatility	228% -251%	N/A
Expected term:	6 months – 4 years	N/A
Risk free interest rate	0.09% - 0.72%	N/A

Note 10: Restricted Stock Units

In November 2012, the Company granted 129,413 restricted stock units through restricted stock unit agreements to certain executives. Each restricted stock unit represents a contingent right to receive one share of the Company’s common stock upon vesting. The value of this award at the grant date was $449,900 and will be amortized over the vesting periods such that each tranche of restricted stock units will be fully amortized at the date of vesting. The restricted stock units vest in one tranche of 43,137 on January 1, 2013 and two tranches of 43,138 shares on January 1, 2014 and December 1, 2014. As of December 31, 2013, 43,137 restricted stock units have vested and the unamortized portion of this award is $149,967.

In June 2013, the Company approved a restricted stock award to certain key employees, officers and directors for 1,550,000 cumulative shares. The awarded shares were issued upon the award’s approval with ownership rights to be conveyed upon vesting. The value of this award at the grant date was $17,065,500. Of these shares, the Company estimates that 1,500,200 shares will fully vest for a total value of $16,517,202. This amount will be amortized over the vesting periods such that each tranche’s estimated shares of restricted stock will be fully amortized at the dates of vesting. The Company will periodically review this estimate for reasonableness and make adjustments as appropriate. The award vests in two tranches with 17% vesting December 31, 2013 and the remaining 83% vesting December 31, 2015 with the exception of certain executives under employment agreements that terminate prior to December 31, 2015. These awards will be amortized over the remaining term of their employment agreements. As of December 31, 2013, 263,500 shares have vested and the unamortized portion of this award is $13,616,067.

In December 2013, the Company granted the independent members of the Board of Directors a restricted stock grant of 19,364 shares as part of the annual director’s compensation plan. The awarded shares were issued upon the award’s approval with ownership rights to be conveyed upon vesting. The value of this award at the grant date was $152,000, and will be amortized over the vesting periods. The restricted stock award will vest in three equal tranches on July 1, 2014, July 1, 2015, and July 1, 2016. As of December 2013, no shares have vested and the unamortized portion of the awards was $126,660.

Total compensation expense for these awards recognized during the year ended December 31, 2013 was $3,075,272 and is included in operating expenses.

Note 11: Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due.  Deferred taxes relate to differences between the basis of assets and liabilities for financial and income tax reporting which will be either taxable or deductible when the assets or liabilities are recovered or settled.

At December 31, 2013, the Company has a net operating loss carry-forward of approximately $36,194,000 available to offset future taxable income. The Company has estimated state loss carry-forwards of approximately $8,011,000. Utilization of future net operating losses may be limited due to potential ownership changes under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). These net operating loss carry-forwards have expiration dates starting in 2030 through 2033.

Income taxes have not been provided on undistributed earnings of certain foreign subsidiaries in an aggregate amount of $523,000 as of December 31, 2013 as the Company considers such earnings to be permanently reinvested outside the United States. The additional U.S. income tax that would arise on repatriation of the remaining undistributed earnings could be offset, in part, by foreign tax credits on such repatriation. However, it is impractical to estimate the amount of net income and withholding tax that might be payable.

The valuation allowance at December 31, 2013 was approximately $12,721,000. The net change in valuation allowance during the year ended December 31, 2013 was a decrease of approximately $937,000. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2013.

MusclePharm Corporation and Subsidiary

Notes to Consolidated Financial Statements

(December 31, 2013 and 2012)

The effects of temporary differences that gave rise to significant portions of deferred tax assets at December 31, 2013 and 2012, are approximately as follows:

	December 31, 2013	December 31, 2012
Net operating loss carry forward	$12,682,000	$8,871,000
Amortization of debt discount and debt issue costs	-	3,732,000
Uniform capitalization	164,000	-
Stock options and warrants	(625,000)	971,000
Depreciation	161,000	74,000
Bad debt	115,000	9,000
Inventory reserve	85,000	-
Accrued liabilities	81,000	-
General business credits	39,000	-
Other	19,000	-
Valuation allowance	(12,721,000)	(13,657,000)
Net deferred tax asset	$-	$-

The Company incurred income tax expense of $115,483, and none, respectively for the years ended December 31, 2013 and 2012. Of the total tax provision, $105,483 is attributed to taxes for foreign operations.

The income tax provision includes the following:

December 31, 2013
Current income tax expense:
Federal	$-
State	10,000
Foreign	105,483
115,483
Deferred income tax provision (benefit):
Federal	(199,971)
State	1,136,549
Change in valuation allowance	(936,578)
-

Provision for (Benefit from) income taxes, net	$115,483

The income tax provision differs from those computed using the statutory federal tax rate of 34% due to the following:

	December 31, 2013	December 31, 2012
Federal tax benefit at statutory rate	$(5,984,836)	$(6,492,978)
State tax benefit – net of federal tax effect	756,722	(418,869)
Foreign income taxes at other than 34%	(29,854)	-
Derivative expense	32,950	1,499,133
Change in fair value of derivative liability	1,650,348	(2,005,989)
Loss on settlement of accounts payable	-	1,495,124
Non-deductible stock compensation	1,363,267	791,109
Other non-deductible expenses	10,428	45,105
Tax deficiency on stock based compensation	679,295	-
Amortization of debt discount	176,308	-
Excess compensation – IRC 162(m)	251,550
Deferred tax adjustment – prior year adjustments	2,145,883	-
Change in valuation allowance	(936,578)	5,087,365
Income tax expense	$115,483	$-

MusclePharm Corporation and Subsidiary

Notes to Consolidated Financial Statements

(December 31, 2013 and 2012)

As a result of the assessment of FASB ASC 740-10), the Company has no unrecognized tax benefits. By statute, tax years ended in 2010-2012 are open to examination by the major taxing jurisdictions to which the Company is subject.

During the year ended December 31, 2013, net income before income taxes for our Canadian subsidiary was approximately $398,000 and net loss before income taxes for U.S. operations was approximately $18,000,000.

Note 12: Stockholders’ Equity

The Company has four separate series of authorized preferred stock:

On November 26, 2012, the Company (i) effected a 1-for-850 reverse stock split of our common stock, including a proportionate reduction in the number of authorized shares of our common stock from 2.36 billion shares to 2.8 million shares of common stock, and (ii) amended our articles of incorporation to increase the number of authorized shares of common stock (post reverse stock split) from 2,941,177 to 100 million effective November 27, 2012.  All share and per share amounts in this document for 2012 have been changed to give effect to the reverse stock split.

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

The shares of Series B had the following provisions:

•	Voting rights entitling the holders to an aggregate 51% voting control;

•	Initially no rights to dividends;

•	Stated value of $0.001 per share;

•	Liquidation rights entitle the receipt of net assets on a pro-rata basis; and

•	Non-convertible.

(C)	Series C Convertible Preferred Stock

In October 2011, the Company issued 190 shares of Series C Convertible Preferred Stock had a fair value of $190,000. Of the total shares issued, 100 shares were issued for $100,000 ($1,000 /share). The remaining 90 shares were issued for services rendered having a fair value of $90,000 ($1,000 /share), based upon the stated value per share. In March 2012, all 190 shares were converted into 22,353 common shares at a conversion price of $0.0085 per share and a loss of $614,984.

The shares of Series C have the following provisions:

•	Stated Value - $1,000 per share;

MusclePharm Corporation and Subsidiary

Notes to Consolidated Financial Statements

(December 31, 2013 and 2012)

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

(D) Series D Convertible Preferred Stock

In January 2013, the Board of Directors authorized 1,600,000 shares of Series D convertible preferred stock. Between January 16, 2013 and February 4, 2013, the Company entered into separate subscription agreements with certain investors in connection with the offering, pursuant to which the Company sold an aggregate of 1,500,000 shares of Preferred Stock for aggregate gross proceeds of approximately $12 million. Pursuant to the Certificate of Designation of the Series D Convertible Preferred Stock filed with the Nevada Secretary of State on January 11, 2013 (the “Certificate of Designation”), each share of Preferred Stock is convertible into two shares of common stock, subject to adjustment as set forth in the Certificate of Designation.  During 2013, 1,368,500 shares of Series D convertible preferred stock were converted on a one for two basis into 2,737,000 shares of common stock.

The shares of Series D have the following provisions:

•	Voting rights based on number of common shares of conversion option;

•	Initially no rights to dividends;

•	Liquidation rights entitle the receipt of net assets on a pro-rata basis; and

•	Convertible into 2 shares of common stock, subject to adjustment.

(E) Common Stock

During the year ended December 31, 2013, the Company issued the following common stock:

Transaction Type	Quantity (#)	Valuation ($)	Range of Value per Share ($)
Conversion of series D preferred stock to common stock	2,737,000	11,823,833	2.80 – 7.54
Cash and warrants	1,191,332	10,559,332	8.26 – 10.50
Executive/board of director compensation	284,164	2,642,004	3.48 – 11.01
Employee stock compensation	51,000	561,510	11.01
Stock issued for services and to settle liabilities	2,217,511	20,213,475	4.02 – 12.99
Total	6,481,007	45,800,154	2.80 – 12.99

During the year ended December 31, 2012, the Company issued the following common stock:

Transaction Type	Quantity	Valuation ($)	Loss on Settlement ($)	Range of Value per Share ($)
Conversion of convertible debt	246,753	950,739	61,124	2.98 - 8.08
Conversion of unsecured/secured debt	44,208	469,683	289,897	8.08 - 13.60
Forbearance of agreement terms	95,528	1,240,032	-	7.14 - 27.54
Cash and warrants	199,422	1,660,760	-	7.59 - 8.50
Executive compensation (1)	431,034	4,686,514	-	8.93 - 17.71
Stock issued for future services	113,740	1,107,719	-	4.75 - 21.25
Conversion of series C preferred stock to common stock	22,353	614,984	614,984	27.51
Warrant conversions/settlements	853,082	7,295,768	1,505,906	5.44 - 15.73
Stock issued in lieu of interest	58,945	334,099	-	5.50 – 10.62
Additional shares due to roundup provision of certificates upon reverse split	561	-	-	-
Total	2,065,626	18,360,298	2,471,911	0.00 – 27.54

MusclePharm Corporation and Subsidiary

Notes to Consolidated Financial Statements

(December 31, 2013 and 2012)

(1)	Represents common stock issued for prior year 2011 accrued compensation of $4,667,764 settled in 2012 and directors awards.

The fair value of all stock issuances above is based upon the quoted closing trading price on the date of issuance, except for stock and warrants issued for cash, which is based on the cash received.

(F)	Stock Options

On February 1, 2010, the Company's Board of Directors and shareholders approved the 2010 Stock Incentive Plan ("2010 Plan"). The 2010 Plan allows the Company to grant incentive stock options, non-qualified stock options, restricted stock awards, restricted stock units and stock appreciation rights to key employees, directors, consultants, advisors and service providers of the Company or its subsidiaries. Any stock option granted in the form of an incentive stock option will be intended to comply with the requirements of Section 422 of the Code. Only stock options granted to employees qualify for incentive stock option treatment. No incentive stock option shall be granted after February 1, 2020, which is 10 years from the date the 2010 Plan was initially adopted. A stock option may be exercised in whole or in installments, which may be cumulative. Shares of common stock purchased upon the exercise of a stock option must be paid for in full at the time of the exercise in cash or such other consideration determined by the compensation committee. Payment may include tendering shares of common stock or surrendering of a stock award, or a combination of methods.

The 2010 Plan is administered by the Compensation Committee. The Compensation Committee has full and exclusive power within the limitations set forth in the 2010 Plan to make all decisions and determinations regarding the selection of participants and the granting of awards; establishing the terms and conditions relating to each award; adopting rules, regulations and guidelines; and interpreting the 2010 Plan. The Compensation Committee will determine the appropriate mix of stock options and stock awards to be granted to best achieve the objectives of the 2010 Plan. The 2010 Plan may be amended by the Board of Directors or the compensation committee, without the approval of stockholders, but no such amendments may increase the number of shares issuable under the 2010 Plan or adversely affect any outstanding awards without the consent of the holders thereof. The total number of shares that may be issued shall not exceed 5,883, subject to adjustment in the event of certain recapitalizations, reorganizations and similar transactions.

On April 2, 2010, the Company issued 3,260 stock options, having a fair value of $630,990, which was expensed immediately since all stock options vested immediately.  These stock options expire on April 2, 2015.

The Company applied fair value accounting for all share based payments awards. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model.

The following is a summary of the Company’s stock option activity:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance – December 31, 2011	1,906	$425.00	3.25 years
Granted	-	-
Exercised	-	-
Forfeited/Cancelled	(59)	$425.00
Balance – December 31, 2012	1,847	$425.00	2.25 years	-
Granted	-
Exercised	-
Forfeited/Cancelled	(1,375)	$425.00
Balance – December 31, 2013 – outstanding	472	$425.00	1.25 years	-
Balance – December 31, 2013 – exercisable	472	$425.00	1.25 years	-

Outstanding options held by related parties – 2013	-
Exercisable options held by related parties – 2013	-
Outstanding options held by related parties – 2012	1,177
Exercisable options held by related parties – 2012	1,177

MusclePharm Corporation and Subsidiary

Notes to Consolidated Financial Statements

(December 31, 2013 and 2012)

(G)	Stock Warrants

All warrants issued during years ended December 31, 2013 and 2012 were accounted for as derivative liabilities. See Note 9.

During the year ended December 31, 2013, the Company entered into convertible equity agreements. As part of these agreements, the Company issued warrants to convert 1,500,000 shares of Series D preferred stock into 3,000,000 shares of common stock. Additionally, the Company issued warrants to purchase 40,000 shares of common stock in conjunction with a consulting agreement.

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

A summary of warrant activity for the Company for the years ended December 31, 2013 and 2013 is as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance at December 31, 2011	333,340	20.33
Granted	500,721	10.20
Exercised	(37,648)	7.57
Converted	(796,324)	10.20
Balance at December 31, 2012	89	1,275.00
Granted	3,040,000	4.09
Exercised/settled	(2,777,000)	4.09
Balance at December 31, 2013	263,089	4.43

Warrants Outstanding				Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Intrinsic Value
$4 - 1,275	263,089	1.00	$4.43	263,089	$4.43	$1,015,533

(H)	Treasury Stock

During the year ended December 31, 2013, the Company repurchased 138,825 shares of its common stock for the total sum of $1,193,783 or an average of $8.60 per share. Of this amount, $1,037,320 or $7.47 per share was considered repurchase of securities and $156,463 was recorded as a loss on settlement and is included in Gain on settlement of accounts payable in the Consolidated Statement of Operations. Included in the repurchase of securities was 120,000 shares, or $934,000, of common stock repurchased by the Company as part of a stock repurchase plan described more fully in Note 12(J). During the year ended December 31, 2012, the Company repurchased 31,096 shares of its common stock for the total sum of $460,978 or an average of $14.82 per share.

The Company records the value of its common stock held in treasury at cost. The Company has not cancelled these shares, and they remain available for re-issuance.

(I)	Consulting Agreement

On July 12, 2012, the Company entered into consulting agreements with two outside consulting firms to provide services related to the capital restructuring of the Company.  These agreements were subsequently amended in March of 2013 and again in April of the same year. During 2013, the Company recognized expenses related to the GRQ and Melechdavid agreements of $7,015,077 which are classified under Professional fees in the Consolidated Statement of Operations.  The Company’s obligations under the GRQ and Melechdavid agreements were completely satisfied as of July 12, 2013 and the agreements have not been renewed or extended.

(J)	Stock Repurchase Plan

On December 10, 2013, the Board of Directors approved a one year, $5 million stock repurchase plan allowing for the repurchase of up to $5,000,000 of MusclePharm common stock over a one year period. During December 2013, the Company repurchased 120,000 shares of MusclePharm common stock with an aggregate price of approximately $934,000. These shares are accounted for using the cost method and are included as a component of Treasury Stock in our Consolidated Balance Sheets.

MusclePharm Corporation and Subsidiary

Notes to Consolidated Financial Statements

(December 31, 2013 and 2012)

Note 13: Commitments, Contingencies and Other Matters

(A)	Operating Lease

The Company accounts for leases as operating or capital based on the criteria set forth in ASC 840-10-25-1. The Company has various non-cancelable operating leases with terms expiring through 2017.

Future minimum annual lease payments for the above leases are approximately as follows:

Years Ended December 31,
2014	$623,114
2015	439,033
2016	121,322
2017	19,965
Total minimum lease payments	$1,203,434

Rent expense for the years ended December 31, 2013 and 2012, was $607,774 and $337,584, respectively.

(B)	Capital Leases

The Company accounts for leases as operating or capital based on the criteria set forth in ASC 840-10-25-1. As of December 31, 2013, the Company had $84,151 in leased assets classified as Furniture, Fixtures, and Equipment under Property and equipment in the Consolidated Balance Sheets. The accumulated depreciation on leased assets as of December 31, 2013 was $1,750. Short term capital lease liabilities are included as a component of current liabilities, and the long-term portion is included as a component of long term liabilities in our Consolidated Balance Sheets.

In August 2013, the Company entered into a lease agreement for the lease of certain equipment to be used by the Company. The agreement stipulates 36 monthly payments of $410.24 and provides for an automatic transfer of ownership at lease end. The interest rate implicit in this lease is 9.5%.

In November 2013, the Company entered into a lease agreement for the lease of certain equipment to be used by the Company. The agreement stipulates 36 monthly payments of $414.64 and provides for an automatic transfer of ownership at lease end. The interest rate implicit in this lease is 5.25%.

In December 2013, the Company entered into four lease agreements for the lease of certain equipment to be used by the Company. The agreements stipulate 36 monthly payments of $490.53 and provide for an automatic transfer of ownership at lease end. The interest rate implicit in these leases is 5.25%.

As of December 31, 2013 and December 31, 2012, the Company had an outstanding balance on capital leases of $81,292, and $0, respectively. Future minimum lease payments are as follows:

Years Ending December 31,

2014	$33,480
2015	33,480
2016	28,631
Total minimum lease payments	95,591
Less amounts representing interest	(14,299)
Present value of minimum lease payments	$81,292

(C)	Legal Matters

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

MusclePharm Corporation and Subsidiary

Notes to Consolidated Financial Statements

(December 31, 2013 and 2012)

As of December 31, 2013, the Company was not a party to any material litigation. During 2013, we settled several immaterial lawsuits including the following case:

•	William Bossung and Bishop Equity Partners LLC v. MusclePharm Corporation, Clark County, Nevada District Court. Date instituted: December 8, 2011. Plaintiff alleges that additional monetary payments are due under a settlement for outstanding warrants. The Company reached a settlement with William Bossung and Bishop Equity Partners LLC effective September 30, 2013 for shares of fully vested restricted shares of MusclePharm Common Stock. The settlement is included in General and administrative expense in the Consolidated Statement of Operations.

(D)	Product Liability

As a manufacturer of nutritional supplements and other consumer products that are ingested by consumers, the Company may be subject to various product liability claims. Although we have not had any material claims to date, it is possible that current and future product liability claims could have a material adverse effect on our business or financial condition, results of operations or cash flows. The Company currently maintains product liability insurance with a deductible/retention of $10,000 per claim with an aggregate cap on retained loss of $5,000,000. At December 31, 2013, the Company had not recorded any accruals for product liabilities.

(E)	Sponsorship and Endorsement Contract Liabilities

The Company has various non-cancelable endorsement and sponsorship agreements with terms expiring through 2017. The total value of outstanding payments as of December 31, 2013 was $16,286,916. The total outstanding payments are as follows:

Outstanding Payments	2014	2015	2016	2017	Total
Endorsement	$2,031,250	$2,385,833	$833,333	$-	$5,250,416
Sponsorship	4,745,000	4,832,500	1,125,000	100,000	10,802,500
Service	174,000	60,000	-	-	234,000
Total	$6,950,250	$7,278,333	$1,958,333	$100,000	$16,286,916

See Note 16 of Notes to Consolidated Financial Statements for more detail regarding endorsement contracts.

(F)	SEC Investigation

In July 2013 the Company received a formal order of investigation of the Company from the Denver Regional Office of the Securities and Exchange Commission. As a result of that formal order, the Company is conducting a review of its internal controls, disclosures of related party transactions, settlements of claims including share issuance, executive compensation, and disclosure of perquisites for the periods of 2010 and 2011. There can be no assurance that these are the only subject matters of concern, what the nature or amounts in question will be, or that these are the only periods under review.

Note 14: Related Party Transactions

Ryan DeLuca, the Chief Executive Officer of one of our major customers, Bodybuilding.com, is the brother of Jeremy DeLuca, MusclePharm’s President of Sales and Marketing. We did maintain a business relationship with Bobybuilding.com prior to hiring Mr. DeLuca. We do not offer preferential pricing of our products to Bodybuilding.com based on these relationships. Sales of products to Bodybuilding.com were $33,977,368 and $25,060,518 for the years ended December 31, 2013 and 2012, respectively.  Bodybuilding.com owed the Company approximately $2 million and $827,000 in trade receivables as of December 31, 2013 and 2012, respectively.

We lease our office and warehouse facility in Hamilton, Ontario, Canada from 2017275 Ontario Inc., which is a company owned by Renzo Passaretti, VP and General Manager of MusclePharm Canada Enterprises Inc., our wholly owned Canadian subsidiary. In 2013 and 2012, we paid rent of $75,035 and $59,303, respectively. The lease expires March 31, 2014.

As discussed in Notes 5 and 6, on August 26, 2013, we entered into a Securities Purchase Agreement with BioZone Pharmaceuticals, Inc. (“Biozone”) pursuant to which we bought (i) $2,000,000 of a 10% secured convertible promissory notes and (ii) a warrant to purchase 10,000,000 shares of the Seller’s common stock, at an exercise price of $0.40 per share, for an aggregate purchase price of $2,000,000. Dr. Philip Frost, a significant investor in the Company and a member of its scientific advisory board, is the Chairman and CEO of OPKO Health, Inc. (“OPKO”), and is the trustee of Frost Gamma Investments Trust (“Frost Gamma”). Each of Dr. Frost, OPKO, and Frost Gamma were significant shareholders in Biozone.

MusclePharm Corporation and Subsidiary

Notes to Consolidated Financial Statements

(December 31, 2013 and 2012)

On October 16, 2013, the Company entered into an Office Lease Agreement with Frost Real Estate Holdings, LLC, a Florida limited liability company owned by Dr. Phillip Frost. Pursuant to the Lease, the Company rents 1,437 square feet of office space for an initial term of three years, with an option to renew the lease for an additional three year term. Total lease commitments under the initial term of the lease are $142,923. As of December 31, 2013, we owed Frost Real Estate Holding, LLC, $13,289 under the terms of the lease.

Subsequent to year end, the Company purchased split dollar life insurance policies on certain key executives. These policies provide a split of 50% of the death benefit proceeds to the Company and 50% to the officer’s designated beneficiaries.

On February 15, 2012, Mr. Drew Ciccarelli filed a Schedule 13G with the Securities and Exchange Commission which indicated Mr. Ciccarelli owned approximately 9.94% of the Company’s common stock at that time. Prior to such date, the Company entered into a Sportswear License Agreement with MusclePharm Sportswear LLC, of which Mr. Ciccarelli was the principle owner, pursuant to which the Company received $250,000 in fees. In November 2013, that agreement was terminated.

Subsequent to February 15, 2012, the Company entered in a Mutual Rescission and Release Agreement with Mr. Ciccarelli pursuant to which certain purchases of the Company’s common stock previously made by Mr. Ciccarelli were rescinded. Also subsequent to February 15, 2012, the Company entered into a Warrant Conversion Agreement with Mr. Ciccarelli pursuant to which certain outstanding warrants to purchase shares of the Company’s common stock then owned by Mr. Ciccarelli were converted into shares of the Company’s common stock.

Note 15: Defined Contribution Plan

The Company has a 401(k) defined contribution plan, in which all eligible employees may participate. The 401(k) plan is a contributory plan. Matching contributions are based upon the amount of the employees’ contributions. Beginning January 1, 2012, the Company may make an additional discretionary 401(k) plan matching contribution to eligible employees. During years ended December 31, 2013 and 2012, the Company’s matching contributions were $61,063 and $42,800, respectively.

Note 16: Endorsement Agreement

On July 26, 2013, the Company entered into an Endorsement Licensing and Co-Branding Agreement by and among, the Company, Arnold Schwarzenegger, Marine MP, LLC, and Fitness Publications, Inc. Under the terms of the Agreement, Mr. Arnold Schwarzenegger will co-develop a special Arnold Schwarzenegger product line and will be co-marketed under Mr. Schwarzenegger’s name and likeness.

In connection with this agreement, the Company also issued Marine MP, LLC fully vested restricted shares of common stock. As of December 31, 2013, the amount of unamortized stock compensation expense related to this agreement was $7,300,800. The current and non-current portions of this unamortized stock compensation are included as a component of Prepaid Stock Compensation in the Consolidated Balance Sheet.

Note 17: Subsequent Events

(A) Biozone

On January 2, 2014, the Company closed the transactions contemplated in the Asset Purchase Agreement (the “APA”) dated November 12, 2013 with BioZone Pharmaceuticals, Inc. (“BioZone”) and its subsidiaries, BioZone Laboratories, Inc., and Bakers Cummins Corporation (collectively, the “Seller”). At closing, the Company acquired substantially all of the operating assets of BioZone, including all assets associated with QuSomes, HyperSorb and EquaSomes drug delivery technologies and the name “Biozone”, “Biozone Laboratories” and similar names and domain names (and excluding certain assets including cash on hand). The closing was subject to certain conditions precedent including delivery of a fairness opinion to the Company by its financial advisor, which MSLP has obtained.

The base purchase price under the APA was 1.2 million shares of the Company’s common stock, par value $0.001 per share, of which 600,000 shares were placed into escrow for a period of 9 months to cover indemnification obligations and which shares are also subject to repurchase from the escrow for $10.00 per share in cash during the 9 month escrow period. The remaining 600,000 non-escrowed shares were issued to Biozone upon closing and are subject to a lockup agreement which permit private sales (subject to the lockup and certain leak out provisions).

(B)	Fuse Note Extension of Maturity Date

On January 3, 2014, the Company extended the maturity of its convertible note, as more fully described in Notes 5 and 6, with Fuse Sciences. The convertible note has a face amount of $275,000 and a maturity date of January 3, 2019.

(C)	Director Stock Issuance

On March 17, 2014, the Company granted the independent members of the Board of Directors a restricted stock grant of 48,856 shares as part of the annual director’s compensation plan. The awarded shares were issued upon the award’s approval with ownership rights to be conveyed upon vesting. The value of this award at the grant date was $320,007, and will be amortized over the vesting periods. The restricted stock award will vest in three equal tranches on March 17, 2014, March 17, 2015, and March 17, 2016.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and our principal financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and our principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. There was no change in our internal controls or in other factors that could affect these controls during our last fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013 using criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management determined that our internal control over financial reporting was effective as of December 31, 2013.

(c) Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the year ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

However, on March 21, 2014, the Board of Directors approved the creation of a Financial Disclosure Committee, to be comprised of certain officers and directors of the Company, for the purpose of assisting the Chief Executive Officer and Chief Financial Officer in fulfilling their responsibility for oversight of the accuracy and timeliness of the disclosures made by the Company

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers of the Registrant

The following table sets forth certain information as of March 31, 2014, regarding our directors and named executive officers:

Name	Age	Position

Bradley J. Pyatt	33	Chairman of the Board, Chief Executive Officer and President
L. Gary Davis	60	Chief Financial Officer & Treasurer
Richard F. Estalella	52	Chief Operating Officer, Director
Sydney R. Rollock	50	Chief Marketing & Sales Officer
Cory J. Gregory	35	Executive Vice President
Michael J. Doron	52	Director
James J. Greenwell	54	Director
Donald W. Prosser	64	Director
Daniel J. McClory	54	Director

Bradley J. Pyatt is our Chairman of the Board, Chief Executive Officer and Director and founded the company in April 2008. His background includes seven years of experience as a professional athlete, and more than five years of experience in the sports nutrition arena. Mr. Pyatt played in National Football League for the Indianapolis Colts during the 2003, 2004, and 2005 NFL seasons as well for the Miami Dolphins during the 2006 NFL season. Mr. Pyatt played in the Arena Football League for the Colorado Crush during the 2007 and 2008 AFL seasons. Mr. Pyatt attended the University of Kentucky from 1999 to 2002, where he studied kinesiology exercise science, as well the University of Northern Colorado, from 2002 to 2003.

L. Gary Davis has served as our Chief Financial Officer since July 2012. From January 2010 prior to joining us, Mr. Davis worked as a certified public accountant for various clients, specializing in mergers and acquisitions, and has extensive experience in finance with publicly traded companies. From November 2004 to January 2010, Mr. Davis served as Executive Vice President and Chief Financial Officer of Bodybuilding.com, a sports, fitness and nutritional supplement on-line retail store. He previously was Vice President and Chief Financial Officer of U.S. Ecology Corporation, and was previously a director of finance of Fortune 500 Company, Morrison-Knudsen and Vice-President of Finance within Micron Technology. Mr. Davis has a Bachelor’s Degree in Accounting from Boise State University with continuing studies in Finance from Rochester Institute of Technology. He is a licensed certified public accountant in multiple states.

Richard F. Estalella has served as our Chief Operating Officer since April 2013, and as a member of the Board of Directors since August 2013. Prior to joining MusclePharm, Mr. Estalella served as Senior Vice President of Operations at Arbonne International, LLC since 2005. Mr. Estalella was instrumental in Arbonne’s expansion operations and distribution upgrades and was responsible for all warehouse and distribution facilities, facilities maintenance departments and Customer Service. Previously, between 1998 and 2005, he owned a consulting business specializing in retail, operations, warehousing and distribution. Prior to that, Mr. Estalella served as Senior Vice President of Warehouse Operations for Office Depot between 1987 and 1998 and established many of its retail markets, along with its nationwide distribution center network which helped grow it into a $9 billion company.

Sydney R. Rollock has served as our Chief Marketing & Sales Officer since October 2013. Prior to joining MusclePharm, Mr. Rollock served as President of XXIC Growth Ventures LLC, a company he founded to partner with investors to identify and evaluate Non-Core Consumer Fortune 500 brand businesses in the Over the Counter (“OTC”) Health & Wellness sector to bring buyers and sellers together to form a stand-alone consumer OTC company. Prior to that, Mr. Rollock served as Chief Marketing and Business Development Officer for Brightside Academy in Pittsburgh, Pennsylvania as well as Vice President and General Manager of Health & Wellness OTC Business Unit for GlaxoSmithKline. Mr. Rollock has expertise in general management, global marketing, and corporate strategy as well as wide-ranging experience in leadership roles for Fortune 500 companies including GlaxoSmithKline, Coca-Cola, Campbell’s, and General Mills.

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

Michael J. Doron has served as a director since November 5, 2012. He has been the Managing Director of DDR & Associates, LLC since January 2009, and Evolution Capital Partners, LLC since October 2009. From January 2007 to December 2008, he served as Chief Operating Officer and director of Toyshare, Inc. From February 2006 to January 2007, Mr. Doron served as Chief Operating Officer and Chief Financial Officer of Frontgate Sundance Alliance. From September 2005 to January 2007, he served as Vice President – Private Banking of the Bank of the West. Mr. Doron earned a BA from the University of Maryland and a Master’s of Science from American University.

James J. Greenwell has served as a director since October 15, 2012. Since March 20, 2013 he has been Vice-President of Voice Technology for Intelligrated. (Intelligrated is one of the top material handling automation companies in the U.S.) Intelligrated acquired Datria Systems in March 2013. Since 2000, he has been the Chief Executive Officer of Datria Systems Inc., a speech recognition application software company. He has also served as the Datria Systems’ Chairman since 2002. In prior employment, he served as a technology executive in a number of private and public companies .He has served on the Board of the Cherry Creek School Foundation since September 2010. He was a founding member of Friends of Denver Fire and served on its Board from 2007 through 2010. Mr. Greenwell served on the Board of the Denver Chapter of the American Heart Association from 2002 through 2008 and was Chairman of the Board in 2007. He also served on the Board of Trustees of the Bonfils Blood Center Foundation from 1999 through 2003. Mr. Greenwell earned a BS from the College of Business at Michigan State University and an MBA degree from Saint Mary’s College.

Donald W. Prosser has served as a director on our Board of Directors since July 2012 and has been the principal executive officer and principal financial officer of Arête Industries, Inc. since January 2011 and a director of Arête since September, 2003. Arête is a voluntary filer with the SEC under the Securities Exchange Act of 1934. Mr. Prosser owns a certified public accounting firm, Donald W. Prosser, P.C., specializing in tax services and accounting and has represented a number of private and public companies serving in the capacity of accountant, member of boards of directors, and as chief financial officer. From 1997 to 1999, Mr. Prosser served as Chief Financial Officer and Director for Chartwell International, Inc., a public company publishing high school athletic information and providing athletic recruiting services. From 1999 to 2000, he served as Chief Financial Officer and Director for Anything Internet, Inc. and from 2000 to 2001, served as Chief Financial Officer and Director for its successor, Inform Worldwide Holdings, Inc., a publicly traded company. From November 2002 through June 2008, Mr. Prosser served as CFO of VCG Holding Corp., a public company. From July 2008 through August 2009 Mr. Prosser was Chief Financial Officer of Iptimize, Inc., a provider of broadband and data services that filed a petition under federal bankruptcy laws in October 2009. He also has served on the Board of Directors of Veracity Management Global, Inc., a publicly traded company, since January, 2008. Mr. Prosser has been a certified public accountant since 1975. Mr. Prosser attended the University of Colorado from 1970 to 1971 and Western State College of Colorado from 1972 to 1975, where he earned a Bachelor’s Degree in Accounting and History (1973) and a Master’s Degree in Accounting – Income Taxation (1975).

Daniel J. McClory was appointed as an independent director of the Company’s Board of Directors in August 2013. Mr. McClory has been a member of Hunter Wise Financial Group, LLC since 2003, currently serving as its Managing Director. During his time at Hunter Wise Financial Group, LLC, Mr. McClory has completed public offerings, financings and M&A deals for clients listed on the London Stock Exchange, NASDAQ, NYSE Amex, the Toronto Stock Exchange, and the Over-the-Counter Markets. He has opened Hunter Wise Financial Group, LLC offices in London and Beijing in support of the firm’s investment banking clients in both locations. Mr. McClory earned his BS in English and an MA in Language and International Trade from Eastern Michigan University.

Family Relationships

There are no family relationships between any of our directors and our executive officers.

Involvement in Certain Legal Proceedings

Except as outlined below, to our knowledge, during the past ten (10) years, none of our directors, executive officers, promoters, control persons, or nominees has been:

●	the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

●	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

●	found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law

Since March 20, 2013 he has been Vice-President of Voice Technology for Intelligrated. (Intelligrated is one of the top material handling automation companies in the U.S.) Intelligrated acquired Datria Systems in March 2013. Mr. Greenwell has

Mr. Pyatt filed for protection under Chapter 7 of the federal bankruptcy laws in 2008. He received a discharge relating to the matter in 2008.

Advisory Board

We have established an Advisory Board currently consisting of five members, which serves to advise management with respect to product formulations, product ideas, marketing and related matters. Members of the Advisory Board do not meet on a formal or regular basis. Our management team consults with one or more members of the Advisory Board as needed, from time to time, by means of meetings or telephone conference calls.

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

Dr. Roscoe M. Moore, Jr. – Chief Scientific Director. A Former U.S. Assistant Surgeon General, Dr. Moore served with the United States Department of Health and Human Services (HHS) and was, for the last 12 years of his career there, the principal person responsible for global development support within the Office of the Secretary, HHS, with primary emphasis on Continental Africa and other less developed countries of the world. He was the principal liaison person between the HHS and Ministries of Health in Africa with regard to the development of infrastructure and technical support for the delivery of preventive and curative health needs for the continent. Dr. Moore received his undergraduate and Doctor of Veterinary Medicine degrees from Tuskegee Institute; his Master of Public Health degree in Epidemiology from the University of Michigan; and his Doctor of Philosophy degree in Epidemiology from the Johns Hopkins University. He was awarded the Doctor of Science degree (Honoris Causa) in recognition of his distinguished public health career by Tuskegee University. Dr. Moore was a career officer within the Commissioned Corps of the United States Public Health Service (USPHS) entering with the U.S. National Institutes of Health and rising to the rank of Assistant United States Surgeon General (Rear Admiral, USPHS) within the Immediate Office of the Secretary, HHS. He was selected as Chief Veterinary Medical Officer, USPHS, by Surgeon General C. Everett Koop.

Dr. Phillip Frost – Member of MusclePharm Scientific Advisory Board. Dr. Frost has served as the CEO and Chairman of OPKO Health, Inc. since March 27, 2007. Dr. Frost was named the Chairman of the Board of Teva Pharmaceutical Industries, Limited, or Teva, (NYSE:TEVA) in March 2010 and had previously been Vice Chairman since January 2006 when Teva acquired IVAX Corporation, or IVAX. Dr. Frost had served as Chairman of the Board of Directors and Chief Executive Officer of IVAX Corporation since 1987. He was Chairman of the Department of Dermatology at Mt. Sinai Medical Center of Greater Miami, Miami Beach, Florida from 1972 to 1986. Dr. Frost was Chairman of the Board of Directors of Key Pharmaceuticals, Inc. from 1972 until the acquisition of Key Pharmaceuticals by Schering Plough Corporation in 1986. Dr. Frost was named Chairman of the Board of Ladenburg Thalmann Financial Services Inc. (NYSE Amex:LTS), an investment banking, asset management, and securities brokerage firm providing services through its principal operating subsidiary, Ladenburg Thalmann & Co. Inc., in July 2006 and has been a director of Ladenburg Thalmann from 2001 until 2002 and again since 2004. Dr. Frost also serves as Chairman of the board of directors of PROLOR Biotech, Inc. (NYSE Amex: PBTH), a development stage biopharmaceutical company. He serves as a member of the Board of Trustees of the University of Miami and as a Trustee of each of the Scripps Research Institute, the Miami Jewish Home for the Aged, and the Mount Sinai Medical Center. Dr. Frost is also a director of Castle Brands (NYSE Amex:ROX), a developer and marketer of premium brand spirits. Dr. Frost previously served as a director for Continucare Corporation, Northrop Grumman Corp., Ideation Acquisition Corp., Protalix Bio Therapeutics, Inc., and SafeStitch Medical Inc., and as Governor and Co-Vice-Chairman of the American Stock Exchange (now NYSE Amex).

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

Dr. Stephen Liu, MD, was born in 1960 in Taiwan and currently resides in Beverly Hills, CA. He received his MD from the Keck School of Medicine at USC and his BA from UCLA. Post-graduate training includes a USC orthopedic surgery residency, a Hughston Sports Medicine Fellowship, and training with the Anderson School of Management Physician Executive Program. Dr. Liu's work experience includes jobs with the UCLA School of Medicine as well as their athletics program where he was Team Physician, partnership with Pac Rim Capital Group, and Board of Directorships with Cardo Medical and AM International Bank. Currently he is a Senior Advisor to OPKO Health and is a Frost Group investor. He has co-authored seven books on Sports Medicine, written 45 peer-reviewed articles and given over 100 lectures in 25 different countries. In addition, he has held guest professorships at organizations in 16 countries and served in leadership roles with the Chinese-American Bankers Association, World Affairs Council and Center Theater Group. Awards and honors include the 1997 Cabaud Award for basic sport science research, fellowships with the American Academy Ortho Sports Medicine Society and the Asia Shoulder Society, and the Verdugo Hills Hospital Foundation Humanitarian Award.

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

As of November 12, 2013, our Board of Directors affirmatively determined that Messrs. Doron, Greenwell, McClory and Prosser are “independent” as that term is defined in the NASDAQ listing standards.

Committees and Meetings of the Board

During 2013, our Board of Directors held fourteen meetings. Each director attended at least 75% of the meetings (held during the period that such director served) of the Board and the committees on which such director served in 2013.

In addition, the Board acts from time to time by unanimous written consent in lieu of holding a meeting. During 2013, the Board effected several actions by unanimous written consent.

The following table sets forth the three standing committees of our board and the members of each committee and the number of meetings held by our board and the committees during 2013:

Director	Board	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
Bradley J. Pyatt	Chair
Michael J. Doron	X	X	X	Chair
James J. Greenwell	X	X	Chair	X
Donald W. Prosser	X	Chair	X	X
Daniel J. McClory	X	X	X	X
Meetings in 2013:	14	8	4	4

To assist it in carrying out its duties, the board has delegated certain authority to an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee as the functions of each are described below.

Audit Committee

Messrs. Doron, Greenwell, McClory and Prosser serve on our Audit Committee. Our Audit Committee’s main function is to oversee our accounting and financial reporting processes, internal systems of control, independent auditor relationships and the audits of our financial statements. The Audit Committee’s responsibilities include:

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

Compensation Committee

Messrs. Doron, Greenwell, McClory and Prosser serve on the Compensation Committee. Our Compensation Committee’s main functions are assisting our board of directors in discharging its responsibilities relating to the compensation of outside directors, the Chief Executive Officer and other executive officers, as well as administering any stock incentive plans we may adopt. The Compensation Committee’s responsibilities include the following:

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

Nominating and Corporate Governance Committee

Messrs. Doron, Greenwell, McClory and Prosser serve on our Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee’s responsibilities include:

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

Financial Disclosure Committee

On March 21, 2014, the Board of Directors approved the creation of a Financial Disclosure Committee, to be comprised of certain officers and directors of the Company, for the purpose of assisting the Chief Executive Officer and Chief Financial Officer in fulfilling their responsibility for oversight of the accuracy and timeliness of the disclosures made by the Company.

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

Code of Ethics

We adopted a Code of Ethics on July 24, 2012 that applies to all directors, officers and employees. Our Code of Ethics is available on our website at http://www.musclepharm.com. Our Code of Ethics provides general statements of our expectations regarding ethical standards that we expect our directors, officers and employees to adhere to while acting on our behalf. Among other things, the Code of Ethics provides that:

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, requires the Company’s directors and named executive officers, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership of our common stock and our other equity securities with the SEC. As a practical matter, the Company assists its directors and officers by monitoring transactions and completing and filing Section 16 reports on their behalf. Based solely on a review of the copies of such forms in our possession and on written representations from reporting persons, we believe that during 2013 all of our named executive officers and directors filed the required reports on a timely basis under Section 16(a) of the Exchange Act, except for (i) the Amendment No. 1 to Schedule 13D filed with the SEC on October 21, 2013 for Brad Pyatt, and (ii) the Amendment No. 1 to Schedule 13D filed with the SEC on October 21, 2013 for Cory Gregory.

Item 11. Executive Compensation

Summary Compensation Table for 2013

The following summary compensation tables sets forth all compensation awarded to, earned by, or paid to each person serving as a named executive officer of the Company during the year ended December 31, 2013.

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards (1) ($)		Option Awards (1) ($)	All Other Compensation ($)**		Total ($)

Bradley J. Pyatt	2013	250,000		260,000		3,853,500	(4)	-	44,356	(6)	4,407,856
Chief Executive Officer and President	2012	322,022		160,000				-	59,951	(7)	541,973
	2011	250,000		140,099	(2)	1,555,921	(2) (3)	-	47,713	(8)	1,993,733

L. Gary Davis	2013	175,000		235,000		2,202,000	(4)	-	9,310	(9)	2,621,310
Chief Financial Officer	2012	65,000		75,000		204,500	(5)	-	-		344,500

Richard F. Estalella(24)	2013	163,000		250,000		1,101,000	(4)		31,388	(10)	1,545,388
Chief Operating Officer						-		-	-

Sydney R. Rollock(25)	2013	41,667		35,160		-		-	11,107	(11)	87,934
Chief Marketing and Sales Officer								-

Cory J. Gregory	2013	150,000		160,000		1,651,500	(4)	-	13,765	(12)	1,975,265
Executive Vice President of Brand	2012	201,796		130,000		-		-	22,901	(13)	354,697
Awareness and Social Media	2011	150,000		140,099	(2)	1,555,921	(2) (3)	-	19,966	(14)	1,865,986

Jeremy R. DeLuca	2013	225,000		225,000		2,477,250	(4)	-	20,092	(15)	2,947,342
Executive Vice President and Chief	2012	187,500		130,000		-		-	34,899	(16)	352,399
Marketing Officer (former)(26)	2011	65,833		140,099	(2)	1,555,921	(2) (3)	-	5,717	(17)	1,767,570

John H. Bluher	2013	366,379	(27)	158,750		1,651,500	(4)	-	3,961	(18)	2,180,590
Executive Vice President (former)(27)	2012	182,292		130,000		245,400	(5)	-	8,311	(19)	566,003
	2011	36,458		50,000		-		-	485	(20)	86,943

Larry S. Meer(28)	2012	120,000		31,797		-		-	4,366	(21)	156,163
Chief Financial Officer and Treasurer	2011	74,400				-		-	3,000	(22)	77,400

Leonard Armenta(29)	2011	86,400		-		-		-	1,217	(23)	87,617
Chief Operating Officer

** The Company’s executive compensation table and, specifically, perquisites as disclosed in the “Other Compensation” column of the executive compensation table is currently under review with the SEC as part of the SEC Investigation as discussed in Note 13(F) of the Notes to Consolidated Financial Statements. The audit committee has conducted a detailed and thorough analysis of the perquisites for the periods of 2010, 2011, 2012 and 2013 as part of the preparation of these tables and the SEC Investigation.

(1)	Amounts reflect the aggregate grant date fair value of stock awards computed in accordance with FASB ASC Topic 718. The grant date fair value of each stock award is measured based on the closing price of our common stock on the date of grant. A portion of such stock is subject to forfeiture.

(2)	Reflects the amount returned to the Company in July 2012 as a result of restated revenues for the years ended December 31, 2011 and 2010. Mr. Pyatt, Mr. Gregory, and Mr. DeLuca each received cash bonuses and stock compensation in 2011 based on the attainment of certain revenue thresholds, and the restatement resulted in the reduction of 2011 net revenue by approximately $3,626,000. As a result of the restatement each executive voluntarily returned (i) $30,311 each of their cash bonus and (ii) their stock grant was reduced by 31,008 shares (equal to a value as of the grant date of $276,746).

(3)	Mr. Pyatt, Mr. Gregory, and Mr. DeLuca each received a stock award of $1,555,921, equal to 148,182,972 of shares as of 12/31/11. After giving effect to the 850 for 1 reverse stock split in November 2012, the grant was equivalent to 174,333 shares of common stock at a price per share of $8.92, which was the closing price of our common stock on December 31, 2011, the effective date of the grant. After the return of the 31,008 shares described in note 2 above, each of Mr. Pyatt, Mr. Gregory, and Mr. Deluca received 143,325 shares.

(4)	Reflects the full grant date fair value of restricted stock unit award granted in 2013 calculated in accordance with FASB ASC topic 718 based on the closing price of the common stock of $11.01 on the date of the grant.

(5)	Reflects the full grant date fair value of restricted stock unit award granted in 2012 calculated in accordance with FASB ASC Topic 718 based on the closing price of the common stock of $3.48 (after adjustment for the reverse split of 1-for-850) on the date of grant.

(6)	Amount reflects 401k matching contributions of $14,566 and club membership of $8,119. The remaining balance consists of miscellaneous executive perquisites including cell phone charges, auto allowance, apparel, travel and promotional expenses.

(7)	Amount reflects 401k matching contributions of $10,667 and club memberships of $12,987. The remaining balance consists of miscellaneous executive perquisites including auto allowance, apparel, travel and other promotional expenses.

(8)	Amount reflects automobile allowances of $16,761 and club memberships of $3,519. The remaining balance includes miscellaneous executive perquisites including medical expenses, apparel, travel and other promotional expenses.

(9)	Amount reflects 401k matching contributions of $2,250 and other allowances for apparel, automobile, phone and travel expenses.

(10)	Amount reflects relocation expenses of $25,600 and the remaining balance includes allowances for apparel, auto, phone and travel expenses.

(11)	Amount reflects relocation expenses of $8,940 and the remaining balance includes allowances for apparel, auto and phone expenses.

(12)	Amount reflects auto expenses and auto allowance of $6,715, apparel and product allowance of $5,000, and other minor miscellaneous expenses.

(13)	Amount reflects auto expenses of $4,982 and 401k matching contributions of $1,333. The remaining balance consists of miscellaneous executive perquisites including allowances for apparel, travel, furniture, equipment and other promotional expenses.

(14)	Amount reflects $11,890 for medical expense reimbursements. The remaining balance consists of miscellaneous executive perquisites allowances for automobile, equipment, phone and other promotional expenses.

(15)	Amount reflects $7,361 in club memberships and $5,079 in 401k matching contributions. The remaining balance consists of miscellaneous executive perquisites including allowances for apparel, automobile travel and promotional expenses.

(16)	Amount reflects $6,141 in club memberships and 401k matching contributions of $5,750. The remaining balance consists of miscellaneous executive perquisites including allowances for automobile, entertainment, phone, travel and other promotional expenses.

(17)	Amount reflects miscellaneous executive perquisites including travel and other promotional expenses.

(18)	Amount reflects $2,500 in 401k matching contributions and other miscellaneous executive perquisites for phone, travel and other promotional expenses.

(19)	Amount reflects $6,683 in 401k matching contributions and other miscellaneous executive perquisites for phone, travel and other promotional expenses.

(20)	Amount reflects miscellaneous executive perquisites including travel and other promotional expenses.

(21)	Amount reflects $2,700 in 401k matching contributions and other miscellaneous executive perquisites for automobile, travel and other promotional expenses.

(22)	Amount reflects miscellaneous executive perquisites for apparel, phone and other promotional expenses.

(23)	Amount reflects miscellaneous executive perquisites.

(24)	Mr. Estalella was initially appointed to his position as the Company’s Chief Operating Officer on April 29, 2013.

(25)	Mr. Rollock was initially appointed to his position as the Company’s Chief Marketing and Sales Officer on October 16, 2013.

(26)

Effective 8/6/2013 Mr. DeLuca was no longer a named executive officer of the Company and his title was changed from Executive Vice President and Chief Marketing Officer to President of Sales and Marketing. Mr. DeLuca reports to Sydney Rollock, Chief Marketing Officer and Sales Officer. Amounts in the above table represent full year amount for salary, bonus, and stock awards. The amounts in Other Compensation in 2013 were prorated for the period of time that he was a named executive officer.

(27)	Effective October 15, 2013, Mr. Bluher resigned his position with the Company, but continued to serve on the Company’s Board of Directors through December 31, 2013. The amounts in the above table represent full year amounts paid to him including any severance compensation.

(28)	Effective July 3, 2012, Mr. Meer resigned his position as Chief Financial Officer with the Company.

(29)	Effective September 16, 2011, Mr. Armenta resigned his position with the Company.

Outstanding Equity Awards at Year End

The following table provides information concerning the holdings of restricted stock unit awards by our named executive officers as of December 31, 2013. This table includes unexercised (both vested and unvested) stock option awards and unvested restricted stock unit awards with vesting conditions that were not satisfied as of December 31, 2013. Each equity grant is shown separately for each named executive officer. The vesting schedule for each outstanding equity award is shown in the footnotes following this table.

Outstanding Equity Awards at Year End
		Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (1) (#)	Market Value of Shares or Units of Stock that Have Not Vested (2) ($)

Bradley J. Pyatt	7/1/2013	-	-	-	-	290,500	2,408,245

L. Gary Davis	11/16/2012	-	-	-	-	39,216	325,101
	7/1/2013					166,000	1,376,140

Richard F. Estalella	7/1/2013	-	-	-	-	83,000	688,070

Sydney R. Rollock	-	-	-	-	-	-	-

Cory J. Gregory	7/1/2013	-	-	-	-	124,500	1,032,105

Jeremy R. DeLuca	7/1/2013	-	-	-	-	186,750	1,548,158

John H. Bluher	11/16/2012	-	-	-	-	47,059	390,119
	7/1/2013	-	-	-	-	124,500	1,032,105

(1)	The table below shows the vesting dates for the respective unvested restricted stock units listed in the above Outstanding Equity Awards at Year-End for 2013 Table:

Vesting Date	Pyatt	Davis	Estalella	Gregory	Deluca	Bluher
01/01/2014	-	19,608	-	-	-	23,530
12/01/2014	-	19,608	-	-	-	23,529
12/31/2014	-	166,000	-	124,500	-	124,500
12/31/2015	290,500	-	83,000	-	186,750	-

(2)	Market value of the restricted stock units represents the product of the closing price of our common stock as of December 31, 2013 (the last trading day of the year), which was $8.29, and the number of shares underlying each such award.

Employment Arrangements

The following table reflects the current executive team and their employment agreement termination dates as amended on December 31, 2013 and approved by the Board of Directors. Jeremy DeLuca was removed as a named officer for Section 16 purposes effective August 6, 2013 and John Bluher resigned effective December 31, 2013, and as such, are not included in the table below.

Name	Position	Term

Bradley J. Pyatt	Chief Executive Officer and President	December 31, 2016
L. Gary Davis	Chief Financial Officer and Treasurer	December 31, 2016
Richard F. Estalella	Chief Operating Officer	December 31, 2016
Sydney R. Rollock	Chief Marketing and Sales Officer	December 31, 2016
Cory J. Gregory	Executive Vice President	December 31, 2016

The employment agreements were executed and approved by the Compensation Committee and the Board of Directors. During 2013, the Compensation Committee engaged an independent third party to determine a competitive wage and bonus structure and the table below reflects the executive base salaries for 2014 based on the recommendations of the third party and approved by the Compensation Committee.

Name	Annual Base Salary
Bradley J. Pyatt	$325,000
L. Gary Davis	$250,000
Richard F. Estalella	$275,000
Sydney R. Rollock	$225,000
Cory J. Gregory	$200,000

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

Change in Control Payments

Our employment agreements with our executive officers provide for certain provisions for payments to the executive upon termination as a result of a change in control. Under the employment agreements upon termination as a result of a change in control, executives will receive the following:

•	Severance package equal to one year of the executive’s base salary immediately prior to the change in control payable in 12 equal monthly installments pursuant to the Company’s normal payroll procedures. For Mr. Pyatt, the severance package will be equal to three years of the executive’s base salary.
•	A lump sum payment of an amount equal to the greater of (1) one hundred percent of the Executive’s target bonus for the year in which the date of the termination occurs, or (2) a bonus for such year as may be determined by the Compensation Committee. Mr. Pyatt’s agreement does not provide for a lump sum bonus payment.
•	A one-time cash payment of $500,000 to be paid within 30 days of the date of termination. Mr. Pyatt’s agreement provides for a one-time cash payment of $2,000,000.
•	Reimbursement of COBRA premiums on a monthly basis for up to 12 months after the date of termination.
•	All stock awards will become fully and immediately vested and any restrictions on restricted stock held by the Executive will be removed subject to trading black-out periods for the next financial quarter following the date of termination.

Director Compensation

Director Compensation for 2013

In 2013 the Compensation Committee engaged an independent third party to study and evaluate a cash and stock compensation plan for MusclePharm’s independent board of directors. The following table sets forth the aggregate compensation paid to our independent, non-employee directors during 2013.

Name	Fees Earned or Paid In Cash ($)	Stock Awards(1)(2)(3)(4) ($)	Total ($)
Michael J. Doron	156,000	365,262	521,262
James J. Greenwell	157,500	365,262	522,762
Donald W. Prosser	196,500	365,262	561,762
Daniel F. McClory	71,383	32,000	103,383

(1)	Reflects the full grant date fair value of restricted stock awards granted in 2013 calculated in accordance with FASB ASC Topic 718 based on the closing price of the common stock of $6.00 on February 14, 2013, the date of grant.
(2)	Reflects the full grant date fair value of restricted stock awards granted for 2013 calculated in accordance with FASB ASC Topic 718 based on the stock price of $4.00 as stipulated in the grant agreement.
(3)	Reflects the full grant date fair value of restricted stock awards granted for 2013 calculated in accordance with FASB ASC Topic 718 based on the closing price of the common stock of $7.85 on December 10, 2013.
(4)	Reflects the full grant date fair value of restricted stock awards granted for 2013 calculated in accordance with FASB ASC Topic 718 based on the closing price of the common stock of $11.01 on July 1, 2013.

The actual amounts paid to directors in 2013 differ from the program amounts in the table below due to special project bonuses and other cash payments and stock grants that were paid to the directors under the old compensation plan prior to the adoption of the plan described below.

2013 Non-Employee Director Compensation Program

In August 2013, our board of directors adopted a non-employee director compensation program based on recommendations by the Compensation Committee’s independent third party director’s pay study that was completed in 2013. Directors who are employees of the Company receive no additional compensation for their services as directors. Non-employee directors are compensated for their service on our board of directors as described below. The following table describes the components of compensation for non-employee directors in effect beginning July 2013:

Compensation Element	2013 Compensation Program ($)
Annual Cash Retainer	35,000
Annual Equity Retainer Award	80,000
Audit Committee Chair Fee	15,000
Compensation Committee Chair Fee	10,000
Nominating and Corporate Governance Chair Fee	7,000
Audit Committee Member Fee	10,000
Compensation Committee Member	5,000
Nominating and Corporate Governance Member Fee	5,000

Annual Cash Retainer and Committee Fees. Beginning in July 2013, each non-employee director who continues to serve as a director will receive an annual cash retainer fee of $35,000 per year, pro rata for service less than one year. Non-employee directors will also receive $15,000 or $10,000 for serving as chair or member, respectively, of the audit committee, $10,000 or $5,000 for serving as chair or member, respectively, of the Compensation Committee, and $7,000 or $5,000 for serving as chair or member, respectively, of the nominating and governance committee.

Annual Equity Retainer Award. Beginning in July 2013, each non-employee director will receive $80,000 of the annual board retainer fee in the form of restricted common stock with the number of shares of restricted common stock determined by dividing that dollar amount by the closing price of our common stock on the date of grant. These shares of restricted common stock will vest in three equal annual installments. The restricted common stock awards are to be issued near the start of each calendar year without forfeiture.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information known to MusclePharm with respect to the beneficial ownership of our common stock, $0.001 par value per share, as of March 28, 2014, unless otherwise noted, by:

•	each stockholder known to MusclePharm to own beneficially more than 5% of MusclePharm’s common stock;

•	each of MusclePharm’s directors;

•	each of MusclePharm’s named executive officers; and

•	all of MusclePharm’s current directors and named executive officers as a group.

We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

	Shares Beneficially Owned
	Common Stock (1)
Name of Beneficial Owner	Shares	% (2)
Named Executive Officers:
Brad J. Pyatt	254,222	2.46%
L. Gary Davis	76,462	*
Richard Estalella	27,000	*
Sydney Rollock	14,485	*
Cory J. Gregory	181,273	1.75%

Non-Employee Directors:
Michael J. Doron	18,183	*
James J. Greenwell	26,183	*
Donald W. Prosser	14,112	*
Daniel J. McClory	5,071	*

Officers and Directors as a Group (nine persons):	616,991	5.96%

*	Represents less than one percent.

(1)	This column lists beneficial ownership of voting securities as calculated under SEC rules. Otherwise, except to the extent noted below, each director, named executive officer or entity has sole voting and investment power over the shares reported. The shares are not subject to any pledge. Standard brokerage accounts may include nonnegotiable provisions regarding set-offs or similar rights.

(2)	Percent of total voting power represents voting power with respect to 10,349,912 shares of common stock outstanding as of March 28, 2014. This percentage does not include issued, non-vested shares.

Beneficial Owners of More than Five Percent

The following table shows the number of shares of our common stock, as of March 28, 2014, held by persons known to us to beneficially own more than five percent of our outstanding common stock.

	Shares Beneficially Owned
	Common Stock (1)
Name of Beneficial Owner	Shares	% (2)
Cocrystal Pharma, Inc. (f/k/a Biozone Pharmaceuticals Inc.) (3)	1,200,000	11.59%
Wynnefield Capital (4)	1,000,000	9.66%
Marine MP (5)	780,000	7.54%

(1)	This column lists beneficial ownership of voting securities as calculated under SEC rules. Otherwise, except to the extent noted below, each director, named executive officer or entity has sole voting and investment power over the shares reported. The shares are not subject to any pledge. Standard brokerage accounts may include nonnegotiable provisions regarding set-offs or similar rights.

(2)	Percent of total voting power represents voting power with respect to 10,349,912 shares of common stock outstanding as of March 28, 2014. This percentage does not include issued, non-vested shares.

(3)	Dr. Gary Wilcox, as the Chief Executive Officer of Cocrystal Pharma, Inc. (f/k/a Biozone Pharmaceutical, Inc.) and as such has voting and investment power over the securities owned by the stockholder.

(4)	Joshua Landes may be deemed to hold an indirect beneficial interest in these shares, which are directly beneficially owned by Wynnefield Partners Small Cap Value, L.P., Wynnefield Partners Small Cap Value, L.P. I and Wynnefield Small Cap Value Offshore Fund because he is a co-managing member of Wynnefield Capital Management, LLC and a principal executive officer of Wynnefield Capital, Inc. The principal place of business for Wynnefield Capital is 450 Seventh Avenue, Suite 509, New York, New York 10123.

(5)	Arnold Schwarzenegger is the sole member of Marine MP, LLC, and as such has voting and investment power over the securities owned by the stockholder.

Equity Compensation Plan Information

The following table provides information as of December 31, 2013, regarding compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance. The table includes information regarding the MusclePharm 2010 Stock Incentive Plan.

PLAN CATEGORY	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a) (1)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a) (c) (1)
Equity compensation plans approved by security holders:	472	$425.00	2,623
Equity compensation plans not approved by security holders:	-	-	-
Total	472	$425.00	2,623

(1)	Reflects the 1-for-850 reverse stock split of our common stock that we effected on November 26, 2012.

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

Consulting Agreements

On July 12, 2012, we entered into a consulting agreement with Melechdavid, Inc. (“Melechdavid”), an affiliate of Mark E. Groussman, a former director, prior to Mr. Groussman becoming a director of the Company. The consulting agreement provides that Melechdavid will provide consulting services to us related to strategic acquisitions, capital restructuring and Mr. Groussman will serve as a member of the board of directors. Mr. Groussman was appointed to our board of directors on July 19, 2012, and resigned from our board effective October 18, 2012. The consulting agreement provides that we will issue to Melechdavid shares of common stock in an amount equal to 4.2% of our outstanding common stock on a fully diluted (as-converted) basis. Further, until July 12, 2014, we are required to ensure that Melechdavid shall maintain its 4.2% fully diluted equity position. The term of the consulting agreement was 12 months.

On April 2, 2013, the Company entered into a first amendment to the Original Melechdavid Consulting Agreement with Melechdavid, effective as of March 28, 2013 (the “Melechdavid Amended Agreement”). Pursuant to the Melechdavid Amended Agreement, Melechdavid agreed to cap the shares of the Company’s common stock, $0.001 par value per share (the “Common Stock”) that it is entitled to receive under the Original Melechdavid Consulting Agreement to no more than 570,000 shares of Common Stock of the Company, after giving effect to the 1-for-850 reverse stock split of the Common Stock effected by the Company on November 26, 2012. In connection with the execution and delivery of the Melechdavid Amended Agreement, the Company issued Melechdavid an aggregate of 341,247 shares of Common Stock on March 29, 2013 and 228,753 shares of Common Stock on April 5, 2013 as full satisfaction of the Company’s obligations under the Original Melechdavid Consulting Agreement. The Company’s obligations under the Melechdavid agreement was completely satisfied as of July 12, 2013 and the agreements have not been renewed or extended.

On July 12, 2012, we entered into a consulting agreement with GRQ Consultants, Inc. (“GRQ”), an affiliate of Barry C. Honig. The consulting agreement provides that GRQ will provide consulting services to us related to banking relationships, strategic acquisitions and capital restructuring. The consulting agreement provides that we will issue to GRQ shares of common stock in an amount equal to 4.2% of our outstanding common stock on a fully diluted (as-converted) basis. Further, until July 12, 2014, we are required to ensure that GRQ shall maintain its 4.2% fully diluted equity position. The term of the consulting agreement was 12 months.

On April 2, 2013, the Company entered into a first amendment to the Original GRQ Consulting Agreement with GRQ, effective as of March 28, 2013 (the “GRQ Amended Agreement”). Pursuant to the GRQ Amended Agreement, GRQ agreed to cap the shares of the Company’s Common Stock that it is entitled to receive under the Original GRQ Consulting Agreement to no more than 420,000 shares of Common Stock of the Company, after giving effect to the 1-for-850 reverse stock split of the Common Stock effected by the Company on November 26, 2012. In connection with the execution and delivery of the GRQ Amended Agreement, the Company issued GRQ an aggregate of 305,889 shares of Common Stock on March 29, 2013 and 78,753 shares of Common Stock on April 5, 2013 as full satisfaction of the Company’s obligations under the Original GRQ Consulting Agreement. The Company had previously issued GRQ 35,359 shares of Common Stock pursuant to the Original GRQ Consulting Agreement. The Company’s obligations under the GRQ agreement was completely satisfied as of July 12, 2013 and the agreements have not been renewed or extended.

Other Agreements

On February 15, 2012, Mr. Drew Ciccarelli filed a Schedule 13G with the Securities and Exchange Commission which indicated Mr. Ciccarelli owned approximately 9.94% of the Company’s common stock at that time. Prior to such date, the Company entered into a Sportswear License Agreement with MusclePharm Sportswear LLC (“MPS”), of which Mr. Ciccarelli was the principle owner, pursuant to which the Company received $250,000 in fees. In November 2013, that agreement was terminated.

Subsequent to February 15, 2012, the Company entered in a Mutual Rescission and Release Agreement with Mr. Ciccarelli pursuant to which certain purchases of the Company’s common stock previously made by Mr. Ciccarelli were rescinded. Also subsequent to February 15, 2012, the Company entered into a Warrant Conversion Agreement with Mr. Ciccarelli pursuant to which certain outstanding warrants to purchase shares of the Company’s common stock then owned by Mr. Ciccarelli were converted into shares of the Company’s common stock.

Ryan DeLuca, the Chief Executive Officer of one of our major customers, Bodybuilding.com, is the brother of Jeremy DeLuca, MusclePharm’s President of Sales and Marketing. Additionally, Gary Davis, MusclePharm’s Chief Financial Officer also indirectly owns 1.75% of Ryan DeLuca’s equity interest in Bodybuilding.com. We do not offer preferential pricing of our products to Bodybuilding.com based on these relationships. Sales of products to Bodybuilding.com were $33,977,368 and $25,060,518 for the years ended December 31, 2013 and 2012, respectively.  Bodybuilding.com owed the Company approximately $2 million and $827,000 in trade receivables as of December 31, 2013 and 2012, respectively.

We lease our office and warehouse facility in Hamilton, Ontario, Canada from 2017275 Ontario Inc., which is a company owned by Renzo Passaretti, VP and General Manager of MusclePharm Canada Enterprises Inc., our wholly owned Canadian subsidiary. In 2013 and 2012, we paid rent of $75,035 and $59,303, respectively. The lease expires March 31, 2014.

As discussed in Notes 5 and 6 of the Notes to Consolidated Financial Statements herein, on August 26, 2013, we entered into a Securities Purchase Agreement with BioZone Pharmaceuticals, Inc. (“Biozone”) pursuant to which we bought (i) $2,000,000 of a 10% secured convertible promissory notes and (ii) a warrant to purchase 10,000,000 shares of the Seller’s common stock, at an exercise price of $0.40 per share, for an aggregate purchase price of $2,000,000. Dr. Philip Frost, a significant investor in the Company and a member of its scientific advisory board, is the Chairman and CEO of OPKO Health, Inc. (“OPKO”), and is the trustee of Frost Gamma Investments Trust (“Frost Gamma”). Each of Dr. Frost, OPKO, and Frost Gamma were significant shareholders in Biozone.

On October 16, 2013, the Company entered into an Office Lease Agreement with Frost Real Estate Holdings, LLC, a Florida limited liability company owned by Dr. Phillip Frost. Pursuant to the Lease, the Company rents 1,437 square feet of office space for an initial term of three years, with an option to renew the lease for an additional three year term. Total lease commitments under the initial term of the lease are $142,923. As of December 31, 2013, we owed Frost Real Estate Holding, LLC, $13,289 under the terms of the lease.

Subsequent to year end, the Company purchased split dollar life insurance policies on certain key executives. These policies provide a split of 50% of the death benefit proceeds to the Company and 50% to the officer’s designated beneficiaries.

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

Item 14. Principal Accountant Fees and Services

The Audit Committee of the board of directors has retained EKS&H LLLP (“EKS&H”) as our independent public accounting firm (our independent auditor). EKS&H audited our financial statements for the years ended December 31, 2013 and 2012. The audit reports of EKS&H on our consolidated financial statements as of and for the year ended December 31, 2013 did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. In 2012, the Company’s audit committee approved a change in auditors from Berman & Company to EKS&H. Berman & Company provided audit services related to the Company’s first quarter and second quarter 2012 filings.

Audit Committee Pre-Approval Policies and Procedures

To help assure independence of the independent auditor, the Audit Committee has established a policy whereby all audit, review, attest and non-audit engagements of the principal auditor or other firms must be approved in advance by the Audit Committee; provided, however, that deminimis non-audit services may instead be approved in accordance with applicable SEC rules. This policy is set forth in our Audit Committee Charter. Of the fees shown above in the table, which were paid to our independent auditor, 100% were approved by the Audit Committee.

Fees Paid to Independent Registered Public Accountants

The following is a summary and description of fees for services for the fiscal years ended December 31, 2013 and 2012.

Services	2013	2012
Audit Fees	$189,188	$189,520	(1)
Audit-Related Fees	63,852	182,236	(2)
Tax Fees	-	-
All Other Fees	3,400	10,984
Total	$256,440	$382,740

(1)	Includes EKS&H fees of $101,000 and Berman & Company fees of $88,520.
(2)	Includes EKS&H fees of $55,309 and Berman & Company fees of $126,927.

Audit Fees. Audit fees relate to professional services rendered in connection with the audit of our annual financial statements and quarterly reviews of financial statements included in our quarterly reports on Form 10-Q.

Audit-Related Fees. This category includes the aggregate fees billed in each of the last two fiscal years for assurance and related services by the independent auditors that are reasonably related to the performance of the audits or reviews of the financial statements and are not reported above under “Audit Fees,” and generally consist of fees for accounting consultation on mergers and acquisitions, S-1 review and S-1 audit opinion consents, and compliance fees for regulatory inquiries and subpoenas.

All Other Fees. All other fees relate to professional services for tax related consultations.

PART IV

Item 15. Exhibits, Financial Statement Schedules

		Incorporated by Reference
Exhibit No.	Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith	Furnished Herewith

2.1	Agreement Concerning the Exchange of Securities by and Among Tone in Twenty and Muscle Pharm, LLC and the Security Holders of Muscle Pharm, LLC, dated February 1, 2010.	8-K	000-53166	2.1	February 2, 2010

3.1	Articles of Incorporation of MusclePharm Corporation (successor to Tone In Twenty).	SB-2	333-147111	3.1	November 2, 2007

3.2	Bylaws of MusclePharm Corporation (successor to Tone In Twenty). (Amended on March 1, 2010 to change fiscal year end to December 31 – set forth on Form 8-K filed on 03-03-2010.)	SB-2	333-147111	3.2	November 2, 2007

3.3	Amendment to the Articles of Incorporation.	SB-2	333-147111	3.3	November 2, 2007

3.4	Amendment to the Articles of Incorporation	8-K	000-53166	3.3	February 24, 2010

3.5	Certificate of Designation relating to the Series A Convertible Preferred Stock.	8-K	000-53166	3.4	February 24, 2010

3.6	Amendment to the Articles of Incorporation.	10-Q	000-53166	3.1	May 23, 2011

3.7	Certificate of Designation of Series B Convertible Preferred Stock.	10-Q	000-53166	3.1	August 16, 2011

3.8	Certificate of Designation of Series C Convertible Preferred Stock.	8-K	000-53166	3.1	November 4, 2011

3.9	Amendment to the Articles of Incorporation.	8-K	000-53166	3.1	November 23, 2011

3.10	Amendment to the Articles of Incorporation.	8-K	000-53166	3.1	January 27, 2012

3.11	Amendment to the Articles of Incorporation.	8-K	000-53166	3.1	March 30, 2012

3.12	Certificate of Change.	8-K	000-53166	3.1	November 28, 2012

3.13	Certificate of Amendment to Articles of Incorporation.	8-K	000-53166	3.2	November 28, 2012

3.14	Form of Certificate of Designation of Series D Convertible Preferred Stock.	S-1/A	333-184625	3.14	December 31, 2012

3.15	Certificate of Correction.	S-1/A	333-184625	3.15	December 26, 2012

4.1	Specimen of certificate for MusclePharm Corporation Series D Convertible Preferred Stock.	8-K	000-53166	4.1	January 28, 2013

4.2	Specimen of certificate for MusclePharm Corporation Common Stock.	S-1/A	333-184625	4.4	December 28, 2012

4.3	Form of Promissory Note, dated July 13, 2012, issued by MusclePharm Corporation in favor of TCA Global Credit Master Fund LP.	8-K	000-53166	4.1	July 20, 2012

4.4	Form of Promissory Note.	8-K	000-53166	4.2	December 10, 2012

10.1	Purchasing Agreement with General Nutrition Corporation dated December 16, 2009.	8-K	000-53166	10.2	February 24, 2010

10.2	Order Approving Stipulation for Settlement of Claim, dated December 8, 2010, between MusclePharm Corporation and Socius CG II, Ltd.	8-K	000-53166	10.1	December 9, 2010

10.3	Endorsement Agreement, dated July 20, 2011, between MusclePharm Corporation and Michael Vick, individually.	8-K	000-53166	10.1	July 22, 2011

10.4	Convertible Promissory Note between MusclePharm Corporation and Brad J. Pyatt, dated November 18, 2010.	S-1/A	333-176771	4.2	September 27, 2011

10.5	Convertible Promissory Note between MusclePharm Corporation and Brad J. Pyatt, dated November 23, 2010.	S-1/A	333-176771	4.3	September 27, 2011

10.6	Amended and Restated Employment Agreement, dated November 14, 2011, between MusclePharm Corporation and Brad J. Pyatt.	10-Q	000-53166	10.6	November 14, 2011

10.7	Amended and Restated Employment Agreement, dated November 14, 2011, between MusclePharm Corporation and Cory J. Gregory.	10-Q	000-53166	10.7	November 14, 2011

10.8	Employment Agreement, dated September 15, 2011, by and between MusclePharm Corporation and John H. Bluher.	10-Q	000-53166	10.4	November 14, 2011

10.9	Employment Agreement, dated November 14, 2011, by and between MusclePharm Corporation and Jeremy R. DeLuca.	10-Q	000-53166	10.5	November 14, 2011

10.10	Securities Purchase Agreement, dated July 10, 2012, between MusclePharm Corporation and Subscribers set forth therein.	8-K	000-53166	10.1	July 19, 2012

10.11	Consulting Agreement, dated July 12, 2012, between MusclePharm Corporation and Melechdavid, Inc.	8-K	000-53166	10.2	July 19, 2012

10.12	Consulting Agreement, dated July 12, 2012, between MusclePharm Corporation and GRQ Consultants, Inc.	8-K	000-53166	10.3	July 19, 2012

10.13	Form of Committed Equity Facility Agreement, dated July 13, 2012, between MusclePharm Corporation and TCA Global Credit Master Fund LP.	8-K	000-53166	10.1	July 20, 2012

10.14	Form of Registration Rights Agreement, dated July 13, 2012, between MusclePharm Corporation and TCA Global Credit Master Fund LP.	8-K	000-53166	10.1	July 20, 2012

10.15	Form of Security Agreement, dated July 13, 2012, between MusclePharm Corporation and TCA Global Credit Master Fund LP.	8-K	000-53166	10.1	July 20, 2012

10.16	Form of Indemnification Agreement.	8-K	000-53166	10.1	August 27, 2012

10.17	Amended and Restated Employment Agreement, dated October 18, 2012, between MusclePharm Corporation and Brad J. Pyatt.	8-K	000-53166	10.1	October 23, 2012

10.18	Employment Agreement, dated October 18, 2012, between MusclePharm Corporation and L. Gary Davis.	8-K	000-53166	10.2	October 23, 2012

10.19	Amended and Restated Employment Agreement, dated October 18, 2012, between MusclePharm Corporation and John H. Bluher.	8-K	000-53166	10.3	October 23, 2012

10.20	Amended and Restated Employment Agreement, dated October 18, 2012, between MusclePharm Corporation and Jeremy R. DeLuca.	8-K	000-53166	10.4	October 23, 2012

10.21	Amended and Restated Employment Agreement, dated October 18, 2012, between MusclePharm Corporation and Cory J. Gregory.	8-K	000-53166	10.5	October 23, 2012

10.22	Form of Restricted Stock Unit Award.	8-K	000-53166	10.1	November 21, 2012

10.23	Subscription Agreement dated November 30, 2012 between MusclePharm Corporation and the subscribers listed therein.	8-K	000-53166	10.1	December 10, 2012

10.24	Form of Escrow Agreement.	POS AM	333-184625	10.24	January 8, 2013

10.25	Form of Subscription Agreement.	8-K	000-53166	10.1	January 28, 2013

10.26	Subscription Agreement	8-K	000-53166	10.1	March 27, 2013

10.27	Registration Rights Agreement	8-K	000-53166	10.2	March 27, 2013

10.28	First Amendment to the Melechdavid Consulting Agreement	8-K	000-53166	10.1	April, 5, 2013

10.29	First Amendment to the GRQ Consulting Agreement	8-K	000-53166	10.2	April 5, 2013

10.30	Form of Endorsement Licensing and Co-Branding Agreement (1)	8-K	000-531666	10.1	August 1, 2013

10.31	Asset Purchase Agreement	8-K	000-531666	10.1	November 13, 2013

10.32	Employment Agreement, dated September 30, 2013, between MusclePharm Corporation and Richard Estalella.	8-K	000-531666	10.1	October 3, 2013

10.33	Securities Purchase Agreement	8-K	000-531666	10.1	August 30, 2013

10.34	Form of Note	8-K	000-531666	10.2	August 30, 2013

10.35	Form of Warrant	8-K	000-531666	10.3	August 30, 2013

10.36	Security Agreement Letter	8-K	000-531666	10.4	August 30, 2013

10.37	Vendor Agreement, dated December 3, 2010, between MuslcePharm Corporation and Bodybuilding.com, LLC.	X

10.38	Endorsement Licensing and Co-Branding Agreement, dated July 26, 2013, by and among MusclePharm Corporation, Marine MP, LLC, and Fitness Publications, Inc. (1)	X

14.1	Code of Ethics	8-K	000-53166	14	April 23, 2012

21	Subsidiaries of the Registrant					X

24.1	Power of Attorney (included on the signature page hereof).					X

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	INS XBRL Instance Document.						X

101.SCH	SCH XBRL Schema Document.						X

101.CAL	CAL XBRL Calculation Linkbase Document.						X

101.DEF	DEF XBRL Definition Linkbase Document.						X

101.LAB	LAB XBRL Label Linkbase Document.						X

101.PRE	PRE XBRL Presentation Linkbase Document.						X

(1)	An application for confidential treatment was submitted to the Securities and Exchange Commission in October 2013 with regards to the Endorsement Licensing and Co-Branding Agreement entered into among the Company, Marine MP, LLC and Fitness Publications, Inc. The attached Form represents such confidential treatment.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MUSCLEPHARM CORPORATION (the “Registrant”)

Dated: March 31, 2014	By:	/s/ Brad J. Pyatt
Brad J. Pyatt, Chief Executive Officer and President

(Power of Attorney)

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints BRAD J. PYATT, his true and lawful attorney or attorney-in-fact and agent, with full power to act with or without the others with full power of substitution and resubstitution, to execute in his name, place and stead, in any and all capacities, any or all amendments to this annual report on Form 10-K for the year ended December 31, 2013, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent and each of them, full power and authority to do and perform in the name of and on behalf of the undersigned, in any and all capacities, each and every act and thing necessary or desirable to be done in and about the premises, to all intents and purposes and as fully as he might or could do in person, hereby ratifying, approving and confirming all that said attorney-in-fact and agent or their substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brad J. Pyatt	Principal Executive Officer and Director	March 31, 2014
Brad J. Pyatt

/s/ L. Gary Davis	Principal Financial Officer and	March 31, 2014
L. Gary Davis	Principal Accounting Officer

/s/ Richard F. Estalella	Chief Operating Officer and Director	March 31, 2014
Richard F. Estalella

/s/ Michael J. Doron	Director	March 31, 2014
Michael J. Doron
/s/ James J. Greenwell	Director	March 31, 2014
James J. Greenwell

/s/ Daniel J. McClory	Director	March 31, 2014
James J. Greenwell

/s/ Donald W. Prosser	Director	March 31, 2014
Donald W. Prosser

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith	Furnished Herewith

2.1	Agreement Concerning the Exchange of Securities by and Among Tone in Twenty and Muscle Pharm, LLC and the Security Holders of Muscle Pharm, LLC, dated February 1, 2010.	8-K	000-53166	2.1	February 2, 2010

3.1	Articles of Incorporation of MusclePharm Corporation (successor to Tone In Twenty).	SB-2	333-147111	3.1	November 2, 2007

3.2	Bylaws of MusclePharm Corporation (successor to Tone In Twenty). (Amended on March 1, 2010 to change fiscal year end to December 31 – set forth on Form 8-K filed on 03-03-2010.)	SB-2	333-147111	3.2	November 2, 2007

3.3	Amendment to the Articles of Incorporation.	SB-2	333-147111	3.3	November 2, 2007

3.4	Amendment to the Articles of Incorporation	8-K	000-53166	3.3	February 24, 2010

3.5	Certificate of Designation relating to the Series A Convertible Preferred Stock.	8-K	000-53166	3.4	February 24, 2010

3.6	Amendment to the Articles of Incorporation.	10-Q	000-53166	3.1	May 23, 2011

3.7	Certificate of Designation of Series B Convertible Preferred Stock.	10-Q	000-53166	3.1	August 16, 2011

3.8	Certificate of Designation of Series C Convertible Preferred Stock.	8-K	000-53166	3.1	November 4, 2011

3.9	Amendment to the Articles of Incorporation.	8-K	000-53166	3.1	November 23, 2011

3.10	Amendment to the Articles of Incorporation.	8-K	000-53166	3.1	January 27, 2012

3.11	Amendment to the Articles of Incorporation.	8-K	000-53166	3.1	March 30, 2012

3.12	Certificate of Change.	8-K	000-53166	3.1	November 28, 2012

3.13	Certificate of Amendment to Articles of Incorporation.	8-K	000-53166	3.2	November 28, 2012

3.14	Form of Certificate of Designation of Series D Convertible Preferred Stock.	S-1/A	333-184625	3.14	December 31, 2012

3.15	Certificate of Correction.	S-1/A	333-184625	3.15	December 26, 2012

3.2	Bylaws of MusclePharm Corporation (successor to Tone In Twenty). (Amended on March 1, 2010 to change fiscal year end to December 31 – set forth on Form 8-K filed on 03-03-2010.)	SB-2	333-147111	3.2	November 2, 2007

4.1	Specimen of certificate for MusclePharm Corporation Series D Convertible Preferred Stock.	8-K	000-53166	4.1	January 28, 2013

4.2	Specimen of certificate for MusclePharm Corporation Common Stock.	S-1/A	333-184625	4.4	December 28, 2012

4.3	Form of Promissory Note, dated July 13, 2012, issued by MusclePharm Corporation in favor of TCA Global Credit Master Fund LP.	8-K	000-53166	4.1	July 20, 2012

4.4	Form of Promissory Note.	8-K	000-53166	4.2	December 10, 2012

10.1	Purchasing Agreement with General Nutrition Corporation dated December 16, 2009.	8-K	000-53166	10.2	February 24, 2010

10.2	Order Approving Stipulation for Settlement of Claim, dated December 8, 2010, between MusclePharm Corporation and Socius CG II, Ltd.	8-K	000-53166	10.1	December 9, 2010

10.3	Endorsement Agreement, dated July 20, 2011, between MusclePharm Corporation and Michael Vick, individually.	8-K	000-53166	10.1	July 22, 2011

10.4	Convertible Promissory Note between MusclePharm Corporation and Brad J. Pyatt, dated November 18, 2010.	S-1/A	333-176771	4.2	September 27, 2011

10.5	Convertible Promissory Note between MusclePharm Corporation and Brad J. Pyatt, dated November 23, 2010.	S-1/A	333-176771	4.3	September 27, 2011

10.6	Amended and Restated Employment Agreement, dated November 14, 2011, between MusclePharm Corporation and Brad J. Pyatt.	10-Q	000-53166	10.6	November 14, 2011

10.7	Amended and Restated Employment Agreement, dated November 14, 2011, between MusclePharm Corporation and Cory J. Gregory.	10-Q	000-53166	10.7	November 14, 2011

10.8	Employment Agreement, dated September 15, 2011, by and between MusclePharm Corporation and John H. Bluher.	10-Q	000-53166	10.4	November 14, 2011

10.9	Employment Agreement, dated November 14, 2011, by and between MusclePharm Corporation and Jeremy R. DeLuca.	10-Q	000-53166	10.5	November 14, 2011

10.10	Securities Purchase Agreement, dated July 10, 2012, between MusclePharm Corporation and Subscribers set forth therein.	8-K	000-53166	10.1	July 19, 2012

10.11	Consulting Agreement, dated July 12, 2012, between MusclePharm Corporation and Melechdavid, Inc.	8-K	000-53166	10.2	July 19, 2012

10.12	Consulting Agreement, dated July 12, 2012, between MusclePharm Corporation and GRQ Consultants, Inc.	8-K	000-53166	10.3	July 19, 2012

10.13	Form of Committed Equity Facility Agreement, dated July 13, 2012, between MusclePharm Corporation and TCA Global Credit Master Fund LP.	8-K	000-53166	10.1	July 20, 2012

10.14	Form of Registration Rights Agreement, dated July 13, 2012, between MusclePharm Corporation and TCA Global Credit Master Fund LP.	8-K	000-53166	10.1	July 20, 2012

10.15	Form of Security Agreement, dated July 13, 2012, between MusclePharm Corporation and TCA Global Credit Master Fund LP.	8-K	000-53166	10.1	July 20, 2012

10.16	Form of Indemnification Agreement.	8-K	000-53166	10.1	August 27, 2012

10.17	Amended and Restated Employment Agreement, dated October 18, 2012, between MusclePharm Corporation and Brad J. Pyatt.	8-K	000-53166	10.1	October 23, 2012

10.18	Employment Agreement, dated October 18, 2012, between MusclePharm Corporation and L. Gary Davis.	8-K	000-53166	10.2	October 23, 2012

10.19	Amended and Restated Employment Agreement, dated October 18, 2012, between MusclePharm Corporation and John H. Bluher.	8-K	000-53166	10.3	October 23, 2012

10.20	Amended and Restated Employment Agreement, dated October 18, 2012, between MusclePharm Corporation and Jeremy R. DeLuca.	8-K	000-53166	10.4	October 23, 2012

10.21	Amended and Restated Employment Agreement, dated October 18, 2012, between MusclePharm Corporation and Cory J. Gregory.	8-K	000-53166	10.5	October 23, 2012

10.22	Form of Restricted Stock Unit Award.	8-K	000-53166	10.1	November 21, 2012

10.23	Subscription Agreement dated November 30, 2012 between MusclePharm Corporation and the subscribers listed therein.	8-K	000-53166	10.1	December 10, 2012

10.24	Form of Escrow Agreement.	POS AM	333-184625	10.24	January 8, 2013

10.25	Form of Subscription Agreement.	8-K	000-53166	10.1	January 28, 2013

10.26	Subscription Agreement	8-K	000-53166	10.1	March 27, 2013

10.27	Registration Rights Agreement	8-K	000-53166	10.2	March 27, 2013

10.28	First Amendment to the Melechdavid Consulting Agreement	8-K	000-53166	10.1	April, 5, 2013

10.29	First Amendment to the GRQ Consulting Agreement	8-K	000-53166	10.2	April 5, 2013

10.30	Form of Endorsement Licensing and Co-Branding Agreement (1)	8-K	000-531666	10.1	August 1, 2013

10.31	Asset Purchase Agreement	8-K	000-531666	10.1	November 13, 2013

10.32	Employment Agreement, dated September 30, 2013, between MusclePharm Corporation and Richard Estalella.	8-K	000-531666	10.1	October 3, 2013

10.33	Securities Purchase Agreement	8-K	000-531666	10.1	August 30, 2013

10.34	Form of Note	8-K	000-531666	10.2	August 30, 2013

10.35	Form of Warrant	8-K	000-531666	10.3	August 30, 2013

10.36	Security Agreement Letter	8-K	000-531666	10.4	August 30, 2013

10.37	Vendor Agreement, dated December 3, 2010, between MuslcePharm Corporation and Bodybuilding.com, LLC.					X

10.38	Endorsement Licensing and Co-Branding Agreement, dated July 26, 2013, by and among MusclePharm Corporation, Marine MP, LLC, and Fitness Publications, Inc. (1)					X

14.1	Code of Ethics	8-K	000-53166	14	April 23, 2012

21	Subsidiaries of the Registrant					X

24.1	Power of Attorney (included on the signature page hereof).					X

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	INS XBRL Instance Document.		X

101.SCH	SCH XBRL Schema Document.		X

101.CAL	CAL XBRL Calculation Linkbase Document.		X

101.DEF	DEF XBRL Definition Linkbase Document.		X

101.LAB	LAB XBRL Label Linkbase Document.		X

101.PRE	PRE XBRL Presentation Linkbase Document.		X

(1)	An application for confidential treatment was submitted to the Securities and Exchange Commission in October 2013 with regards to the Endorsement Licensing and Co-Branding Agreement entered into among the Company, Marine MP, LLC and Fitness Publications, Inc. The attached Form represents such confidential treatment.

