Form 10-Q
period 2014-03-31
MusclePharm Corp
filed 2014-05-05
CIK 1415684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2014

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

As of May 2, 2014, there were 10,612,912 shares outstanding of the registrant’s common stock.

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

MusclePharm Corporation and Subsidiaries

Consolidated Balance Sheets

	March 31, 2014	December 31, 2013
	(unaudited)
Assets
Current Assets:
Cash	$3,316,178	$5,411,515
Cash – restricted	2,500,630	2,500,014
Debt securities	215,000	259,715
Accounts receivable – net	19,634,074	13,741,180
Derivative instrument	-	119,248
Inventory - net	16,654,140	15,772,368
Prepaid giveaways	1,290,751	1,177,539
Prepaid stock compensation	3,064,230	3,023,717
Prepaid sponsorship fees	455,111	1,145,161
Prepaid expenses	1,606,235	1,335,218
Other assets	262,579	40,805
Total current assets	48,998,928	44,526,480
Property and equipment – net	5,463,287	2,613,584
Prepaid stock compensation	3,989,065	4,718,238
Intangible assets – net	7,025,644	155,165
Other assets	140,738	144,229
Total assets	$65,617,662	$52,157,696
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$24,290,625	$26,605,588
Accrued liabilities	3,188,048	2,053,101
Debt – net	59,600	62,502
Line of credit	2,500,000	2,500,000
Derivative liabilities	663,096	1,147,330
Total current liabilities	30,701,369	32,368,521
Long Term Liabilities:
Other	118,277	54,639
Total Liabilities	30,819,646	32,423,160
Commitments and Contingencies
Stockholders’ Equity:
Series D, Convertible Preferred Stock, $0.001 par value; 1,600,000 shares authorized, 1,500,000 shares issued and 131,500 outstanding	132	132
Common Stock, $0.001 par value; 100,000,000 shares authorized, 10,519,833 and 9,259,411 issued and 10,349,912 and 9,089,490 outstanding	10,520	9,260
Treasury Stock, at cost; 169,921 and 169,921 shares	(1,498,298)	(1,498,298)
Additional paid-in capital	115,395,134	103,064,901
Accumulated deficit	(79,091,183)	(81,827,417)
Accumulated other comprehensive loss	(18,289)	(14,042)
Total Stockholders’ Equity	34,798,016	19,734,536
Total Liabilities and Stockholders’ Equity	$65,617,662	$52,157,696

See accompanying notes to unaudited consolidated financial statements.

MusclePharm Corporation and Subsidiaries

Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,
	2014	2013
Sales - net	$50,209,454	$22,561,167
Cost of sales	32,336,385	14,396,406
Gross profit	17,873,069	8,164,761
Advertising and promotion	6,328,487	2,317,377
Salaries and benefits	5,366,806	1,248,459
Selling, general, and administrative	1,872,368	1,145,556
Research and development	1,096,946	90,129
Professional fees	784,574	4,084,720
Operating expenses	15,449,181	8,886,241
Income (loss) from operations	2,423,888	(721,480)
Other income (expense)
Derivative expense	-	(96,913)
Change in fair value of derivative liabilities	484,234	(6,044,643)
Gain on settlement of accounts payable	5,499	276,985
Interest expense	(39,373)	(780,320)
Foreign currency transaction loss	(30,106)	(5,610)
Interest income	222,756	-
Unrealized loss on derivative instrument and debt securities	(386,103)	-
Other income	87,600	10,000
Total other income (expense) - net	344,507	(6,640,501)
Net income (loss) before taxes	2,768,395	(7,361,981)
Income tax provision	(32,161)	-
Net income (loss)	$2,736,234	$(7,361,981)
Other Comprehensive Income (Loss)
Net change in Foreign currency translation	(4,247)	(6,068)
Total other comprehensive income (loss)	(4,247)	(6,068)
Total comprehensive income (loss)	$2,731,987	$(7,368,049)
Net income (loss) per share available to common stockholders - basic	$0.27	$(1.78)
Net income (loss) per share available to common stockholders – diluted	$0.23	$(1.78)
Weighted average number of common shares outstanding during the period – basic	10,307,350	4,128,679
Weighted average number of common shares outstanding during the period – diluted	11,951,923	4,128,769

See accompanying notes to unaudited consolidated financial statements.

MusclePharm Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2014	2013
Cash Flows From Operating Activities:
Net income (loss)	$2,736,234	$(7,361,981)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	313,934	161,341
Amortization of prepaid stock compensation	795,318	121,253
Amortization of debt issue costs	-	335,433
Amortization of prepaid sponsorships and endorsements	1,657,652	678,206
Amortization of intangible assets	285,183	-
Amortization of employee and executive stock awards	2,376,136	36,978
Accretion of conversion option on convertible note receivable	(222,140)	-
Gain on settlement of accounts payable	(5,499)	(276,985)
Gain on disposal of equipment	(1,800)	-
Derivative expense	-	96,913
Change in fair value of derivative liabilities	(484,234)	6,044,643
Unrealized loss on debt security	60,000	-
Unrealized loss on derivative assets	326,103	-
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(5,086,682)	(4,726,062)
Prepaid and other	(879,450)	(13,280)
Inventory and prepaid giveaways	(153,985)	9,016
Increase (decrease) in:
Accounts payable	(2,300,764)	1,615,958
Accrued liabilities	(264,445)	62,451
Other liabilities	63,638	-
Net Cash Used In Operating Activities	(784,801)	(3,216,116)

Cash Flows From Investing Activities:
Purchase of property and equipment	(1,304,571)	(216,267)
Proceeds from disposal of property and equipment	1,800	1,694
Change in restricted cash balance	(616)	9,147
Purchase of trademark	-	(20,000)
Net Cash Used In Investing Activities	(1,303,387)	(225,426)

Cash Flows From Financing Activities:
Repayment of debt	(2,902)	(4,390,386)
Repurchase of common stock (treasury stock)	-	(103,537)
Proceeds from issuance of preferred stock	-	12,000,000
Proceeds from issuance of common stock and warrants	-	5,977,499
Stock issuance costs	-	(1,560,956)
Net Cash (Used In) Provided by Financing Activities	(2,902)	11,922,620

Effect of exchange rates on cash and cash equivalents	(4,247)	1,849

Net (decrease) increase in cash	(2,095,337)	8,482,927

Cash at beginning of period	5,411,515	-

Cash at end of period	$3,316,178	$8,482,927

Supplemental disclosures of cash flow information:
Cash paid for interest	$35,821	$501,165
Cash paid for taxes	$83,452	$-

Supplemental disclosure of non-cash investing and financing activities:
Stock issued for future services - third parties	$-	$1,628,085
Warrants issued in conjunction with equity issuances	$-	$8,175,459
Stock issued to settle accounts payable and accrued expenses– third parties	$-	$5,364,947
Stock issued for asset purchase (See Note 16 – Biozone Acquisition)	$9,840,000	$-
Stock issued for executive and board compensation	$115,358	$114,912

See accompanying notes to unaudited consolidated financial statements.

MusclePharm Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(March 31, 2014)

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

The financial information as of December 31, 2013 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The unaudited interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, for the years ended December 31, 2013 and 2012.

Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the three months ended March 31, 2014 are not necessarily indicative of results for the full fiscal year.

Note 2: Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of MusclePharm Corporation and its wholly-owned subsidiaries MusclePharm Canada Enterprises Corp (“MusclePharm Canada”) and Biozone Laboratories, Inc. (“Biozone”). MusclePharm Canada began operations in April 2012, and Biozone began operations in January 2014. All intercompany accounts and transactions have been eliminated upon consolidation.

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

MusclePharm Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(March 31, 2014)

(Unaudited)

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less and money market accounts to be cash equivalents. At March 31, 2014 and December 31, 2013, the Company had no cash equivalents.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.  At March 31, 2014 and December 31, 2013, we had two bank accounts that exceeded the federally insured limit.

Restricted Cash

The Company segregates cash that is restricted in its use based on contractual provisions from unrestricted cash and cash equivalent balances. See Note 8(A) for further discussion on our March 31, 2014 restricted cash balance.

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

Accounts receivable consisted of the following at March 31, 2014 and December 31, 2013:

	As of March 31,	As of December 31,
	2014	2013
Accounts receivable	$20,274,972	$14,830,487
Less: allowance for discounts	(535,621)	(1,060,000)
Less: allowance for doubtful accounts	(105,277)	(29,307)
Accounts receivable – net	$19,634,074	$13,741,180

At March 31, 2014 and December 31, 2013, the Company had the following concentrations of accounts receivable with customers:

Customer	As of March 31, 2014	As of December 31, 2013
A	22%	16%
Bodybuilding.com (related party – See Note 14)	8%	14%
C	6%	24%

Inventory

Inventory is valued at the lower of cost or market value. Product-related inventory for MusclePharm and MusclePharm Canada is maintained using the First-In First-Out method, and inventory for Biozone is maintained using the average cost method. To estimate any necessary obsolescence or lower-of-cost-or-market adjustments, various assumptions are made in regard to excess or slow-moving inventories, non-conforming inventories, expiration dates, current and future product demand, production planning and market conditions.

MusclePharm Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(March 31, 2014)

(Unaudited)

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

Prepaid Expenses

Prepaid expenses consist of various payments that the Company has made in advance for goods or services to be received in the future. These prepaid expenses include legal retainers, print advertising, insurance and service contracts requiring up-front payments.

Property and Equipment

Property and equipment are stated at cost and depreciated to their estimated residual value over their estimated useful lives. When assets are retired or otherwise disposed of, the assets and related accumulated depreciation are relieved from the accounts and the resulting gains or losses are included in the Statements of Operations. Repairs and maintenance costs are expensed as incurred. Depreciation is provided using the straight-line method for all property and equipment. We review our property and equipment for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. We use an estimate of future undiscounted net cash flows of the related assets or groups of assets over their remaining lives in measuring whether the assets are recoverable. An impairment loss is calculated by determining the difference between the carrying values and the estimated fair values of these assets. We did not consider any of our property and equipment to be impaired during the three months ended March 31, 2014 or 2013.

MusclePharm Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(March 31, 2014)

(Unaudited)

Debt Securities

The Company classifies its investment securities as either held-to-maturity, available-for-sale or trading. The Company’s debt securities are classified as trading securities and are carried at fair value with changes recognized through net income. See Note 6 for further discussion of the Company’s debt securities.

Accrued Liabilities

Accrued liabilities consist of amounts estimated by management for future liability payments that relate to the current accounting period. Management reviews these estimates periodically to determine their reasonableness and fair presentation.

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

Depending on individual customer agreements, sales are recognized either upon shipment of products to customers or upon delivery. For all of our Canadian sales, which represent 2% of total sales, recognition occurs upon shipment.

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

MusclePharm Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(March 31, 2014)

(Unaudited)

Sales for the three months ended March 31, 2014 and 2013 are as follows:

	Three Months Ended March 31,
	2014	2013
Gross Sales	$56,705,286	$24,924,036

Discounts	(6,495,832)	(2,362,869)

Sales – Net	$50,209,454	$22,561,167

The Company has an informal 7-day right of return for products. There were nominal returns under the Company’s informal right of return policy for the three months ended March 31, 2014 and 2013.

Significant Customers

For the three months ended March 31, 2014 and 2013, the Company had the following concentrations of revenues with customers:

	Three Months Ended March 31,
Customer	2014	2013
Bodybuilding.com (related party – See Note 14)	15%	33%
B	14%	11%

A loss of either of these customers could have a material adverse impact on the Company.

Discounts and Sales Allowances

We offer various discounts and sales allowances for volume rebate programs, product promotions, early payment remittances, and other discounts and allowances. We accrue for sales discounts and allowances over the period they are earned. Because of the inherent uncertainty surrounding volume rebate programs and product promotions that are based on sales thresholds, actual results could generate liabilities greater or less than the recorded amounts. Sales discounts and allowances for the three months ended March 31, 2014 and 2013 were $6.5 million, or 11% of gross sales, and $2.4 million of 9% of gross sales, respectively.

Cost of Sales

Cost of sales for MusclePharm and MusclePharm Canada represent costs directly related to the production, manufacturing and freight of the Company’s products purchased from third party manufacturers. For products produced by Biozone, cost of sales consists of costs for raw material, direct labor, freight expenses, and other supply and equipment rental expenses used to manufacture products.

Significant Vendors

The Company uses four non-affiliated principal manufacturers for the components of our products. We have an agreement in place with our primary manufacturer, which is in place to support our growth and ensure consistency in production and quality. During the three months ended March 31, 2014, our primary manufacturer accounted for approximately 54% of our product purchases and the next largest manufacturer accounted for 44% of product purchases. For the three months ended March 31, 2013, our primary manufacturer accounted for 97% of our product purchases.

Shipping and Handling

We ship customer orders from our distribution center in Franklin, Tennessee. The facility is operated with the Company’s equipment and employees, and all inventory is owned by the Company. Shipments to customers from our distribution center are recorded as a component of cost of sales.

The Company also uses a manufacturer in New York to manufacture one of the Company’s products. These orders are typically large and heavy and are drop shipped directly to our customers at the time of order. Costs associated with these shipments are recorded in cost of sales.

MusclePharm Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(March 31, 2014)

(Unaudited)

For Canadian sales, the product is shipped from our Canadian warehouse to our customers. Costs associated with the shipments are recorded in cost of sales.

Advertising

Advertising and promotion expenses include digital and print advertising, trade show events, athletic endorsements and sponsorships, and promotional giveaways.  Advertising expenses are recognized in the month that the advertising appears while costs associated with trade show events are expensed when the event occurs.  For major trade shows, the expenses are recognized within the calendar year over the period in which we recognize revenue associated with sales generated at the trade show. Costs related to promotional giveaways are expensed when the product is either given out at a promotional event or shipped to the customer.

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

Advertising expense for the three months ended March 31, 2014 and 2013, are as follows:

	Three Months Ended March 31,
	2014	2013

Advertising and promotion	$6,328,487	$2,317,377

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

The Company records interest and penalties related to unrecognized tax benefits in income tax expense. There were no interest or penalties related to unrecognized tax benefits for the three months ended March 31, 2014 and 2013.

Earnings (Loss) Per Share

Basic net earnings (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of common stock outstanding during each period. Diluted earnings (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of common stock, common stock equivalents and potentially dilutive securities outstanding during each period.

The Company uses the “treasury stock” method to determine whether there is a dilutive effect of outstanding option and warrant contracts. For the three months ended March 31, 2013 the Company reflected net loss and a dilutive net loss, and the effect of considering any common stock equivalents would have been anti-dilutive for the period. Therefore, separate computation of diluted earnings (loss) per share is not presented for the three months ended March 31, 2013.

MusclePharm Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(March 31, 2014)

(Unaudited)

The Company has the following common stock equivalents as of March 31, 2014 and 2013, respectively:

	As of March 31,
	2014	2013
Stock options (exercise price – $425/share)	472	670
Warrants (exercise price – $4 - $1,275/share)	263,089	687,839
Employee and director unvested shares	1,381,573	86,275
Total common stock equivalents	1,645,134	774,784

The following is a reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the three months ended March 31, 2014 and 2013, respectively:

	Three months ended
	March 31,
	2014	2013
Net income (loss)	$2,736,234	$(7,361,981)

Weighted average number of common shares outstanding	10,307,350	4,128,679
Incremental shares from the assumed exercise of dilutive agreements	1,644,573	-
Diluted common shares outstanding	11,951,923	4,128,679

Earnings (loss) per shares - basic	$0.27	$(1.78)
Earnings (loss) per shares - diluted	$0.23	$(1.78)

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

The ASU does not change the requirement to release a pro rata portion of the CTA of the foreign entity into earnings for a partial sale of an equity method investment in a foreign entity. ASU 2013-5 is effective for fiscal years (and interim periods within those fiscal years) beginning on or after December 15, 2013. The adoption of this pronouncement did not have a material impact on our consolidated financial statements.

MusclePharm Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(March 31, 2014)

(Unaudited)

Note 3: Property and Equipment

Property and equipment consisted of the following at March 31, 2014 and December 31, 2013:

	As of March 31, 2014	As of December 31, 2013	Estimated Useful Life
Leasehold improvements	$3,205,922	$619,159	From 20 to 182 months
Furniture, fixtures and equipment	2,059,778	1,849,462	From 3 to 5 years
Manufacturing and lab equipment	1,183,168	-	From 2 to 20 years
Vehicles	444,065	442,300	From 2 to 5 years
Displays	33,683	33,683	5 years
Website	11,462	11,462	3 years
Construction in process	190,373	1,018,509
Total	7,128,451	3,974,575
Less: Accumulated depreciation	(1,665,164)	(1,360,991)
	$5,463,287	$2,613,584

Note 4: Inventory

Inventory consisted of the following at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Raw materials inventory	$661,026	$-
Work in process inventory	16,411	-
Finished goods inventory	16,077,964	16,001,515
Inventory reserve	(101,261)	(229,147)
Total inventory - net	$16,654,140	$15,772,368

Included in the table above is $16,039,948 of finished goods inventory that has been purchased from third party manufacturers. The Company reserves for obsolete and slow moving inventory based on the age of the product as determined by the expiration date.  Products within one year of their expiration dates are considered for reserve purposes.  Historically, we have had minimal returns, and any damaged packaging is sent back to the manufacturer for replacement.  The Company recorded a reserve for obsolete and slow moving inventory of $101,261 and $229,147 as of March 31, 2014 and December 31, 2013.

Note 5: Fair Value of Financial Instruments

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

MusclePharm Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(March 31, 2014)

(Unaudited)

The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  The following are the major categories of assets and liabilities measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013, using quoted prices in active markets for identical liabilities (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	As of March 31,	As of December 31,
	2014	2013
Assets
Debt securities – FUSE convertible notes (Level 2)	$215,000	$259,715
Derivative instruments – FUSE warrants (Level 2)	-	119,248
	215,000	378,963

Liabilities
Derivative liabilities - Series D shares (Level 2)	$663,096	$1,147,330

The Company’s remaining financial instruments consisted primarily of accounts receivable, accounts payable and accrued liabilities, and debt. The Company’s debt approximates fair value based upon current borrowing rates available to the Company for debt with similar maturities. The carrying amounts of the Company’s financial instruments generally approximated their fair values as of March 31, 2014 and December 31, 2013, respectively, due to the short-term nature of these instruments.

Note 6: Debt Securities

On November 7, 2013, the Company purchased, for an aggregate $200,000, a senior secured convertible promissory note from Fuse Science Inc.  (“Fuse”) (OTC:DROP) that matures 90 days from the date of issuance, and certain derivative instruments (Note 7), the value of which was recorded as a discount to the note to be accreted over the note’s term.  The promissory note bears interest at a rate of 10% per annum and is convertible at any time prior to the maturity date into 3,076,923 shares of Fuse common stock at the conversion rate of $0.065 per share. The Company’s ability to convert into Fuse common stock is restricted by a beneficial ownership limitation of 9.99% of the number of the common stock outstanding after giving effect to the issuance of common stock issuable upon conversion. On December 11, 2013, the Company amended the Fuse note and funded an additional $75,000 under the original terms of the note.

On January 3, 2014, the Company renewed the combined $275,000 senior secured convertible promissory note from Fuse with a new maturity date of January 3, 2019 and convertible into 13,750,000 shares at a conversion rate $0.02 per share.

The Company has classified this note as a Level 2 trading security and has used a Black-Scholes valuation model to determine the value of the conversion option and detachable derivative instrument.  Changes in the reported value of the note will be included as a component of net income.  Values of $206,855 and $174,574 attributable to the conversion option and derivative instruments, respectively, have been recorded as a discount to be accreted as interest income over the stated maturity of the note.  As of March 31, 2014, the entire discount has been accreted to interest income. See Note 18 for subsequent events related to the Fuse convertible note.

The following table summarizes the Company’s debt securities activity for the three months ended March 31, 2014:

Fuse Note
Balance – December 31, 2013	$259,715
Redemption of note	(275,000)
Renewal of note	275,000
Discount for value of conversion option	(206,855)
Accretion of net discount	222,140
Unrealized loss on debt security	(60,000)
Balance – March 31, 2014	$215,000

Note 7: Derivative Instruments

In conjunction with the purchase of the Fuse convertible promissory note as amended and discussed in Note 6, the Company received callable warrants to purchase up to 9,165,750 shares of Fuse at an exercise price of $0.065 per share with expiration dates of 5 years from the date of issuance. The initial value of the warrants was $174,574 and was recorded as a discount against the note. Upon renewal of the convertible note as discussed in Note 6, the Company recognized the conversion option of the convertible note as a derivative instrument with an initial value of $206,855, which was recorded as a discount against the note.

MusclePharm Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(March 31, 2014)

(Unaudited)

The Company has classified the warrant and conversion option as a Level 2 fair value measurement, and used a Black-Scholes model to value the warrant and conversion option.  This model considers price volatility, time and risk.

The following table summarizes the Company’s derivative asset activity for the three months ended March 31, 2014:

Balance – December 31, 2013	$119,248
Fair value of conversion option at renewal	206,855
Unrealized loss	(326,103)
Balance – March 31, 2014	$-

See Note 18 for subsequent events related to the Fuse warrants.

Note 8: Debt

At March 31, 2014 and December 31, 2013, debt consists of the following:

	As of March 31, 2014	As of December 31, 2013

Revolving line of credit	$2,500,000	$2,500,000
Auto loan - secured	-	2,902
Unsecured debt	59,600	59,600
Total debt	2,559,600	2,562,502
Less: current portion	(2,559,600)	(2,562,502)
Long term debt	$-	$-

Debt in default of $59,600 and $59,600 at March 31, 2014 and December 31, 2013, respectively, is included as a component of short-term debt. Debt in default is related to certain convertible notes issues in 2012 and prior where the notes were never converted to common stock or principal repaid. The Company is in the process of contacting the note holders and negotiating settlement of the notes.

(A)	Revolving Line of Credit

On December 24, 2013, the Company entered into a revolving line of credit with U.S. Bank, N.A. in the amount of $2,500,000. The line of credit matures on September 15, 2014 and accrues interest at prime plus 2%, which is payable monthly. The interest rate at March 31, 2014 was 5.25%. The note is secured by a $2,500,000 savings account held at U.S. Bank, N.A. and is shown as restricted cash in the Consolidated Balance Sheets.

(B)	Unsecured Debt

Unsecured debt consisted of the following activity and terms:

Balance - December 31, 2013	$59,600
Repayments	-
Balance – March 31, 2014	$59,600

(C)	Vehicle Loan

Vehicle loan account consisted of the following activity and terms:

		Interest Rate	Maturity
Balance - December 31, 2013	$2,902	6.99%	3 payments of $1,008
Repayments	(2,902)
Balance – March 31, 2014	$-

MusclePharm Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(March 31, 2014)

(Unaudited)

Note 9: Derivative Liabilities

The Company identified conversion features embedded within Series D Preferred Stock issued in 2013. The Company has determined that the features associated with the embedded conversion option should be accounted for at fair value as a derivative liability as the Company could not determine if a sufficient number of shares would be available to settle all transactions.

The fair value of the conversion feature is summarized as follows:

Derivative liability - December 31, 2013	1,147,330
Fair value mark to market adjustment for equity instruments	(484,234)
Derivative liability – March 31, 2014	$663,096

The Company recorded the day one value of derivative contracts associated with the Series D preferred stock issuance against gross proceeds raised, and expensed immediately the remaining value of the derivative as it exceeded the gross proceeds of the offering. The Company recorded a derivative expense of $0 and $96,913 for the three months ended March 31, 2014 and 2013, respectively.

The fair values at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of March 31, 2014:

	Commitment Date	Re-measurement Date
Expected dividends	0%	0%
Expected volatility	120%	40%
Expected term:	1 year	1 year
Risk free interest rate	0.14%	0.13%

Note 10: Restricted Stock Units

In November 2012, the Company granted 129,413 restricted stock units through restricted stock unit agreements to certain executives. Each restricted stock unit represents a contingent right to receive one share of the Company’s common stock upon vesting. The value of this award at the grant date was $449,900 and will be amortized over the vesting periods such that each tranche of restricted stock units will be fully amortized at the date of vesting. The restricted stock units vest in one tranche of 43,137 on January 1, 2013 and two tranches of 43,138 shares on January 1, 2014 and December 1, 2014. As of March 31, 2014, 86,275 restricted stock units have vested and the unamortized portion of this award is $112,989.

In June 2013, the Company approved a restricted stock award to certain key employees, officers and directors for 1,550,000 cumulative shares. The awarded shares were issued upon the award’s approval with ownership rights to be conveyed upon vesting. The value of this award at the grant date was $17,065,500. Of these shares, the Company estimates that 1,500,200 shares will fully vest for a total value of $16,517,202. This amount will be amortized over the vesting periods such that each tranche’s estimated shares of restricted stock will be fully amortized at the dates of vesting. The Company will periodically review this estimate for reasonableness and make adjustments as appropriate. The award vests in two tranches with 17% vesting December 31, 2013 and the remaining 83% vesting December 31, 2015 with the exception of certain executives under employment agreements that terminate prior to December 31, 2015. These awards will be amortized over the remaining term of their employment agreements. As of March 31, 2014, 263,500 shares have vested and the unamortized portion of this award is $11,342,915.

In December 2013, the Company granted the independent members of the Board of Directors a restricted stock grant of 19,364 shares as part of the annual director’s compensation plan. The awarded shares were issued upon the award’s approval with ownership rights to be conveyed upon vesting. The value of this award at the grant date was $152,000, and will be amortized over the vesting periods. The restricted stock award will vest in three equal tranches on July 1, 2014, July 1, 2015, and July 1, 2016. As of March 31, 2014, no shares have vested and the unamortized portion of the awards was $113,998.

MusclePharm Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(March 31, 2014)

(Unaudited)

On March 17, 2014, the Company granted the independent members of the Board of Directors a restricted stock grant of 48,856 shares as part of the annual director’s compensation plan. The awarded shares were issued upon the award’s approval with ownership rights to be conveyed upon vesting. The value of this award at the grant date was $320,007, and will be amortized over the service period, which is January 1 – December 31, 2014. The restricted stock award will vest in three equal tranches on March 17, 2014, March 17, 2015, and March 17, 2016. As of March 31, 2014, 16,284 shares have vested and the unamortized portion of the awards is $240,000.

Total compensation expense for these awards recognized during the three months ended March 31, 2014 was $2,402,435 and is included in operating expenses.

Note 11: Stockholders’ Equity

(A) Series D Convertible Preferred Stock

In January 2013, the Board of Directors authorized 1,600,000 shares of Series D convertible preferred stock. Between January 16, 2013 and February 4, 2013, the Company entered into separate subscription agreements with certain investors in connection with the offering, pursuant to which the Company sold an aggregate of 1,500,000 shares of Preferred Stock for aggregate gross proceeds of approximately $12 million. Pursuant to the Certificate of Designation of the Series D Convertible Preferred Stock filed with the Nevada Secretary of State on January 11, 2013 (the “Certificate of Designation”), each share of Preferred Stock is convertible into two shares of common stock, subject to adjustment as set forth in the Certificate of Designation.  During the three months ended March 31, 2014, no shares of Series D convertible preferred stock were converted into common stock. See Note 18 for subsequent events related to Series D stock conversion.

The shares of Series D have the following provisions:

•	Voting rights based on number of common shares of conversion option;

•	Initially no rights to dividends;

•	Liquidation rights entitle the receipt of net assets on a pro-rata basis; and

•	Convertible into 2 shares of common stock, subject to adjustment.

(B) Common Stock

During the three months ended March 31, 2014, the Company issued the following common stock:

Transaction Type	Quantity (#)	Valuation ($)	Range of Value per Share ($)
Executive/board of director compensation	60,422	265,325	3.48 – 8.70
Stock issued for Biozone asset purchase	1,200,000	9,840,000	8.20
Total	1,260,422	10,105,325	3.48 – 8.70

The fair value of all stock issuances above is based upon the quoted closing trading price on the date of issuance. See Note 16 for further details of the Biozone asset purchase.

(C) Stock Options

There was no stock option activity for the three months ended March 31, 2014.

(D) Stock Warrants

A summary of warrant activity for the Company for the three months ended March 31, 2014 is as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance at December 31, 2013	263,089	4.43
Granted	-	-
Exercised	-	-
Converted	-	-
Balance at March 31, 2014	263,089	4.43

MusclePharm Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(March 31, 2014)

(Unaudited)

Warrants Outstanding				Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Intrinsic Value
$$4 - 1,275	263,089	1.00	$4.43	263,089	$4.43	$518,295

See Note 18 for subsequent events related to conversion of Series D warrants.

(E) Stock Repurchase Plan

On December 10, 2013, the Board of Directors approved a one year, $5 million stock repurchase plan allowing for the repurchase of up to $5,000,000 of MusclePharm common stock over a one year period. During the three month period ended March 31, 2014, no shares were repurchased under this plan.

Note 12: Commitments, Contingencies and Other Matters

(A) Operating Lease

The Company accounts for leases as operating or capital based on the criteria set forth in ASC 840-10-25-1. The Company has various non-cancelable operating leases with terms expiring through 2029.

Future minimum annual lease payments for the above leases are approximately as follows:

Years Ending December 31,
2014 (9 months)	$967,816
2015	868,844
2016	355,916
2017	291,528
2018	291,528
Thereafter	3,206,808
Total minimum lease payments	$5,982,440

Rent expense for the three months ended March 31, 2014 and 2013, was $297,497 and $151,219, respectively.

(B) Capital Leases

The Company accounts for leases as operating or capital based on the criteria set forth in ASC 840-10-25-1. As of March 31, 2014, the Company had $206,917 in leased assets classified as Furniture, fixtures, and equipment and Manufacturing and lab equipment under Property and equipment in the Consolidated Balance Sheets. The accumulated depreciation on leased assets as of March 31, 2014 was $6,068. Short term capital lease liabilities of $68,094 are included as a component of current liabilities, and the long-term capital lease liabilities of $118,277 are included as a component of long term liabilities in our Consolidated Balance Sheets. Included in our capital lease liabilities as of March 31, 2014 are leases acquired during the Biozone acquisition of $112,705.

As of March 31, 2014 and December 31, 2013, the Company had an outstanding balance on capital leases of $186,371 and $81,292, respectively. Future minimum lease payments are as follows:

Years Ending December 31,
2014 (9 months)	$60,650
2015	80,867
2016	69,017
2017	4,155
Total minimum lease payments	214,689
Less amounts representing interest	(28,318)
Present value of minimum lease payments	$186,371

MusclePharm Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(March 31, 2014)

(Unaudited)

(C) Legal Matters

From time to time, the Company is or may become involved in various legal proceedings that arise in the ordinary course of business or otherwise. Legal proceedings are subject to inherent uncertainties as to timing, outcomes, costs, expenses and time expenditures by the Company’s management and others on behalf of the Company. Although there can be no assurance, based on information currently available, the Company’s management believes that the outcome of legal proceedings that are pending or threatened against the Company will not have a material effect on the Company’s financial condition. However, the outcome of any of these matters is neither probable nor reasonably estimable.

As of and for the three months ended March 31, 2014, the Company was not a party to any material litigation, and there were no lawsuits settled during the period.

On March 27, 2014, Plaintiff 580 Garcia Properties, LLC, filed a lawsuit for unlawful detainer in California Superior Court in Contra Costa County, Case No. PS14-0407, against Defendants Biozone Laboratories, Inc., a California corporation, and Biozone Pharmaceuticals, Inc., a Nevada corporation (together, “Biozone”), represented by Paul Sievers of Manly, Stewart & Finaldi, and also against Defendants MusclePharm Corporation (“MPC”) and Biozone Laboratories, Inc., a Nevada corporation (“BLI-NV”), represented by King Parret & Droste LLP. The lawsuit seeks judicial determination of lease termination based on the landlords’ refusal to consent to lease assignment as well as incidental damages for alleged rental value even though rent payments are current, and attorney’s fees. On March 21, 2014 the Company received an eviction notice for our Biozone facility at 580 Garcia Avenue, Pittsburg, CA. The Company believes that this legal action is without merit and intends to defend this cause of action. However, if this matter is adversely determined against us, the Company is unable to quantify the amount of damages it would incur, including without limitation, moving expenses. The Company is entitled to indemnification from Biozone pursuant to the Asset Purchase Agreement, dated November 12, 2013, by and among MusclePharm Corporation, a Nevada corporation, Biozone Laboratories, Inc., a Nevada corporation, Biozone Pharmaceuticals, Inc., a Nevada corporation, Biozone Laboratories, Inc., a California corporation, Baker Cummins Corp. a Nevada corporation, and an indemnity agreement executed by Biozone in favor of the Company. The Company is entitled to bring indemnity claims against Biozone for this cause of action as well as other potential claims on or before the date which is nine months from January 2, 2014.

 (D) Product Liability

As a manufacturer of nutritional supplements and other consumer products that are ingested by consumers, the Company may be subject to various product liability claims. Although we have not had any material claims to date, it is possible that current and future product liability claims could have a material adverse effect on our business or financial condition, results of operations or cash flows. The Company currently maintains product liability insurance with a deductible/retention of $10,000 per claim with an aggregate cap on retained loss of $5,000,000. At March 31, 2014, the Company had not recorded any accruals for product liabilities.

(E) Sponsorship and Endorsement Contract Liabilities

The Company has various non-cancelable endorsement and sponsorship agreements with terms expiring through 2017. The total value of outstanding payments as of March 31, 2014 was $14,536,916. The total outstanding payments are as follows:

Outstanding Payments	2014	2015	2016	2017	Total
Endorsement	$1,461,000	$2,455,833	$853,333	$-	$4,770,166
Sponsorship	3,521,250	4,832,500	1,125,000	100,000	9,578,750
Service	128,000	60,000	-	-	188,000
Total	$5,110,250	$7,348,333	$1,978,333	$100,000	$14,536,916

(F) SEC Investigation

In July 2013, the Company received a formal order of investigation of the Company from the Denver Regional Office of the Securities and Exchange Commission. As a result of that formal order, the Company is conducting a review of its internal controls, disclosures of related party transactions, settlements of claims including share issuance, executive compensation, and disclosure of perquisites for the periods of 2010, 2011, and 2012. There can be no assurance that these are the only subject matters of concern, what the nature or amounts in question will be, or that these are the only periods under review.

Note 13: Defined Contribution Plan

The Company established a 401(k) Plan (the “401(k) Plan”) for eligible employees of the Company. Generally, all employees of the Company who are at least twenty-one years of age and who have completed six months of entry service are eligible to participate in the 401(k) Plan. The 401(k) Plan is a defined contribution plan that provides that participants may make voluntary salary deferral contributions, on a pretax basis, of up to $17,500 for 2014 (subject to make-up contributions) in the form of voluntary payroll deductions. The Company may make discretionary contributions. During the three months ended March 31, 2014 and 2013, the Company’s matching contribution were $55,534 and $12,791, respectively.

MusclePharm Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(March 31, 2014)

(Unaudited)

Note 14: Related Party Transactions

Ryan DeLuca, the Chief Executive Officer of one of our major customers, Bodybuilding.com, is the brother of Jeremy DeLuca, MusclePharm’s President of Sales and Marketing. We maintained a business relationship with Bodybuilding.com prior to hiring Mr. DeLuca. We do not offer preferential pricing of our products to Bodybuilding.com based on these relationships. Sales of products to Bodybuilding.com were $8,223,456 and $8,019,335 for the three months ended March 31, 2014 and 2013, respectively.  Bodybuilding.com owed the Company approximately $1,684,995 and $2,051,265 in trade receivables as of March 31, 2014 and December 31, 2013, respectively. The Company purchased marketing services from Bodybuilding.com during the three months ended March 31, 2014 in the amount of $349,998.

We lease our office and warehouse facility in Hamilton, Ontario, Canada from 2017275 Ontario Inc., which is a company owned by Renzo Passaretti, VP and General Manager of MusclePharm Canada Enterprises Corp, our wholly owned Canadian subsidiary. For the three months ended March 31, 2014 and 2013, we paid rent of $18,064 and $19,502, respectively. The lease expires March 31, 2016.

On October 16, 2013, the Company entered into an Office Lease Agreement with Frost Real Estate Holdings, LLC, a Florida limited liability company owned by Dr. Phillip Frost, one of our significant shareholders. Pursuant to the lease, the Company rents 1,437 square feet of office space for an initial term of three years, with an option to renew the lease for an additional three year term. For the three months ended March 31, 2014, we paid rent of $22,781.

During the three months ended March 31, 2014, the Company purchased split dollar life insurance policies on certain key executives. These policies provide a split of 50% of the death benefit proceeds to the Company and 50% to the officer’s designated beneficiaries.

Note 15: Endorsement Agreement

On July 26, 2013, the Company entered into an Endorsement Licensing and Co-Branding Agreement by and among, the Company, Arnold Schwarzenegger, Marine MP, LLC, and Fitness Publications, Inc. Under the terms of the Agreement, Mr. Arnold Schwarzenegger will co-develop a special Arnold Schwarzenegger product line and will be co-marketed under Mr. Schwarzenegger’s name and likeness.

In connection with this agreement, the Company also issued Marine MP, LLC fully vested restricted shares of common stock. As of March 31, 2014 and December 31, 2013, the amount of unamortized stock compensation expense related to this agreement was $6,598,800 and $7,300,800, respectively. The shares are being amortized over the original three year term of the agreement. The current and non-current portions of this unamortized stock compensation are included as a component of Prepaid Stock Compensation in the Consolidated Balance Sheets.

Note 16: Biozone Acquisition

On January 2, 2014, the Company closed the transactions contemplated in the Asset Purchase Agreement (the “APA”) dated November 12, 2013 with BioZone Pharmaceuticals, Inc. (“BioZone”) and its subsidiaries, BioZone Laboratories, Inc., and Baker Cummins Corporation (collectively, the “Seller”). At closing, the Company acquired substantially all of the operating assets of BioZone, including all assets associated with QuSomes, HyperSorb and EquaSomes drug delivery technologies and the name “Biozone”, “Biozone Laboratories” and similar names and domain names (and excluding certain assets including cash on hand).

The base purchase price under the APA was 1.2 million shares of the Company’s common stock of which 600,000 shares were placed into escrow for a period of nine months to cover indemnification obligations and which shares are also subject to repurchase from the escrow for $10.00 per share in cash during the nine-month escrow period. The remaining 600,000 non-escrowed shares were issued to Biozone upon closing and are subject to a lockup agreement which permits private sales (subject to the lockup and certain leak out provisions). The total consideration paid by MSLP was $9,840,000 in common stock based on the stock price as of January 2, 2014. As of March 31, 2014 and the date of this report, the Company is still evaluating the extent to which there will be adjustments against the purchase price of the Biozone assets and liabilities as a result of certain claims that the Company may assert against Biozone pursuant to the indemnification provision under the APA and the 580 Garcia Lease indemnity agreement.

MusclePharm Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(March 31, 2014)

(Unaudited)

All assets acquired from BioZone are now held in BioZone Laboratories, Inc., a wholly owned subsidiary of MusclePharm Corporation. Biozone is a developer, manufacturer, and marketer of over-the-counter drugs and preparations, cosmetics, and nutritional supplements.

(A)	Assets and Liabilities Acquired

The Biozone acquisition is considered the acquisition of a business and was accounted for under the purchase method of accounting. The acquired assets and liabilities have been recognized at their estimated fair value. MusclePharm contracted a third party valuation firm to determine the fair value at the date of purchase of all identifiable tangible and intangible assets purchased in the acquisition.

The following reflects the allocation of the consideration to the net tangible and identifiable intangible assets of the Seller, based upon their estimated fair values:

Assets and Liabilities at Fair Value
Assets
Intangible assets
Patents	$5,869,874
Trademarks	656,160
Customer Lists	629,607
Domain Name	21
Total intangible assets	7,155,662
Property & equipment	1,859,066
Receivables	806,212
Inventory	840,999
Other assets	577,453
Total assets acquired	11,239,392

Liabilities
Factoring payable	795,031
Trade payables	327,038
Equipment leases	122,766
Employee vacation liability	78,134
Other	76,423
Total liabilities assumed	1,399,392

Total stock consideration	$9,840,000

(B)	Receivables

We acquired various receivables as part of the asset acquisition of Biozone. The table below reflects the estimated fair value and the contractual value of the receivables as of the transaction date. As of the date of the acquisition we did not determine that any of the receivables would ultimately become uncollectible.

Receivables	Estimated Fair Value	Contractual Value
Trade receivables	$806,212	$807,240
Factoring receivable	150,702	151,016
Asset sale receivable	399,814	400,000

(C)	Unaudited Pro Forma Income Statement

The accompanying consolidated statements of operations include the results of the Biozone Acquisition from the acquisition date of January 2, 2014.  The Company has determined that there were no significant transactions during the one day which is not presented in the accompanying consolidated statement of operations for the three months ended March 31, 2014 and has therefore not presented the pro forma effects of the acquisition for this period. The unaudited pro forma effects of the acquisition on the results of operations as if the acquisition had been completed on January 1, 2013 is as follows:

MusclePharm Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(March 31, 2014)

(Unaudited)

Three months ended March 31,	2013
Total net revenues	$24,436,698
Net loss	(8,602,097)
Net loss per common share:
Basic and Diluted	$(2.08)

The above unaudited pro forma results include adjustments for amortization of acquired intangibles, interest expense and income tax expense.  The unaudited pro forma information as presented above is for informational purposes only and is not necessarily indicative of results of operations that would have been achieved if the acquisition had taken place at the date identified.

Note 17: Intangible Assets

Intangible assets are as follows as of March 31, 2014, which also includes intangible assets acquired in the Biozone acquisition as more fully described in Note 16 above:

	As of March 31, 2014
	Gross carrying amount	Accumulated amortization	Net carrying amount	Weighted average amortization period (years)
Amortized intangible assets
Patents	$5,922,374	$(220,482)	$5,701,892	8.74
Trademarks	691,160	(38,467)	652,693	7.36
Customer relationships	629,607	(26,234)	603,373	6.00
	7,243,141	(285,183)	6,957,958

Indefinite lived intangible assets
Domain name	67,686	-	67,686	-
	67,686	-	67,686
Total intangible assets	$7,310,827	$(285,183)	$7,025,644

Estimated amortization expense for intangible assets as of March 31, 2014 is as follows:

2014 (9 months)	$830,703
2015	1,104,106
2016	1,001,226
2017	932,310
2018	910,413
Thereafter	2,179,200
Total amortization expense	$6,957,958

MusclePharm Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(March 31, 2014)

(Unaudited)

Intangible amortization expense for the three months ended March 31, 2014 was $285,183 and is included in operating expenses in the Consolidated Statement of Operations.

With the exception of domain names, intangibles are amortized over the estimated useful lives of the assets of 2 to 18 years. We review intangible assets for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. We use an estimate of future undiscounted net cash flows of the related assets or groups of assets over their remaining lives in measuring whether the assets are recoverable. An impairment loss is calculated by determining the difference between the carrying values and the estimated fair values of these assets. We did not consider any of our intangible assets to be impaired during the three months ended March 31, 2014.

Note 18: Subsequent Events

On April 2, 2014, the remaining 131,500 outstanding shares of our Series D Convertible Preferred Stock held by Dr. Philip Frost were converted into 263,000 shares of the Company’s common stock.

On April 2, 2014, the Company entered into a security purchase agreement to sell the Fuse convertible note and warrants as more fully described in Notes 6 and 7 for an aggregate purchase price of $215,000.

On April 8, 2014, Mr. L. Gary Davis submitted his resignation as the Company’s Chief Financial Officer, effective April 15, 2014, and as an employee of the Company entirely, effective December 31, 2014. Mr. Davis’ resignation was for personal reasons and not as a result of any disagreements between him and the Company with respect to the Company’s operations, policies or practices. Mr. Davis will continue to be employed by the Company in a special projects role until December 31, 2014; however, beginning on April 15, 2014 he will no longer be a named executive officer, including for purposes of the Securities Exchange Act of 1934, as amended.

On April 10, 2014, Donald W. Prosser resigned from his position serving as a member of the Company’s Board of Directors, effective April 16, 2014. Mr. Prosser’s resignation from the Board of Directors was not as a result of any disagreements between him and the Company with respect to the Company’s operations, policies or practices. Also on April 10, 2014, Mr. Prosser was appointed to serve as the Company’s Chief Financial Officer and Principal Accounting Officer, effective April 16, 2014.

Also on April 10, 2014, Bradley Pyatt resigned his position serving as President of the Company, effective April 16, 2014, but will continue to serve as the Company’s Chief Executive Officer and Chairman of its Board of Directors. Concurrently, Richard Estalella was appointed to serve as the Company’s President, effective April 16, 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is discussion should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes thereto, included elsewhere in this Quarterly Report on Form 10-Q and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013 that was filed with the SEC on March 31, 2014.

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

Business Overview

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

MusclePharm is an aggressive growth company with a portfolio of brands that we believe fuels growth across all categories and geographies. For the three months ended March 31, 2014 we grew net sales to $50.2 million, up 123%, with a 2-year 74% compound annual growth rate (“CAGR”).

Biozone Acquisition

As more fully discussed in Note 16, the Company closed the transactions contemplated in the Asset Purchase Agreement (the “APA”) dated November 12, 2013 with BioZone Pharmaceuticals, Inc. (“BioZone”) and its subsidiaries, BioZone Laboratories, Inc., and Baker Cummins Corporation (collectively, the “Seller”). At closing, the Company acquired substantially all of the operating assets of BioZone, including all assets associated with QuSomes, HyperSorb and EquaSomes drug delivery technologies and the name “Biozone”, “Biozone Laboratories” and similar names and domain names.

Biozone is a developer, manufacturer, and marketer of over-the-counter drugs and preparations, cosmetics, and nutritional supplements. The acquisition of Biozone was completed to allow us to take the first steps in vertically integrating our supply chain, and will give us the opportunity to start manufacturing some of our own products, which are currently produced by third party manufacturers. We also anticipate leveraging Biozone’s research and development assets to reduce operating expenses paid to third parties for testing and certification of our products.

Results of Operations

For the Three Months Ended March 31, 2014 and 2013 (unaudited):

	Three Months Ended March 31,
	2014	% of Net Sales	2013	% of Net Sales

Sales - net	50,209,454		22,561,167
Cost of sales	32,336,385	64.4%	14,396,406	63.8%
Gross profit	17,873,069	35.6%	8,164,761	36.2%
Operating expenses	15,449,181	30.8%	8,886,241	39.4%
Income (loss) from operations	2,423,888	4.8%	(721,480)	(3.2%)
Other income (expenses) - net	344,507	0.7%	(6,640,501)	(29.4%)
Net income (loss) before taxes	$2,768,395	5.5%	$(7,361,981)	(32.6%)
Income tax provision	(32,161)	(0.1%)	-	0.0%
Net income (loss) after taxes	2,736,234	5.4%	(7,361,981)	(32.6%)
Net income (loss) per share - basic	$0.27		$(1.78)
Net income (loss) per share - diluted	$0.23		$(1.78)
Weighted average number of common shares outstanding during the period – basic	10,307,350		4,128,679
Weighted average number of common shares outstanding during the period – diluted	11,951,923		4,128,679

Revenue

Net sales increased approximately $27.6 million or 123% to $50.2 million for the three months ended March 31, 2014, compared to $22.6 million for the three months ended March 31, 2013. This increase in sales was due to the successful execution of our growth strategy that includes driving innovation, serving the needs of all athletes, fueling the engine of sport through new products, brand extensions, and increasing our product distribution and sales through increased market penetrations both domestically and internationally.

A key area of growth for the three months ended March 31, 2014 was increased sales in international markets. International sales are included in the results of operations and increased approximately $11 million or 176% to $17.2 million for the three months ended March 31, 2014, compared to $6.3 million for the three months ended March 31, 2013.

Discounts and sales allowances

Discounts and sales allowances for the three months ended March 31, 2014 increased to approximately $6.5 million, or 11% of gross sales as compared to $2.4 million or 9% of gross sales for the three months ended March 31, 2013. This 2% of gross sales increase is primarily due to promotions surrounding our Arnold product line during the Arnold Fitness Expo during first quarter. Our Arnold product line is a new product line that we developed and co-branded with Arnold Schwarzenegger and was launched in September 2013.

Gross Profit

Gross profit increased approximately $9.7 million or 119% to $17.9 million for the three months ended March 31, 2014, compared to $8.2 million for the three months ended March 31, 2013. The increase was due to the successful execution of our growth strategy as well as improved supply chain optimization, operational infrastructure improvements, enterprise resource planning (ERP) and reporting systems integration and key management hires.

Operating Expenses

Operating expenses for the three months ended March 31, 2014 increased to approximately $15.4 million, compared to approximately $8.9 million for the three months ended March 31, 2013, a $6.6 million increase. As a percent of sales, operating expenses decreased from 39.4% for the three months ended March 31, 2013 to 30.8% for the same period in 2014. These expenses included necessary infrastructure improvements, new growth platforms and initiatives, and staffing increases to establish a scalable organization.

Advertising and promotion expenses were $6.3 million, or 12.6% of revenue, for the three months ended March 31, 2014 compared to $2.3 million, or 10.3% of revenue, for the three months ended March 31, 2013. Of this increase, $2.2 million is for expenses related to the strategic partnership that we entered into with Arnold Schwarzenegger as more fully discussed in Note 15.

Salaries and benefits were $5.4 million, or 10.7% of revenue, for the three months ended March 31, 2014 up from $1.2 million, or 5.5% for the same period in 2013. Included in this increase is $2.3 million related to amortization of restricted stock awards granted to employees, directors and executives.

Professional fees decreased significantly for the three months ended March 31, 2014 to $0.8 million from $4.1 million for the same period in 2013. Expenses in 2013 included the final settlement of legacy consulting agreements and legal fees that were incurred as part of the recapitalization of the Company.

The following table provides an overview of total operating expense by category and percentage of each of net revenue:

	Three Months Ended March 31,
	2014	% of Net Revenue	2013	% of Net Revenue
Advertising and promotion	$6,328,487	12.6%	$2,317,377	10.3%
Salaries and benefits	5,366,806	10.7%	1,248,459	5.5%
General and administrative	1,872,368	3.7%	1,145,556	5.1%
Research and development	1,096,946	2.2%	90,129	0.4%
Professional Fees	784,574	1.6%	4,084,720	18.1%
Total operating expenses	$15,449,181	30.8%	$8,886,241	39.4%

Income (loss) from Operations

Our net income from operations for the three months ended March 31, 2014, was $2.4 million, compared to a net loss of $0.7 million for the three months ended March 31, 2013.

Other Income (Expenses)

Other income was $0.3 million for the three months ended March 31, 2014, compared to other expense of $6.6 million for the three months ended March 31, 2013. Components of other income (expense) are as follows:

	Three Months Ended March 31,
	2014	2013

Derivative expense	$-	$(96,913)
Change in fair value of derivative liabilities	484,234	(6,044,643)
Gain on settlement of accounts payable and debt	5,499	276,985
Interest expense	(39,373)	(780,320)
Foreign currency transaction loss	(30,106)	(5,610)
Interest income	222,756	-
Unrealized loss on derivative instrument and debt securities	(386,103)	-
Other income	87,600	10,000
Total other income (expense)	$344,507	$(6,640,501)

The change in the fair value of the derivative liability went from expense of $6.0 million for the three months ended March 31, 2013 to a gain of $0.5 million for the three months ended March 31, 2014. Interest expense also decreased by $0.7 million for the same time period due to the elimination of convertible debt in 2013.

Net Income (Loss)

Net income for the three months ended March 31, 2014 was $2.7 million, or $0.27 per basic share outstanding and $0.23 per diluted share outstanding compared to a net loss for the same period of $7.4 million, or $(1.78) per basic and diluted share. Inflation did not have a material impact on our operations for the period.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at March 31, 2014, compared to December 31, 2013.

	March 31, 2014	December 31, 2013	Increase/Decrease
Current Assets	$48,998,928	$44,526,480	$4,472,448
Current Liabilities	$(30,701,369)	$(32,368,521)	$1,667,152
Working Capital	$18,297,559	$12,157,959	$6,139,600

Our primary source of operating cash has been through product sales. Our principal use of cash has been to purchase inventory, pay for operating expenses, and acquire capital assets. At March 31, 2014, we had cash of $3.3 million and working capital of approximately $18.3 million, compared to cash of $5.4 million and working capital of approximately $12.2 million at December 31, 2013. The working capital increase of approximately $6.1 million was due to a net increase in accounts receivables of $5.9 million, an increase in inventory of $0.9 million, a decrease in accounts payable and accrued liabilities of $1.2 million, a decrease in derivative liabilities of $0.5 million offset by a decrease in cash of $2.1 million and a decrease in prepaid expense of $0.3 million.

Included in our working capital as of March 31, 2014 and December 31, 2013 are restricted cash balances of $2,500,630 and $2,500,014, respectively. The restricted cash balance is cash collateral for a line of credit that we secured through US Bank in December 2013 as more fully discussed in Note 8(A) in our Notes to Consolidated Financial Statements.

The Company’s management believes that with continued growth and increased sales expansion, we will be able to fund operations with operating cash flow; however, the Company may need to continue to raise capital in order execute the business plan, which includes buying more inventory and broadening the sales platform. There can be no assurance that such capital will be available on acceptable terms or at all.

Our net consolidated cash inflows (outflows) are as follows:

	Three Months Ended March 31,
	2014	2013
Operating Activities	$(784,801)	$(3,216,116)
Investing Activities	(1,303,387)	(225,426)
Financing Activities	(2,902)	11,922,620
Effect of exchange rates on cash and cash equivalents	(4,247)	1,849
Net (decrease) increase in cash	$(2,095,337)	$8,482,927

Cash used in operating activities was $0.8 million for the three months ended March 31, 2014, as compared to cash used in operating activities of $3.2 million for the three months ended March 31, 2013. The decrease in cash used in operating activities of approximately $2.4 million was primarily due to an increase in our net income of $10.1 million and unrealized losses of $0.4 million derivative assets and debt securities, offset by a decrease in non-cash expenses and income of $2.5 million, an increase in accounts receivable, prepaid expenses, and inventory of $1.4 million, and a decrease of $4.2 million in accounts payable and accrued liabilities.

Cash used in investing activities increased to $1.3 million from $0.2 million for the three months ended March 31, 2014 and 2013 due to increased investments in fixed assets including leasehold improvements.

Cash used in financing activities was nil for the three months ended March 31, 2014, compared to cash flows provided by financing activities of $11.9 million for the three months ended March 31, 2013. The $11.9 million decrease was due to $16.4 million decrease in the proceeds from issuance of preferred and common shares offset by a decrease in the repayment of debt of $4.4 million and $0.1 million for the purchase of treasury shares.

Off-Balance Sheet Arrangements

Other than the operating leases, as of March 31, 2014, we did not have any off-balance sheet arrangements. We are obligated under operating leases for the rental of office space. Future minimum rental commitments with a remaining term in excess of one year as of March 31, 2014 are as follows:

Years Ending December 31,
2014 (9 months)	$967,816
2015	868,844
2016	355,916
2017	291,528
2018	291,528
Thereafter	3,206,808
Total minimum lease payments	$5,982,440

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

A summary of our significant accounting policies is provided in Note 2 of the Notes to Consolidated Financial Statements in Item 1 of this report. We believe the critical accounting policies and estimates described below reflect our more significant estimates and assumptions used in the preparation of our consolidated financial statements. The impact and any associated risks on our business that are related to these policies are also discussed throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect reported and expected financial results. There have been no significant changes to our critical accounting policies and estimates from those disclosed in annual report on Form 10-K filed on March 31, 2014.

Recent Accounting Pronouncements

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

The ASU does not change the requirement to release a pro rata portion of the CTA of the foreign entity into earnings for a partial sale of an equity method investment in a foreign entity. ASU 2013-5 is effective for fiscal years (and interim periods within those fiscal years) beginning on or after December 15, 2013. The adoption of this pronouncement did not have a material impact on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”) were effective to ensure that information required to be disclosed by us in report that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Except as disclosed in Note 12: Commitments, Contingencies and Other Matters, to the Financial Statements contained herein, we are currently not involved in any new litigation that we believe could have a material adverse effect on our financial condition or results of operations. Except as disclosed in Note 12: Commitments, Contingencies and Other Matters, there is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or any of our subsidiaries, threatened against or affecting our Company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 31, 2014. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company has not made any unregistered sales of equity securities during the three months ended March 31, 2014.

Item 3. Defaults Upon Senior Securities.

There were no defaults upon senior securities during the three months ended March 31, 2014.

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

MUSCLEPHARM CORPORATION

Date: May 5, 2014	By:	/s/ Brad J. Pyatt
Name: Brad J. Pyatt
Title: Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2014	By:	/s/ Donald W. Prosser
Name: Donald W. Prosser
Title: Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)

