Form 10-Q
period 2014-06-30
MusclePharm Corp
filed 2014-08-05
CIK 1415684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2014

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

As of August 1, 2014, there were 11,128,440 shares outstanding of the registrant’s common stock.

MusclePharm Corporation

Form 10-Q – Quarterly Report

For the Quarter Ended June 30, 2014

MusclePharm Corporation

Consolidated Balance Sheets

	June 30, 2014
	(unaudited)	December 31, 2013
Assets
Current assets:
Cash	$3,768,840	$5,411,515
Cash – restricted	-	2,500,014
Investment in debt securities	-	259,715
Accounts receivable – net of allowance for doubtful accounts	19,197,544	13,741,180
Derivative instrument	-	119,248
Inventory – net	19,769,356	15,772,368
Prepaid giveaways	975,450	1,177,539
Prepaid stock compensation	3,018,940	3,023,717
Prepaid sponsorship and endorsement fees	151,892	1,145,161
Prepaid expenses	1,989,597	1,335,218
Other receivable	1,342,843	-
Other assets	333,240	40,805
Total current assets	50,547,702	44,526,480
Property and equipment – net	6,221,261	2,613,584
Intangible assets – net	6,732,532	155,165
Prepaid stock compensation	3,251,791	4,718,238
Other assets	179,632	144,229
Total assets	$66,932,918	$52,157,696
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$23,900,432	$26,605,588
Accrued liabilities	4,527,085	2,053,101
Line of credit	-	2,500,000
Notes payable	45,600	62,502
Derivative liabilities	-	1,147,330
Total current liabilities	28,473,117	32,368,521
Other long-term liabilities	366,378	54,639
Total liabilities	28,839,495	32,423,160
Commitments and Contingencies (Note 10)
Stockholders’ Equity:
Series D, Convertible Preferred Stock, $0.001 par value; 1,600,000 shares authorized; 1,500,000 shares issued; none and 131,500 shares issued and outstanding, respectively	-	132
Common Stock, $0.001 par value; 100,000,000 shares authorized; 10,782,833 and 9,259,411 shares issued, respectively; 10,612,912 and 9,089,490 shares issued and outstanding, respectively	10,783	9,260
Additional paid-in capital	118,259,128	103,064,901
Treasury stock at cost; 169,921 shares	(1,498,298)	(1,498,298)
Accumulated other comprehensive income (loss)	4,665	(14,042)
Accumulated deficit	(78,682,855)	(81,827,417)
Total stockholders’ equity	38,093,423	19,734,536
Total Liabilities and Stockholders’ Equity	$66,932,918	$52,157,696

The accompanying notes are an integral part of these unaudited consolidated finance statements.

MusclePharm Corporation

Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Sales - net	$46,739,987	$25,480,059	$96,949,441	$48,041,226
Cost of sales	31,093,224	17,566,718	63,429,609	31,963,124
Gross profit	15,646,763	7,913,341	33,519,832	16,078,102
Operating expenses:
Advertising and promotion	5,919,263	3,275,200	12,247,749	5,592,577
Salaries and benefits	5,777,488	1,563,909	11,144,295	2,812,368
Selling, general, and administrative	2,356,940	1,918,665	4,229,308	3,064,220
Research and development	1,163,883	169,231	2,260,829	259,361
Professional fees	(50,326)	3,727,267	734,247	7,811,986
Total operating expenses	15,167,248	10,654,272	30,616,428	19,540,512
Operating income (loss)	479,515	(2,740,931)	2,903,404	(3,462,410)
Other income (expense), net:
Derivative expense	-	-	-	(96,913)
Change in fair value of derivative liabilities	(110,289)	272,681	373,944	(5,771,963)
Gain on settlement of accounts payable	25,978	47,671	31,477	324,656
Interest expense	(17,015)	(1,125)	(56,388)	(781,445)
Foreign currency transaction loss	(4,390)	(104)	(34,496)	(5,714)
Loss on derivative instrument and debt security	-	-	(386,103)	-
Interest income	-	-	223,049	-
Other income, net	79,315	-	166,622	10,000
Total other income (expense), net	(26,401)	319,123	318,105	(6,321,379)
Net income (loss) before taxes	453,114	(2,421,808)	3,221,509	(9,783,789)
Provision for income taxes	(44,786)	-	(76,947)	-
Net income (loss)	$408,328	$(2,421,808)	$3,144,562	$(9,783,789)
Other comprehensive income (loss)
Net change in foreign currency translation	22,954	4,228	18,707	(1,841)
Total other comprehensive income (loss)	22,954	4,228	18,707	(1,841)
Total comprehensive income (loss)	$431,282	$(2,417,580)	$3,163,269	$(9,785,630)
Net income (loss) per share:
Basic	$0.04	$(0.34)	$0.30	$(1.72)
Diluted	$0.03	$(0.34)	$0.27	$(1.72)
Weighted average number of shares used in per share calculations - Basic	10,610,022	7,226,849	10,459,522	5,686,323
Weighted average number of shares used in per share calculations - Diluted	12,064,122	7,226,849	11,863,882	5,686,323

The accompanying notes are an integral part of these unaudited consolidated finance statements.

MusclePharm Corporation

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2014	2013
Cash Flows From Operating Activities:
Net income (loss)	$3,144,562	$(9,783,789)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of property and equipment	646,673	333,383
Bad debt	140,155	105,271
Amortization of prepaid stock compensation	1,577,882	3,345,332
Amortization of prepaid sponsorships fees	3,468,227	1,834,922
Amortization of intangible assets	578,295	-
Stock-based compensation	4,466,876	74,366
Amortization of debt issuance costs	-	335,433
Accretion of conversion option on debt security	(222,140)	-
Gain on settlement of accounts payable	(31,477)	(324,656)
Loss on disposal of property and equipment	30,606	-
Derivative expense	-	96,913
Loss on sale of debt security and derivative instrument	386,103	-
Change in fair value of derivative liabilities	(373,944)	5,771,963
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(4,790,307)	(5,713,366)
Inventory	(3,155,989)	(170,254)
Prepaid giveaways	202,089	257,120
Prepaid assets	(3,114,827)	(2,410,550)
Other receivable	(1,342,843)	-
Other assets	235,105	(666,618)
Accounts payable	(2,664,980)	80,187
Accrued liabilities	1,074,592	1,660,385
Other long-term liabilities	285,230	-
Net Cash Provided by (Used in) Operating Activities	539,888	(5,173,958)

Cash Flows From Investing Activities:
Purchase of property and equipment	(2,401,182)	(307,760)
Change in restricted cash balance	2,500,014	9,148
Proceeds from sale of debt security	215,000	-
Proceeds from disposal of property and equipment	1,800	1,694
Purchase of trademark	-	(47,500)
Net Cash Provided by (Used In) Investing Activities	315,632	(344,418)

Cash Flows From Financing Activities:
Payment on line of credit	(2,500,000)	-
Payment on notes payable	(16,902)	(4,393,234)
Stock issuance costs	-	(1,662,667)
Proceeds from issuance of preferred stock	-	12,000,000
Proceeds from issuance of common stock and warrants	-	8,327,499
Repurchase of common stock (treasury stock)	-	(103,537)
Net Cash (Used In) Provided by Financing Activities	(2,516,902)	14,168,061

Effect of exchange rates on cash and cash equivalents	18,707	6,076

Net (decrease) increase in cash	(1,642,675)	8,655,761

Cash at beginning of period	5,411,515	-

Cash at end of period	$3,768,840	$8,655,761

Supplemental disclosures of cash flow information:
Cash paid for interest	$52,835	$410,502
Cash paid for taxes	$77,212	$-

Supplemental disclosure of non-cash investing and financing activities:
Stock issued for future services - third parties	$-	$4,409,897
Warrants issued in conjunction with equity issuances	$-	$8,175,459
Stock issued to settle accounts payable and accrued expenses– third parties	$-	$5,484,947
Stock issued for Biozone acquisition	$9,840,000	$-
Stock issued for board compensation	$115,358	$114,912
Reclassification of derivative liability to additional paid in capital	$773,386	$-
Capital leases	$26,509	$-

The accompanying notes are an integral part of these unaudited consolidated finance statements.

MusclePharm Corporation

Notes to Consolidated Financial Statements

(Unaudited)

Note 1: Nature of Operations and Basis of Presentation

MusclePharm Corporation (the “Company”) is a scientifically driven, performance lifestyle Company that develops, manufactures, markets and distributes branded nutritional supplements. The Company was incorporated in Nevada in 2006, and principal executive offices are located in Denver, Colorado.

The accompanying interim unaudited consolidated financial statements as of June 30, 2014 and 2013, and for the three and six months then ended, have been prepared by the Company in accordance with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”) for interim financial information. The amounts as of December 31, 2013 have been derived from the Company’s annual audited financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments necessary (consisting of normal recurring adjustments) to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These financial statements should be read in conjunction with the annual audited financial statements and notes thereto as of and for the year ended December 31, 2013, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed on March 31, 2014 (the “Form 10-K”).

The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2014 or any future period and the Company makes no representations related thereto.

Reclassification

The Company has reclassified certain prior period amounts to conform to the current period presentation. These reclassifications had no effect on the financial position, results of operations or cash flows for the periods presented.

Note 2: Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of MusclePharm Corporation and its wholly-owned subsidiaries MusclePharm Canada Enterprises Corp (“MusclePharm Canada”) and Biozone Laboratories, Inc. (“Biozone”). MusclePharm Canada began operations in April 2012 and Biozone was acquired in January 2014. All intercompany accounts and transactions have been eliminated upon consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The accounting estimates and assumptions that require management’s most significant, difficult, and subjective judgment include the recognition and measurement of allowance for doubtful accounts, inventory reserve, derivatives, and sales discounts and allowances reserve among others. Actual results experienced by the Company may differ from management’s estimates.

Risks and Uncertainties

The Company operates in an industry that is subject to rapid change and intense competition. The Company’s operations will be subject to significant risk and uncertainties including financial, operational, technological, regulatory, industry adverse publicity and other risks, including the potential risk of business failure.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") amended the existing accounting standards for revenue recognition. The amendments are based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. MusclePharm is required to adopt the amendments in the first quarter of 2017. Early adoption is not permitted. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. MusclePharm is currently evaluating the impact of these amendments and the transition alternatives on its Consolidated Financial Statements.

MusclePharm Corporation

Notes to Consolidated Financial Statements

(Unaudited)

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents. At June 30, 2014 and December 31, 2013, respectively, the Company had no cash equivalents.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The cash balance at times may exceed federally insured limits, and at June 30, 2014 we had one bank account that exceeded the federally insured limit, and at December 31, 2013 we had two bank accounts that exceeded the federally insured limit.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable represents trade obligations from customers that are subject to normal trade collection terms. The Company’s finance department monitors the status of customer receivables and takes actions to collect past due balances as necessary. The Company periodically evaluates the collectability of its accounts receivable and considers the need to establish an allowance for doubtful accounts based upon historical collection experience and specific customer information. Accordingly, the actual amounts could vary from the recorded allowances. There is also a review of customer discounts at the period end and an accrual made for discounts earned but not yet utilized by period end.

Management performs ongoing evaluations of the Company’s customers’ financial condition and generally does not require collateral. Some international customers are required to pay for their orders in advance of shipment. Management reviews accounts receivable quarterly and reduces the carrying amount by a valuation allowance that reflects management’s best estimate of amounts that may not be collectible. Allowances, if any, for uncollectible accounts receivable are determined based upon the aging of accounts receivable, changes in customer credit worthiness, general market and economic conditions, and historical experience. Bad debt expense recognized as a result of our valuation allowance is classified under Selling, general and administrative expense in the Consolidated Statement of Operations.

The Company does not charge interest on past due receivables. Receivables are determined to be past due based on the payment terms of the original invoices.

Inventory

Inventory is valued at the lower of cost or market value. The cost of product inventory for MusclePharm and MusclePharm Canada is computed using actual cost on a First-In First-Out basis, and the cost of inventory for Biozone is computed using an average cost basis. Adjustments to reduce the cost of inventory to its net realizable value are made, if required, and estimates are made for obsolescence, excess or slow-moving inventories, non-conforming inventories, and expired inventory.

Prepaid Giveaways

Prepaid giveaways represent non-inventory samples, which are given away to aid in promotion of the brand and products.

Prepaid Sponsorship and Endorsement Fees

Prepaid sponsorship and endorsement fees represent fees paid in connection with Company sponsorships of certain events and trade shows as well as prepaid athlete endorsement fees, which are expensed over the period the fees are earned. A significant amount of the Company’s promotional expenses results from payments under endorsement and sponsorship contracts.  Accounting treatment for endorsement and sponsorship payments is based upon specific contract provisions.  Generally, endorsement and sponsorship payments are expensed straight-line over the term of the contract after giving recognition to periodic performance compliance provisions of the contract.  Prepayments made under the contracts are included in either current or long-term prepaid expenses depending on the performance period for which the prepayment applies.

Prepaid Stock Compensation

Prepaid stock compensation represents amounts paid with stock for future contractual benefits to be received. The Company amortizes these contractual benefits over the life of the contracts using the straight-line method.

MusclePharm Corporation

Notes to Consolidated Financial Statements

(Unaudited)

Prepaid Expenses

Prepaid expenses consist of various payments that the Company has made in advance for goods or services to be received in the future. These prepaid expenses include legal retainers, print advertising, insurance and service contracts requiring up-front payments.

Property and Equipment

Property and equipment are stated at cost and depreciated to their estimated residual value over their estimated useful lives. When assets are retired or otherwise disposed of, the assets and related accumulated depreciation are relieved from the accounts and the resulting gains or losses are included in the Statements of Operations. Repairs and maintenance costs are expensed as incurred. Depreciation is provided using the straight-line method for all property and equipment. We review our property and equipment for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. We use an estimate of future undiscounted net cash flows of the related assets or groups of assets over their remaining lives in measuring whether the assets are recoverable. An impairment loss is calculated by determining the difference between the carrying values and the estimated fair values of these assets. We did not consider any of our property and equipment to be impaired during the six months ended June 30, 2014 or 2013.

Intangible Assets

Definite-lived intangible assets are amortized over their related useful lives, using a straight-line basis consistent with the underlying expected future cash flows related to the specific intangible asset. Intangible assets are reviewed for impairment whenever events or changes in circumstances exist that indicate the carrying amount of an asset may not be recoverable. When indicators of impairment exist, an estimate of undiscounted net cash flows is used in measuring whether the carrying amount of the asset or related asset group is recoverable. Measurement of the amount of impairment, if any, is based upon the difference between the asset's carrying value and estimated fair value. Fair value is determined through various valuation techniques, including market and income approaches as considered necessary. See Note 15 for further disclosure of intangible assets.

Accrued Liabilities

Accrued liabilities consist of amounts estimated by management for future liability payments that relate to the current accounting period. Management reviews these estimates periodically to determine their reasonableness and fair presentation.

Debt

The Company defines short term debt as any debt payment due less than one year from the date of the financial statements. Long term debt is defined as any debt payment due more than one year from the date of the financial statements. Refer to Note 6 for further disclosure of debt liabilities.

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

MusclePharm Corporation

Notes to Consolidated Financial Statements

(Unaudited)

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

The Company’s financial instruments consisted primarily of accounts receivable, accounts payable, accrued liabilities, and notes payable. The Company’s notes payable approximate fair value based upon current borrowing rates available to the Company for debt with similar maturities. The carrying amounts of the Company’s financial instruments generally approximated their fair values as of June 30, 2014 and December 31, 2013, respectively, due to the short-term nature of these instruments.

Stock-Based Compensation

Generally, all forms of stock-based compensation, including stock option grants, warrants and restricted stock grants and stock appreciation rights are measured at their fair value on the awards’ grant date, based on estimated number of awards that are ultimately expected to vest. Share-based compensation awards issued to non- employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the stock-based compensation, whichever is more readily determinable.

Revenue Recognition

The Company derives revenue primarily from sale of products. The Company records revenue when all of the following have occurred: (1) persuasive evidence of an arrangement exists, (2) product has been shipped or delivered, (3) the sales price to the customer is fixed or determinable, and (4) collectability is reasonably assured.

Depending on individual customer agreements, sales are recognized either upon shipment of products to customers or upon delivery. For all Canadian sales, which represent 3% of total sales, recognition occurs upon shipment.

The Company records sales allowances and discounts as a direct reduction of sales. The Company grants volume incentive rebates to certain customers based on contractually agreed upon percentages once certain thresholds have been met. These volume incentive rebates are recorded as a direct reduction to sales.

The Company has determined that customer advertising related credits are accounted for based on the guidance of ASC No. 605-50-55 (“Revenue Recognition” – Customer Payments and Incentives), which indicates that, absent evidence of benefit to the vendor, appropriate treatment requires netting these types of payments against revenues and not expensing as advertising expense.

Advertising and Promotion

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

MusclePharm Corporation

Notes to Consolidated Financial Statements

(Unaudited)

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

The Company records interest and penalties related to unrecognized tax benefits in income tax expense. There were no interest or penalties related to unrecognized tax benefits for the three and six months ended June 30, 2014 and 2013.

Foreign Currency

MusclePharm began operations in Canada in April 2012. The Canadian Dollar was determined to be the functional currency as the majority of the transactions related to the day to day operations of the business are in Canadian Dollars. At the end of the period, the financial results of the Canadian operation are translated into the U.S. Dollar, which is the reporting currency, and added to the U.S. operations for consolidated company financial results. The revenue and expense items are translated using the average rate for the month and the assets and liabilities at the month end of rate. Transactions that have completed the accounting cycle and resulted in a gain or loss related to translation are recorded in realized gain or loss due to foreign currency translation under other income and expense on the income statement. Transactions that have not completed their accounting cycle but appear to have gain or loss due to the translation process are recorded as unrealized gain or loss due to translation and recorded as Accumulated other comprehensive income (loss) in the equity section on the balance sheet until such date the accounting cycle of the transaction is complete and the actual realized gain or loss is recognized.

Note 3: Composition of Certain Financial Statement Captions

Accounts Receivable

Accounts receivable, net of allowance consisted of the following at June 30, 2014 and December 31, 2013:

	As of June 30, 2014	As of December 31, 2013
Accounts receivable	$19,849,929	$14,830,487
Less: allowance for discounts	(511,066)	(1,060,000)
Less: allowance for doubtful accounts	(141,319)	(29,307)
Accounts receivable – net	$19,197,544	$13,741,180

Inventory

Inventory, net consisted of the following at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Raw materials inventory	$970,538	$-
Work in process inventory	170,843	-
Finished goods inventory	18,756,934	16,001,515
Inventory reserve	(128,959)	(229,147)
Total inventory - net	$19,769,356	$15,772,368

MusclePharm Corporation

Notes to Consolidated Financial Statements

(Unaudited)

Finished goods inventory purchased from third party manufacturers as of June 30, 2014 and December 31, 2013 was $18,693,505 and $16,001,515, respectively. Any damaged packaging is returned to the manufacturer for replacement.

Prepaid Expenses

Prepaid expenses consisted of the following at June 30, 2014 and December 31, 2013:

	As of June 30, 2014	As of December 31, 2013
Prepaid advertising and promotion	$700,707	$760,740
Prepaid inventory	385,679	-
Prepaid insurance	263,632	280,878
Prepaid professional services	226,120	74,730
Prepaid director fees	116,000	-
Prepaid research & development fees	84,221	22,500
Prepaid license fees	77,141	90,623
Prepaid software license fees	40,743	86,205
Prepaid support agreements	36,697	3,499
Prepaid – other	58,657	16,043
	$1,989,597	$1,335,218

Other Current Assets

Other current assets consisted of the following at June 30, 2014 and December 31, 2013:

	As of June 30, 2014	As of December 31, 2013
Vendor rebate receivable	$119,467	$-
Other receivable from Cocrystal Pharma, Inc.	209,396	-
Other current assets	4,377	40,805
	$333,240	$40,805

Property and Equipment

Property and equipment consisted of the following at June 30, 2014 and December 31, 2013:

	As of June 30, 2014	As of December 31, 2013	Estimated Useful Life
Furniture, fixtures and equipment	$3,173,284	$1,849,462	From 3 to 5 years
Leasehold improvements	2,189,963	619,159	From 20 to 182 months
Manufacturing and lab equipment	1,231,251	-	From 2 to 20 years
Vehicles	444,065	442,300	From 2 to 5 years
Displays	33,683	33,683	5 years
Website	15,975	11,462	3 years
Construction in process	1,128,588	1,018,509
Total	8,216,809	3,974,575
Less: Accumulated depreciation and amortization	(1,995,548)	(1,360,991)
	$6,221,261	$2,613,584

Other Assets

Other assets consisted of the following at June 30, 2014 and December 31, 2013:

	As of June 30, 2014	As of December 31, 2013
Security deposit	$108,394	$85,419
Long-term portion of prepaid assets	71,238	58,810
	$179,632	$144,229

MusclePharm Corporation

Notes to Consolidated Financial Statements

(Unaudited)

Accrued Liabilities

Accrued liabilities consisted of the following at June 30, 2014 and December 31, 2013:

	As of June 30, 2014	As of December 31, 2013
Accrued payables	$2,606,779	$487,415
Employee compensation and benefits	1,717,265	1,137,681
Capital leases	77,327	26,653
Customer deposits	67,747	265,652
Accrued taxes	25,832	71,771
Other	32,135	63,929
	$4,527,085	$2,053,101

Other Long-Term Liabilities

Other long-term liabilities consisted of the following at June 30, 2014 and December 31, 2013:

	As of June 30, 2014	As of December 31, 2013
Customer deposit	$250,000	$-
Long-term portion of capital lease liability	116,378	54,639
	$366,378	$54,639

Sales and Discounts

Sales for the three and six months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Sales	$51,828,561	$28,515,483	$108,533,847	$53,439,519

Discounts and returns	(5,088,574)	(3,035,424)	(11,584,406)	(5,398,293)

Sales - Net	$46,739,987	$25,480,059	$96,949,441	$48,041,226

Discounts as a percent of gross sales	10%	11%	11%	10%

The Company has an informal seven day right of return for products. There were nominal returns for the three and six months ended June 30, 2014 and 2013.

The Company offers various discounts and sales allowances for volume rebate programs, product promotions, early payment remittances, and other discounts and allowances. The Company accounts for sales discounts and allowances over the period they are earned. Because of the inherent uncertainty surrounding volume rebate programs and product promotions that are based on sales thresholds, actual results could generate liabilities greater or less than the amounts estimated and recorded.

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

MusclePharm Corporation

Notes to Consolidated Financial Statements

(Unaudited)

The Company mainly ships customer orders from our distribution center in Franklin, Tennessee. The facility is operated with the Company’s equipment and employees, and all inventory is owned by the Company. Shipments to customers from our distribution center are recorded as a component of cost of sales. The Company also utilizes a manufacturer in New York to manufacture one of the Company’s products. These orders are typically large and heavy, and are drop shipped directly to our customers at the time of order. Costs associated with these shipments are recorded in cost of sales.

The Company ships Canadian customer orders from our Canadian warehouse and records freight in cost of sales.

The Company ships Biozone products from our manufacturing facility in Pittsburg, California and records freight in cost of sales.

Note 4: Concentrations

Accounts Receivable

At June 30, 2014 and December 31, 2013, the Company had the following concentrations of accounts receivable with significant customers:

Customer	As of June 30, 2014		As of December 31, 2013
A	10%		16%
B	10%		* %
C	*	%	24%
Bodybuilding.com	*	%	14%

* Less than 10% of total accounts receivable

Revenue

The Company had the following concentrations of revenues with significant customers:

	Three Months Ended June 30,
Customer	2014	2013
Bodybuilding.com	15%	25%
B	10%	* %
C	* %	11%

	Six Months Ended June 30,
Customer	2014	2013
Bodybuilding.com	15%	29%
B	10%	11%
C	* %	* %

* Less than 10% of gross sales

Vendors

The Company uses four non-affiliated principal manufacturers for the components of our products. We have a manufacturing agreement in place with our primary manufacturer to support our growth and ensure consistency in production and quality. The agreement ensures products are manufactured to the Company’s specifications and the manufacturer will bear the costs of any recalled product due to defective manufacturing. The Company had the following concentration of purchases from product vendors:

	Three Months Ended June 30,
Vendor	2014	2013
A	47%	70%
B	50%	30%

MusclePharm Corporation

Notes to Consolidated Financial Statements

(Unaudited)

	Six Months Ended June 30,
Vendor	2014	2013
A	50%	82%
B	47%	18%

Note 5: Financial Instruments

The following table is a summary of financial assets and liabilities:

	As of June 30,	As of December 31,
	2014	2013
Assets
Debt securities – FUSE convertible notes (Level 2)	$-	$259,715
Derivative instruments – FUSE warrants (Level 2)	-	119,248
	-	378,963

Liabilities
Derivative liabilities - Series D shares (Level 2)	$-	$1,147,330

On April 2, 2014, the Company entered into a security purchase agreement and sold the Fuse convertible note and warrants for an aggregate purchase price of $215,000.

Also on April 2, 2014 the remaining outstanding shares of Series D preferred stock were converted into common shares thereby eliminating the remaining derivative liability for the embedded conversion option as of that date.

Note 6: Debt

Debt consists of the following:

	As of June 30, 2014	As of December 31, 2013

Notes payable	$45,600	$59,600
Revolving line of credit	-	2,500,000
Auto loan - secured	-	2,902
Total debt	45,600	2,562,502
Less: current portion	(45,600)	(2,562,502)
Long term debt	$-	$-

Notes Payable

Notes payable consisted of the following activity and terms:

Balance – December 31, 2013	$59,600
Principal repayments	(14,000)
Balance – June 30, 2014	$45,600

Debt in default of $45,600 and $59,600 at June 30, 2014 and December 31, 2013, respectively, is included as a component of short-term debt. Debt in default is related to certain convertible notes issued in 2012 and prior where the notes were never converted to common stock or principal repaid. The Company is in the process of contacting the note holders and negotiating settlement of the notes.

MusclePharm Corporation

Notes to Consolidated Financial Statements

(Unaudited)

Revolving Line of Credit

On December 24, 2013, the Company entered into a revolving line of credit with U.S. Bank, N.A. in the amount of $2,500,000. The line of credit matures on September 15, 2014 and accrues interest at prime plus 2%, which is payable monthly. The note is secured by a $2,500,000 savings account held at U.S. Bank, N.A. and disclosed as restricted cash in the Consolidated Balance Sheets as of December 31, 2013. On May 12, 2014, the Company repaid the outstanding balance of the line of credit with the restricted cash balance that was securing the debt, and terminated the line of credit agreement. The line of credit will not be available for further borrowing.

Vehicle Loan

Vehicle loan account consisted of the following activity and terms:

Balance - December 31, 2013	$2,902
Principal repayments	(2,902)
Balance – June 30, 2014	$-

As of December 31, 2013, the interest rate associated with this loan was 6.99%. The three final monthly payments of $1,008 per were paid in first quarter 2014.

Note 7: Derivative Liabilities

The Company identified conversion features embedded within Series D Preferred Stock issued in January 2013. The Company has determined that the features associated with the embedded conversion option should be accounted for at fair value as a derivative liability as the Company could not determine if a sufficient number of shares would be available to settle all transactions.

The fair value of the conversion feature is summarized as follows:

Derivative liability - December 31, 2013	1,147,330
Fair value mark to market adjustment for equity instruments	(373,944)
Conversion instruments exercise	(773,386)
Derivative liability – June 30, 2014	$-

The Company recorded the day one value of derivative contracts associated with the Series D preferred stock issuance against gross proceeds raised, and expensed immediately the remaining value of the derivative as it exceeded the gross proceeds of the offering. The Company recorded a derivative expense of $0 and $96,913 for the six months ended June 30, 2014 and 2013, respectively.

On April 2, 2014, the remaining outstanding shares of Series D preferred stock were converted into common shares thereby eliminating the remaining derivative liability for the embedded conversion option as of that date. Of the derivative liability that was eliminated, $773,254 was reclassified to Additional paid-in capital in our Consolidated Balance Sheets.

Note 8: Restricted Stock Units

In November 2012, the Company granted 129,413 restricted stock units to certain executives. Each restricted stock unit represents a contingent right to receive one share of the Company’s common stock upon vesting. The value of this award at the grant date was $449,900 and will be amortized over the vesting periods such that each tranche of restricted stock units will be fully amortized at the date of vesting. The restricted stock units vest as follows: 43,137 on January 1, 2013, 43,138 shares on January 1, 2014, and 43,138 shares on December 1, 2014. As of June 30, 2014, 86,275 restricted stock units have vested and the unamortized portion of this award is $75,600.

In June 2013, the Company approved a restricted stock award to certain key employees, officers and directors for 1,550,000 shares. The shares were issued upon the award’s approval with ownership rights conveyed upon vesting. The value of this award at the grant date was $17,065,500. Of these shares, the Company estimates that 1,500,200 shares will fully vest for a total value of $16,517,202. This amount will be amortized over the vesting periods such that each tranche’s estimated shares of restricted stock will be fully amortized at the dates of vesting. The award vests in two tranches with 17% vesting December 31, 2013 and the remaining 83% vesting December 31, 2015 with the exception of certain executives under employment agreements that terminate prior to December 31, 2015. These awards will be amortized over the remaining term of their employment agreements. As of June 30, 2014, 263,500 shares have vested and the unamortized portion of this award is $9,412,449.

MusclePharm Corporation

Notes to Consolidated Financial Statements

(Unaudited)

In December 2013, the Company granted the independent members of the Board of Directors a restricted stock grant of 19,364 shares as part of the annual director’s compensation plan. The awarded shares were issued upon the award’s approval with ownership rights to be conveyed upon vesting. The value of this award at the grant date was $152,000, and will be amortized over the vesting periods. The restricted stock award will vest in three equal tranches on July 1, 2014, July 1, 2015, and July 1, 2016. As of June 30, 2014, no shares have vested and the unamortized portion of the awards was $101,328.

On March 17, 2014, the Company granted the independent members of the Board of Directors a restricted stock grant of 48,856 shares as part of the annual director’s compensation plan. The awarded shares were issued upon the award’s approval with ownership rights to be conveyed upon vesting. The value of this award at the grant date was $320,007, and will be amortized over the service period, which is January 1 – December 31, 2014. The restricted stock award will vest in three equal tranches on March 17, 2014, March 17, 2015, and March 17, 2016. As of June 30 2014, 16,284 shares have vested and the unamortized portion of the awards is $160,438.

On May 6, 2014, the Company granted restricted stock awards to certain employees under the June 2013 employee stock grant plan and who joined the Company after the initial employee stock awards in June 2013. The awarded shares were issued upon the award’s approval with ownership rights to be conveyed upon vesting. The value of this award on the grant date was $1,137,600, and will amortized over the vesting periods. The restricted award will vest in five equal tranches on December 31, 2014, 2015, 2016, 2017, and 2018.

Total compensation expense for these awards recognized during the three months ended June 30, 2014 and 2013 was $2,117,332, and $37,389, respectively. For the six months ended June 30, 2014 and 2013 the total compensation expense for these awards was $4,519,767 and $74,367, respectively, and is included in Operating expenses.

Note 9: Stockholders’ Equity

Series D Convertible Preferred Stock

In January 2013 the board of directors authorized 1,600,000 shares of Series D convertible preferred stock. Between January 16, 2013 and February 4, 2013, the Company entered into separate subscription agreements with certain investors in connection with the offering, pursuant to which the Company sold an aggregate of 1,500,000 shares of Preferred Stock for aggregate gross proceeds of approximately $12 million. Pursuant to the Certificate of Designation of the Series D Convertible Preferred Stock filed with the Nevada Secretary of State on January 11, 2013 (the “Certificate of Designation”), each share of Preferred Stock is convertible into two shares of common stock, subject to adjustment as set forth in the Certificate of Designation. On April 2, 2014, the remaining 131,500 shares of outstanding Series D convertible preferred stock were converted to 263,000 shares of common stock.

Common Stock

During the six months ended June 30, 2014, the Company issued the following common stock:

Transaction Type	Quantity (#)	Valuation ($)	Range of Value per Share ($)
Conversion of Series D preferred stock to common stock	263,000	773,517	2.94
Executive/Board of Director compensation	60,422	265,325	3.48 – 8.70
Stock issued for Biozone acquisition	1,200,000	9,840,000	8.20
Total	1,523,422	10,878,842	2.94 – 8.70

The fair value of all stock issuances above is based upon either the quoted closing trading price on the date of issuance or the value of derivative instrument at the date of conversion. See Note 14 for further details of the Biozone acquisition.

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

MusclePharm Corporation

Notes to Consolidated Financial Statements

(Unaudited)

The Company uses the “treasury stock” method to determine whether there is a dilutive effect of outstanding option and warrant contracts. For the three and six months ended June 30, 2013 the Company reflected net loss and a dilutive net loss, and the effect of considering any common stock equivalents would have been anti-dilutive for the period. Therefore, separate computation of diluted earnings (loss) per share is not presented for the three and six months ended June 30, 2013.

The Company has the following common stock equivalents as of June 30, 2014 and 2013, respectively:

	As of June 30,
	2014	2013
Stock options (exercise price – $425/share)	472	670
Warrants (exercise price – $4 /share)	-	330,000
Warrants (exercise price - $1,275/share)	89	89
Employee and director unvested RSUs	1,501,573	86,275
Total common stock equivalents	1,502,134	417,034

The following is a reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the three and six months ended June 30, 2014 and 2013, respectively:

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income (loss)	$408,328	$(2,421,808)	$3,144,562	$(9,783,789)

Weighted average number of common shares outstanding	10,610,022	7,226,849	10,459,522	5,686,323
Incremental shares from the assumed exercise of dilutive agreements	1,454,100	-	1,404,360	-
Diluted common shares outstanding	12,064,122	7,226,849	11,863,882	5,686,323

Earnings (loss) per shares - basic	$0.04	$(0.34)	$0.30	$(1.72)
Earnings (loss) per shares - diluted	$0.03	$(0.34)	$0.27	$(1.72)

Stock Options

There was no stock option activity for the three or six months ended June 30, 2014. For the three and six months ended June 30, 2013, the Company had forfeitures of 1,177 options.

Stock Warrants

A summary of warrant activity for the Company for the six months ended June 30, 2014 is as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding – December 31, 2013	263,089	$4.43
Granted	-	-
Exercised	(263,000)	4.00
Balance as June 30, 2014	89	$1,275

Warrants Outstanding				Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Intrinsic Value
$1,275	89	1.04	$1,275	89	$1,275	-

MusclePharm Corporation

Notes to Consolidated Financial Statements

(Unaudited)

Note 10: Commitments, Contingencies and Other Matters

Operating Leases

The Company leases office and warehouse facilities under operating leases which expire at various dates through 2029. The amounts reflected in the table below are for the aggregate future minimum lease payments under non-cancelable facility operating leases. Under lease agreements that contain escalating rent provisions, lease expense is recorded on a straight-line basis over the lease term. Rent expense for the six months ended June 30, 2014 and 2013 amounted to $632,882 and $298,887, respectively.

As of June 30, 2014, future minimum lease payments are as follows:

Years Ending December 31,
2014 (remaining 6 months)	$618,426
2015	1,087,030
2016	884,061
2017	841,118
2018	838,246
Thereafter	3,519,391
Total minimum lease payments	$7,788,272

Capital Leases

The Company leases manufacturing and warehouse equipment under capital leases which expire at various dates through 2017. As of June 30, 2014, the Company had $233,426 in leased assets classified as Furniture, fixtures, and equipment and Manufacturing and lab equipment under Property and equipment in the Consolidated Balance Sheets. The accumulated depreciation on leased assets as of June 30, 2014 was $14,075. Short term capital lease liabilities of $77,327 are included as a component of current liabilities, and the long-term capital lease liabilities of $116,378 are included as a component of long term liabilities in our Consolidated Balance Sheets.

As of June 30, 2014 and December 31, 2013, the Company had an outstanding balance on capital leases of $193,705 and $81,292, respectively.  The amounts reflected in the table below are for the aggregate future minimum lease payments under equipment lease agreements.

As of June 30, 2014, future minimum lease payments are as follows:

Years Ending December 31,

2014 (remaining 6 months)	$45,661
2015	91,321
2016	79,472
2017	5,898
Total minimum lease payments	222,352
Less amounts representing interest	(28,647)
Present value of minimum lease payments	$193,705

MusclePharm Corporation

Notes to Consolidated Financial Statements

(Unaudited)

Contingencies

For all legal proceedings, at each reporting period, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies.

The Company and its subsidiaries are involved in litigation matters and claims in the normal course of business. In the past, the Company and its subsidiaries have litigated these matters. The Company expects it or its subsidiaries will be involved in legal proceedings in the future. These existing and any future legal actions may harm the Company’s business. Litigation could severely disrupt or shut down the business operations or strategic partners of the Company’s subsidiaries, which in turn would significantly harm ongoing relations with them and cause the Company to lose revenues. The cost associated with legal proceedings are typically high, relatively unpredictable and not completely within the Company’s control. These costs may be materially higher than expected, which could adversely affect the Company’s operating results and lead to volatility in the price of its common stock. Whether or not determined in the Company’s favor or ultimately settled, litigation diverts managerial, technical, legal and financial resources from the Company’s business operations. Furthermore, an adverse decision in any of these legal actions could subject the Company to significant liabilities, lost revenue, negatively impact the Company’s stock price or its business and consolidated financial position, results of operations or cash flows.

Additionally, as a manufacturer of nutritional supplements and other consumer products that are ingested by consumers, the Company may be subject to various product liability claims. Although we have not had any material claims to date, it is possible that current and future product liability claims could have a material adverse effect on our business or financial condition, results of operations or cash flows. The Company currently maintains product liability insurance with a deductible/retention of $10,000 per claim with an aggregate cap on retained loss of $20,000,000. At June 30, 2014 the Company had not recorded any accruals for product liability claims.

See Part II, Item I of Form 10Q for further discussion of legal proceedings that the Company is party to.

Sponsorship and Endorsement Contract Liabilities

The Company has various non-cancelable endorsement and sponsorship agreements with terms expiring through 2018. The total value of outstanding payments as of June 30, 2014 was $37,102,417. The total outstanding payments are as follows:

Outstanding Payments	2014	2015	2016	2017	2018	Total
Endorsement	$3,730,750	$8,280,834	$6,490,833	$6,600,000	$3,500,000	$28,602,417
Sponsorship	2,357,500	4,905,000	1,137,500	100,000	-	8,500,000
Total	$6,088,250	$13,185,834	$7,628,333	$6,700,000	$3,500,000	$37,102,417

SEC Investigation

In July 2013, the Company received a formal order of investigation of the Company from the Denver Regional Office of the Securities and Exchange Commission. As a result of that formal order, the Company is conducting a review of its internal controls, disclosures of related party transactions, settlements of claims including share issuance, executive compensation, and disclosure of perquisites for the periods of 2010, 2011, and 2012. There can be no assurance that these are the only subject matters of concern, what the nature or amounts in question will be, or that these are the only periods under review. As of June 30, 2014 and the date of this report, there have been no changes in the status of the investigation. See Note 16.

Note 11: Defined Contribution Plan

The Company established a 401(k) Plan (the “401(k) Plan”) for eligible employees of the Company. Generally, all employees of the Company who are at least twenty-one years of age and who have completed six months of service are eligible to participate in the 401(k) Plan. The 401(k) Plan is a defined contribution plan that provides that participants may make voluntary salary deferral contributions, on a pretax basis, of up to $17,500 for 2014 (subject to make-up contributions) in the form of voluntary payroll deductions. The Company may make discretionary contributions. During the six months ended June 30, 2014 and 2013 the Company’s matching contribution was $148,745 and $28,530, respectively.

Note 12: Related Party Transactions

Ryan DeLuca, the Chief Executive Officer of Bodybuilding.com, is the brother of Jeremy DeLuca, MusclePharm’s EVP, MusclePharm Brand and Global Business Development. The Company maintained a business relationship with Bodybuilding.com prior to hiring Mr. DeLuca. The Company does not offer preferential pricing of our products to Bodybuilding.com based on these relationships. Sales of products to Bodybuilding.com were $7,276,542 and $6,933,056, respectively, for the three months ended June 30, 2014 and 2013; and $15,499,998 and $14,953,845 for the six months ended June 30, 2014 and 2013, respectively.  Bodybuilding.com owed the Company approximately $1,720,719 and $2,051,265 in trade receivables as of June 30, 2014 and December 31, 2013, respectively. The Company purchased marketing services from Bodybuilding.com during the three and six months ended June 30, 2014 in the amount of $338,877 and $688,885, respectively.

MusclePharm Corporation

Notes to Consolidated Financial Statements

(Unaudited)

The Company leases our office and warehouse facility in Hamilton, Ontario, Canada from 2017275 Ontario Inc., which is a company owned by Renzo Passaretti, VP and General Manager of MusclePharm Canada Enterprises Corp, our wholly owned Canadian subsidiary. For the three and six months ended June 30, 2014 we paid rent of $22,951 and $41,015, respectively, and for the three and six months ended June 30, 2013, we paid rent of $19,211 and $38,713, respectively. The lease expires March 31, 2016.

On October 16, 2013, the Company entered into an Office Lease Agreement with Frost Real Estate Holdings, LLC, a Florida limited liability company owned by Dr. Phillip Frost, one of our significant shareholders. Pursuant to the lease, the Company rents 1,437 square feet of office space for an initial term of three years, with an option to renew the lease for an additional three year term. For the three and six months ended June 30, 2014, we paid rent of $15,438 and $26,828, respectively.

During the six months ended June 30, 2014, the Company purchased split dollar life insurance policies on certain key executives. These policies provide a split of 50% of the death benefit proceeds to the Company and 50% to the officer’s designated beneficiaries.

Note 13: Endorsement Agreement

On July 26, 2013, the Company entered into an Endorsement Licensing and Co-Branding Agreement by and among, the Company, Arnold Schwarzenegger, Marine MP, LLC, and Fitness Publications, Inc. Under the terms of the Agreement, Mr. Arnold Schwarzenegger will co-develop a special Arnold Schwarzenegger product line and will be co-marketed under Mr. Schwarzenegger’s name and likeness.

In connection with this agreement, the Company also issued Marine MP, LLC fully vested restricted shares of common stock. As of June 30, 2014 and December 31, 2013, the amount of unamortized stock compensation expense related to this agreement was $5,889,000 and $7,300,800, respectively. The shares are being amortized over the original three year term of the agreement. The current and non-current portions of this unamortized stock compensation are included as a component of Prepaid Stock Compensation in the Consolidated Balance Sheets.

Note 14: Biozone Acquisition

On January 2, 2014, the Company completed its acquisition of BioZone Pharmaceuticals, Inc. (“BioZone”) for $9,840,000 in MusclePharm common stock.

The base purchase price under the asset purchase agreement was 1.2 million shares of the Company’s common stock of which 600,000 shares were placed into escrow for a period of nine months to cover indemnification obligations and which shares are also subject to repurchase from the escrow for $10.00 per share in cash during the nine-month escrow period. The remaining 600,000 non-escrowed shares were issued to Biozone upon closing and are subject to a lockup agreement which permits private sales (subject to the lockup and certain leak out provisions). The total consideration was $9,840,000 in common stock based on the stock price as of January 2, 2014. As of June 30, 2014 and the date of this report, the Company is still evaluating the extent to which there will be adjustments against the purchase price of the Biozone assets and liabilities as a result of certain claims that the Company may assert against Biozone pursuant to the indemnification provision under the APA and the 580 Garcia Lease indemnity agreement.

The Biozone acquisition is considered an acquisition of a business and was accounted for in accordance with accounting guidance for business combinations. The acquired assets and liabilities have been recognized at their estimated fair value, and the purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed. MusclePharm contracted a third party valuation firm to determine the fair value at the date of purchase of all identifiable tangible and intangible assets purchased in the acquisition. Based upon the fair values acquired, the purchase price allocation is as follows:

MusclePharm Corporation

Notes to Consolidated Financial Statements

(Unaudited)

Purchase Price Allocation
Net Tangible Assets
Property & equipment	$1,859,066
Receivables	806,212
Inventory	840,999
Other assets	577,453
Factoring payable	(795,031)
Trade payables	(327,038)
Equipment leases	(122,766)
Employee compensation liability	(78,134)
Other liabilities	(76,423)
Total net tangible assets acquired	2,684,338

Identified Intangible Assets
Patents	$5,869,874
Trademarks	656,160
Customer lists	629,607
Domain name	21
Total identified intangible assets acquired	7,155,662

Total purchase price	$9,840,000

Receivables

The Company acquired various receivables as part of the asset acquisition of Biozone. The table below reflects the estimated fair value and the contractual value of the receivables as of the transaction date. As of the date of the acquisition the Company determined that none of the receivables were uncollectible.

Receivables	Estimated Fair Value	Contractual Value
Trade receivables	$806,212	$807,294
Factoring receivable	150,702	151,016
Asset sale receivable	399,814	400,000

Unaudited Pro Forma Income Statement

The accompanying consolidated statements of operations include the results of the Biozone Acquisition from the acquisition date of January 2, 2014.  The Company has determined that there were no significant transactions during the one day which is not presented in the accompanying consolidated statement of operations for the six months ended June 30, 2014 and has therefore not presented the pro forma effects of the acquisition for this period. The unaudited pro forma effects of the acquisition on the results of operations as if the acquisition had been completed on January 1, 2013 for the three and six months ended June 30, 2013 is as follows:

Three Months Ended June 30, 2013
			Combined
		BioZone	Before Pro			MusclePharm
	MusclePharm	Pharmaceuticals	Forma	Pro Forma		Corp.
	Corp.	Inc.	Adjustments	Adjustments		Pro Forma
Sales - net	$25,480,059	$1,801,600	$27,281,659	$-		$27,281,659
Net loss	(2,421,808)	(708,484)	(3,130,292)	(119,093	)(a)	(3,249,385)

Net loss per share – basic and diluted	$(0.34)	-	-	-		$(0.45)
Weighted average number of common shares used in per share calculations – basic and diluted	7,226,849	-	-	-		7,226,849

MusclePharm Corporation

Notes to Consolidated Financial Statements

(Unaudited)

Six Months Ended June 30, 2013
			Combined
		BioZone	Before Pro			MusclePharm
	MusclePharm	Pharmaceuticals	Forma	Pro Forma		Corp.
	Corp.	Inc.	Adjustments	Adjustments		Pro Forma
Sales - net	$48,041,226	$3,677,131	$51,718,357	$-		$51,718,357
Net loss	(9,783,789)	(1,820,351)	(11,604,140)	(247,400	)(a)	(11,851,540)

Net loss per share – basic and diluted	$(1.72)	-	-	-		$(2.08)
Weighted average number of common shares used in per share calculations – basic and diluted	5,686,323	-	-	-		5,686,323

(a)	Pro forma adjustment to eliminate historical seller depreciation expense and record depreciation and amortization expense resulting from the assets acquired.

The above unaudited pro forma results include adjustments for depreciation of property and equipment and amortization of acquired intangible assets. The unaudited pro forma information as presented above is for informational purposes only and is not necessarily indicative of results of operations that would have been achieved if the acquisition had taken place at the date identified.

Note 15: Intangible Assets

Intangible assets consist of the following:

	As of June 30, 2014			Weighted average
	Gross Assets	Accumulated Amortization	Net Assets	amortization period (years)
Amortized intangible assets
Patents	$5,922,374	$(456,547)	$5,465,827	8.25
Trademarks	691,160	(69,281)	621,879	7.02
Customer relationships	629,607	(52,467)	577,140	5.51
	7,243,141	(578,295)	6,664,846

Indefinite lived intangible assets
Domain name	67,686	-	67,686	-
	67,686	-	67,686
Total intangible assets	$7,310,827	$(578,295)	$6,732,532

Amortization expense for the three months ended June 30, 2014 and 2013 was $293,113 and zero, respectively, and for the six months ended June 30, 2014 and 2013 was $578,295 and zero, respectively. Amortization expense is included in Operating expenses in the Consolidated Statement of Operations.

MusclePharm Corporation

Notes to Consolidated Financial Statements

(Unaudited)

As of June 30, 2014, the estimated future amortization expense of intangible assets is as follows:

2014 (remaining 6 months)	$550,097
2015	1,106,314
2016	999,955
2017	926,090
2018	902,187
Thereafter	2,180,203
Total amortization expense	$6,664,846

Note 16: Insurance Recovery

During the quarter ended June 30, 2014, the Company received confirmation from its insurance carrier that legal fees and expenses incurred by the Company in the course of complying with SEC subpoenas and information requests as part of the ongoing SEC investigation as more fully described in Note 10 would be eligible for reimbursement under existing insurance policies. Upon receiving this confirmation, the Company determined it was probable, as defined in ASC 450, that certain legal fees and expenses incurred by the Company would be recoverable under these insurance policies and recorded a receivable of $1,342,843 consisting of fees and expenses incurred from January 1, 2014 through June 30, 2014. Of this receivable, $358,671 related to expenses previously recognized in first quarter 2014 as a component of Professional fees in the Consolidated Statements of Operations. For the three and six months ended June 30, 2014, professional fees would have been $1,292,517 and $2,077,090 without giving effect to the insurance recovery receivable.

Note 17: Subsequent Events

Tiger Woods Endorsement Agreement

Effective July 1, 2014, the Company entered into an Endorsement Agreement (the “Agreement”) with ETW Corp. Under the terms of the Agreement, Tiger Woods will endorse certain of the Company’s products and use a golf bag during all professional golf play which prominently displays the MusclePharm name and logo.

In conjunction with this agreement, on July 3, 2014 (“Issuance Date”), the Company issued 446,853 shares of the Company’s restricted common stock to ETW Corp with an aggregate market value of $5,000,000.

Jonathan Manziel Endorsement Agreement

Effective July 15, 2014, the Company entered into an Endorsement Agreement (the “Manziel Agreement”) with JMAN2 General III, LP for the services of Jonathan Manziel. Under the terms of the Manziel Agreement, Mr. Manziel will be available to use, evaluate, promote, and advertise MusclePharm products.

In conjunction with the Manziel Agreement, the Company issued to JMAN2 General III, LP warrants to purchase 100,000 shares of MusclePharm common stock at an exercise price of $11.90 per share. These warrants vest ratably over a period of 24 months beginning August 15, 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the accompanying unaudited consolidated financial statements and notes thereto, and with our audited financial statements and notes thereto for the year ended December 31, 2013 found in the Form 10-K.

Forward-Looking Information

This Quarterly Report contains forward-looking statements, which are subject to the safe harbor provisions created by the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” “could,” “would,” “may,”“intends,” “targets” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Quarterly Report. The identification of certain statements as “forward-looking” is not intended to mean that other statements not specifically identified are not forward-looking. All statements other than statements about historical facts are statements that could be deemed forward-looking statements, including, but not limited to, statements that relate to our future revenues, product development, demand, acceptance and market share, growth rate, competitiveness, gross margins, levels of research, development and other related costs, expenditures, the outcome or effects of and expenses related to litigation and administrative proceedings, the effect of cost-saving measures, tax expenses, cash flows, our ability to liquidate and recover the carrying value of our investments, our management's plans and objectives for our current and future operations, the levels of customer spending or research and development activities, general economic conditions, and the sufficiency of financial resources to support future operations and capital expenditures. Although forward-looking statements in this Quarterly Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks, uncertainties, and changes in condition, significance, value and effect, including those discussed below under the heading “Risk Factors” within Part II, Item 1A of this Quarterly Report and other documents we file from time to time with the Securities and Exchange Commission (the “SEC”), such as our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K. Such risks, uncertainties and changes in condition, significance, value and effect could cause our actual results to differ materially from those expressed herein and in ways not readily foreseeable. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report and are based on information currently and reasonably known to us. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report. Readers are urged to carefully review and consider the various disclosures made in this Quarterly Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

Business Overview

MusclePharm Corporation is a scientifically driven, performance lifestyle company that develops, manufactures, markets and distributes branded nutritional supplements. We offer a complete range of sports nutrition supplements including powders, capsules, tablets and gels.  Our portfolio of recognized brands, including MusclePharm® Hybrid and Core Series, Arnold Schwarzenegger Series™, and FitMiss® are marketed and sold in more than 110 countries and available in over 35,000 retail outlets globally. These clinically proven, scientific nutritional supplements are developed through a six-stage research process that utilizes the expertise of leading nutritional scientists, doctors and universities.

Our Growth Strategy

Our primary growth strategy is to:

•	Drive innovation of new products, serve the needs of athletes and fuel the engine of sport through new products and brand extension;

•	Increase our product distribution and sales through increased market penetration both domestically and internationally;

•	Increase our margins by streamlining our operations and seeking operating efficiencies;

•	Continue to conduct testing of the safety and efficacy of our products and formulate new products; and

•	Increase awareness of our products by increasing our marketing and branding opportunities through endorsements, sponsorships and brand extensions.

MusclePharm is an aggressive growth company with a portfolio of brands that we believe fuels growth across many marketing categories and geographies. For the three months ended June 30, 2014 we grew net sales to $46.7 million, up 83% from the same period in 2013, with a 2-year 74% compound annual growth rate (“CAGR”). For the six months ended June 30, 2014, we grew net sales to $96.9 million up 102% from the same period in 2013 with a 2-year CAGR of 74%.

Results of Operations

For the Three Months Ended June 30, 2014 and 2013 (unaudited):

	Three Months Ended June 30, 2014
	2014	% of Net Sales	2013	% of Net Sales	Increase/ (Decrease)	% Change

Sales - net	$46,739,987		$25,480,059		$21,259,928	83.4%
Cost of sales	31,093,224	66.5%	17,566,718	68.9%	13,526,506	77.0%
Gross profit	15,646,763	33.5%	7,913,341	31.1%	7,733,422	97.7%
Operating expenses	15,167,248	32.5%	10,654,272	41.8%	4,512,976	42.4%
Income (loss) from operations	479,515	1.0%	(2,740,931)	(10.8)%	3,220,446	(117.5)%
Other income (expense) - net	(26,401)	(0.1)%	319,123	1.3%	(345,524)	(108.3)%
Net income (loss) before taxes	453,114	1.0%	(2,421,808)	(9.5)%	2,874,922	118.7%
Income tax provision	(44,786)	(0.1)%	-	0.0%	(44,786)	(100)%
Net income (loss) after taxes	$408,328	0.9%	$(2,421,808)	(9.5)%	$2,830,136	116.9%
Net income (loss) per share - basic	$0.04		$(0.34)
Net income (loss) per share - diluted	$0.03		$(0.34)
Weighted average number of shares used in per share calculations – basic	10,610,022		7,226,849
Weighted average number of shares used in per share calculations – diluted	12,064,122		7,226,849

Sales - Net

Net sales increased approximately $21.3 million or 83% to $46.7 million for the three months ended June 30, 2014, compared to $25.5 million for the three months ended June 30, 2013. The increase in sales was due primarily to new sales channels, new product lines, and increased brand awareness.

The sales increases in our product lines are due to the successful execution of our growth strategy, which includes increasing our product distribution and sales through increased brand awareness, marketing and promotion, and sponsorships and endorsements both domestically and internationally. The following is a summary of the growth in the channels:

•	Food, Drug and Mass (FDM) is a new distribution channel for us in 2014, which was launched in fourth quarter 2013 and accounted for $5.0 million of our sales increase.

•	Our international distribution channel has been another key area of growth in 2014, with an increase of $10.7 million, or 119%, to $19.7 million compared to $9.0 million during the same period 2013.

•	Our Specialty distribution channel, which includes distributors and online retailers grew by $2.6 million, or 16%, to $19.0 million compared to $16.4 million during the same period 2013.

•	Biozone Laboratories, Inc., which we acquired in January 2014, accounted for $2.9 million of our sales growth.

Discounts and Sales Allowances

Discounts and sales allowances as a percent of gross sales for the three months ended June 30, 2014 decreased from 11% of gross sales for the three month period ended June 30, 2013 to 10% of gross sales for the three months ended June 30, 2014. This decrease in discounts and allowances is a result of continued efforts to evaluate and refine customer promotions to improve the efficiency of our marketing and promotion initiatives.

Cost of Sales

Cost of sales as a percent of net sales decreased by 2.4 percentage points from 68.9% of net sales for the three months ended June 30, 2013 to 66.5% of sales for the same period in 2014. This decrease is due to higher margins realized on Biozone products, which contributed 1.7 percentage points of the decrease, 0.4 percentage points of the decrease was due to the effect of vendor rebates and early payment discounts taken in 2014 and not taken in 2013, and the remainder of the decrease was due to improved product pricing from product vendors.

Operating Expenses

Operating expenses for the three months ended June 30, 2014, increased to approximately $15.2 million, compared to $10.7 million, a 42% increase.

Advertising and promotion expenses increased $2.6 million, or 81%, to $5.9 million for the three months ended June 30, 2014 compared to $3.3 million for the same period in 2013. Of this increase, $1.8 million was for marketing expenses in conjunction with strategic partnership agreements. The remaining increase is for continued marketing efforts to increase our brand awareness, brand extension, and develop new distribution channels. As a percent of sales, advertising expense remained consistent quarter over quarter at 12.7% of net sales for the three months ended June 30, 2014 and 12.9% for the same period in 2013.

Salaries and benefits were $5.8 million, or 12% of revenue, for the three months ended June 30, 2014 up from $1.6 million, or 6.1% of revenue for the same period in 2013. Of this increase, $1.9 million relates to amortization of stock-based compensation for awards granted to employees, directors, and officers in July 2013, the Biozone acquisition in January 2014 contributed $0.7 million, and the remaining increase was due to salary increases and additional headcount to support our continued growth strategy.

Professional fees decreased by $3.8 million from $3.7 million for the three months ended June 30, 2013 to $(0.1) million for the three months ended June 30, 2014. The majority of the decrease in 2014 was due to consulting fees related to the recapitalization of the Company in 2013 of $3.0 million, which we did not have in 2014. Non-SEC related legal fees decreased $0.2 million and consulting fees decreased by $0.2 million. Legal fees were further decreased by $0.4 million due to a receivable we recorded in second quarter for reimbursement of legal fees and expenses related to the SEC investigation. During the quarter the Company received confirmation from our insurance carrier that certain legal fees and expenses related to the SEC investigation would be reimbursable under our existing insurance policies, and as such, we recognized a $1.3 million receivable for those legal fees and expenses resulting in a $0.4 million credit to legal expenses previously recorded in first quarter 2014.

The following table provides an overview of expense categories and percentage of net revenue:

	Three Months Ended June 30,
	2014	% of Revenue	2013	% of Revenue	Increase/ (Decrease)	% Change
Advertising and promotion	$5,919,263	12.7%	$3,275,200	12.9%	$2,644,063	80.7%
Salaries and benefits	5,777,488	12.4%	1,563,909	6.1%	4,213,579	269.4%
Selling, general, and administrative	2,356,940	5.0%	1,918,665	7.5%	438,275	22.8%
Research & development	1,163,883	2.5%	169,231	0.7%	994,652	587.7%
Professional fees	(50,326)	(0.1)%	3,727,267	14.6%	(3,777,593)	(101.4)%
Total Operating expenses	$15,167,248	32.5%	$10,654,272	41.8%	$4,512,976	42.4%

Other Income (Expense)

Other income and (expense) was nil for the three months ended June 30, 2014, compared to the $0.3 million for the six months ended June 30, 2013.

	Three Months Ended June 30,
	2014	2013

Change in fair value of derivative liabilities	$(110,289)	$272,681
Gain (loss) on settlement of accounts payable and debt	25,978	47,671
Interest expense	(17,015)	(1,125)
Foreign currency loss	(4,390)	(104)
Other income (expense) – net	79,315	-
Total other income (expense)	$(26,401)	$319,123

The change in fair value of derivative liability went from a gain of $0.3 million for the three months ended June 30, 2013 to a loss of $0.1 million for the three months ended June 30, 2014. The loss in 2014 was due to the final market to market adjustment as a result of the change in market value of the underlying MusclePharm common stock prior to the conversion of the remaining Series D preferred shares on April 2, 2014.

For the Six Months Ended June 30, 2014 and 2013 (unaudited):

	Six Months Ended June 30, 2014
	2014	% of Net Sales	2013	% of Net Sales	Increase/ (Decrease)	% Change

Sales - net	$96,949,441		$48,041,226		$48,908,215	101.8%
Cost of sales	63,429,609	65.4%	31,963,124	66.5%	31,466,485	98.4%
Gross profit	33,519,832	34.6%	16,078,102	33.5%	17,441,730	108.5%
Operating expenses	30,616,428	31.6%	19,540,512	40.7%	11,075,916	56.7%
Income (loss) from operations	2,903,404	3.0%	(3,462,410)	(7.2)%	6,365,814	(183.9)%
Other income (expense) - net	318,105	0.3%	(6,321,379)	(13.2)%	6,639,484	(105.0)%
Net income (loss) before taxes	3,221,509	3.3%	(9,783,789)	(20.4)%	13,005,298	(132.9)%
Income tax provision	(76,947)	(0.1)%	-	0.0%	(76,947)	(100)%
Net income (loss) after taxes	$3,144,562	3.2%	$(9,783,789)	(20.4)%	$12,928,351	(132.1)%
Net income (loss) per share - basic	$0.30		$(1.72)
Net income (loss) per share - diluted	$0.27		$(1.72)
Weighted average number of shares used in per share calculations – basic	10,459,522		5,686,323
Weighted average number of shares used in per share calculations – diluted	11,863,882		5,686,323

Sales - Net

Net sales increased approximately $48.9 million or 102% to $96.9 million for the six months ended June 30, 2014, compared to $48.0 million for the six months ended June 30, 2013. The increase in sales was due primarily to new sales channels, new product lines, and continued increase in brand awareness.

The sales increases in our product lines are due to the successful execution of our growth strategy, which includes increasing our product distribution and sales through increased brand awareness, marketing and promotion, and sponsorships and endorsements both domestically and internationally. The following is a summary of the growth in the channels:

•	Food, Drug and Mass (FDM) is a new distribution channel for us in 2014, which was launched in fourth quarter 2013 and accounted for $10.2 million of our sales increase.

•	International distribution channel has been another key area of growth in 2014, with an increase of $22.7 million, or 148%, to $38.0 million compared to $15.3 million during the same period 2013.

•	Our Specialty distribution channel, which includes distributors and online retailers grew by $10.6 million, or 33%, to $42.8 million compared to $32.2 million during the same period 2013.

•	Biozone Laboratories, Inc., which we acquired in January 2014, accounted for $5.4 million of our sales growth.

Discounts and Sales Allowances

Discounts and sales allowances as a percent of gross sales for the six months ended June 30, 2014 increased slightly to 10.7% of gross sales for the six months ended June 30, 2014 from 10.1% of gross sales for the same period in 2013. This increase in discounts and sales allowances is due to promotions surrounding our Arnold Schwarzenegger product line during the Arnold Fitness Expo during first quarter of 2014. Our Arnold product line is a new product line that we developed and co-branded with Arnold Schwarzenegger and was launched in September 2013.

Cost of Sales

Cost of sales as a percent of net sales decreased by 1.1 percentage points to 65.4% for the six months ended June 30, 2014 from the same period in 2013. Of this decrease, 1.7 percentage points was due to higher margins realized on Biozone product sales, 0.2 percentage points of the decrease was due to the effect of vendor rebates and early payment discounts taken in 2014 and not taken in 2013, and 0.3 percentage points of the decrease was due to improved product pricing from our vendors. These decreases were offset by a 1.1 percentage point increase in shipping expense.

Operating Expenses

Operating expenses for the six months ended June 30, 2014 were $30.6 million as compared to $19.5 million for the six months ended June 30, 2013, a 57% increase.

Advertising and promotion expenses increased $6.7 million, or 119%, to $12.2 million for the six months ended June 30, 2014 compared to $5.6 million for the same period in 2013. Of this increase, $4.0 million was for expenses in conjunction with strategic partnership agreements. The remaining increase is for continued marketing efforts to increase our brand awareness, brand extension, and develop new distribution channels.

Salaries and benefits were $11.1 million, or 12% of revenue, for the three months ended June 30, 2014 up from $2.8 million, or 6.0% of revenue for the same period in 2013. Of this increase, $4.1 million relates to amortization of stock-based compensation for awards granted to employees, directors, and officers in July 2013, the Biozone acquisition in January 2014 contributed $1.1 million of the increase, and the remaining increase was due to salary increases and additional headcount to support our continued growth strategy.

Professional fees decreased by $7.1 million from $7.8 million for the six months ended June 30, 2013 to $0.7 million for the six months ended June 30, 2014. The majority of the decrease in 2014 was due to consulting fees related to the recapitalization of the Company in 2013 of $6.6 million. Additionally, consulting fees decreased by $0.5 million year over year due to finalization of legacy consulting agreement during 2013 and 2014. During the quarter the Company received confirmation from our insurance carrier that certain legal fees and expenses related to the SEC investigation would be reimbursable under our existing insurance policies, and as such, we recognized a $1.3 million receivable for those legal fees and expenses. Professional fees would have been $2.0 million for the period without giving effect to the insurance recovery receivable.

The following table provides an overview of expense categories and percentage of net revenue:

	Six Months Ended June 30,
	2014	% of Revenue	2013	% of Revenue	Increase/ (Decrease)	% Change
Advertising and promotion	$12,247,749	12.6%	$5,592,577	11.6%	$6,655,172	119.0%
Salaries and benefits	11,144,295	11.5%	2,812,368	5.9%	8,331,927	296.3%
Selling, general, and administrative	4,229,308	4.4%	3,064,220	6.4%	1,165,088	38.0%
Research & development	2,260,829	2.3%	259,361	0.5%	2,001,468	771.7%
Professional fees	734,247	0.8%	7,811,986	16.3%	(7,077,739)	(90.6)%
Total Operating expenses	$30,616,428	31.6%	$19,540,512	40.7%	$11,075,916	56.7%

Other Income (Expense)

Other income and (expense) was $0.3 million for the six months ended June 30, 2014, compared to the $(6.3) million for the six months ended June 30, 2013.

	Six Months Ended June 30,
	2014	2013

Derivative expense	$-	$(96,913)
Change in fair value of derivative liabilities	373,944	(5,771,963)
Gain (loss) on settlement of accounts payable and debt	31,477	324,656
Interest expense	(56,388)	(781,445)
Foreign currency transaction loss	(34,496)	(5,714)
Loss on derivative instrument and debt security	(386,103)	-
Interest income	223,049	-
Other income	166,622	10,000
Total other expenses	$318,105	$(6,321,379)

The change in the fair value of derivative liability decreased from expense of $5.8 million for the six months ended June 30, 2013 to a gain of $0.4 million for the six months ended June 30, 2014. The gain in 2014 was for the market to market adjustments for the change in the market value of the underlying MusclePharm common stock prior to the conversion of the remaining Series D preferred shares on April 2, 2014. Interest expense also decreased during the same period due to the elimination of convertible debt in 2013.

Liquidity and Capital Resources

The Company’s cash position is as follows:

	June 30, 2014	December 31, 2013
Cash	$3,768,840	$5,411,515

Cash as a percent of total assets	6%	10%

The following table summarizes total current assets, liabilities and working capital at June 30, 2014, compared to December 31, 2013.

	June 30, 2014	December 31, 2013	Working Capital Increase
Current Assets	$50,547,702	$44,526,480	$6,021,222
Current Liabilities	(28,473,117)	(32,368,521)	3,895,404
Working Capital	$22,074,585	$12,157,959	$9,916,626

Product sales have been the primary source of generating working capital and free cash flow. At June 30, 2014 we had cash of $3.8 million and working capital of $22.1 million, compared to cash of $5.4 million and working capital of $12.2 million at December 31, 2013. During the six months ended June 30, 2014, the Company increased working capital $9.9 million mainly from positive cash flows. The following is a summary of the use the positive cash flow; 1) funded a $3.2 million increase in inventory for anticipated continued growth of product sales, 2) supported a $4.8 million increase in customer accounts receivable balances, 3) paid down $1.3 million, net in accounts payable and accruals, 4) funded $2.7 million, net, for prepaid operating expenses, and 5) to acquire $2.4 million of capital assets to support business expansion.

The Company’s management believes that with continued growth and increased sales expansion, we will be able to fund operations with operating cash flow; however, the Company is evaluating opportunities for asset-based lending arrangements with various banking institutions to enable us to further execute our business plan, which includes buying more inventory, broadening the sales platform, and expanding overseas operations. We are currently in negotiations for a line of credit arrangement with a financial institution for $8 million, and we expect the line of credit to be in place by mid-third quarter 2014.

Our net consolidated cash inflows (outflows) are as follows:

	Six Months Ended June 30,
	2014	2013
Operating Activities	$539,888	$(5,173,958)
Investing Activities	315,632	(344,418)
Financing Activities	(2,516,902)	14,168,061
Effect of exchange rates on cash and cash equivalents	18,707	6,076
Net (decrease) increase in cash	$(1,642,675)	$8,655,761

Cash provided by operating activities was $0.5 million for the six months ended June 30, 2014, primarily due to our net income of $3.1 million being positively adjusted for non-cash items including depreciation of $0.6 million, amortization of employee and director stock compensation of $4.5 million, amortization of non-employee prepaid stock expense of $1.6 million, amortization of prepaid sponsorships of $3.4 million, amortization of intangibles of $0.6 million. These were partially offset by $0.1 million of various other non-cash adjustments to net income and changes in operating assets and liabilities of $13.2 million. These changes in operating assets and liabilities included a $4.8 million increase in accounts receivable, $2.9 million increase in prepaid assets, $3.1 million increase in inventory, $2.7 million decrease in accounts payable, and a $1.3 increase in insurance recovery receivables. These were offset by a decrease in accrued liabilities of $1.1 million, a decrease in other assets of $0.2 million, and an increase in other long-term liabilities of $0.3 million.

Cash provided by investing activities was $0.3 million for the six months ended June 30, 2014 due to the release of the restriction on our restricted cash of $2.5 million and proceeds from the sale of the Fuse note of $0.2 million. These were offset by purchases of property and equipment of $2.4 million.

Cash used in financing activities was $2.5 million for the six months ended June 30, 2014 due to the repayment of our line of credit with US Bank.

Off-Balance Sheet Arrangements

As of June 30, 2014, we did not have any off-balance sheet arrangement as defined in item 303(a)(4)(ii) of Regulation S-K.

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

A summary of our significant accounting policies is provided in Note 2 of the Notes to Consolidated Financial Statements in Item 1 of this report. We believe the critical accounting policies and estimates described in Note 2 reflect our more significant estimates and assumptions used in the preparation of our consolidated financial statements. The impact and any associated risks on our business that are related to these policies are also discussed throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect reported and expected financial results. There have been no significant changes to our critical accounting policies and estimates from those disclosed in annual report on Form 10-K filed on March 31, 2014.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") amended the existing accounting standards for revenue recognition. The amendments are based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. MusclePharm is required to adopt the amendments in the first quarter of 2017. Early adoption is not permitted. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. MusclePharm is currently evaluating the impact of these amendments and the transition alternatives on its Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable for Smaller Reporting Companies.

Item 4. Controls and Procedures.

Evaluation of Controls and Procedures

MusclePharm Corporation. maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosurecontrols and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report (the evaluation date). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective to provide reasonable assurance that the information relating to MusclePharm Corporation including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to MusclePharm Corporation’s management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Change in Internal Control over Financial Reporting

There has been no change in MusclePharm Corporation’s internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), during MusclePharm Corporation’s most recent quarter that has materially affected, or is reasonably likely to materially affect, MusclePharm Corporation’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Except as disclosed below we are currently not involved in any new litigation that we believe could have a material adverse effect on our financial condition or results of operations. Except as disclosed below and in Note 10: Commitments, Contingencies and Other Matters, to the Financial Statements contained herein there is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

580 Garcia Properties, LLC vs. Biozone Laboratories, Inc.

On March 27, 2014, Plaintiff 580 Garcia Properties, LLC, filed a lawsuit for unlawful detainer in California Superior Court in Contra Costa County, Case No. PS14-0407, against Defendants Biozone Laboratories, Inc., a California corporation, and Biozone Pharmaceuticals, Inc., a Nevada corporation (together, “Biozone”). The lawsuit seeks judicial determination of lease termination based on the landlords’ refusal to consent to lease assignment as well as incidental damages for alleged rental value even though rent payments are current, and attorney’s fees. On March 21, 2014 the Company received an eviction notice for our Biozone facility at 580 Garcia Avenue, Pittsburg, CA. The Company believes that this legal action is without merit and intends to defend this cause of action. However, if this matter is adversely determined against us, the Company is unable to quantify the amount of damages it would incur, including without limitation, moving expenses. The Company is entitled to indemnification from Biozone pursuant to the Asset Purchase Agreement, dated November 12, 2013, by and among MusclePharm Corporation, a Nevada corporation, Biozone Laboratories, Inc., a Nevada corporation, Biozone Pharmaceuticals, Inc., a Nevada corporation, Biozone Laboratories, Inc., a California corporation, Baker Cummins Corp. a Nevada corporation, and an indemnity agreement executed by Biozone in favor of the Company. The Company is entitled to bring indemnity claims against Biozone for this cause of action as well as other potential claims on or before the date which is nine months from January 2, 2014.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In April 2014, the Company issued 263,000 shares of common stock pursuant to the conversion of 131,500 shares of Series D preferred stock.

Item 3. Defaults Upon Senior Securities.

There were no defaults upon senior securities during the six months ended June 30, 2014.

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

MUSCLEPHARM CORPORATION

Date: August 4, 2014	By:	/s/ Brad J. Pyatt
Name: Brad J. Pyatt
Title: Chief Executive Officer and President
(Principal Executive Officer)

Date: August 4, 2014	By:	/s/ Donald W. Prosser
Name: Donald W. Prosser
Title: Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)

