Form 10-K/A
period 2012-12-31
MusclePharm Corp
filed 2014-10-31
CIK 1415684

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-K/A

Amendment No. 1

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

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Aggregate market value of the voting common stock held by non-affiliates of the registrant at June 30, 2012: $14,931,500

Number of shares of the registrant’s common stock outstanding at March 29, 2013: 6,776,647

DOCUMENTS INCORPORATED BY REFERENCE:

None.

Explanatory Note

MusclePharm Corporation (the “Company”, “we” or “us”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the year ended December 31, 2012, originally filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2013 (the “Original Filing”) to include revised information required by Item 11 of Part III of Form 10-K, in particular the “Other Compensation” column which is a part of the “Summary Compensation Table for 2012” section and include revised information required by Item 13 of Part III of Form 10-K, in particular the “Other Agreements” section.

As previously disclosed in the Company’s Current Report on Form 8-K filed on September 30, 2013 following requests for information received by the Company from the Denver Regional Office of the SEC (the “Staff”), the Company undertook to review, under the guidance of the Audit Committee, its disclosures related to compensation, benefits and perquisites in several of its prior Annual Reports on Form 10-K.  The Company has provided information to the Staff in response to its inquiries.  In the process of reviewing its records and preparing such submissions, the Company has determined to revise its previously filed compensation disclosure for the Fiscal Years ended December 31, 2010, 2011, 2012 and 2013 ("Fiscal Years 2010 - 2013").  The Company determined that it improperly excluded certain items that should have been reported in the Summary Compensation Tables under Item 402(b) of Regulation S-K in the Company’s Annual Reports for the Fiscal Years ended December 31, 2010 – 2013.  The Company is filing this amendment to Form 10-K for the year ended 2012 (which adjusts information in the Summary Compensation Tables in Item 3 as disclosed for the Fiscal Years 2010-2013) to revise certain non-financial statement disclosures in the Summary Compensation Tables for Fiscal Years 2010 –2013. This amendment does not include a restatement of the audited financial statements of the Company.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Part III, Item 11 and Item 13 of the Original Filing are hereby amended and restated in their entirety. This Amendment No. 1 does not amend or otherwise update any other information in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing, and with our filings with the SEC subsequent to the Original Filing.

MusclePharm Corporation

Form 10-K/A

For the Year Ended December 31, 2012

Forward-Looking Statements

Certain statements contained in this report on Form 10-K/A are not statements of historical fact and constitute forward-looking statements within the meaning of the various provisions of the Securities Act of 1933, as amended, (the “Securities Act”) and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including, without limitation, the statements specifically identified as forward-looking statements within this report. Many of these statements contain risk factors as well. In addition, certain statements in our future filings with the SEC, in press releases, and in oral and written statements made by or with our approval which are not statements of historical fact constitute forward-looking statements within the meaning of the Securities Act and the Exchange Act. Examples of forward-looking statements, include, but are not limited to: (i) projections of capital expenditures, revenues, income or loss, earnings or loss per share, capital structure, and other financial items, (ii) statements of our plans and objectives or our management or board of directors including those relating to planned development of future products, (iii) statements of future economic performance and (iv) statements of assumptions underlying such statements. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “may,” “will” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Important factors that could cause actual results to differ materially from the forward looking statements include, but are not limited to:

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

March 29, 2013

Denver, Colorado

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of:

MusclePharm Corporation

We have audited the accompanying consolidated balance sheets of MusclePharm Corporation and Subsidiary as of December 31, 2011, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MusclePharm Corporation and Subsidiary as of December 31, 2011, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

MusclePharm Corporation and Subsidiary

Consolidated Statement of Stockholders’ Deficit

Years ended December 31, 2012 and 2011

	Series A Convertible Preferred Stock		Series B Preferred Stock		Series C Convertible Preferred Stock		Common Stock		Additional Paid-	Treasury	Accumulated	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	Stock	Deficit	Translation	Deficit
Balance - December 31, 2010	-	$-	-	$-	-	$-	139,585	$140	$20,130,631	$-	$(21,875,438)	$-	$(1,744,667)

Issuance of common and preferred stock:
Conversion of convertible debt	-	-	-	-	-	-	298,897	299	4,268,558	-	-	-	4,268,857
Conversion of secured/unsecured debt	-	-	-	-	-	-	47,386	47	857,905	-		-	857,952
Cash	-	-	-	-	-	-	96,471	96	874,904	-	-	-	875,000
Cash	-	-	-	-	100	-	-	-	100,000	-	-	-	100,000
Services - third parties	-	-	-	-	-	-	54,731	55	1,199,789	-	-	-	1,199,844
Services - third parties	-	-	-	-	90	-	-	-	90,000	-	-	-	90,000
Services - third parties - future services	-	-	-	-	-	-	4,706	5	214,245	-	-	-	214,250
Extension of debt maturity date	-	-	-	-	-	-	11,030	11	161,239	-	-	-	161,250
Settlement of accounts payable	-	-	-	-	-	-	64,172	64	3,646,655	-	-	-	3,646,719
Cancellation of shares	-	-	-	-	-	-	(4,118)	(4)	4	-	-	-	-
Share based payments - related parties	-	-	51	-	-	-	-	-	-	-	-	-	-
Dividends on Series C Convertible Preferred Stock - related parties	-	-	-	-	-	-	-	-	-	-	(293)	-	(293)
Reclassification of derivative liability to additional paid in capital	-	-	-	-	-	-	-	-	640,826	-		-	640,826
Net loss	-	-	-	-	-	-	-	-	-	-	(23,280,950)	-	(23,280,950)

Balance - December 31, 2011	-	-	51	-	190	-	712,860	713	32,184,756	-	(45,156,681)	-	(12,971,212)

Issuance of common and preferred stock:
Conversion of preferred shares	-	-	-	-	(190)	-	22,353	22	614,962	-	-	-	614,984
Conversion of secured/unsecured debt	-	-	-	-	-	-	290,961	290	1,420,132	-		-	1,420,422
Cash	-	-	-	-	-	-	199,422	199	1,660,561	-	-	-	1,660,760
Interest	-	-	-	-	-	-	58,945	58	334,040	-	-	-	334,098
Services - third parties	-	-	-	-	-	-	113,740	113	1,107,605	-	-	-	1,107,718
Executive/board compensation	-	-	-	-	-	-	431,034	431	4,686,083	-	-	-	4,686,514
Warrant conversions/settlements	-	-	-	-	-	-	853,082	853	7,294,914	-	-	-	7,295,767
Forbearance of agreement terms	-	-	-	-	-	-	95,528	95	1,239,939	-	-	-	1,240,033
Treasury shares purchased	-	-	-	-	-	-	(31,096)			(460,978)	-	-	(460,978)
Additional shares from roundup of split shares	-	-	-	-	-	-	479	4	(4)	-	-	-	-
Employee stock awards	-	-	-	-	-	-	-	-	149,966	-	-	-	149,966
Reclassification of derivative liability to additional paid in capital	-	-	-	-	-	-	-	-	4,124,387	-			4,124,387
Translation gain/loss	-	-	-	-	-	-	-	-	-	-		(7,917)	(7,917)
Net loss	-	-	-	-	-	-	-	-	-	-	(18,952,795)		(18,952,795)

Balance - December 31, 2012	-	$-	51	$-	-	$-	2,747,308	$2,778	$54,817,341	$(460,978)	$(64,109,476)	$(7,917)	$(9,758,252)

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

The Company’s tax expense differs from the “expected” tax expense for the years ended December 31, 2012 and 2011, (computed by applying the federal corporate tax rate of 34% to loss before taxes and 4.63% for Colorado State Corporate Taxes, the blended rate used was 37.1%), are approximately as follows:

	December 31, 2012	December 31, 2011
Federal tax benefit at statutory rate	$(6,493,000)	$(7,916,000)
State tax benefit – net of federal tax effect	(418,000)	(501,000)
Derivative expense	1,499,000	1,625,000
Change in fair value of derivative liability	(2,006,000)	(1,755,000)
Loss on settlement of accounts payable	1,495,000	1,313,000
Non-deductible stock compensation	791,000	1,091,000
Other non-deductible expenses	46,000	68,000
Change in valuation allowance	5,086,000	6,075,000
Income tax benefit	$-	$-

Note 8: Stockholders’ deficit

The Company has four separate series of authorized preferred stock:

On November 26, 2012, the Company (i) effected a 1-for-850 reverse stock split of our common stock, including a proportionate reduction in the number of authorized shares of our common stock from 2.36 billion shares to 2.8 million shares of common stock, and (ii) amended our articles of incorporation to increase the number of authorized shares of common stock (post reverse stock split) from 2,941,177 to 100 million effective November 27, 2012.  All share and per share amounts in this document have been changed to give effect to the reverse stock split

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

The Company applied fair value accounting for all share based payments awards. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes assumptions used when the options were issued in the year ended December 31, 2010 are as follows:

Exercise price	$425
Expected dividends	0%
Expected volatility	74.8%
Risk fee interest rate	1.4%
Expected life of option	5 years
Expected forfeiture	0%

The following is a summary of the Company’s stock option activity:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance – December 31, 2010	3,255	$425.00	4.25 years
Granted	-	-
Exercised	-	-
Forfeited/Cancelled	(1,353)	$425.00
Balance – December 31, 2011	1,902	$425.00	3.25 years	-
Granted	-
Exercised	-
Forfeited/Cancelled	(55)	$425.00
Balance – December 31, 2012 – outstanding	1,847	$425.00	2.5 years	-
Balance – December 31, 2012 – exercisable	1,847	$425.00	2.5 years	-

Outstanding options held by related parties – 2012	1,847
Exercisable options held by related parties – 2012	1,847
Outstanding options held by related parties – 2011	1,177
Exercisable options held by related parties – 2011	1,177

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

(E) Product Liability

As a manufacturer of nutritional supplements and other consumer products that are ingested by consumers, the Company has been and is currently subject to various product liability claims. Although the effects of these claims to date have not been material, it is possible that current and future product liability claims could have a material adverse effect on our business or financial condition, results of operations or cash flows. The Company currently maintains product liability insurance with a deductible/retention of$10,000 per claim with an aggregate cap on retained loss of $5,000,000. At December 31, 2012, the Company had not recorded any accruals for product liabilities.

(F) Sponsorship and Endorsement Contract Liabilities

The Company has various non-cancelable endorsement and sponsorship agreements with terms expiring through 2013. The total value of outstanding payments as of December 31, 2012.

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

Item 11. Executive Compensation

Summary Compensation Table for 2012 (as amended)

The following summary compensation tables sets forth all compensation awarded to, earned by, or paid to each person serving as a named executive officer of the Company during the year ended December 31, 2012.

								As Amended		As Amended
Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards (1) ($)		Option Awards (1) ($)	All Other Compensation ($)		Total ($)

Brad J. Pyatt	2012	322,022	160,000	(14)	-		-	105,984	(11)	588,006
Chief Executive Officer and President	2011	250,000	140,099	(2)	1,555,921	(2) (3)	-	66,000	(12)	2,012,020
	2010	194,821	-		2,650,000	(4)	-	25,700	(13)	2,870,521

L. Gary Davis	2012	65,000	75,000		204,500	(5)	-	390	(11)	344,890
Chief Financial Officer

John H. Bluher	2012	182,292	130,000		245,400	(5)	-	13,300	(11)	570,992
Executive Vice President and COO	2011	36,458	50,000		-		-	965	(12)	87,423

Jeremy R. DeLuca	2012	187,500	130,000		-		-	60,331	(11)	352,399
Executive Vice President and CMO	2011	65,833	140,099	(6)	1,555,921	(7)	-	19,277	(12)	1,781,130

Cory J. Gregory	2012	201,796	130,000		-		-	43,190	(11)	374,986
Executive Vice President	2011	150,000	140,099	(8)	1,555,921	(8) (9)	-	38,615	(12)	1,884,536
	2010	78,892	-		2,650,000	(10)	-	8,759	(13)	2,737,651

Larry S. Meer(14)	2012	120,000	31,797		-		-	6,146	(11)	157,943
Chief Financial Officer and Treasurer	2011	74,400	-		-		-	15,661	(12)	90,061
(former)	2010	75,493	-		228,000	(10)	-	300	(13)	303,793

Leonard Armenta(14)	2012	-	-		-		-	-		-
Chief Operating Officer (former)	2011	86,400	-		-		-	19,877	(12)	106,277
	2010	83,215	-		228,000	(10)	-	1,800	(13)	313,015

(1)	Amounts reflect the aggregate grant date fair value of stock awards computed in accordance with FASB ASC Topic 718. The grant date fair value of each stock award is measured based on the closing price of our common stock on the date of grant.
(2)	Reflects the amount returned to the Company in July 2012 as a result of restated revenues for the years ended December 31, 2011 and 2010. Mr. Pyatt voluntarily returned (i) $30,311 of his cash bonus and (ii) $303,109 worth of his stock bonus (equal to a total of 31,009 shares of common stock).
(3)	Mr. Pyatt received a stock award of $1,704,104, equal to 174,333 shares of common stock, at a price per share of $9.78, which was the closing price of our common stock on February 1, 2012, the date of grant.
(4)	Mr. Pyatt received a stock award of 5,883 shares of common stock at a price per share of $450.45, which was the closing price of our common stock on October 18, 2010, the date of grant.
(5)	Reflects the full grant date fair value of restricted stock unit award granted in 2012 calculated in accordance with FASB ASC Topic 718 based on the closing price of the common stock of $3.48 and $9.61 (after adjustment for the reverse split of 1-for-850) on the date of grant.
(6)	Reflects the amount returned to the Company in July 2012 as a result of restated revenues for the years ended December 31, 2011 and 2010. Mr. DeLuca voluntarily returned (i) $30,311 of his cash bonus (which had not yet been paid to him) and (ii) $303,109 worth of his stock bonus (equal to a total of 31,009 shares of common stock).
(7)	Mr. DeLuca received a stock award of $1,704,104, equal to 174,333 shares of common stock, at a price per share of $9.78, which was the closing price of our common stock on February 1, 2012, the date of grant.
(8)	Reflects the amount returned to the Company in July 2012 as a result of restated revenues for the years ended December 31, 2011 and 2010. Mr. Gregory voluntarily returned (i) $30,311 of his cash bonus and (ii) $303,109 worth of his stock bonus (equal to a total of 31,009 shares of common stock).
(9)	Mr. Gregory received a stock award of $1,704,104, equal to 174,333 shares of common stock, at a price per share of $9.78, which was the closing price of our common stock on February 1, 2012, the date of grant.
(10)	Mr. Gregory received a stock award of 5,883 shares of common stock at a price per share of $450.45, which was the closing price of our common stock on October 18, 2010, the date of grant.

(11)	Amounts under "All Other Compensation" for 2012 include the following Company 401(k) matching contributions, life insurance premiums paid by the Company on behalf of the executive officers and perquisites:

	Pyatt ($)	Davis ($)	Bluher ($)	Deluca ($)	Gregory ($)	Meer ($)
Company 401(k) Matching Contributions	10,667	-	6,683	5,750	1,333	2,700
Apparel and Products (a)	609	300	300	300	1,356	300
Automobile Expenses (b)	2,187	-	-	6,250	4,982	165
Club Fees and Expenses (c)	54,595	-	-	9,377	852	-
Healthcare Costs (d)	80	-	-	-	1,050	-
Life Insurance Premiums	360	90	180	180	180	360
Meals and Entertainment (e)	3,915	-	-	6,925	6,059	-
Phone (f)	-	-	3,695	3,125	-	-
Retreat Attendance (g)	5,031	-	2,442	6,261	5,650	2,621
Personal Travel (h)	13,015	-	-	22,163	21,728	-
Miscellaneous (i)	15,525	-	-	-	-	-
TOTAL	105,984	390	13,300	60,331	43,190	6,146

(a)            These amounts include payments by the Company for apparel and Company and competitor products for the executive officers. The Company provides the executives with Company and competitor products at Company expense for purposes of evaluation and comparison.

(b)            We provided an automobile allowance for Mr. Deluca and Mr. Gregory and the use of a Company car for Mr. Pyatt. For the Company car provided to Mr. Pyatt, the Company insures the car under its insurance programs, pays all registration, license, taxes and other fees on the car, pays for all repairs and reimburses Mr. Pyatt for all gas and maintenance costs on the car. The amount disclosed for Mr. Pyatt represents that portion of the total annual cost to the Company for the automobile provided to Mr. Pyatt attributable to his personal use.

(c)            Represents payments for club memberships for Mr. Pyatt, Mr. Deluca and Mr. Gregory, including monthly dues, initiation costs, golf guest fees, meals and entertainment costs at the clubs and other personal expenses incurred by the executive officers at the clubs, including apparel. The $54,595 paid on behalf of Mr. Pyatt for 2012 represents a $28,500 initiation fee, $7,620 in monthly dues, $12,550 in meals and entertainment expenses incurred at the clubs, $2,335 in guest fees for golf, and $3,590 in miscellaneous club charges, including apparel, golf equipment and other miscellaneous charges. The $9,377 paid on behalf of Mr. Deluca for 2012 represents $3,876 in annual dues and $5,501 in meals, entertainment, guest fees and other miscellaneous charges. Of the meals, guest fees, apparel, equipment and entertainment expenses paid for on behalf of Mr. Pyatt and Mr. Deluca, the Company believes a portion of those expenses represented business-related expenditures. However, because of our inability to quantify with certainty the portion of these expenses that were for personal use, we have included all of such expenses paid by the Company as perquisites in the table.

(d)            Represents payment of medical expenses by the Company for the executive officer or his family.

(e)            Represents meals, entertainment, event tickets and other incidental expenses (such as parking) paid in connection with the executive officers' or his spouse's participation in community and business entertainment functions. The Company believes a portion of these expenses represented business-related expenditures. However, because of our inability to quantify with certainty the portion of these expenses that were for personal use, we have included all of such expenses paid by the Company for which we cannot verify a business purpose as perquisites in the table. Because of the sports-oriented nature of the business, it is important for executives to attend a wide variety of sporting events. In addition to events for which we purchase tickets to facilitate attendance by our executives and their spouses, we also provide our executives and/or their spouses with event tickets that are provided to the Company [free of charge] through its various sponsorship relationships in order to facilitate the Company’s business interests and the executives' role as Company representatives at events related to the Company's business and sponsorship and athlete relationships. There is typically no incremental cost to the Company of providing these tickets. Where there was an incremental cost to the Company of the executive's or the spouse's attendance, we have included the cost of such tickets in this total.

Because of the sports-oriented nature of the Company’s business, the Company maintains a fully-functioning gym at several of its locations and provides use of the gym free of charge for any and all employees, including the executives. Although use of the Company's gym facilities is a perquisite, there is no incremental cost to the Company of providing this gym access to the executives, and thus no amounts are included in relation to such gym facilities.

(f)            Represents payments for cellular phone monthly fees and usage costs and the cost of replacement cellular phones.

(g)            Spouses were invited to attend a Board of Directors and executive retreat in Cabo San Lucas, Mexico. These amounts include airfare for spouses, hotel expenses for extra nights stayed by the executives following the retreat, meals and entertainment expenses during the retreat for the executives and their family members, and leisure activities during the retreat for the executives and their spouses (including golf and spa expenses). The cost of air travel attributed to each executive's spouse was calculated based on the price per airline ticket (for commercial air travel) or based on the total cost of the aircraft charter (divided by the total number of passengers) for charter air travel.

(h)            During 2012 we made numerous payments on behalf of the executive officers for travel for which we cannot verify a business purpose. Because of our inability to quantify with certainty the portion of these travel expenses that were for personal use, we have included all such travel expenses paid by the Company for which we cannot verify a business purpose as perquisites in the table. These amounts include airfare for the executive and/or his spouse and family, cost for airline upgrades, hotel expenses, meals, entertainment and leisure activities for the executive and/or his spouse and luggage charges during trips taken during 2012. The cost of air travel for the executive and/or his spouse (and, for Mr. Pyatt, his children) was calculated based on the price per airline ticket (for commercial travel) or based on the total cost of the aircraft charter for charter air travel.

(i)            This amount represents a cash withdrawal from an ATM using a Company credit card during two trips taken by Mr. Pyatt during 2012. While the amounts withdrawn by Mr. Pyatt were used by Mr. Pyatt for business meal and entertainment purposes during those trips, because of our inability to substantiate the use of these funds for business purposes, we have included all of such amounts as perquisites in the table.

(12)	Amounts under "All Other Compensation" for 2011 include the following life insurance premiums paid by the Company on behalf of the executive officers and perquisites:

	Pyatt ($)	Meer ($)	Armenta ($)	Gregory ($)	Deluca ($)	Bluher ($)
Apparel and Products (a)	4,226	800	1032	748	300	300
Automobile Expenses (b)	11,935	12,000	-	1,786	750	-
Club Fees and Expenses (c)	17,188	-	-	-	-	-
Health Expenses (d)	3,378	462	-	11,890	-	-
Life Insurance Premiums	360	360	360	180	180	180
Meals and Entertainment (e)	6,342	-	-	675	1,125	-
Personal Travel (f)	10,401	-	-	18,657	16,062	-
Phone (g)	-	1,554	-	1,314	375	-
Professional Fees (h)	8,000	-	-	1,000	-	-
Severance (i)	-	-	18,000	-	-	-
Gifts (j)	485	485	485	2,365	485	485
Miscellaneous (k)	3,685	-	-	-	-	-
TOTAL	66,000	15,661	19,877	38,615	19,277	965

(a)            These amounts include payments by the Company for apparel and Company and competitor products for the executive officers. The Company provides the executives with Company and competitor products at Company expense for purposes of evaluation and comparison. For Mr. Pyatt, the amount includes payments by the Company for apparel and jewelry.

(b)            We provided an automobile allowance for Mr. Meer, Mr. Gregory and Mr. Deluca and the use of a Company car for Mr. Pyatt. For the Company car provided to Mr. Pyatt, the Company insures the car under its insurance programs, pays all registration, license, taxes and other fees on the car, pays for all repairs and reimburses Mr. Pyatt for all gas and maintenance costs on the car. The amount disclosed for Mr. Pyatt represents that portion of the total annual cost to the Company for the automobile provided to Mr. Pyatt attributable to his personal use. For 2011, this amount also includes towing expenses.

(c)            Represents payments for club memberships for Mr. Pyatt, including monthly dues, golf guest fees, meals and entertainment costs at the clubs and other personal expenses incurred by him at the clubs, including apparel. The $17,188 paid on behalf of Mr. Pyatt for 2011 represents $4,071 in monthly dues, $8,015 in meals and entertainment expenses incurred at the club, $2,780 in guest fees for golf, and $2,322 in miscellaneous club charges, including apparel, golf equipment and other miscellaneous charges. Of the meals, guest fees and entertainment expenses paid for on behalf of Mr. Pyatt, the Company believes a portion of those expenses represented business-related expenditures. However, because of our inability to quantify with certainty the portion of these expenses that were for personal use, we have included all of such expenses paid by the Company as perquisites in the table.

(d)            Represents the payment of medical expenses. For Mr. Gregory, this represents payments for family related surgery costs.

(e)            Represents meals, entertainment, event tickets and other incidental expenses (such as parking) paid in connection with the executive officers' or his spouse's participation in community and business entertainment functions. The Company believes a portion of these expenses represented business-related expenditures. However, because of our inability to quantify with certainty the portion of these expenses that were for personal use, we have included all of such expenses paid by the Company for which we cannot verify a business purpose as perquisites in the table. Because of the sports-oriented nature of the business, it is important for executives to attend a wide variety of sporting events. In addition to events for which we purchase tickets to facilitate attendance by our executives and their spouses, we also provide our executives and/or their spouses with event tickets that are provided to the Company [free of charge] through its various sponsorship relationships in order to facilitate the Company’s business interests and the executives' role as Company representatives at events related to the Company's business and sponsorship and athlete relationships. There is typically no incremental cost to the Company of providing these tickets. Where there was an incremental cost to the Company of the executive's or the spouse's attendance, we have included the cost of such tickets in this total.

Because of the sports-oriented nature of the Company’s business, the Company maintains a fully-functioning gym at several of its locations and provides use of the gym free of charge for any and all employees, including the executives. Although use of the Company's gym facilities is a perquisite, there is no incremental cost to the Company of providing this gym access to the executives, and thus no amounts are included in relation to such gym facilities.

(f)            During 2011 we made numerous payments on behalf of the executive officers for travel for which we cannot verify a business purpose. Because of our inability to quantify with certainty the portion of these travel expenses that were for personal use, we have included all such travel expenses paid by the Company for which we cannot verify a business purpose as perquisites in the table. These amounts include airfare for the executive and/or his spouse, cost for airline upgrades, hotel expenses, meals, entertainment and leisure activities for the executive and/or his spouse and luggage charges during trips taken during 2011. The cost of air travel was calculated based on the price per airline ticket and all air travel was on commercial airlines.

(g)            Represents payments for cellular phone monthly fees and usage costs for the executive and cost of replacement cellular phones.

(h)            Represents payment by the Company of amounts for personal financial planning and tax preparation for Mr. Gregory. For Mr. Pyatt, represents payment by the Company of amounts for personal financial planning and tax preparation ($5,000) and personal legal representation ($3,000)

(i)            Represents severance payable to Mr. Armenta in connection with his termination of employment in September of 2011, which severance was paid over the six month period following his termination.

(j)            Represents the value of an iPad given to the executives by the Company and, with respect to Mr. Gregory, the value of golf and computer equipment purchased by the Company for him.

(k)            Represents numerous payments that appear to be expenditures for which we cannot verify a business purpose. These payments include furniture, luggage and a parking ticket paid by the Company for personal use.

(13)	Amounts under "All Other Compensation" for 2010 include the following perquisites:

	Pyatt ($)	Armenta ($)	Gregory ($)	Meer ($)
Apparel and Products (a)	733	300	300	300
Automobile Expenses (b)	5,318	-	-	-
Club Fees and Expenses (c)	14,404	-	-	-
Healthcare Costs (d)	-	-	882	-
Meals and Entertainment (e)	512	-	225	-
Personal Travel (f)	2,483	-	6,696	-
Professional Fees (g)	2,250	-	-	-
Home Office Equipment (h)	-	1,500	-	-
Miscellaneous (i)	-	-	656	-
TOTAL	25,700	1,800	8,759	300

(a)            These amounts include payments by the Company for apparel and Company and competitor products for the executive officers. The Company provides the executives with Company and competitor products at Company expense for purposes of evaluation and comparison.

(b)            We provide the use of a Company car for Mr. Pyatt. For the Company car provided to Mr. Pyatt, the Company insures the car under its insurance programs, pays all registration, license, taxes and other fees on the car, pays for all repairs and reimburses Mr. Pyatt for all gas and maintenance costs on the car. The amount disclosed for Mr. Pyatt represents that portion of the total annual cost to the Company for the automobile provided to Mr. Pyatt attributable to his personal use. For 2010, this amount also includes towing expenses.

(c)            Represents payments for club memberships for the named executive officer, including monthly dues, golf guest fees, meals and entertainment costs at the clubs and other personal expenses incurred by him at the clubs, including apparel. The $14,404 paid on behalf of Mr. Pyatt for 2010 represents $4,072 in monthly dues, $8,377 in meals and entertainment expenses incurred at the clubs, $555 in guest fees for golf, and $1,400 in miscellaneous club charges, including apparel, golf equipment and other miscellaneous charges. Of the meals, guest fees and entertainment expenses paid for on behalf of Mr. Pyatt, the Company believes a portion of those expenses represented business-related expenditures. However, because of our inability to quantify with certainty the portion of these expenses that were for personal use, we have included all of such expenses paid by the Company as perquisites in the table.

(d)            Represents payment of medical expenses by the Company for the named executive officer or his family.

(e)            Represents meals, entertainment, event tickets and other incidental expenses (such as parking) paid in connection with the executive officers' or his spouse's participation in community and business entertainment functions. The Company believes a portion of these expenses represented business-related expenditures. However, because of our inability to quantify with certainty the portion of these expenses that were for personal use, we have included all of such expenses paid by the Company for which we cannot verify a business purpose as perquisites in the table. Because of the sports-oriented nature of the business, it is important for executives to attend a wide variety of sporting events. In addition to events for which we purchase tickets to facilitate attendance by our executives and their spouses, we also provide our executives and/or their spouses with event tickets that are provided to the Company [free of charge] through its various sponsorship relationships in order to facilitate the Company’s business interests and the executives' role as Company representatives at events related to the Company's business and sponsorship and athlete relationships. There is typically no incremental cost to the Company of providing these tickets. Where there was an incremental cost to the Company of the executive's or the spouse's attendance, we have included the cost of such tickets in this total.

Because of the sports-oriented nature of the Company’s business, the Company maintains a fully-functioning gym at several of its locations and provides use of the gym free of charge for any and all employees, including the executives. Although use of the Company's gym facilities is a perquisite, there is no incremental cost to the Company of providing this gym access to the executives, and thus no amounts are included in relation to such gym facilities.

(f)            During 2010 we made numerous payments on behalf of the executive officers for travel for which we cannot verify a business purpose. Because of our inability to quantify with certainty the portion of these travel expenses that were for personal use, we have included all such travel expenses for which we cannot verify a business purpose as perquisites in the table. These amounts include airfare for the executive and/or his spouse, cost for airline upgrades, hotel expenses, meals, entertainment and leisure activities for the executive and/or his spouse and luggage charges during trips taken during 2010. The cost of air travel was calculated based on the price per airline ticket and all air travel was on commercial airlines.

(g)            This amount represents payments by the Company for personal financial planning and tax preparation.

(h)            This amount represents home office equipment purchased for the executive by the Company.

(i)            This amount represents the payment by the Company of finance charges and late fees due by the executive under his personal credit card.

(14)	Included in the $160,000 bonus for Mr. Pyatt is $9,696 that was previously recorded as an Other Receivable.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

Exhibit		Incorporated by Reference				Filed	Furnished
No.	Description	Form	SEC File No.	Exhibit	Filing Date	Herewith	Herewith

2.1	Agreement Concerning the Exchange of Securities by and Among Tone in Twenty and Muscle Pharm, LLC and the Security Holders of Muscle Pharm, LLC, dated February 1, 2010.	8-K	000-53166	2.1	February 2, 2010

3.1	Articles of Incorporation of MusclePharm Corporation, as amended.	10-K	000-53166	3.1	April 1, 2013

3.2	Bylaws of MusclePharm Corporation (successor to Tone In Twenty). (Amended on March 1, 2010 to change fiscal year end to December 31 – set forth on Form 8-K filed on 03-03-2010.)	SB-2	333-147111	3.2	November 2, 2007

4.1	Specimen of certificate for MusclePharm Corporation Series D Convertible Preferred Stock.	8-K	000-53166	4.1	January 28, 2013

4.2	Specimen of certificate for MusclePharm Corporation Common Stock.	S-1/A	333-184625	4.4	December 28, 2012

4.3	Form of Promissory Note, dated July 13, 2012, issued by MusclePharm Corporation in favor of TCA Global Credit Master Fund LP.	8-K	000-53166	4.1	July 20, 2012

4.4	Form of Promissory Note.	8-K	000-53166	4.2	December 10, 2012

10.1	Purchasing Agreement with General Nutrition Corporation dated December 16, 2009.	8-K	000-53166	10.2	February 24, 2010

10.2	Order Approving Stipulation for Settlement of Claim, dated December 8, 2010, between MusclePharm Corporation and Socius CG II, Ltd.	8-K	000-53166	10.1	December 9, 2010

10.3	Endorsement Agreement, dated July 20, 2011, between MusclePharm Corporation and Michael Vick, individually.	8-K	000-53166	10.1	July 22, 2011

10.4	Convertible Promissory Note between MusclePharm Corporation and Brad J. Pyatt, dated November 18, 2010.	S-1/A	333-176771	4.2	September 27, 2011

10.5	Convertible Promissory Note between MusclePharm Corporation and Brad J. Pyatt, dated November 23, 2010.	S-1/A	333-176771	4.3	September 27, 2011

10.6	Amended and Restated Employment Agreement, dated November 14, 2011, between MusclePharm Corporation and Brad J. Pyatt.	10-Q	000-53166	10.6	November 14, 2011

10.7	Amended and Restated Employment Agreement, dated November 14, 2011, between MusclePharm Corporation and Cory J. Gregory.	10-Q	000-53166	10.7	November 14, 2011

10.8	Employment Agreement, dated September 15, 2011, by and between MusclePharm Corporation and John H. Bluher.	10-Q	000-53166	10.4	November 14, 2011

10.9	Employment Agreement, dated November 14, 2011, by and between MusclePharm Corporation and Jeremy R. DeLuca.	10-Q	000-53166	10.5	November 14, 2011

10.10	Securities Purchase Agreement, dated July 10, 2012, between MusclePharm Corporation and Subscribers set forth therein.	8-K	000-53166	10.1	July 19, 2012

10.11	Consulting Agreement, dated July 12, 2012, between MusclePharm Corporation and Melechdavid, Inc.	8-K	000-53166	10.2	July 19, 2012

10.12	Consulting Agreement, dated July 12, 2012, between MusclePharm Corporation and GRQ Consultants, Inc.	8-K	000-53166	10.3	July 19, 2012

10.13	Form of Committed Equity Facility Agreement, dated July 13, 2012, between MusclePharm Corporation and TCA Global Credit Master Fund LP.	8-K	000-53166	10.1	July 20, 2012

10.14	Form of Registration Rights Agreement, dated July 13, 2012, between MusclePharm Corporation and TCA Global Credit Master Fund LP.	8-K	000-53166	10.1	July 20, 2012

10.15	Form of Security Agreement, dated July 13, 2012, between MusclePharm Corporation and TCA Global Credit Master Fund LP.	8-K	000-53166	10.1	July 20, 2012

10.16	Form of Indemnification Agreement.	8-K	000-53166	10.1	August 27, 2012

10.17	Amended and Restated Employment Agreement, dated October 18, 2012, between MusclePharm Corporation and Brad J. Pyatt.	8-K	000-53166	10.1	October 23, 2012

10.18	Employment Agreement, dated October 18, 2012, between MusclePharm Corporation and L. Gary Davis.	8-K	000-53166	10.2	October 23, 2012

10.19	Amended and Restated Employment Agreement, dated October 18, 2012, between MusclePharm Corporation and John H. Bluher.	8-K	000-53166	10.3	October 23, 2012

10.20	Amended and Restated Employment Agreement, dated October 18, 2012, between MusclePharm Corporation and Jeremy R. DeLuca.	8-K	000-53166	10.4	October 23, 2012

10.21	Amended and Restated Employment Agreement, dated October 18, 2012, between MusclePharm Corporation and Cory J. Gregory.	8-K	000-53166	10.5	October 23, 2012

10.22	Form of Restricted Stock Unit Award.	8-K	000-53166	10.1	November 21, 2012

10.23	Subscription Agreement dated November 30, 2012 between MusclePharm Corporation and the subscribers listed therein.	8-K	000-53166	10.1	December 10, 2012

10.24	Form of Escrow Agreement.	POS AM	333-184625	10.24	January 8, 2013

10.25	Form of Subscription Agreement.	8-K	000-53166	10.1	January 28, 2013

10.26	Form of Restricted Stock Award	8-K	000-53166	10.1

14.1	Code of Ethics	8-K	000-53166	14	April 23, 2012

21	Subsidiary of the Registrant.	S-1	333-184625	21	October 26, 2012

23.1	Consent of EKS&H LLLP					X

23.2	Consent of Berman & Company, P.A.	10-K	000-53166	23.2	April 1, 2013

24.1	Power of Attorney (included on the signature page hereof).					X

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	INS XBRL Instance Document.	10-K	000-53166	101.INS	April 1, 2013

101.SCH	SCH XBRL Schema Document.	10-K	000-53166	101.SCH	April 1, 2013

101.CAL	CAL XBRL Calculation Linkbase Document.	10-K	000-53166	101.CAL	April 1, 2013

101.DEF	DEF XBRL Definition Linkbase Document.	10-K	000-53166	101.DEF	April 1, 2013

101.LAB	LAB XBRL Label Linkbase Document.	10-K	000-53166	101.LAB	April 1, 2013

101.PRE	PRE XBRL Presentation Linkbase Document.	10-K	000-53166	101.PRE	April 1, 2013

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MUSCLEPHARM CORPORATION (the “Registrant”)

Dated: October 31, 2014	By:	/s/ Brad J. Pyatt
Brad J. Pyatt, Chief Executive Officer and President

(Power of Attorney)

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints BRAD J. PYATT his true and lawful attorney or attorneys-in-fact and agents, with full power to act with or without the others with full power of substitution and resubstitution, to execute in his name, place and stead, in any and all capacities, any or all amendments to this annual report on Form 10-K/A for the year ended December 31, 2012, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents and each of them, full power and authority to do and perform in the name of and on behalf of the undersigned, in any and all capacities, each and every act and thing necessary or desirable to be done in and about the premises, to all intents and purposes and as fully as they might or could do in person, hereby ratifying, approving and confirming all that said attorneys-in-fact and agents or their substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brad J. Pyatt	Principal Executive Officer and Director	October 31, 2014
Brad J. Pyatt

/s/ Donald W. Prosser	Principal Financial Officer and	October 31, 2014
Donald W. Prosser	Principal Accounting Officer

/s/ Richard F. Estalella	President and Director	October 31, 2014
Richard F. Estalella

/s/ Michael J. Doron	Director	October 31, 2014
Michael J. Doron

/s/ Daniel J. McClory	Director	October 31, 2014
Daniel J. McClory

/s/ Gregory Macosko	Director	October 31, 2014
Gregory Macosko

/s/ Andrew Lupo	Director	October 31, 2014
Andrew Lupo

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed	Furnished
No.	Description	Form	SEC File No.	Exhibit	Filing Date	Herewith	Herewith

2.1	Agreement Concerning the Exchange of Securities by and Among Tone in Twenty and Muscle Pharm, LLC and the Security Holders of Muscle Pharm, LLC, dated February 1, 2010.	8-K	000-53166	2.1	February 2, 2010

3.1	Articles of Incorporation of MusclePharm Corporation, as amended.	10-K	000-53166	3.1	April 1, 2013

3.2	Bylaws of MusclePharm Corporation (successor to Tone In Twenty). (Amended on March 1, 2010 to change fiscal year end to December 31 – set forth on Form 8-K filed on 03-03-2010.)	SB-2	333-147111	3.2	November 2, 2007

4.1	Specimen of certificate for MusclePharm Corporation Series D Convertible Preferred Stock.	8-K	000-53166	4.1	January 28, 2013

4.2	Specimen of certificate for MusclePharm Corporation Common Stock.	S-1/A	333-184625	4.4	December 28, 2012

4.3	Form of Promissory Note, dated July 13, 2012, issued by MusclePharm Corporation in favor of TCA Global Credit Master Fund LP.	8-K	000-53166	4.1	July 20, 2012

4.4	Form of Promissory Note.	8-K	000-53166	4.2	December 10, 2012

10.1	Purchasing Agreement with General Nutrition Corporation dated December 16, 2009.	8-K	000-53166	10.2	February 24, 2010

10.2	Order Approving Stipulation for Settlement of Claim, dated December 8, 2010, between MusclePharm Corporation and Socius CG II, Ltd.	8-K	000-53166	10.1	December 9, 2010

10.3	Endorsement Agreement, dated July 20, 2011, between MusclePharm Corporation and Michael Vick, individually.	8-K	000-53166	10.1	July 22, 2011

10.4	Convertible Promissory Note between MusclePharm Corporation and Brad J. Pyatt, dated November 18, 2010.	S-1/A	333-176771	4.2	September 27, 2011

10.5	Convertible Promissory Note between MusclePharm Corporation and Brad J. Pyatt, dated November 23, 2010.	S-1/A	333-176771	4.3	September 27, 2011

10.6	Amended and Restated Employment Agreement, dated November 14, 2011, between MusclePharm Corporation and Brad J. Pyatt.	10-Q	000-53166	10.6	November 14, 2011

10.7	Amended and Restated Employment Agreement, dated November 14, 2011, between MusclePharm Corporation and Cory J. Gregory.	10-Q	000-53166	10.7	November 14, 2011

10.8	Employment Agreement, dated September 15, 2011, by and between MusclePharm Corporation and John H. Bluher.	10-Q	000-53166	10.4	November 14, 2011

10.9	Employment Agreement, dated November 14, 2011, by and between MusclePharm Corporation and Jeremy R. DeLuca.	10-Q	000-53166	10.5	November 14, 2011

10.10	Securities Purchase Agreement, dated July 10, 2012, between MusclePharm Corporation and Subscribers set forth therein.	8-K	000-53166	10.1	July 19, 2012

10.11	Consulting Agreement, dated July 12, 2012, between MusclePharm Corporation and Melechdavid, Inc.	8-K	000-53166	10.2	July 19, 2012

10.12	Consulting Agreement, dated July 12, 2012, between MusclePharm Corporation and GRQ Consultants, Inc.	8-K	000-53166	10.3	July 19, 2012

10.13	Form of Committed Equity Facility Agreement, dated July 13, 2012, between MusclePharm Corporation and TCA Global Credit Master Fund LP.	8-K	000-53166	10.1	July 20, 2012

10.14	Form of Registration Rights Agreement, dated July 13, 2012, between MusclePharm Corporation and TCA Global Credit Master Fund LP.	8-K	000-53166	10.1	July 20, 2012

10.15	Form of Security Agreement, dated July 13, 2012, between MusclePharm Corporation and TCA Global Credit Master Fund LP.	8-K	000-53166	10.1	July 20, 2012

10.16	Form of Indemnification Agreement.	8-K	000-53166	10.1	August 27, 2012

10.17	Amended and Restated Employment Agreement, dated October 18, 2012, between MusclePharm Corporation and Brad J. Pyatt.	8-K	000-53166	10.1	October 23, 2012

10.18	Employment Agreement, dated October 18, 2012, between MusclePharm Corporation and L. Gary Davis.	8-K	000-53166	10.2	October 23, 2012

10.19	Amended and Restated Employment Agreement, dated October 18, 2012, between MusclePharm Corporation and John H. Bluher.	8-K	000-53166	10.3	October 23, 2012

10.20	Amended and Restated Employment Agreement, dated October 18, 2012, between MusclePharm Corporation and Jeremy R. DeLuca.	8-K	000-53166	10.4	October 23, 2012

10.21	Amended and Restated Employment Agreement, dated October 18, 2012, between MusclePharm Corporation and Cory J. Gregory.	8-K	000-53166	10.5	October 23, 2012

10.22	Form of Restricted Stock Unit Award.	8-K	000-53166	10.1	November 21, 2012

10.23	Subscription Agreement dated November 30, 2012 between MusclePharm Corporation and the subscribers listed therein.	8-K	000-53166	10.1	December 10, 2012

10.24	Form of Escrow Agreement.	POS AM	333-184625	10.24	January 8, 2013

10.25	Form of Subscription Agreement.	8-K	000-53166	10.1	January 28, 2013

10.26	Form of Restricted Stock Award	8-K	000-53166	10.1

14.1	Code of Ethics	8-K	000-53166	14	April 23, 2012

21	Subsidiary of the Registrant.	S-1	333-184625	21	October 26, 2012

23.1	Consent of EKS&H LLLP					X

23.2	Consent of Berman & Company, P.A.	10-K	000-53166	23.2	April 1, 2013

24.1	Power of Attorney (included on the signature page hereof).					X

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	INS XBRL Instance Document.	10-K	000-53166	101.INS	April 1, 2013

101.SCH	SCH XBRL Schema Document.	10-K	000-53166	101.SCH	April 1, 2013

101.CAL	CAL XBRL Calculation Linkbase Document.	10-K	000-53166	101.CAL	April 1, 2013

101.DEF	DEF XBRL Definition Linkbase Document.	10-K	000-53166	101.DEF	April 1, 2013

101.LAB	LAB XBRL Label Linkbase Document.	10-K	000-53166	101.LAB	April 1, 2013

101.PRE	PRE XBRL Presentation Linkbase Document.	10-K	000-53166	101.PRE	April 1, 2013