Form 10-K/A
period 2013-12-31
MusclePharm Corp
filed 2014-10-31
CIK 1415684

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Aggregate market value of the voting common stock held by non-affiliates of the registrant at June 30, 2013: $54,522,921

Number of shares of the registrant’s common stock outstanding at March 28, 2014: 10,349,912

DOCUMENTS INCORPORATED BY REFERENCE:

None.

Explanatory Note

MusclePharm Corporation (the “Company”, “we” or “us”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the year ended December 31, 2013, originally filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2014 (the “Original Filing”) to include revised information required by Item 11 of Part III of Form 10-K, in particular the “Other Compensation” column which is a part of the “Summary Compensation Table for 2013” section and include revised information required by Item 13 of Part III of Form 10-K, in particular the “Other Agreements” section.

As previously disclosed in the Company’s Current Report on Form 8-K filed on September 30, 2013 following requests for information received by the Company from the Denver Regional Office of the SEC (the “Staff”), the Company undertook to review, under the guidance of the Audit Committee, its disclosures related to compensation, benefits and perquisites in several of its prior Annual Reports on Form 10-K.  The Company has provided information to the Staff in response to its inquiries.  In the process of reviewing its records and preparing such submissions, the Company has determined to revise its previously filed compensation disclosure for the Fiscal Years ended December 31, 2010, 2011, 2012 and 2013 ("Fiscal Years 2010 - 2013").  The Company determined that it improperly excluded certain items that should have been reported in the Summary Compensation Tables under Item 402(b) of Regulation S-K in the Company’s Annual Reports for the Fiscal Years ended December 31, 2010 – 2013.  The Company is filing this amendment to Form 10-K for the year ended 2013 (which adjusts information in the Summary Compensation Tables in Item 3 as disclosed for the Fiscal Years 2010-2013) to revise certain non-financial statement disclosures in the Summary Compensation Tables for Fiscal Years 2010 –2013. This amendment does not include a restatement of the audited financial statements of the Company.

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

Item 8. Consolidated Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of independent registered public accounting firm
Consolidated balance sheets at December 31, 2013 and 2012
Consolidated statements of operations and comprehensive income for the years ended December 31, 2013 and 2012
Consolidated statements of stockholders' equity (deficit) for the years ended December 31, 2013 and 2012
Consolidated statements of cash flows for the years ended December 31, 2013 and 2012
Notes to the consolidated financial statements

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

MusclePharm Corporation and Subsidiary

Consolidated Statement of Stockholders’ Equity

Years ended December 31, 2013 and 2012

			Series C		Series D
	Series B		Convertible		Convertible				Additional				Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid	Treasury	Accumulated	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	In Capital	Stock	Deficit	Translation	Deficit/Equity
Balance - December 31, 2011	51	-	190	-	-	-	712,860	713	32,184,756	-	(45,156,681)	-	(12,971,212)

Issuance of common and preferred stock:
Conversion of preferred shares	-	-	(190)	-	-	-	22,353	22	614,962	-	-	-	614,984
Conversion of secured/unsecured debt	-	-	-	-	-	-	290,961	290	1,420,132	-	-	-	1,420,422
Cash	-	-	-	-	-	-	199,422	199	1,660,561	-	-	-	1,660,760
Interest	-	-	-	-	-	-	58,945	58	334,040	-	-	-	334,098
Services - third parties	-	-	-	-	-	-	113,740	113	1,107,605	-	-	-	1,107,718
Executive/board compensation	-	-	-	-	-	-	431,034	431	4,686,083	-	-	-	4,686,514
Warrant conversions/settlements	-	-	-	-	-	-	853,082	853	7,294,914	-	-	-	7,295,767
Forbearance of agreement terms	-	-	-	-	-	-	95,528	95	1,239,939	-	-	-	1,240,034
Treasury shares purchased	-	-	-	-	-	-	(31,096)	-	-	(460,978)	-	-	(460,978)
Additional shares from roundup of split shares	-	-	-	-	-	-	479	4	(4)	-	-	-	-
Accrued stock compensation expenses for shares not yet issued	-	-	-	-	-	-	-	-	149,966	-	-	-	149,966
Reclassification of derivative liability to additional paid in capital	-	-	-	-	-	-	-	-	4,124,387	-	-	-	4,124,387
Translation gain/loss	-	-	-	-	-	-	-	-	-	-		(7,917)	(7,917)
Net loss	-	-	-	-	-	-	-	-	-	-	(18,952,795)	-	(18,952,795)

Balance - December 31, 2012	51	$-	-	$-	-		2,747,308	$2,778	$54,817,341	$(460,978)	$(64,109,476)	$(7,917)	$(9,758,252)

Issuance of common and preferred stock:
Issuance of preferred shares	-	-	-	-	1,500,000	1,500	-	-	11,998,500	-	-	-	12,000,000
Reclassification of derivative liability to APIC for conversion of Series D preferred shares	-	-	-	-	(1,368,500)	(1,368)	2,737,000	2,737	11,822,464	-	-	-	11,823,833
Reclassification of derivative liability to APIC for contract settlement	-	-	-	-	-	-	13,630	14	155,159	-	-	-	155,173
Issuance of common stock and warrants	-	-	-	-	-	-	1,191,332	1,192	10,558,141	-	-	-	10,559,333
Contract settlement	-	-	-	-	-	-	25,000	25	255,668	-	-	-	255,693
Services - third parties	-	-	-	-	-	-	2,178,881	2,179	19,800,430	-	-	-	19,802,609
Executive/board compensation	-	-	-	-	-	-	284,164	284	2,641,720	-	-	-	2,642,004
Retirement of Series B Preferred Stock	(51)	-	-	-	-	-	-	-	-	-	-	-	-
Treasury shares purchased	-	-	-	-	-	-	(138,825)	-	-	(1,037,320)	-	-	(1,037,320)
Employee stock awards	-	-	-	-	-	-	51,000	51	561,459	-	-	-	561,510
Reduction of paid in capital attributable to value of conversion options on Series D offering	-	-	-	-	-	-	-	-	(8,175,459)	-	-	-	(8,175,459)
Reduction in paid in capital for stock issuance costs	-	-	-	-	-	-	-	-	(1,394,692)	-	-	-	(1,394,692)
Accrued stock compensation expenses for shares not yet issued	-	-	-	-	-	-	-	-	24,170	-	-	-	24,170
Translation gain/loss	-	-	-	-	-	-	-	-	-	-	-	(6,125)	(6,125)
Net loss	-	-	-	-	-	-	-	-	-	-	(17,717,941)	-	(17,717,941)

Balance - December 31, 2013	-	$-	-	$-	131,500	$132	9,089,490	$9,260	$103,064,901	$(1,498,298)	$(81,827,417)	$(14,042)	$19,734,536

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

MusclePharm Corporation and Subsidiary Notes to Consolidated Financial Statements December 31, 2013 and 2012

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

MusclePharm Corporation and Subsidiary Notes to Consolidated Financial Statements December 31, 2013 and 2012

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

MusclePharm Corporation and Subsidiary Notes to Consolidated Financial Statements December 31, 2013 and 2012

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

MusclePharm Corporation and Subsidiary Notes to Consolidated Financial Statements December 31, 2013 and 2012

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

MusclePharm Corporation and Subsidiary Notes to Consolidated Financial Statements December 31, 2013 and 2012

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

MusclePharm Corporation and Subsidiary Notes to Consolidated Financial Statements December 31, 2013 and 2012

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

MusclePharm Corporation and Subsidiary Notes to Consolidated Financial Statements December 31, 2013 and 2012

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

MusclePharm Corporation and Subsidiary Notes to Consolidated Financial Statements December 31, 2013 and 2012

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

MusclePharm Corporation and Subsidiary Notes to Consolidated Financial Statements December 31, 2013 and 2012

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

MusclePharm Corporation and Subsidiary Notes to Consolidated Financial Statements December 31, 2013 and 2012

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

MusclePharm Corporation and Subsidiary Notes to Consolidated Financial Statements December 31, 2013 and 2012

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
		$519,950

MusclePharm Corporation and Subsidiary Notes to Consolidated Financial Statements December 31, 2013 and 2012

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

MusclePharm Corporation and Subsidiary Notes to Consolidated Financial Statements December 31, 2013 and 2012

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

MusclePharm Corporation and Subsidiary Notes to Consolidated Financial Statements December 31, 2013 and 2012

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

MusclePharm Corporation and Subsidiary Notes to Consolidated Financial Statements December 31, 2013 and 2012

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

MusclePharm Corporation and Subsidiary Notes to Consolidated Financial Statements December 31, 2013 and 2012

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

MusclePharm Corporation and Subsidiary Notes to Consolidated Financial Statements December 31, 2013 and 2012

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

MusclePharm Corporation and Subsidiary Notes to Consolidated Financial Statements December 31, 2013 and 2012

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

MusclePharm Corporation and Subsidiary Notes to Consolidated Financial Statements December 31, 2013 and 2012

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

MusclePharm Corporation and Subsidiary Notes to Consolidated Financial Statements December 31, 2013 and 2012

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

MusclePharm Corporation and Subsidiary Notes to Consolidated Financial Statements December 31, 2013 and 2012

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

MusclePharm Corporation and Subsidiary Notes to Consolidated Financial Statements December 31, 2013 and 2012

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

MusclePharm Corporation and Subsidiary Notes to Consolidated Financial Statements December 31, 2013 and 2012

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

Involvement in Certain Legal Proceedings

Except as outlined below, to our knowledge, during the past ten (10) years, none of our directors, executive officers, promoters, control persons, or nominees has been:

•	the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•	subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

•	found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law

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

Item 11. Executive Compensation

Summary Compensation Table for 2013 (as amended)

The following summary compensation tables sets forth all compensation awarded to, earned by, or paid to each person serving as a named executive officer of the Company during the year ended December 31, 2013.

									As Amended		As Amended
Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards (1) ($)		Option Awards (1) ($)	All Other Compensation ($)**		Total ($)

Bradley J. Pyatt	2013	250,000		260,000		3,853,500	(4)	-	99,042	(7)	4,462,542
Chief Executive Officer and President	2012	322,022		160,000	(16)			-	105,984	(8)	588,006
	2011	250,000		140,099	(2)	1,555,921	(2)(3)	-	66,000	(9)	2,012,020

L. Gary Davis	2013	175,000		235,000		2,202,000	(4)	-	11,953	(7)	2,623,953
Chief Financial Officer	2012	65,000		75,000		204,500	(5)	-	390	(8)	344,890

Richard F. Estalella(10)	2013	163,000		250,000		1,101,000	(4)		32,763	(7)	1,546,763
Chief Operating Officer						-		-	-

Sydney R. Rollock(11)	2013	41,667		35,160		-		-	11,498	(7)	88,325
Chief Marketing and Sales Officer								-

Cory J. Gregory	2013	150,000		160,000		1,651,500	(4)	-	16,713	(7)	1,978,213
Executive Vice President of Brand	2012	201,796		130,000		-		-	43,190	(8)	374,986
Awareness and Social Media	2011	150,000		140,099	(2)	1,555,921	(2)(3)	-	38,615	(9)	1,884,536

Jeremy R. DeLuca	2013	225,000		225,000		2,477,250	(4)	-	28,819	(7)	2,956,069
Executive Vice President and Chief	2012	187,500		130,000		-		-	60,331	(8)	352,399
Marketing Officer (former)(12)	2011	65,833		140,099	(2)	1,555,921	(2)(3)	-	19,277	(9)	1,781,130

John H. Bluher	2013	366,379	(6)	158,750		1,651,500	(4)	-	4,443	(7)	2,181,072
Executive Vice President (former)(13)	2012	182,292		130,000		245,400	(5)	-	13,300	(8)	570,992
	2011	36,458		50,000		-		-	965	9)	87,423

Larry S. Meer(14)	2012	120,000		31,797		-		-	6,146	(8)	157,943
Chief Financial Officer and Treasurer	2011	74,400				-		-	15,661	(9)	90,061

Leonard Armenta (15)	2011	86,400		-		-		-	19,877	(9)	106,277
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

(5)	Reflects the full grant date fair value of restricted stock unit award granted in 2012 calculated in accordance with FASB ASC Topic 718 based on the closing price of the common stock of $3.48 (after adjustment for the reverse split of 1-for-850) on the date of grant
(6)	Effective October 15, 2013, Mr. Bluher resigned his position with the Company, but continued to serve on the Company’s Board of Directors through December 31, 2013. The amounts in the above table represent full year amounts paid to him including any severance compensation.
(7)	Amounts under "All Other Compensation" for 2013 include the following Company 401(k) matching contributions, life insurance premiums paid by the Company on behalf of the executive officers and perquisites:

	Pyatt ($)	Davis ($)	Estalelle($)	Rollock ($)	Gregory($)	Deluca ($)	Bluher ($)
Company 401(k) Matching Contributions	14,566	2,250	-	-	-	5,079	2,500
Apparel and Products (a)	11,923	5,300	3,633	1,342	5,437	300	300
Automobile Expenses (b)	5,433	1,250	1,250	1,000	6,715	6,000	-
Club Fees and Expenses (c)	32,927	-	-	-	-	7,992	-
Life Insurance Premiums	363	182	182	91	110	182	182
Meals and Entertainment (d)	750	-	-	-	966	2,000	-
Retreat Attendance (e)	7,708	2,724	893	-	3,196	2,571	-
Personal Travel (f)	573	38	96	-	78	1,694	1,000
Phone (g)	3,599	208	1,109	125	211	3,000	461
Relocation (h)	-	-	25,600	8,940	-	-	-
Miscellaneous (i)	21,200	-	-	-	-	-	-
TOTAL	99,042	11,953	32,763	11,498	16,713	28,819	4,443

(a)          These amounts include payments by the Company for apparel and Company and competitor products for the executive officers. The Company provides the executives with Company and competitor products at Company expense for purposes of evaluation and comparison. For Mr. Pyatt, the amount includes payments by the Company for apparel, luggage and jewelry.

(b)          We provided an automobile allowance for Mr. Davis, Mr. Estalella, Mr. Rollock, Mr. Gregory and Mr. Deluca and the use of a Company car for Mr. Pyatt. For the Company car provided to Mr. Pyatt, the Company insures the car under its insurance programs, pays all registration, license, taxes and other fees on the car, pays for all repairs and reimburses Mr. Pyatt for all gas and maintenance costs on the car. The amount disclosed for Mr. Pyatt represents that portion of the total annual cost to the Company for the automobile provided to Mr. Pyatt attributable to his personal use.

(c)          Represents payments for club memberships for Mr. Pyatt and Mr. Deluca, including monthly dues, golf guest fees, meals and entertainment costs at the clubs and other personal expenses incurred by the executive officers at the clubs, including apparel. The $32,927 paid on behalf of Mr. Pyatt for 2013 represents $4,968 in monthly dues, $10,329 in meals and entertainment expenses incurred at the clubs, $6,754 in equipment and golf bags for athletes, $3,075 in guest fees for golf, and $7,081 in miscellaneous club charges, including apparel, golf equipment and other miscellaneous charges. The $7,992 paid on behalf of Mr. Deluca for 2013 represents $3,000 in initiation fees, $3,408 in annual dues and $1,584 in meals, entertainment, guest fees and other miscellaneous charges. Of the meals, guest fees, equipment and entertainment expenses paid for on behalf of Mr. Pyatt and Mr. Deluca, the Company believes a portion of those expenses represented business-related expenditures. However, because of our inability to quantify with certainty the portion of these expenses that were for personal use, we have included all of such expenses paid by the Company as perquisites in the table.

(d)          Represents meals, entertainment, event tickets and other incidental expenses (such as parking) paid in connection with the executive officers' or his spouse's participation in community and business entertainment functions. The Company believes a portion of these expenses represented business-related expenditures. However, because of our inability to quantify with certainty the portion of these expenses that were for personal use, we have included all of such expenses paid by the Company for which we cannot verify a business purpose as perquisites in the table. Because of the sports-oriented nature of the business, it is important for executives to attend a wide variety of sporting events. In addition to events for which we purchase tickets to facilitate attendance by our executives and their spouses, we also provide our executives and/or their spouses with event tickets that are provided to the Company [free of charge] through its various sponsorship relationships in order to facilitate the Company’s business interests and the executives' role as Company representatives at events related to the Company's business and sponsorship and athlete relationships. There is typically no incremental cost to the Company of providing these tickets. Where there was an incremental cost to the Company of the executive's or the spouse's attendance, we have included the cost of such tickets in this total.

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

(e)          Spouses (and, with respect to Mr. Pyatt, his children and their caregiver) were invited to attend a Board of Directors and executive retreat in Dana Point, California. These amounts include airfare for spouses, hotel expenses for Mr. Pyatt's children and caregiver, hotel expenses for extra nights stayed by the executives following the retreat, charges for upgrades to premium room categories, meals and entertainment expenses during the retreat for the executives and their family members, and leisure activities during the retreat for the executives and their spouses (including golf and spa expenses). The cost of air travel attributed to each executive's spouse was calculated based on the price per airline ticket. All such travel was on commercial airlines.

(f)          During 2013 we made numerous payments on behalf of the executive officers for travel, for which we cannot verify a business purpose. Because of our inability to quantify with certainty the portion of these travel expenses that were for personal use, we have included all such travel expenses paid by the Company for which we cannot verify a business purpose as perquisites in the table. These amounts include airfare for the executive and/or his spouse, cost for airline upgrades, hotel expenses, meals, entertainment and leisure activities for the executive and/or his spouse and luggage charges during trips taken during 2013. The cost of air travel was calculated based on the price per airline ticket and all air travel was on commercial airlines.

(g)          Represents payments for cellular phone monthly fees and usage costs for the executive (or, with respect to Mr. Pyatt and Mr. Bluher, their spouses) and cost of replacement cellular phones.

(h)          Represents relocation expenses, including air travel, house hunting, temporary housing and moving expenses.

(i)          This amount represents the amount paid by the Company to a reputation management firm on behalf of Mr. Pyatt.

(8)	Amounts under "All Other Compensation" for 2012 include the following Company 401(k) matching contributions, life insurance premiums paid by the Company on behalf of the executive officers and perquisites:

	Pyatt ($)	Davis ($)	Bluher ($)	Deluca ($)	Gregory ($)	Meer ($)
Company 401(k) Matching Contributions	10,667	-	6,683	5,750	1,333	2,700
Apparel and Products (a)	609	300	300	300	1,356	300
Automobile Expenses (b)	2,187	-	-	6,250	4,982	165
Club Fees and Expenses (c)	54,595	-	-	9,377	852	-
Healthcare Costs (d)	80	-	-	-	1,050	-
Life Insurance Premiums	360	90	180	180	180	360
Meals and Entertainment (e)	3,915	-	-	6,925	6,059	-
Phone (f)	-	-	3,695	3,125	-	-
Retreat Attendance (g)	5,031	-	2,442	6,261	5,650	2,621
Personal Travel (h)	13,015	-	-	22,163	21,728	-
Miscellaneous (i)	15,525	-	-	-	-	-
TOTAL	105,984	390	13,300	60,331	43,190	6,146

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

(9)	Amounts under "All Other Compensation" for 2011 include the following life insurance premiums paid by the Company on behalf of the executive officers and perquisites:

	Pyatt ($)	Meer ($)	Armenta ($)	Gregory ($)	Deluca ($)	Bluher ($)
Apparel and Products (a)	4,226	800	1,032	748	300	300
Automobile Expenses (b)	11,935	12,000	-	1,786	750	-
Club Fees and Expenses (c)	17,188	-	-	-	-	-
Health Expenses (d)	3,378	462	-	11,890	-	-
Life Insurance Premiums	360	360	360	180	180	180
Meals and Entertainment (e)	6,342	-	-	675	1,125	-
Personal Travel (f)	10,401	-	-	18,657	16,062	-
Phone (g)	-	1,554	-	1,314	375	-
Professional Fees (h)	8,000	-	-	1,000	-	-
Severance (i)	-	-	18,000	-	-	-
Gifts (j)	485	485	485	2,365	485	485
Miscellaneous (k)	3,685	-	-	-	-	-
TOTAL	66,000	15,661	19,877	38,615	19,277	965

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

(10)	Mr. Estalella was initially appointed to his position as the Company’s Chief Operating Officer on April 29, 2013.
(11)	Mr. Rollock was initially appointed to his position as the Company’s Chief Marketing and Sales Officer on October 16, 2013.
(12)	Effective 8/6/2013 Mr. DeLuca was no longer a named executive officer of the Company and his title was changed from Executive Vice President and Chief Marketing Officer to President of Sales and Marketing. Mr. DeLuca reports to Sydney Rollock, Chief Marketing Officer and Sales Officer. Amounts in the above table represent full year amount for salary, bonus, and stock awards. The amounts in Other Compensation in 2013 were prorated for the period of time that he was a named executive officer.
(13)	Effective October 15, 2013, Mr. Bluher resigned his position with the Company, but continued to serve on the Company’s Board of Directors through December 31, 2013. The amounts in the above table represent full year amounts paid to him including any severance compensation.
(14)	Effective July 3, 2012, Mr. Meer resigned his position as Chief Financial Officer with the Company.
(15)	Effective September 16, 2011, Mr. Armenta resigned his position with the Company.
(16)	Included in the $160,000 bonus for Mr. Pyatt is $9,696 that was previously recorded as an Other Receivable.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

		Incorporated by Reference
Exhibit No.	Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith	Furnished Herewith

2.1	Agreement Concerning the Exchange of Securities by and Among Tone in Twenty and Muscle Pharm, LLC and the Security Holders of Muscle Pharm, LLC, dated February 1, 2010.	8-K	000-53166	2.1	February 2, 2010

3.1	Articles of Incorporation of MusclePharm Corporation (successor to Tone In Twenty).	SB-2	333-147111	3.1	November 2, 2007

3.2	Bylaws of MusclePharm Corporation (successor to Tone In Twenty). (Amended on March 1, 2010 to change fiscal year end to December 31 – set forth on Form 8-K filed on 03-03-2010.)	SB-2	333-147111	3.2	November 2, 2007

3.3	Amendment to the Articles of Incorporation.	SB-2	333-147111	3.3	November 2, 2007

3.4	Amendment to the Articles of Incorporation	8-K	000-53166	3.3	February 24, 2010

3.5	Certificate of Designation relating to the Series A Convertible Preferred Stock.	8-K	000-53166	3.4	February 24, 2010

3.6	Amendment to the Articles of Incorporation.	10-Q	000-53166	3.1	May 23, 2011

3.7	Certificate of Designation of Series B Convertible Preferred Stock.	10-Q	000-53166	3.1	August 16, 2011

3.8	Certificate of Designation of Series C Convertible Preferred Stock.	8-K	000-53166	3.1	November 4, 2011

3.9	Amendment to the Articles of Incorporation.	8-K	000-53166	3.1	November 23, 2011

3.10	Amendment to the Articles of Incorporation.	8-K	000-53166	3.1	January 27, 2012

3.11	Amendment to the Articles of Incorporation.	8-K	000-53166	3.1	March 30, 2012

3.12	Certificate of Change.	8-K	000-53166	3.1	November 28, 2012

3.13	Certificate of Amendment to Articles of Incorporation.	8-K	000-53166	3.2	November 28, 2012

3.14	Form of Certificate of Designation of Series D Convertible Preferred Stock.	S-1/A	333-184625	3.14	December 31, 2012

3.15	Certificate of Correction.	S-1/A	333-184625	3.15	December 26, 2012

4.1	Specimen of certificate for MusclePharm Corporation Series D Convertible Preferred Stock.	8-K	000-53166	4.1	January 28, 2013

4.2	Specimen of certificate for MusclePharm Corporation Common Stock.	S-1/A	333-184625	4.4	December 28, 2012

4.3	Form of Promissory Note, dated July 13, 2012, issued by MusclePharm Corporation in favor of TCA Global Credit Master Fund LP.	8-K	000-53166	4.1	July 20, 2012

4.4	Form of Promissory Note.	8-K	000-53166	4.2	December 10, 2012

10.1	Purchasing Agreement with General Nutrition Corporation dated December 16, 2009.	8-K	000-53166	10.2	February 24, 2010

10.2	Order Approving Stipulation for Settlement of Claim, dated December 8, 2010, between MusclePharm Corporation and Socius CG II, Ltd.	8-K	000-53166	10.1	December 9, 2010

10.3	Endorsement Agreement, dated July 20, 2011, between MusclePharm Corporation and Michael Vick, individually.	8-K	000-53166	10.1	July 22, 2011

10.4	Convertible Promissory Note between MusclePharm Corporation and Brad J. Pyatt, dated November 18, 2010.	S-1/A	333-176771	4.2	September 27, 2011

10.5	Convertible Promissory Note between MusclePharm Corporation and Brad J. Pyatt, dated November 23, 2010.	S-1/A	333-176771	4.3	September 27, 2011

10.6	Amended and Restated Employment Agreement, dated November 14, 2011, between MusclePharm Corporation and Brad J. Pyatt.	10-Q	000-53166	10.6	November 14, 2011

10.7	Amended and Restated Employment Agreement, dated November 14, 2011, between MusclePharm Corporation and Cory J. Gregory.	10-Q	000-53166	10.7	November 14, 2011

10.8	Employment Agreement, dated September 15, 2011, by and between MusclePharm Corporation and John H. Bluher.	10-Q	000-53166	10.4	November 14, 2011

10.9	Employment Agreement, dated November 14, 2011, by and between MusclePharm Corporation and Jeremy R. DeLuca.	10-Q	000-53166	10.5	November 14, 2011

10.10	Securities Purchase Agreement, dated July 10, 2012, between MusclePharm Corporation and Subscribers set forth therein.	8-K	000-53166	10.1	July 19, 2012

10.11	Consulting Agreement, dated July 12, 2012, between MusclePharm Corporation and Melechdavid, Inc.	8-K	000-53166	10.2	July 19, 2012

10.12	Consulting Agreement, dated July 12, 2012, between MusclePharm Corporation and GRQ Consultants, Inc.	8-K	000-53166	10.3	July 19, 2012

10.13	Form of Committed Equity Facility Agreement, dated July 13, 2012, between MusclePharm Corporation and TCA Global Credit Master Fund LP.	8-K	000-53166	10.1	July 20, 2012

10.14	Form of Registration Rights Agreement, dated July 13, 2012, between MusclePharm Corporation and TCA Global Credit Master Fund LP.	8-K	000-53166	10.1	July 20, 2012

10.15	Form of Security Agreement, dated July 13, 2012, between MusclePharm Corporation and TCA Global Credit Master Fund LP.	8-K	000-53166	10.1	July 20, 2012

10.16	Form of Indemnification Agreement.	8-K	000-53166	10.1	August 27, 2012

10.17	Amended and Restated Employment Agreement, dated October 18, 2012, between MusclePharm Corporation and Brad J. Pyatt.	8-K	000-53166	10.1	October 23, 2012

10.18	Employment Agreement, dated October 18, 2012, between MusclePharm Corporation and L. Gary Davis.	8-K	000-53166	10.2	October 23, 2012

10.19	Amended and Restated Employment Agreement, dated October 18, 2012, between MusclePharm Corporation and John H. Bluher.	8-K	000-53166	10.3	October 23, 2012

10.20	Amended and Restated Employment Agreement, dated October 18, 2012, between MusclePharm Corporation and Jeremy R. DeLuca.	8-K	000-53166	10.4	October 23, 2012

10.21	Amended and Restated Employment Agreement, dated October 18, 2012, between MusclePharm Corporation and Cory J. Gregory.	8-K	000-53166	10.5	October 23, 2012

10.22	Form of Restricted Stock Unit Award.	8-K	000-53166	10.1	November 21, 2012

10.23	Subscription Agreement dated November 30, 2012 between MusclePharm Corporation and the subscribers listed therein.	8-K	000-53166	10.1	December 10, 2012

10.24	Form of Escrow Agreement.	POS AM	333-184625	10.24	January 8, 2013

10.25	Form of Subscription Agreement.	8-K	000-53166	10.1	January 28, 2013

10.26	Subscription Agreement	8-K	000-53166	10.1	March 27, 2013

10.27	Registration Rights Agreement	8-K	000-53166	10.2	March 27, 2013

10.28	First Amendment to the Melechdavid Consulting Agreement	8-K	000-53166	10.1	April, 5, 2013

10.29	First Amendment to the GRQ Consulting Agreement	8-K	000-53166	10.2	April 5, 2013

10.30	Form of Endorsement Licensing and Co-Branding Agreement (1)	8-K	000-531666	10.1	August 1, 2013

10.31	Asset Purchase Agreement	8-K	000-531666	10.1	November 13, 2013

10.32	Employment Agreement, dated September 30, 2013, between MusclePharm Corporation and Richard Estalella.	8-K	000-531666	10.1	October 3, 2013

10.33	Securities Purchase Agreement	8-K	000-531666	10.1	August 30, 2013

10.34	Form of Note	8-K	000-531666	10.2	August 30, 2013

10.35	Form of Warrant	8-K	000-531666	10.3	August 30, 2013

10.36	Security Agreement Letter	8-K	000-531666	10.4	August 30, 2013

10.37	Vendor Agreement, dated December 3, 2010, between MuslcePharm Corporation and Bodybuilding.com, LLC.	10-K	000-53166	10.37	March 31, 2014

10.38	Endorsement Licensing and Co-Branding Agreement, dated July 26, 2013, by and among MusclePharm Corporation, Marine MP, LLC, and Fitness Publications, Inc. (1)	10-K	000-53166	10.38	March 31, 2014

14.1	Code of Ethics	8-K	000-53166	14	April 23, 2012

21	Subsidiaries of the Registrant	10-K	000-53166	21	March 31, 2014

24.1	Power of Attorney (included on the signature page hereof).					X

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	INS XBRL Instance Document.	10-K	000-53166	101.INS	March 31, 2014

101.SCH	SCH XBRL Schema Document.	10-K	000-53166	101.SCH	March 31, 2014

101.CAL	CAL XBRL Calculation Linkbase Document.	10-K	000-53166	101.CAL	March 31, 2014

101.DEF	DEF XBRL Definition Linkbase Document.	10-K	000-53166	101.DEF	March 31, 2014

101.LAB	LAB XBRL Label Linkbase Document.	10-K	000-53166	101.LAB	March 31, 2014

101.PRE	PRE XBRL Presentation Linkbase Document.	10-K	000-53166	101.PRE	March 31, 2014

(1)	An application for confidential treatment was submitted to the Securities and Exchange Commission in October 2013 with regards to the Endorsement Licensing and Co-Branding Agreement entered into among the Company, Marine MP, LLC and Fitness Publications, Inc. The attached Form represents such confidential treatment.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MUSCLEPHARM CORPORATION (the “Registrant”)

Dated: October 31, 2014	By:	/s/ Brad J. Pyatt
Brad J. Pyatt, Chief Executive Officer and President

(Power of Attorney)

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints BRAD J. PYATT, his true and lawful attorney or attorney-in-fact and agent, with full power to act with or without the others with full power of substitution and resubstitution, to execute in his name, place and stead, in any and all capacities, any or all amendments to this annual report on Form 10-K/A for the year ended December 31, 2013, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent and each of them, full power and authority to do and perform in the name of and on behalf of the undersigned, in any and all capacities, each and every act and thing necessary or desirable to be done in and about the premises, to all intents and purposes and as fully as he might or could do in person, hereby ratifying, approving and confirming all that said attorney-in-fact and agent or their substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brad J. Pyatt	Principal Executive Officer and Director	October 31, 2014
Brad J. Pyatt

/s/ Donald W. Prosser	Principal Financial Officer and	October 31, 2014
Donald W. Prosser	Principal Accounting Officer

/s/ Richard F. Estalella	Chief Operating Officer and Director	October 31, 2014
Richard F. Estalella

/s/ Michael J. Doron	Director	October 31, 2014
Michael J. Doron
/s/ Daniel J. McClory	Director	October 31, 2014
James J. Greenwell

/s/ Gregory Macosko	Director	October 31, 2014
Gregory Macosko

/s/ Andrew Lupo	Director	October 31, 2014
Andrew Lupo

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith	Furnished Herewith

2.1	Agreement Concerning the Exchange of Securities by and Among Tone in Twenty and Muscle Pharm, LLC and the Security Holders of Muscle Pharm, LLC, dated February 1, 2010.	8-K	000-53166	2.1	February 2, 2010

3.1	Articles of Incorporation of MusclePharm Corporation (successor to Tone In Twenty).	SB-2	333-147111	3.1	November 2, 2007

3.2	Bylaws of MusclePharm Corporation (successor to Tone In Twenty). (Amended on March 1, 2010 to change fiscal year end to December 31 – set forth on Form 8-K filed on 03-03-2010.)	SB-2	333-147111	3.2	November 2, 2007

3.3	Amendment to the Articles of Incorporation.	SB-2	333-147111	3.3	November 2, 2007

3.4	Amendment to the Articles of Incorporation	8-K	000-53166	3.3	February 24, 2010

3.5	Certificate of Designation relating to the Series A Convertible Preferred Stock.	8-K	000-53166	3.4	February 24, 2010

3.6	Amendment to the Articles of Incorporation.	10-Q	000-53166	3.1	May 23, 2011

3.7	Certificate of Designation of Series B Convertible Preferred Stock.	10-Q	000-53166	3.1	August 16, 2011

3.8	Certificate of Designation of Series C Convertible Preferred Stock.	8-K	000-53166	3.1	November 4, 2011

3.9	Amendment to the Articles of Incorporation.	8-K	000-53166	3.1	November 23, 2011

3.10	Amendment to the Articles of Incorporation.	8-K	000-53166	3.1	January 27, 2012

3.11	Amendment to the Articles of Incorporation.	8-K	000-53166	3.1	March 30, 2012

3.12	Certificate of Change.	8-K	000-53166	3.1	November 28, 2012

3.13	Certificate of Amendment to Articles of Incorporation.	8-K	000-53166	3.2	November 28, 2012

3.14	Form of Certificate of Designation of Series D Convertible Preferred Stock.	S-1/A	333-184625	3.14	December 31, 2012

3.15	Certificate of Correction.	S-1/A	333-184625	3.15	December 26, 2012

3.2	Bylaws of MusclePharm Corporation (successor to Tone In Twenty). (Amended on March 1, 2010 to change fiscal year end to December 31 – set forth on Form 8-K filed on 03-03-2010.)	SB-2	333-147111	3.2	November 2, 2007

4.1	Specimen of certificate for MusclePharm Corporation Series D Convertible Preferred Stock.	8-K	000-53166	4.1	January 28, 2013

4.2	Specimen of certificate for MusclePharm Corporation Common Stock.	S-1/A	333-184625	4.4	December 28, 2012

4.3	Form of Promissory Note, dated July 13, 2012, issued by MusclePharm Corporation in favor of TCA Global Credit Master Fund LP.	8-K	000-53166	4.1	July 20, 2012

4.4	Form of Promissory Note.	8-K	000-53166	4.2	December 10, 2012

10.1	Purchasing Agreement with General Nutrition Corporation dated December 16, 2009.	8-K	000-53166	10.2	February 24, 2010

10.2	Order Approving Stipulation for Settlement of Claim, dated December 8, 2010, between MusclePharm Corporation and Socius CG II, Ltd.	8-K	000-53166	10.1	December 9, 2010

10.3	Endorsement Agreement, dated July 20, 2011, between MusclePharm Corporation and Michael Vick, individually.	8-K	000-53166	10.1	July 22, 2011

10.4	Convertible Promissory Note between MusclePharm Corporation and Brad J. Pyatt, dated November 18, 2010.	S-1/A	333-176771	4.2	September 27, 2011

10.5	Convertible Promissory Note between MusclePharm Corporation and Brad J. Pyatt, dated November 23, 2010.	S-1/A	333-176771	4.3	September 27, 2011

10.6	Amended and Restated Employment Agreement, dated November 14, 2011, between MusclePharm Corporation and Brad J. Pyatt.	10-Q	000-53166	10.6	November 14, 2011

10.7	Amended and Restated Employment Agreement, dated November 14, 2011, between MusclePharm Corporation and Cory J. Gregory.	10-Q	000-53166	10.7	November 14, 2011

10.8	Employment Agreement, dated September 15, 2011, by and between MusclePharm Corporation and John H. Bluher.	10-Q	000-53166	10.4	November 14, 2011

10.9	Employment Agreement, dated November 14, 2011, by and between MusclePharm Corporation and Jeremy R. DeLuca.	10-Q	000-53166	10.5	November 14, 2011

10.10	Securities Purchase Agreement, dated July 10, 2012, between MusclePharm Corporation and Subscribers set forth therein.	8-K	000-53166	10.1	July 19, 2012

10.11	Consulting Agreement, dated July 12, 2012, between MusclePharm Corporation and Melechdavid, Inc.	8-K	000-53166	10.2	July 19, 2012

10.12	Consulting Agreement, dated July 12, 2012, between MusclePharm Corporation and GRQ Consultants, Inc.	8-K	000-53166	10.3	July 19, 2012

10.13	Form of Committed Equity Facility Agreement, dated July 13, 2012, between MusclePharm Corporation and TCA Global Credit Master Fund LP.	8-K	000-53166	10.1	July 20, 2012

10.14	Form of Registration Rights Agreement, dated July 13, 2012, between MusclePharm Corporation and TCA Global Credit Master Fund LP.	8-K	000-53166	10.1	July 20, 2012

10.15	Form of Security Agreement, dated July 13, 2012, between MusclePharm Corporation and TCA Global Credit Master Fund LP.	8-K	000-53166	10.1	July 20, 2012

10.16	Form of Indemnification Agreement.	8-K	000-53166	10.1	August 27, 2012

10.17	Amended and Restated Employment Agreement, dated October 18, 2012, between MusclePharm Corporation and Brad J. Pyatt.	8-K	000-53166	10.1	October 23, 2012

10.18	Employment Agreement, dated October 18, 2012, between MusclePharm Corporation and L. Gary Davis.	8-K	000-53166	10.2	October 23, 2012

10.19	Amended and Restated Employment Agreement, dated October 18, 2012, between MusclePharm Corporation and John H. Bluher.	8-K	000-53166	10.3	October 23, 2012

10.20	Amended and Restated Employment Agreement, dated October 18, 2012, between MusclePharm Corporation and Jeremy R. DeLuca.	8-K	000-53166	10.4	October 23, 2012

10.21	Amended and Restated Employment Agreement, dated October 18, 2012, between MusclePharm Corporation and Cory J. Gregory.	8-K	000-53166	10.5	October 23, 2012

10.22	Form of Restricted Stock Unit Award.	8-K	000-53166	10.1	November 21, 2012

10.23	Subscription Agreement dated November 30, 2012 between MusclePharm Corporation and the subscribers listed therein.	8-K	000-53166	10.1	December 10, 2012

10.24	Form of Escrow Agreement.	POS AM	333-184625	10.24	January 8, 2013

10.25	Form of Subscription Agreement.	8-K	000-53166	10.1	January 28, 2013

10.26	Subscription Agreement	8-K	000-53166	10.1	March 27, 2013

10.27	Registration Rights Agreement	8-K	000-53166	10.2	March 27, 2013

10.28	First Amendment to the Melechdavid Consulting Agreement	8-K	000-53166	10.1	April, 5, 2013

10.29	First Amendment to the GRQ Consulting Agreement	8-K	000-53166	10.2	April 5, 2013

10.30	Form of Endorsement Licensing and Co-Branding Agreement (1)	8-K	000-531666	10.1	August 1, 2013

10.31	Asset Purchase Agreement	8-K	000-531666	10.1	November 13, 2013

10.32	Employment Agreement, dated September 30, 2013, between MusclePharm Corporation and Richard Estalella.	8-K	000-531666	10.1	October 3, 2013

10.33	Securities Purchase Agreement	8-K	000-531666	10.1	August 30, 2013

10.34	Form of Note	8-K	000-531666	10.2	August 30, 2013

10.35	Form of Warrant	8-K	000-531666	10.3	August 30, 2013

10.36	Security Agreement Letter	8-K	000-531666	10.4	August 30, 2013

10.37	Vendor Agreement, dated December 3, 2010, between MuslcePharm Corporation and Bodybuilding.com, LLC.	10-K	000-53166	10.37	March 31, 2014

10.38	Endorsement Licensing and Co-Branding Agreement, dated July 26, 2013, by and among MusclePharm Corporation, Marine MP, LLC, and Fitness Publications, Inc. (1)	10-K	000-53166	10.38	March 31, 2014

14.1	Code of Ethics	8-K	000-53166	14	April 23, 2012

21	Subsidiaries of the Registrant	10-K	000-53166	21	March 31, 2014

24.1	Power of Attorney (included on the signature page hereof).					X

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	INS XBRL Instance Document.	10-K	000-53166	101.INS	March 31, 2014

101.SCH	SCH XBRL Schema Document.	10-K	000-53166	101.SCH	March 31, 2014

101.CAL	CAL XBRL Calculation Linkbase Document.	10-K	000-53166	101.CAL	March 31, 2014

101.DEF	DEF XBRL Definition Linkbase Document.	10-K	000-53166	101.DEF	March 31, 2014

101.LAB	LAB XBRL Label Linkbase Document.	10-K	000-53166	101.LAB	March 31, 2014

101.PRE	PRE XBRL Presentation Linkbase Document.	10-K	000-53166	101.PRE	March 31, 2014

(1)	An application for confidential treatment was submitted to the Securities and Exchange Commission in October 2013 with regards to the Endorsement Licensing and Co-Branding Agreement entered into among the Company, Marine MP, LLC and Fitness Publications, Inc. The attached Form represents such confidential treatment.

