Form 10-Q/A
period 2014-06-30
MusclePharm Corp
filed 2014-10-31
CIK 1415684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

The following is Amendment No. 1 to the Quarterly Report on Form 10-Q for the six months ended June 30, 2014 (the “Form 10-Q”) of MusclePharm Corporation. This Amendment No. 1 is being filed to reflect certain restatements of the Company’s consolidated financial statements for the three months ended June 30, 2014 and for the six months ended June 30, 2014 (see Note 16 of Notes to Consolidated Financial Statements) and to revise certain disclosures and presentations in other parts of the Form 10-Q to be consistent with the restated consolidated financial statements. We also evaluated our consideration on the effectiveness of our internal controls in Item 4. This Amendment amends and supplements Items 1, 2, and 4 of Part I. All other statements and provisions in the Form 10-Q have not been updated and remain unchanged.

2

MusclePharm Corporation

Form 10-Q/A – Quarterly Report

For the Quarter Ended June 30, 2014

MusclePharm Corporation

Consolidated Balance Sheets

	As Restated
	June 30, 2014	December 31, 2013
	(unaudited)
Assets
Current assets:
Cash	$3,768,840	$5,411,515
Cash – restricted	-	2,500,014
Investment in debt securities	-	259,715
Accounts receivable – net of allowance for doubtful accounts	19,197,544	13,741,180
Derivative instrument	-	119,248
Inventory – net	19,769,356	15,772,368
Prepaid giveaways	975,450	1,177,539
Prepaid stock compensation	3,018,940	3,023,717
Prepaid sponsorship and endorsement fees	151,892	1,145,161
Prepaid expenses	1,989,597	1,335,218
Other assets	333,240	40,805
Total current assets	49,204,859	44,526,480
Property and equipment – net	6,221,261	2,613,584
Intangible assets – net	6,732,532	155,165
Prepaid stock compensation	3,251,791	4,718,238
Other assets	179,632	144,229
Total assets	$65,590,075	$52,157,696
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$23,900,432	$26,605,588
Accrued liabilities	4,527,085	2,053,101
Line of credit	-	2,500,000
Notes payable	45,600	62,502
Derivative liabilities	-	1,147,330
Total current liabilities	28,473,117	32,368,521
Other long-term liabilities	366,378	54,639
Total liabilities	28,839,495	32,423,160
Commitments and Contingencies (Note 10)
Stockholders’ Equity:
Series D, Convertible Preferred Stock, $0.001 par value; 1,600,000 shares authorized; 1,500,000 shares issued; none and 131,500 shares issued and outstanding, respectively	-	132
Common Stock, $0.001 par value; 100,000,000 shares authorized; 10,782,833 and 9,259,411 shares issued, respectively; 10,612,912 and 9,089,490 shares issued and outstanding, respectively	10,783	9,260
Additional paid-in capital	118,259,128	103,064,901
Treasury stock at cost; 169,921 shares	(1,498,298)	(1,498,298)
Accumulated other comprehensive income (loss)	4,665	(14,042)
Accumulated deficit	(80,025,698)	(81,827,417)
Total stockholders’ equity	36,750,580	19,734,536
Total Liabilities and Stockholders’ Equity	$65,590,075	$52,157,696

The accompanying notes are an integral part of these unaudited consolidated finance statements.

MusclePharm Corporation

Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	As Restated		As Restated
	2014	2013	2014	2013
Sales - net	$46,739,987	$25,480,059	$96,949,441	$48,041,226
Cost of sales	31,093,224	17,566,718	63,429,609	31,963,124
Gross profit	15,646,763	7,913,341	33,519,832	16,078,102
Operating expenses:
Advertising and promotion	5,919,263	3,275,200	12,247,749	5,592,577
Salaries and benefits	5,777,488	1,563,909	11,144,295	2,812,368
Selling, general, and administrative	2,356,940	1,918,665	4,229,308	3,064,220
Research and development	1,163,883	169,231	2,260,829	259,361
Professional fees	1,292,517	3,727,267	2,077,090	7,811,986
Total operating expenses	16,510,091	10,654,272	31,959,271	19,540,512
Operating income (loss)	(863,328)	(2,740,931)	1,560,561	(3,462,410)
Other income (expense), net:
Derivative expense	-	-	-	(96,913)
Change in fair value of derivative liabilities	(110,289)	272,681	373,944	(5,771,963)
Gain on settlement of accounts payable	25,978	47,671	31,477	324,656
Interest expense	(17,015)	(1,125)	(56,388)	(781,445)
Foreign currency transaction loss	(4,390)	(104)	(34,496)	(5,714)
Loss on derivative instrument and debt security	-	-	(386,103)	-
Interest income	-	-	223,049	-
Other income, net	79,315	-	166,622	10,000
Total other income (expense), net	(26,401)	319,123	318,105	(6,321,379)
Net income (loss) before taxes	(889,729)	(2,421,808)	1,878,666	(9,783,789)
Provision for income taxes	(44,786)	-	(76,947)	-
Net income (loss)	$(934,515)	$(2,421,808)	$1,801,719	$(9,783,789)
Other comprehensive income (loss)
Net change in foreign currency translation	22,954	4,228	18,707	(1,841)
Total other comprehensive income (loss)	22,954	4,228	18,707	(1,841)
Total comprehensive income (loss)	$(911,561)	$(2,417,580)	$1,820,426	$(9,785,630)
Net income (loss) per share:
Basic	$(0.09)	$(0.34)	$0.17	$(1.72)
Diluted	$(0.09)	$(0.34)	$0.15	$(1.72)
Weighted average number of shares used in per share calculations - Basic	10,610,022	7,226,849	10,459,522	5,686,323
Weighted average number of shares used in per share calculations - Diluted	10,610,022	7,226,849	11,863,882	5,686,323

The accompanying notes are an integral part of these unaudited consolidated finance statements.

MusclePharm Corporation

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	As Restated
	2014	2013
Cash Flows From Operating Activities:
Net income (loss)	$1,801,719	$(9,783,789)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of property and equipment	646,673	333,383
Bad debt	140,155	105,271
Amortization of prepaid stock compensation	1,577,882	3,345,332
Amortization of prepaid sponsorships fees	3,468,227	1,834,922
Amortization of intangible assets	578,295	-
Stock-based compensation	4,466,876	74,366
Amortization of debt issuance costs	-	335,433
Accretion of conversion option on debt security	(222,140)	-
Gain on settlement of accounts payable	(31,477)	(324,656)
Loss on disposal of property and equipment	30,606	-
Derivative expense	-	96,913
Loss on sale of debt security and derivative instrument	386,103	-
Change in fair value of derivative liabilities	(373,944)	5,771,963
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(4,790,307)	(5,713,366)
Inventory	(3,155,989)	(170,254)
Prepaid giveaways	202,089	257,120
Prepaid assets	(3,114,827)	(2,410,550)
Other assets	235,105	(666,618)
Accounts payable	(2,664,980)	80,187
Accrued liabilities	1,074,592	1,660,385
Other long-term liabilities	285,230	-
Net Cash Provided by (Used in) Operating Activities	539,888	(5,173,958)

Cash Flows From Investing Activities:
Purchase of property and equipment	(2,401,182)	(307,760)
Change in restricted cash balance	2,500,014	9,148
Proceeds from sale of debt security	215,000	-
Proceeds from disposal of property and equipment	1,800	1,694
Purchase of trademark	-	(47,500)
Net Cash Provided by (Used In) Investing Activities	315,632	(344,418)

Cash Flows From Financing Activities:
Payment on line of credit	(2,500,000)	-
Payment on notes payable	(16,902)	(4,393,234)
Stock issuance costs	-	(1,662,667)
Proceeds from issuance of preferred stock	-	12,000,000
Proceeds from issuance of common stock and warrants	-	8,327,499
Repurchase of common stock (treasury stock)	-	(103,537)
Net Cash (Used In) Provided by Financing Activities	(2,516,902)	14,168,061

Effect of exchange rates on cash and cash equivalents	18,707	6,076

Net (decrease) increase in cash	(1,642,675)	8,655,761

Cash at beginning of period	5,411,515	-

Cash at end of period	$3,768,840	$8,655,761

Supplemental disclosures of cash flow information:
Cash paid for interest	$52,835	$410,502
Cash paid for taxes	$77,212	$-

Supplemental disclosure of non-cash investing and financing activities:
Stock issued for future services - third parties	$-	$4,409,897
Warrants issued in conjunction with equity issuances	$-	$8,175,459
Stock issued to settle accounts payable and accrued expenses– third parties	$-	$5,484,947
Stock issued for Biozone acquisition	$9,840,000	$-
Stock issued for board compensation	$115,358	$114,912
Reclassification of derivative liability to additional paid in capital	$773,386	$-
Capital leases	$26,509	$-

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

MusclePharm Corporation

Notes to Consolidated Financial Statements

(Unaudited)

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

MusclePharm Corporation

Notes to Consolidated Financial Statements

(Unaudited)

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

The Company uses the “treasury stock” method to determine whether there is a dilutive effect of outstanding option and warrant contracts. For the three months ended June 30, 2014, and the three and six months ended June 30, 2013 the Company reflected net loss and a dilutive net loss, and the effect of considering any common stock equivalents would have been anti-dilutive for the period. Therefore, separate computation of diluted earnings (loss) per share is not presented for the three months ended June 30, 2014 and the three and six months ended June 30, 2013.

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

The following is a reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the three and six months ended June 30, 2014 and 2013, respectively:

	Three months ended		Six months ended
	June 30,		June 30,
	As Restated		As Restated
	2014	2013	2014	2013
Net income (loss)	$(934,515)	$(2,421,808)	$1,801,719	$(9,783,789)

Weighted average number of common shares outstanding	10,610,022	7,226,849	10,459,522	5,686,323
Incremental shares from the assumed exercise of dilutive agreements	-	-	1,404,360	-
Diluted common shares outstanding	10,610,022	7,226,849	11,863,882	5,686,323

Earnings (loss) per shares – basic	$(0.09)	$(0.34)	$0.17	$(1.72)
Earnings (loss) per shares – diluted	$(0.09)	$(0.34)	$0.15	$(1.72)

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

MusclePharm Corporation

Notes to Consolidated Financial Statements

(Unaudited)

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

Three Months Ended June 30, 2013
			Combined
		BioZone	Before Pro			MusclePharm
	MusclePharm	Pharmaceuticals	Forma	Pro Forma		Corp.
	Corp.	Inc.	Adjustments	Adjustments		Pro Forma
Sales – net	$25,480,059	$1,801,600	$27,281,659	$-		$27,281,659
Net loss	(2,421,808)	(708,484)	(3,130,292)	(119,093	)(a)	(3,249,385)

Net loss per share – basic and diluted	$(0.34)	-	-	-		$(0.45)
Weighted average number of common shares used in per share calculations – basic and diluted	7,226,849	-	-	-		7,226,849

MusclePharm Corporation

Notes to Consolidated Financial Statements

(Unaudited)

Six Months Ended June 30, 2013
			Combined
		BioZone	Before Pro			MusclePharm
	MusclePharm	Pharmaceuticals	Forma	Pro Forma		Corp.
	Corp.	Inc.	Adjustments	Adjustments		Pro Forma
Sales – net	$48,041,226	$3,677,131	$51,718,357	$-		$51,718,357
Net loss	(9,783,789)	(1,820,351)	(11,604,140)	(247,400	)(a)	(11,851,540)

Net loss per share – basic and diluted	$(1.72)	-	-	-		$(2.08)
Weighted average number of common shares used in per share calculations – basic and diluted	5,686,323	-	-	-		5,686,323

(a)	Pro forma adjustment to eliminate historical seller depreciation expense and record depreciation and amortization expense resulting from the assets acquired.

The above unaudited pro forma results include adjustments for depreciation of property and equipment and amortization of acquired intangible assets. The unaudited pro forma information as presented above is for informational purposes only and is not necessarily indicative of results of operations that would have been achieved if the acquisition had taken place at the date identified.

Note 15: Intangible Assets

Intangible assets consist of the following:

	As of June 30, 2014
	Gross Assets	Accumulated Amortization	Net Assets	Weighted average amortization period (years)
Amortized intangible assets
Patents	$5,922,374	$(456,547)	$5,465,827	8.25
Trademarks	691,160	(69,281)	621,879	7.02
Customer relationships	629,607	(52,467)	577,140	5.51
	7,243,141	(578,295)	6,664,846

Indefinite lived intangible assets
Domain name	67,686	-	67,686	-
	67,686	-	67,686
Total intangible assets	$7,310,827	$(578,295)	$6,732,532

MusclePharm Corporation

Notes to Consolidated Financial Statements

(Unaudited)

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

Note 16: Restatement of June 30, 2014 Unaudited Consolidated Financial Statements

The unaudited consolidated balance sheet as of June 30, 2014 and unaudited consolidated statement of operations for the three months and six months ended June 30, 2014 as presented herein, have been restated from what was previously reported in the Company’s Form 10-Q for the quarterly period ended June 30, 2014 to correct for the recognition of a receivable of insurance reimbursement in relation to the SEC investigation. The Company has insurance coverage for the reimbursement of legal fees and expenses incurred by the Company in the course of complying with the ongoing SEC investigation as more fully described in Note 10. The Company estimated it would be eligible for reimbursement of these legal expenses under the insurance policies. Subsequent to the filing of Form 10-Q on August 4, 2014, the Company determined the previously mentioned insurance claim was not validated by the insurance carrier. The Company has been in ongoing discussions with the insurance carrier and specialized legal counsel regarding the requirements to validate the claim. As a result, the timing of collection of the insurance claim is unclear and the Company has reversed the other receivable of $1,342,843 previously recognized in the second quarter. The receivable balance consisted of fees and expenses incurred from January 1, 2014 through June 30, 2014 related to the SEC investigation. Of these fees and expenses, $358,671 and $984,172 was incurred in the first and second quarters of 2014, respectively. For the three and six months ended June 30, 2014, professional fees have been restated to be $1,292,517 and $2,077,090, respectively. The Company is continuing to pursue recovery of legal fees and expenses previously incurred and future related expenses. The total amounts incurred for the year ended December 31, 2013 and the six months ended June 30, 2014 is $1,168,838 and $1,342,843, respectively, or a total of $2,511,681.

The unaudited consolidated balance sheet as of June 30, 2014 as presented herein is restated to remove the other receivable in the amount of $1,342,843 from the current assets as of June 30, 2014.

MusclePharm Corporation

Notes to Consolidated Financial Statements

(Unaudited)

The following sets forth summarized unaudited consolidated balance sheet information on the effects of the restatements:

	As of June 30, 2014
	As Previously	As
	Reported	Restated
Current assets	$50,547,702	$49,204,859
Property and equipment - net	6,221,261	6,221,261
Intangible assets - net	6,732,532	6,732,532
Prepaid stock compensation	3,251,791	3,251,791
Other assets	179,632	179,632
	$66,932,918	$65,590,075
Current liabilities	28,473,117	28,473,117
Other long-term liabilities	366,378	366,378
Stockholders' equity	38,093,423	36,750,580
	$66,932,918	$65,590,075

The following sets forth summarized unaudited consolidated statement of operations information on the effects of the restatements:

	For the Six Months Ended
	June 30, 2014
	As Previously	As
	Reported	Restated
Sales - net	$96,949,441	$96,949,441
Cost of sales	63,429,609	63,429,609
Gross profit	33,519,832	33,519,832
Operating expenses	30,616,428	31,959,271
Operating income	2,903,404	1,560,561
Other income (expense)	318,105	318,105
Net income before taxes	3,221,509	1,878,666
Provision for income taxes	(76,947)	(76,947)
Net income	3,144,562	1,801,719
Other comprehensive income (expense)	18,707	18,707
Total other comprehensive income	$3,163,269	$1,820,426
Earnings (loss) per share
Net income per common share
Basic	$0.30	$0.17
Diluted	$0.27	$0.15
Weighted average number of shares used in per share calculations - Basic	10,459,522	10,459,522
Weighted average number of shares used in per share calculations - Diluted	11,863,882	11,863,882

MusclePharm Corporation

Notes to Consolidated Financial Statements

(Unaudited)

	For the Three Months Ended
	June 30, 2014
	As Previously	As
	Reported	Restated
Sales - net	$46,739,987	$46,739,987
Cost of sales	31,093,224	31,093,224
Gross profit	15,646,763	15,646,763
Operating expenses	15,167,248	16,510,091
Operating income	479,515	(863,328)
Other income (expense)	(26,401)	(26,401)
Net income (loss) before taxes	453,114	(889,729)
Provision for income taxes	(44,786)	(44,786)
Net income (loss)	408,328	(934,515)
Other comprehensive income (expense)	22,954	22,954
Total other comprehensive income (loss)	$431,282	$(911,561)
Earnings (loss) per share
Net income per common share
Basic	$0.04	$(0.09)
Diluted	$0.03	$(0.09)
Weighted average number of shares used in per share calculations - Basic	10,610,022	10,610,022
Weighted average number of shares used in per share calculations - Diluted	12,064,122	10,610,022

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

Results of Operations

For the Three Months Ended June 30, 2014 and 2013 (unaudited):

	Three Months Ended June 30, 2014
	As Restated
	2014	% of Net Sales	2013	% of Net Sales	Increase/ (Decrease)	% Change

Sales – net	$46,739,987		$25,480,059		$21,259,928	83.4%
Cost of sales	31,093,224	66.5%	17,566,718	68.9%	13,526,506	77.0%
Gross profit	15,646,763	33.5%	7,913,341	31.1%	7,733,422	97.7%
Operating expenses	16,510,091	35.3%	10,654,272	41.8%	5,855,819	55.0%
Income (loss) from operations	(863,328)	(1.8)%	(2,740,931)	(10.8)%	1,877,603	68.5%
Other income (expense) - net	(26,401)	(0.1)%	319,123	1.3%	(345,524)	(108.3)%
Net income (loss) before taxes	(889,729)	(1.9)%	(2,421,808)	(9.5)%	1,532,079	63.3%
Income tax provision	(44,786)	(0.1)%	-	0.0%	(44,786)	(100)%
Net income (loss) after taxes	$(934,515)	(2.0)%	$(2,421,808)	(9.5)%	$1,487,293	61.4%
Net income (loss) per share - basic	$(0.09)		$(0.34)
Net income (loss) per share - diluted	$(0.09)		$(0.34)
Weighted average number of shares used in per share calculations – basic	10,610,022		7,226,849
Weighted average number of shares used in per share calculations – diluted	10,610,022		7,226,849

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

Operating Expenses

Operating expenses for the three months ended June 30, 2014, increased to approximately $16.5 million, compared to $10.7 million, a 55% increase.

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

Professional fees decreased by $2.4 million from $3.7 million for the three months ended June 30, 2013 to $1.3 million for the three months ended June 30, 2014. The majority of the decrease in 2014 was due to consulting fees related to the recapitalization of the Company in 2013 of $3.0 million, which we did not have in 2014. Non-SEC related legal fees decreased $0.2 million and consulting fees decreased by $0.2 million.

The following table provides an overview of expense categories and percentage of net revenue:

	Three Months Ended June 30,
	As Restated
	2014	% of Revenue	2013	% of Revenue	Increase/ (Decrease)	% Change
Advertising and promotion	$5,919,263	12.7%	$3,275,200	12.9%	$2,644,063	80.7%
Salaries and benefits	5,777,488	12.4%	1,563,909	6.1%	4,213,579	269.4%
Selling, general, and administrative	2,356,940	5.0%	1,918,665	7.5%	438,275	22.8%
Research and development	1,163,883	2.5%	169,231	0.7%	994,652	587.7%
Professional fees	1,292,517	2.8%	3,727,267	14.6%	(2,434,750)	(65.3)%
Total Operating expenses	$16,510,091	35.3%	$10,654,272	41.8%	$5,855,819	55.0%

Other Income (Expense)

Other income (expense) was nil for the three months ended June 30, 2014, compared to $0.3 million for the three months ended June 30, 2013.

	Three Months Ended June 30,
	2014	2013

Change in fair value of derivative liabilities	$(110,289)	$272,681
Gain (loss) on settlement of accounts payable and debt	25,978	47,671
Interest expense	(17,015)	(1,125)
Foreign currency loss	(4,390)	(104)
Other income (expense) – net	79,315	-
Total other income (expense)	$(26,401)	$319,123

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

For the Six Months Ended June 30, 2014 and 2013 (unaudited):

	Six Months Ended June 30, 2014
	As Restated
	2014	% of Net Sales	2013	% of Net Sales	Increase/ (Decrease)	% Change

Sales – net	$96,949,441		$48,041,226		$48,908,215	101.8%
Cost of sales	63,429,609	65.4%	31,963,124	66.5%	31,466,485	98.4%
Gross profit	33,519,832	34.6%	16,078,102	33.5%	17,441,730	108.5%
Operating expenses	31,959,271	33.0%	19,540,512	40.7%	12,418,759	63.6%
Income (loss) from operations	1,560,561	1.6%	(3,462,410)	(7.2)%	5,022,971	145.1%
Other income (expense) - net	318,105	0.3%	(6,321,379)	(13.2)%	6,639,484	(105.0)%
Net income (loss) before taxes	1,878,666	1.9%	(9,783,789)	(20.4)%	11,662,455	119.2)%
Income tax provision	(76,947)	(0.1)%	-	0.0%	(76,947)	(100)%
Net income (loss) after taxes	$1,801,719	1.8%	$(9,783,789)	(20.4)%	$11,585,508	(118.4)%
Net income (loss) per share - basic	$0.17		$(1.72)
Net income (loss) per share - diluted	$0.15		$(1.72)
Weighted average number of shares used in per share calculations – basic	10,459,522		5,686,323
Weighted average number of shares used in per share calculations – diluted	11,863,882		5,686,323

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

Operating Expenses

Operating expenses for the six months ended June 30, 2014 were $32 million as compared to $19.5 million for the six months ended June 30, 2013, a 63.6% increase.

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

Professional fees decreased by $5.7 million from $7.8 million for the six months ended June 30, 2013 to $2.1 million for the six months ended June 30, 2014. The majority of the decrease in 2014 was due to consulting fees related to the recapitalization of the Company in 2013 of $6.6 million. Additionally, consulting fees decreased by $0.5 million year over year due to finalization of legacy consulting agreement during 2013 and 2014.

The following table provides an overview of expense categories and percentage of net revenue:

	Six Months Ended June 30,
	As Restated
	2014	% of Revenue	2013	% of Revenue	Increase/ (Decrease)	% Change
Advertising and promotion	$12,247,749	12.6%	$5,592,577	11.6%	$6,655,172	119.0%
Salaries and benefits	11,144,295	11.5%	2,812,368	5.9%	8,331,927	296.3%
Selling, general, and administrative	4,229,308	4.4%	3,064,220	6.4%	1,165,088	38.0%
Research and development	2,260,829	2.3%	259,361	0.5%	2,001,468	771.7%
Professional fees	2,077,090	2.2%	7,811,986	16.3%	(5,734,896)	(73.4)%
Total Operating expenses	$31,959,271	33.0%	$19,540,512	40.7%	$12,418,759	63.6%

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

Liquidity and Capital Resources

The Company’s cash position is as follows:

	June 30, 2014	December 31, 2013
Cash	$3,768,840	$5,411,515

Cash as a percent of total assets	6%	10%

The following table summarizes total current assets, liabilities and working capital at June 30, 2014, compared to December 31, 2013.

	As Restated		Working Capital
	June 30, 2014	December 31, 2013	Increase
Current Assets	$49,204,859	$44,526,480	$4,678,379
Current Liabilities	(28,473,117)	(32,368,521)	3,895,404
Working Capital	$20,731,742	$12,157,959	$8,573,783

Product sales have been the primary source of generating working capital and free cash flow. At June 30, 2014 we had cash of $3.8 million and working capital of $20.7 million, compared to cash of $5.4 million and working capital of $12.2 million at December 31, 2013. During the six months ended June 30, 2014, the Company increased working capital $8.6 million mainly from positive cash flows. The following is a summary of the use the positive cash flow; 1) funded a $3.2 million increase in inventory for anticipated continued growth of product sales, 2) supported a $4.8 million increase in customer accounts receivable balances, 3) paid down $1.3 million, net in accounts payable and accruals, 4) funded $2.7 million, net, for prepaid operating expenses, and 5) to acquire $2.4 million of capital assets to support business expansion.

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

Cash provided by operating activities was $0.5 million for the six months ended June 30, 2014, primarily due to our net income of $1.8 million being positively adjusted for non-cash items including depreciation of $0.6 million, amortization of employee and director stock compensation of $4.5 million, amortization of non-employee prepaid stock expense of $1.6 million, amortization of prepaid sponsorships of $3.4 million, amortization of intangibles of $0.6 million. These were partially offset by $0.1 million of various other non-cash adjustments to net income and changes in operating assets and liabilities of $13.2 million. These changes in operating assets and liabilities included a $4.8 million increase in accounts receivable, $2.9 million increase in prepaid assets, $3.1 million increase in inventory, and $2.7 million decrease in accounts payable. These were offset by a decrease in accrued liabilities of $1.1 million, a decrease in other assets of $0.2 million, and an increase in other long-term liabilities of $0.3 million.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable for Smaller Reporting Companies.

Item 4. Controls and Procedures.

Evaluation of Controls and Procedures

MusclePharm Corporation. maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosurecontrols and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report (the evaluation date). Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective to provide reasonable assurance that the information relating to MusclePharm Corporation including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to MusclePharm Corporation’s management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. However, due to the restatement described in Note 16 to the unaudited consolidated financial statements filed with this Report, the Company's management and the Company’s Audit Committee reevaluated Part I, Item 4 in the previously filed June 30, 2014 Form 10-Q and have now concluded that the Company’s disclosure controls and procedures and internal control over financial reporting were not effective as of that date. The Board has been actively engaged in developing a remediation plan to address the identified ineffective controls that existed as of June 30, 2014. Implementation of the remediation plan is in process and consists of, among other things, redesigning the procedures to enhance the identification, capture, review, approval and recording of contract terms including insurance agreements and the treatment and confirmation of insurance recoveries. The Company’s Disclosure Committee has appointed, subject to the approval of the Board, John Price, the Company’s Executive Vice President of Finance, as the Chairman of the Company’s Disclosure Committee and its Risk Management Officer (“RMO”) to ensure compliance with the remediation plan. In his capacity as RMO, Mr. Price shall be responsible for managing the Company’s risk assessment as it relates to financial reporting obligations, SEC disclosures as well as implementing, managing, and assuring compliance with the remediation plan.

Change in Internal Control over Financial Reporting

Except as described above, there has been no change in MusclePharm Corporation’s internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), during MusclePharm Corporation’s most recent quarter that has materially affected, or is reasonably likely to materially affect, MusclePharm Corporation’s internal control over financial reporting.

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

MUSCLEPHARM CORPORATION

Date Restated: October 31, 2014	By:	/s/ Brad J. Pyatt
Name: Brad J. Pyatt
Title: Chief Executive Officer and President
(Principal Executive Officer)

Date Restated: October 31, 2014	By:	/s/ Donald W. Prosser
Name: Donald W. Prosser
Title: Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)

