Form 10-Q
period 2014-09-30
MusclePharm Corp
filed 2014-11-14
CIK 1415684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

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

As of November 13, 2014, there were 13,111,792 shares (which includes 2,536,500 issued and unvested shares issued pursuant to restricted stock award agreements) outstanding of the registrant’s common stock.

MusclePharm Corporation

Form 10-Q – Quarterly Report

For the Quarter Ended September 30, 2014

MusclePharm Corporation

Consolidated Balance Sheets

	September 30, 2014	December 31, 2013
	(unaudited)
Assets
Current assets:
Cash	$2,949,773	$5,411,515
Cash - restricted	-	2,500,014
Investment in debt securities	-	259,715
Accounts receivable - net	23,220,072	13,741,180
Derivative instrument	-	119,248
Inventory	24,027,143	15,772,368
Prepaid giveaways	1,434,850	1,177,539
Prepaid stock compensation	4,419,721	3,023,717
Prepaid sponsorship and endorsement fees	506,478	1,145,161
Prepaid expenses	1,832,217	1,335,218
Other assets	637,424	40,805
Total current assets	59,027,678	44,526,480
Property and equipment - net	7,303,012	2,613,584
Intangible assets - net	6,866,064	155,165
Prepaid stock compensation	6,142,750	4,718,238
Other assets	270,582	144,229
Total assets	$79,610,086	$52,157,696
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$28,096,948	$26,048,483
Accrued liabilities	4,894,350	2,317,901
Capital lease - short term	97,925	26,653
Customer deposits	250,413	265,652
Line of credit	8,000,000	2,500,000
Notes payable	45,600	62,502
Derivative liabilities	-	1,147,330
Total current liabilities	41,385,236	32,368,521
Capital lease - long term	135,689	54,639
Total liabilities	41,520,925	32,423,160
Commitments and Contingencies (Note 12)
Stockholders' Equity:
Series D, Convertible Preferred Stock, $0.001 par value; 1,600,000 shares authorized, 1,500,000 shares issued; none and 131,500 shares outstanding, respectively	-	132
Common Stock, $0.001 par value; 100,000,000 shares authorized; 11,266,142 and 9,259,411 shares issued, respectively; and 10,996,221 and 9,089,490 shares outstanding, respectively	11,266	9,260
Additional paid-in capital	125,014,545	103,064,901
Treasury stock, at cost; 619,921 and 169,921 shares, respectively	(7,481,179)	(1,498,298)
Accumulated other comprehensive (loss)	(32,392)	(14,042)
Accumulated deficit	(79,423,079)	(81,827,417)
Total stockholders' equity	38,089,161	19,734,536
Total Liabilities and Stockholders' Equity	$79,610,086	$52,157,696

The accompanying notes are an integral part of these unaudited consolidated finance statements.

MusclePharm Corporation

Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Sales - net	$47,768,320	$25,343,968	$144,717,761	$73,385,193
Cost of sales	32,811,630	17,937,768	96,241,239	49,900,891
Gross profit	14,956,690	7,406,200	48,476,522	23,484,302
Operating Expenses
Advertising and promotion	7,749,156	4,043,064	19,996,905	9,635,642
Salaries and benefits	6,041,157	3,854,945	17,185,451	6,667,313
Selling, general, and administrative	3,651,739	1,936,610	7,881,047	5,000,831
Research and development	735,472	181,908	2,996,301	441,269
Professional fees	1,316,621	2,262,453	3,393,711	10,074,439
Total operating expenses	19,494,145	12,278,980	51,453,415	31,819,494
Operating (loss)	(4,537,455)	(4,872,780)	(2,976,893)	(8,335,192)
Other income (expense), net
Derivative expense	-	-	-	(96,913)
Change in fair value of derivative liabilities	-	305,421	373,944	(5,466,542)
Gain on settlement of accounts payable and debt	-	67,489	31,477	392,144
Gain (loss) on derivative instrument and debt security	-	444,059	(386,103)	444,059
Accretion of note discount	-	115,429	-	115,429
Bargain purchase gain	5,264,854	-	5,264,854	-
Interest expense	(28,659)	(1,302)	(85,047)	(782,747)
Foreign currency transaction loss	(1,577)	(4,152)	(36,073)	(9,865)
Interest income	-	-	223,049	-
Other income, net	-	-	166,622	10,000
Total other income (expense), net	5,234,618	926,944	5,552,723	(5,394,435)
Net income (loss) before income taxes	697,163	(3,945,836)	2,575,830	(13,729,627)
Provision for income taxes	(94,545)	-	(171,492)	-
Net income (loss) after income taxes	$602,618	$(3,945,836)	$2,404,338	$(13,729,627)
Other comprehensive income (loss)
Net change in foreign currency translation	(37,057)	(13,027)	(18,349)	(6,950)
Net change in debt securities	-	58,438	-	58,438
Total other comprehensive income (loss)	(37,057)	45,411	(18,349)	51,488
Total comprehensive income (loss)	$565,561	$(3,900,425)	$2,385,989	$(13,678,139)
Net income (loss) per share
Basic	$0.05	$(0.47)	$0.23	$(2.07)
Diluted	$0.05	$(0.47)	$0.20	$(2.07)
Weighted average number of shares used in per share calculations - Basic	11,032,996	8,475,084	10,652,781	6,626,125
Weighted average number of shares used in per share calculations - Diluted	12,612,896	8,475,084	12,112,017	6,626,125

The accompanying notes are an integral part of these unaudited consolidated finance statements.

MusclePharm Corporation

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended
	September 30,
	2014	2013
Cash Flows From Operating Activities:
Net income (loss)	$2,404,338	$(13,729,627)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property & equipment	950,166	510,890
Bad debt	163,897	158,578
Amortization of prepaid stock compensation	2,688,442	5,384,654
Amortization of prepaid sponsorship fees	5,016,456	2,856,040
Amortization of intangible assets	422,102	-
Stock-based compensation	6,942,357	1,588,067
Amortization of debt issuance costs	1,136	335,433
Accretion of conversion option on debt security	(222,140)	(115,429)
Bargain purchase gain	(5,264,854)	-
Gain on settlement of accounts payable	(31,477)	(392,144)
Loss on disposal of property & equipment	30,606	-
Derivative expense	-	96,913
Loss on debt security and derivative instrument	386,103	-
Change in fair value of derivative assets	-	(444,059)
Change in fair value of derivative liabilities	(373,944)	5,466,542
Changes in operating assets and liabilities, net of acquisition
Accounts receivable	(9,148,133)	(7,767,673)
Inventory	(7,424,271)	(9,375,189)
Prepaid giveaways	(257,311)	(233,622)
Prepaid sponsorship fees	(4,405,354)	(3,610,512)
Prepaid assets	(652,516)	62,736
Other assets	(354,330)	(1,445)
Accounts payable	2,039,228	14,652,512
Accrued liabilities	1,552,297	(3,504,756)
Other long-term liabilities	(7,811)	7,554
Net Cash Used In Operating Activities	(5,545,013)	(8,054,537)
Cash Flows From Investing Activities:
Purchase of convertible promissory note and warrant	-	(2,000,000)
Purchase of property and equipment	(3,735,411)	(825,164)
Change in restricted cash balance	-	9,148
Proceeds from sale of investment in debt security	215,000	-
Proceeds from disposal of property and equipment	1,814	1,694
Purchase of trademark	-	(104,725)
Net Cash Used In Investing Activities	(3,518,597)	(2,919,047)
Cash Flows From Financing Activities:
Proceeds from line of credit	8,000,000	-
Payment on notes payable	(16,902)	(4,397,107)
Repurchase of common stock (treasury stock)	(1,362,881)	(103,537)
Proceeds from issuance of preferred stock	-	12,000,000
Proceeds from issuance of common stock and warrants	-	10,827,501
Stock issuance costs	-	(1,662,667)
Net Cash Provided by Financing Activities	6,620,217	16,664,190

Effect of exchange rates on cash and cash equivalents	(18,349)	(6,950)

	Nine Months Ended
	September 30,
	2014	2013
Net (decrease) increase in cash	(2,461,742)	5,683,656

Cash at beginning of period	5,411,515	-

Cash at end of period	$2,949,773	$5,683,656

Supplemental disclosures of cash flow information:
Cash paid for interest	$78,820	$410,846
Cash paid for taxes	$240,304	$-

Supplemental disclosure of non-cash investing and financing activities:
Stock issued for future services - third parties	$5,402,300	$13,879,997
Stock issued for Biozone acquisition	$9,478,330	$-
Treasury stock received in Biozone claim	$4,620,000	$-
Warrants issued in conjunction with equity issuances	$-	$8,175,459
Stock issued to settle accounts payable and accrued expenses- third parties	$-	$5,916,252
Stock issued for executive and board compensation	$115,358	$152,412
Reclassification of derivative liability to additional paid in capital	$773,386	$11,688,463
Change in fair value of debt securities in other comprehensive income	$-	$58,438
Capital leases	$88,861	$-

The accompanying notes are an integral part of these unaudited consolidated finance statements.

MusclePharm Corporation

Notes to Consolidated Financial Statements

(Unaudited)

Note 1: The Company and Basis of Presentation

MusclePharm Corporation (the “Company”) is a scientifically driven, performance lifestyle Company that develops, manufactures, markets and distributes branded nutritional supplements. The Company was incorporated in Nevada in 2006, and principal executive offices are located in Denver, Colorado.

The accompanying interim unaudited consolidated financial statements as of September 30, 2014 and 2013, and for the three and nine months then ended, have been prepared by the Company in accordance with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”) for interim financial information. The amounts as of December 31, 2013 have been derived from the Company’s annual audited financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments necessary (consisting of normal recurring adjustments) to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These financial statements should be read in conjunction with the annual audited financial statements and notes thereto as of and for the year ended December 31, 2013, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed on March 31, 2014 (the “Form 10-K”).

The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2014 or any future period and the Company makes no representations related thereto.

Reclassification

The Company has reclassified certain prior period amounts to conform to the current period presentation. These reclassifications had no effect on the financial position, results of operations or cash flows for the periods presented.

Note 2: Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of MusclePharm Corporation and its wholly-owned subsidiaries MusclePharm Canada Enterprises Corp (“MusclePharm Canada”) and Biozone Laboratories, Inc. (“Biozone Labs”). MusclePharm Canada began operations in April 2012 and Biozone Labs was acquired in January 2014. All intercompany accounts and transactions have been eliminated upon consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The accounting estimates and assumptions that require management’s most significant, difficult, and subjective judgment include the recognition and measurement of allowance for doubtful accounts, inventory write down, derivatives, allocation of acquisition purchase price, warrant and option valuation, and sales discounts and allowances reserve among others. Actual results experienced by the Company may differ from management’s estimates.

Risks and Uncertainties

The Company operates in an industry that is subject to rapid change and intense competition. The Company’s operations will be subject to significant risk and uncertainties including financial, operational, technological, regulatory, industry adverse publicity and other risks, including the potential risk of business failure.

Recently Adopted Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry-forward, a Similar Tax Loss, or a Tax Credit Carry-forward Exists.” This ASU provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carry forward or a tax credit carry forward exists. Under the ASU, the Company’s unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carry forward or a tax credit carry forward. This ASU applies to all entities that have unrecognized tax benefits when a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward exists at the reporting date.  The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this ASU did not have a material impact on the Company's financial statements.

Recent Accounting Pronouncements

In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (“ASU 2014-12”). The amendments in ASU 2014-12 require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Accounting Standards Codification Topic No. 718, “Compensation – Stock Compensation” (“ASC 718”), as it relates to awards with performance conditions that affect vesting to account for such awards. The amendments in ASU 2014-12 are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in ASU 2014-12 either: (a) prospectively to all awards granted or modified after the effective date; or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The adoption of ASU 2014-12 is not expected to have a material effect on the Company’s unaudited consolidated financial statements or disclosures.

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers" (“ASU 2014-09”), which provides guidance for revenue recognition. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, “Revenue Recognition- Construction-Type and Production-Type Contracts.” ASU 2014-09’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for the Company beginning January 1, 2017 and, at that time, the Company may adopt the new standard under the full retrospective approach or the modified retrospective approach. Early adoption is not permitted. The Company is currently evaluating the method and impact the adoption of ASU 2014-09 will have on the Company’s unaudited condensed consolidated financial statements and disclosures.

In April 2014, the FASB issued ASU 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU 2014-08 changes the criteria for reporting a discontinued operation. Under the new pronouncement, a disposal of a part of an organization that has a major effect on its operations and financial results is a discontinued operation. The Company is required to adopt ASU 2014-08 prospectively for all disposals or components of its business classified as held for sale during fiscal periods beginning after December 15, 2014. The adoption of ASU 2014-08 is not expected to have a material effect on the Company’s unaudited consolidated financial statements or disclosures.

Significant Accounting Policies:

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents. At September 30, 2014 and December 31, 2013, respectively, the Company had no cash equivalents.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The cash balance at times may exceed federally insured limits, and at September 30, 2014 we had one bank account that exceeded the federally insured limit, and at December 31, 2013 we had two bank accounts that exceeded the federally insured limit.

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

Management performs ongoing evaluations of the Company’s customers’ financial condition and generally does not require collateral. Some international customers are required to pay for their orders in advance of shipment. Management reviews accounts receivable quarterly and reduces the carrying amount by a valuation allowance that reflects management’s best estimate of amounts that may not be collectible. Allowances, if any, for uncollectible accounts receivable are determined based upon the aging of accounts receivable, changes in customer credit worthiness, general market and economic conditions, and historical experience. Bad debt expense recognized as a result of our valuation allowance is classified under selling, general and administrative expense in the Consolidated Statement of Operations.  If receivable amounts are ultimately deemed to be uncollectible, the Company writes off the receivable balance against the valuation allowance.

The Company does not charge interest on past due receivables. Receivables are determined to be past due based on the payment terms of the original invoices.

Inventory

Inventory is valued at the lower of cost or market value. The cost of product inventory for MusclePharm and MusclePharm Canada is computed using actual cost on a First-In First-Out basis, and the cost of inventory for Biozone Labs is computed using an average cost basis. Adjustments to reduce the cost of inventory to its net realizable value are made, if required, and estimates are made for obsolescence, excess or slow-moving inventories, non-conforming inventories, and expired inventory.

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

Property and Equipment

Property and equipment are stated at cost and depreciated to their estimated residual value over their estimated useful lives. When assets are retired or otherwise disposed of, the assets and related accumulated depreciation are relieved from the accounts and the resulting gains or losses are included in the Statements of Operations. Repairs and maintenance costs are expensed as incurred. Depreciation is provided using the straight-line method for all property and equipment. We review our property and equipment for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. We use an estimate of future undiscounted net cash flows of the related assets or groups of assets over their remaining lives in measuring whether the assets are recoverable. An impairment loss is calculated by determining the difference between the carrying values and the estimated fair values of these assets. We did not consider any of our property and equipment to be impaired during the nine months ended September 30, 2014 or 2013.

Intangible Assets

Definite-lived intangible assets are amortized over their related useful lives, using a straight-line basis consistent with the underlying expected future cash flows related to the specific intangible asset. Costs to renew or extend the life of intangible assets are capitalized and amortized over the remaining useful life of the asset.  Intangible assets are reviewed for impairment whenever events or changes in circumstances exist that indicate the carrying amount of an asset may not be recoverable. When indicators of impairment exist, an estimate of undiscounted net cash flows is used in measuring whether the carrying amount of the asset or related asset group is recoverable. Measurement of the amount of impairment, if any, is based upon the difference between the asset's carrying value and estimated fair value. Fair value is determined through various valuation techniques, including market and income approaches as considered necessary. See Note 17 for further disclosure of intangible assets.

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

The Company’s financial instruments consisted primarily of accounts receivable, accounts payable, accrued liabilities, notes payable, and debt. The Company’s notes payable and debt approximate fair value based upon current borrowing rates available to the Company for debt with similar maturities. The carrying amounts of the Company’s financial instruments generally approximated their fair values as of September 30, 2014 and December 31, 2013, respectively, due to the short-term nature of these instruments.

Stock-Based Compensation

Generally, all forms of stock-based compensation, including stock option grants, warrants, restricted stock grants, and stock appreciation rights are measured at their fair value on the awards’ grant date, based on estimated number of awards that are ultimately expected to vest and expensed on a straight-line basis. Share-based compensation awards issued to non- employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the stock-based compensation, whichever is more readily determinable.

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

The Company records interest and penalties related to unrecognized tax benefits in income tax expense. There were no interest or penalties related to unrecognized tax benefits for the three and nine months ended September 30, 2014 and 2013.

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

Note 3: Composition of Certain Financial Statement Captions

Accounts Receivable

Accounts receivable, net of allowance consisted of the following at September 30, 2014 and December 31, 2013:

	As of	As of
	September 30, 2014	December 31, 2013
Accounts receivable	$24,224,380	$14,830,487
Less: allowance for discounts	(851,275)	(1,060,000)
Less: allowance for doubtful accounts	(153,033)	(29,307)
Accounts receivable - net	$23,220,072	$13,741,180

Inventory

Inventory, net consisted of the following at September 30, 2014 and December 31, 2013:

	As of	As of
	September 30, 2014	December 31, 2013
Raw materials inventory	$2,221,068	$-
Work in process inventory	59,533	-
Finished goods inventory	21,746,542	15,772,368
Inventory	$24,027,143	$15,772,368

Prepaid Expenses

Prepaid expenses consisted of the following at September 30, 2014 and December 31, 2013:

	As of	As of
	September 30, 2014	December 31, 2013
Prepaid advertising and promotion	$855,963	$760,740
Prepaid professional services	195,368	74,730
Prepaid insurance	164,089	280,878
Prepaid software license fees	135,738	86,205
Inventory deposit	131,413	-
Prepaid rent	117,854	-
Prepaid director fees	72,890	-
Prepaid taxes	37,675	-
Prepaid research & development fees	20,897	22,500
Prepaid support agreements	13,500	3,499
Prepaid license fees	-	90,623
Prepaid - other	86,830	16,043
	$1,832,217	$1,335,218

Other Current Assets

Other current assets consisted of the following at September 30, 2014 and December 31, 2013:

	As of	As of
	September 30, 2014	December 31, 2013
Volume rebate receivable	$226,174	$-
Vendor credit	260,017	-
Line of credit fees - net	80,664	-
Credit card pre-payments	26,027	-
Other current assets	44,542	40,805
	$637,424	$40,805

Property and Equipment

Property and equipment consisted of the following at September 30, 2014 and December 31, 2013:

	As of September 30, 2014	As of December 31, 2013
Furniture, fixtures and equipment	$3,646,144	$1,849,462
Leasehold improvements	2,262,558	619,159
Manufacturing and lab equipment	1,248,993	-
Vehicles	444,065	442,300
Displays	341,346	33,683
Website	193,809	11,462
Construction in process	1,433,081	1,018,509
Total	9,569,996	3,974,575
Less: Accumulated depreciation and amortization	(2,266,984)	(1,360,991)
	$7,303,012	$2,613,584

Other Assets

Other assets consisted of the following at September 30, 2014 and December 31, 2013:

	As of	As of
	September 30, 2014	December 31, 2013
Security deposit	$108,394	$85,419
Prepaid advertising and promotion - long term	155,139	58,810
Other	7,049	-
	$270,582	$144,229

Accrued Liabilities

Accrued liabilities consisted of the following at September 30, 2014 and December 31, 2013:

	As of	As of
	September 30, 2014	December 31, 2013
Accrued payables	$2,603,001	$1,044,520
Employee compensation and benefits	2,235,759	1,137,681
Accrued taxes	6,430	71,771
Other	49,160	63,929
	$4,894,350	$2,317,901

Sales and Discounts

Sales for the three and nine months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Sales	$55,634,539	$31,080,225	$164,168,386	$84,519,744

Discounts and returns	(7,866,219)	(5,736,257)	(19,450,625)	(11,134,551)

Sales - Net	$47,768,320	$25,343,968	$144,717,761	$73,385,193

Discounts and returns as a percent of gross sales	14%	18%	12%	13%

The Company has an informal seven day right of return for products. There were nominal returns for the three and nine months ended September 30, 2014 and 2013.

The Company offers discounts and sales allowances for: volume rebates, product promotions, early payments, and other discounts and allowances. The Company accounts for sales discounts and allowances over the period they are earned. Because of the inherent uncertainty surrounding volume rebate programs and product promotions that are based on sales, actual results could generate liabilities greater or less than the amounts estimated and recorded.

Cost of Sales

Cost of sales for MusclePharm and MusclePharm Canada represent costs directly related to the production, manufacturing and freight-in of the Company’s products purchased from third party manufacturers.  The Company mainly ships customer orders from its distribution center in Franklin, Tennessee. The facility is operated with the Company’s equipment and employees, and inventory is owned by the Company. The Company also utilizes contract manufacturers to drop ship product directly to customers.

Cost of sales for products produced by Biozone Labs consist of raw material, direct labor, freight-in, and other supply and equipment rental expenses.  The Company mainly ships customer orders from its distribution center in Pittsburg, California.

Note 4:  Concentrations

Accounts Receivable

At September 30, 2014 and December 31, 2013, the Company had the following concentrations of accounts receivable:

Customer	As of September 30, 2014	As of December 31, 2013
Bodybuilding.com	16%	14%
B	10%	* %
C	10%	* %
D	* %	24%
E	* %	16%

*	Less than 10% of total accounts receivable

Revenue

The Company had the following concentrations of revenues:

	Three Months Ended September 30,
Customer	2014	2013
Bodybuilding.com	14%	32%
B	10%	* %
C	* %	10%

	Nine Months Ended September 30,
Customer	2014		2013
Bodybuilding.com	14%		30%
B	*	%	* %
C	*	%	11%

*	Less than 10% of gross sales

Vendors

The Company uses five non-affiliated principal contract manufacturers of our products. We have quality control and manufacturing agreements in place with our primary manufacturers to support our growth and ensure consistency in production and quality. The agreements ensure products are manufactured to the Company’s specifications and the contract manufacturers will bear the costs of any recalled product due to defective manufacturing.

The Company had the following concentration of purchases with contract manufacturers:

	Three Months Ended September 30,
Vendor	2014	2013
A	58%	27%
B	36%	72%

	Nine Months Ended September 30,
Vendor	2014	2013
A	51%	22%
B	45%	78%

Note 5:  Financial Instruments

The following is a summary of financial assets and liabilities:

	As of September 30,	As of December 31,
	2014	2013
Assets
Debt securities - FUSE convertible notes (Level 2)	$-	$259,715
Derivative instruments - FUSE warrants (Level 2)	-	119,248
	-	378,963

Liabilities
Derivative liabilities - Series D shares (Level 2)	$-	$1,147,330

On April 2, 2014, the Company entered into a security purchase agreement and sold the Fuse convertible note and warrants for an aggregate purchase price of $215,000.

Also on April 2, 2014 the remaining outstanding shares of Series D preferred stock were converted into common shares thereby eliminating the remaining derivative liability for the embedded conversion option as of that date.

Note 6: Investment in Debt Securities

On August 26, 2013, the Company purchased, for an aggregate $2,000,000, a secured convertible promissory note from Biozone Pharmaceuticals, Inc.  (“Biozone”) (OTC:BZNE) that matured one year from the date of issuance, and certain derivative instruments (Note 7), the value was recorded as a discount to the note to be accreted over the note’s term. In addition, a change of control put option was identified but was not recorded as a derivative because the value was determined to be deminimus. The promissory note bears interest at a rate of 10% per annum, convertible at any time prior to the maturity date into 10,000,000 shares of Biozone common stock at the conversion rate of $0.20 per share, and contains certain put and call features. The conversion into Biozone Common Stock is restricted by a beneficial ownership limitation of 4.99% of the number of the common stock outstanding after giving effect to the issuance of common stock issuable upon conversion. This conversion limit can be changed upon at least 60 days’ notice.

The Company classified this note as an available-for-sale security and engaged an independent third party firm to value the note and its embedded conversion features each reporting period.  Changes in the reported value of the note are included as a component of other comprehensive income.  The note had a fair value on the purchase date of $1,955,462, which was purchased at a $44,538 premium.  The premium was netted against the discount of $1,248,292 attributable to the derivative instrument and was accreted to interest income over the stated maturity of the note.  The debt security was recorded at fair value net of any recorded discount not yet accreted.

The following summarizes the Company’s marketable securities activity for the year ended December 31, 2013:

Convertible Note
FV of debt security on August 26, 2013	$1,955,462
Premium on purchase date	44,538
Discount for value of derivative instrument	(1,248,292)
Accretion of net discount	1,248,292
Conversion of principal	(1,000,000)
Repayments received	(1,000,000)
Balance – December 31, 2013	$-

As of September 30, 2014 the Company had no investment in debt securities outstanding.

Note 7: Derivative Instrument

In conjunction with the purchase of the convertible promissory note discussed in Note 6, the Company received a callable warrant to purchase up to 10,000,000 shares of Biozone at an exercise price of $0.40 with an expiration date of 10 years from the date of issuance. The initial value of the warrant was $1,248,292 and was recorded as a discount against the note. The exercise of the warrant was limited by a beneficial ownership limitation of 4.99% of the number of the common shares outstanding in Biozone after giving effect to the exercise of the warrant.

The Company engaged an independent third party firm to value the warrant. The warrant was valued using a binomial lattice pricing model.  This model considers price volatility, time, and dilutive effect of exercising. The pricing model assumes a volatility of 70% at the dates of purchase and period end.

Note 8: Debt

Debt consists of the following:

	As of September 30,	As of December 31,
	2014	2013
Revolving line of credit	$8,000,000	$2,500,000
Notes payable	45,600	59,600
Auto loan - secured	-	2,902
Total debt	8,045,600	2,562,502
Less: current portion	(8,045,600)	(2,562,502)
Long term debt	$-	$-

 Line of Credit

Lines of credit consisted of the following activity:

	ANB Bank	US Bank
Balance - December 31, 2013	$-	$2,500,000
Borrowing	8,000,000	-
Principal repayments	-	(2,500,000)
Balance - September 30, 2014	$8,000,000	$-

On September 12, 2014, the Company entered into a line of credit facility providing up to $8,000,000 of borrowing. The line of credit matures on September 12, 2017 and accrues interest at the prime rate plus 2%, currently 5.25%. The note is secured by the Company’s inventory, accounts receivable, intangible assets, and equipment.  In conjunction with entering into the credit line, the Company paid $81,800 in debt issuance costs, which are being amortized to interest expense over the term on an effective interest rate basis.

The facility contains negative covenants and restrictions on actions by the Company including, without limitation, restrictions on indebtedness, liens, investments, loans, consolidation, mergers, dissolution, asset dispositions outside the ordinary course of business, change in business, transactions with affiliates, bankruptcy, insolvency, change of control and changes relating to indebtedness. In addition, the facility requires compliance by the Company with the following covenants:

•	during each quarter the outstanding principal balance of the line of credit must be reduced and maintained below $3,000,000 for a minimum of 14 non-consecutive days,
•

without prior written consent, the Company cannot incur additional debt obligations during any 12-month period that, in the aggregate, exceeds $250,000, or any individual debt obligation that exceeds $100,000,

•	maintain a minimum market capitalization of $65,000,000,
•	without prior written consent, the Company cannot enter any cash transaction, other than in the ordinary course of business, in excess of $1,000,000,
•	for each calendar quarter, maintain quarterly average balance in excess of $1,200,000,
•	maintain a debt service coverage ratio of at least 2.0:1, and
•	maintain a current ratio of at least 1.5:1.

The Company was in compliance with these covenants as of September 30, 2014.

On December 24, 2013, the Company entered into a revolving line of credit with U.S. Bank, N.A. in the amount of $2,500,000. The line of credit matures on September 15, 2014 and accrued interest at the prime rate plus 2%, which is payable monthly. The note is secured by a $2,500,000 savings account held at U.S. Bank, N.A. and disclosed as restricted cash in the December 31, 2013 Consolidated Balance Sheet. On May 12, 2014, the Company repaid the outstanding balance of the line of credit with the restricted cash balance that was securing the debt, and terminated the line of credit agreement. The line of credit will not be available for further borrowing.

Notes Payable

Notes payable consisted of the following activity:

Balance - December 31, 2013	$59,600
Principal repayments	(14,000)
Balance - September 30, 2014	$45,600

Debt in default of $45,600 and $59,600 at September 30, 2014 and December 31, 2013, respectively, is included as a component of short-term debt. Debt in default is related to certain convertible notes issued in 2012 and prior where the notes were never converted to common stock or principal repaid. The Company is in the process of contacting the note holders and negotiating settlement of the notes.

Vehicle Loan

Vehicle loan account consisted of the following activity and terms:

Balance - December 31, 2013	$2,902
Principal repayments	(2,902)
Balance - September 30, 2014	$-

At December 31, 2013, the interest rate associated with this loan was 6.99%. The three final monthly payments of $1,008 per were paid in first quarter 2014.

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

The fair value of the conversion feature is summarized as follows:

Derivative liability - December 31, 2013	$1,147,330
Fair value mark to market adjustment for equity instruments	(373,944)
Conversion instruments exercise	(773,386)
Derivative liability - September 30, 2014	$-

The Company recorded the day one value of derivative contracts associated with the Series D preferred stock issuance against gross proceeds raised, and expensed immediately the remaining value of the derivative as it exceeded the gross proceeds of the offering. The Company recorded a derivative expense of $0 and $96,913 for the nine months ended September 30, 2014 and 2013, respectively.

On April 2, 2014, the remaining outstanding shares of Series D preferred stock were converted into common shares thereby eliminating the remaining derivative liability for the embedded conversion option as of that date. Of the derivative liability that was eliminated, $773,254 was reclassified to Additional paid-in capital in our Consolidated Balance Sheets.

Note 10: Restricted Stock

In November 2012, the Company granted 129,413 restricted stock units to certain executives. Each restricted stock unit represents a contingent right to receive one share of the Company’s common stock upon vesting. The value of this award at the grant date was $449,900 and will be amortized over the vesting periods such that each tranche of restricted stock units will be fully amortized at the date of vesting. The restricted stock units vest as follows: 43,137 on January 1, 2013, 43,138 shares on January 1, 2014, and 43,138 shares on December 1, 2014. As of September 30, 2014, 86,275 restricted stock units have vested and the unamortized portion of this award is $37,800.

In June 2013, the Company approved a restricted stock award to certain key employees, officers and directors for 1,550,000 shares. The shares were issued upon the award’s approval with ownership rights conveyed upon vesting. The value of this award at the grant date was $17,065,500. Of these shares, the Company estimates that 1,500,200 shares will fully vest for a total value of $16,517,202. This amount will be amortized over the vesting periods such that each tranche’s estimated shares of restricted stock will be fully amortized at the dates of vesting. The award vests in two tranches with 17% vesting December 31, 2013 and the remaining 83% vesting December 31, 2015 with the exception of certain executives under employment agreements that terminate prior to December 31, 2015. These awards will be amortized over the remaining term of their employment agreements. As of September 30, 2014, 263,500 shares have vested and the unamortized portion of this award is $7,310,640.

In December 2013, the Company granted the independent members of the Board of Directors a restricted stock grant of 19,364 shares as part of the annual director’s compensation plan. The awarded shares were issued with ownership rights to be conveyed upon vesting. The value of this award at the grant date was $152,000, and will be amortized over the vesting periods. The restricted stock award will vest in three equal tranches on July 1, 2014, July 1, 2015, and July 1, 2016. As of September 30, 2014, 6,456 shares have vested and the unamortized portion of the awards was $88,658.

On March 17, 2014, the Company granted the independent members of the Board of Directors a restricted stock grant of 48,856 shares as part of the annual director’s compensation plan. The awarded shares were issued with ownership rights to be conveyed upon vesting. The value of this award at the grant date was $320,007, and will be amortized over the service period, which is January 1 – December 31, 2014. The restricted stock award will vest in three equal tranches on March 17, 2014, March 17, 2015, and March 17, 2016. As of September 30 2014, 16,284 shares have vested and the unamortized portion of the awards is $80,220.

On May 6, 2014, the Company granted 120,000 shares of restricted stock awards to certain employees under the June 2013 employee stock grant plan. The awarded shares were issued with ownership rights to be conveyed upon vesting. The value of this award on the grant date was $1,137,600, and will be amortized over the vesting periods. The restricted award will vest in five equal tranches on December 31, 2014, 2015, 2016, 2017, and 2018. As of September 30, 2014, no shares have vested and the unamortized portion of the award is $995,400.

Total compensation expense for these awards recognized during the three months ended September 30, 2014 and 2013 was $2,317,818, and $1,513,701, respectively. For the nine months ended September 30, 2014 and 2013, the total compensation expense for these awards was $6,837,585 and $1,588,068, respectively, and is included in operating expenses.

Note 11: Stockholders’ Equity

Common Stock

During the nine months ended September 30, 2014, the Company issued the following common stock:

	Shares	Value	Range of Value per Share
Transaction Type			($)
Conversion of Series D preferred stock to common stock	263,000	$773,517	2.94
Executive/Board of Director compensation	66,878	315,991	3.48 - 8.70
Stock issued for services	476,853	5,402,300	11.19 - 13.41
Stock issued for Biozone Labs acquisition	1,200,000	9,840,000	8.20
Total	2,006,731	$16,331,808	2.94 - 13.41

The fair value of all stock issuances above is based upon either the quoted closing trading price on the date of issuance or the value of derivative instrument at the date of conversion. See Note 16 for further details of the Biozone Labs acquisition.

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

The Company uses the “treasury stock” method to determine whether there is a dilutive effect of outstanding option and warrant contracts. For the three and nine months ended September 30, 2013, the Company reflected net loss and a dilutive net loss, and the effect of considering any common stock equivalents would have been anti-dilutive for the period. Therefore, separate computation of diluted earnings (loss) per share is not presented for the three and nine months ended September 30, 2013.

The Company has the following common stock equivalents as of September 30, 2014 and 2013, respectively:

	As of September 30,
	2014	2013
Stock options (exercise price - $425/share)	472	472
Warrants (exercise price - $4 /share)	-	288,000
Warrants (exercise price - $1,275/share)	89	89
Warrants (exercise price - $11.90/share)	100,000	-
Unvested restricted stock	1,495,117	1,647,581
Total common stock equivalents	1,595,678	1,936,142

The following is a reconciliation of the number of shares used in the calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2014 and 2013, respectively:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net income (loss)	$602,618	$(3,945,836)	$2,404,338	$(13,729,627)

Weighted average number of common shares outstanding	11,032,996	8,475,084	10,652,781	6,626,125
Incremental shares from the assumed exercise of dilutive agreements	1,579,900	-	1,459,236	-
Diluted common shares outstanding	12,612,896	8,475,084	12,112,017	6,626,125

Earnings (loss) per shares - basic	$0.05	$(0.47)	$0.23	$(2.07)
Earnings (loss) per shares - diluted	$0.05	$(0.47)	$0.20	$(2.07)

Stock Options

There was no stock option activity for the three or nine months ended September 30, 2014. For the three and nine months ended September 30, 2013, the Company had forfeitures of 198 and 1,375 options, respectively.

Stock Warrants

A summary of warrant activity for the Company for the nine months ended September 30, 2014 is as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding - December 31, 2013	263,089	$4.43
Granted	100,000	11.90
Exercised	(263,000)	4.00
Balance as September 30, 2014	100,089	$13.02

Warrants Outstanding				Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Intrinsic Value
$11.90	100,000	4.79	$11.90	8,336	$11.90	$130,000
1,275.00	89	0.79	1,275.00	89	1,275.00	-

Treasury Stock

During the quarter ended September 30, 2014, the Company purchased 100,000 shares of its common stock for the total sum of $1,362,881, or an average of $13.63 per share. This repurchase was completed under a stock repurchase plan approved by the MusclePharm Board of Directors in December 2013, which allows the Company to repurchase up to $5 million worth of stock for a one year period beginning on December 10, 2013. These repurchased shares are accounted for under the cost method and are included as a component of treasury stock in the Consolidated Balance Sheets.

Additionally, the Company received 350,000 shares held in escrow related to the Biozone Labs asset purchase as more fully described in Note 16.  These shares were returned to the Company and are being accounted for as treasury stock.

Note 12: Commitments, Contingencies and Other Matters

Operating Leases

The Company leases office and warehouse facilities under operating leases which expire at various dates through 2029. The amounts reflected in the table below are for the aggregate future minimum lease payments under non-cancelable facility operating leases. Under lease agreements that contain escalating rent provisions, lease expense is recorded on a straight-line basis over the lease term. Rent expense for the nine months ended September 30, 2014 and 2013 amounted to $988,550 and $446,943, respectively.

As of September 30, 2014, future minimum lease payments are as follows:

Years Ending December 31,
2014 (remaining 3 months)	$309,727
2015	1,105,030
2016	898,311
2017	841,118
2018	838,246
Thereafter	3,519,391
Total minimum lease payments	$7,511,823

Capital Leases

The Company leases manufacturing and warehouse equipment under capital leases which expire at various dates through 2017. As of September 30, 2014, the Company had $295,778 in leased assets included in furniture, fixtures, and equipment and manufacturing and lab equipment balances of property and equipment in the Consolidated Balance Sheets. The accumulated depreciation on leased assets as of September 30, 2014 was $22,619. Short term capital lease liabilities of $97,925 are included as a component of current liabilities, and the long-term capital lease liabilities of $135,689 are included as a component of long term liabilities in the Consolidated Balance Sheets.

As of September 30, 2014 and December 31, 2013, the Company had an outstanding balance on capital leases of $233,613 and $81,292, respectively. The amounts reflected in the table below are for the aggregate future minimum lease payments under equipment lease agreements.

As of September 30, 2014, future minimum lease payments are as follows:

Years Ending December 31,
2014 (remaining 3 months)	$28,300
2015	114,254
2016	101,553
2017	19,352
Total minimum lease payments	263,459
Less amounts representing interest	(29,846)
Present value of minimum lease payments	$233,613

Contingencies

For legal proceedings, at each reporting period, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies.

The Company and its subsidiaries are involved in litigation matters and claims in the normal course of business. In the past, the Company and its subsidiaries have litigated these matters. The Company expects it or its subsidiaries will be involved in legal proceedings in the future. These existing and any future legal actions may harm the Company’s business. Litigation could severely disrupt or shut down the business operations or strategic partners of the Company’s subsidiaries, which in turn would significantly harm ongoing relations with them and cause the Company to lose revenues. The costs associated with legal proceedings are typically high, relatively unpredictable and not completely within the Company’s control. These costs may be materially higher than expected, which could adversely affect the Company’s operating results and lead to volatility in the price of its common stock. Whether or not determined in the Company’s favor or ultimately settled, litigation diverts managerial, technical, legal and financial resources from the Company’s business operations. Furthermore, an adverse decision in any of these legal actions could subject the Company to significant liabilities, lost revenue, negatively impact the Company’s stock price or its business and consolidated financial position, results of operations or cash flows.

Additionally, as a manufacturer of nutritional supplements and other consumer products that are ingested by consumers, the Company may be subject to various product liability claims. Although we have not had any material claims to date, it is possible that current and future product liability claims could have a material adverse effect on our business or financial condition, results of operations or cash flows. The Company currently maintains product liability insurance with a deductible/retention of $10,000 per claim with an aggregate cap on retained loss of $20,000,000. At September 30, 2014, the Company had not recorded an accrual for product liability claims.

Sponsorship and Endorsement Contract Liabilities

The Company has various non-cancelable endorsement and sponsorship agreements with terms expiring through 2018. The total value of outstanding payments as of September 30, 2014 was $34,142,017. The total outstanding payments are as follows:

Outstanding Payments	2014	2015	2016	2017	2018	Total
Endorsement	$1,864,000	$8,354,934	$6,526,833	$6,600,000	$3,500,000	$26,845,767
Sponsorship	1,153,750	4,905,000	1,137,500	100,000	-	7,296,250
Total	$3,017,750	$13,259,934	$7,664,333	$6,700,000	$3,500,000	$34,142,017

SEC Investigation

In July 2013, the Company received a formal order of investigation of the Company from the Denver Regional Office of the Securities and Exchange Commission. As a result of that formal order, the Company has conducted a review of its internal controls, disclosures of related party transactions, settlements of claims including share issuance, executive compensation, and disclosure of perquisites for the periods of 2010, 2011, 2012, and 2013. There can be no assurance that these are the only subject matters of concern, what the nature or amounts in question will be, or that these are the only periods under review. As of September 30, 2014 and the date of this report, there have been no changes in the status of the investigation.

Note 13: Defined Contribution Plan

The Company established a 401(k) Plan (the “401(k) Plan”) for eligible employees of the Company. Generally, all employees of the Company who are at least twenty-one years of age and who have completed six months of service are eligible to participate in the 401(k) Plan. The 401(k) Plan is a defined contribution plan that provides that participants may make voluntary salary deferral contributions, on a pretax basis, of up to $17,500 for 2014 (subject to make-up contributions) in the form of voluntary payroll deductions. The Company may make discretionary contributions. During the nine months ended September 30, 2014 and 2013 the Company’s matching contribution was $220,505 and $44,940, respectively.

Note 14: Related Party Transactions

Ryan DeLuca, the Chief Executive Officer of Bodybuilding.com, is the brother of Jeremy DeLuca, MusclePharm’s EVP, MusclePharm Brand and Global Business Development. The Company maintained a business relationship with Bodybuilding.com prior to hiring Mr. DeLuca. The Company does not offer preferential pricing of our products to Bodybuilding.com based on these relationships. Sales of products to Bodybuilding.com were $7,852,060 and $9,694,910, respectively, for the three months ended September 30, 2014 and 2013; and $23,352,058 and $24,648,755 for the nine months ended September 30, 2014 and 2013, respectively. The Company had approximately $3,775,939 and $2,051,265 in trade receivables with Bodybuilding.com as of September 30, 2014 and December 31, 2013, respectively. The Company purchased marketing services from Bodybuilding.com during the three and nine months ended September 30, 2014 in the amount of $349,999 and $1,038,884, respectively.

The Company leases office and warehouse facility in Hamilton, Ontario, Canada from 2017275 Ontario Inc., which is a company owned by Renzo Passaretti, VP and General Manager of MusclePharm Canada Enterprises Corp, our wholly owned Canadian subsidiary. For the three and nine months ended September 30, 2014, we paid rent of $22,948 and $63,962, respectively, and for the three and nine months ended September 30, 2013, we paid rent of $18,886 and $57,857, respectively. The lease expires March 31, 2016.

On October 16, 2013, the Company entered into an Office Lease Agreement with Frost Real Estate Holdings, LLC, a Florida limited liability company owned by Dr. Phillip Frost, a significant shareholder. Pursuant to the lease, the Company rents 1,437 square feet of office space for an initial term of three years, with an option to renew the lease for an additional three- year term. For the three and nine months ended September 30, 2014, we paid rent of $14,358 and $41,186, respectively.

During the nine months ended September 30, 2014, the Company purchased split dollar life insurance policies on certain key executives. These policies provide a split of 50% of the death benefit proceeds to the Company and 50% to the officer’s designated beneficiaries.

Note 15:  Endorsement Agreements

Arnold Schwarzenegger

On July 26, 2013, the Company entered into an Endorsement Licensing and Co-Branding Agreement by and among, the Company, Arnold Schwarzenegger, Marine MP, LLC, and Fitness Publications, Inc. Under the terms of the agreement, Mr. Arnold Schwarzenegger will co-develop a special Arnold Schwarzenegger product line and will be co-marketed under Mr. Schwarzenegger’s name and likeness.

In connection with this agreement, the Company also issued Marine MP, LLC fully vested restricted shares of common stock with an aggregate market value of $8,541,000. As of September 30, 2014 and December 31, 2013, the amount of unamortized stock compensation expense related to this agreement was $5,171,400 and $7,300,800, respectively. The shares are being amortized over the original three-year term of the agreement. The current and non-current portions of this unamortized stock compensation are included as a component of prepaid stock compensation in the Consolidated Balance Sheets.

Tiger Woods

Effective July 1, 2014, the Company entered into an Endorsement Agreement with ETW Corp. Under the terms of the agreement, Tiger Woods will endorse certain of the Company’s products and use a golf bag during all professional golf play which prominently displays the MusclePharm name and logo.

In conjunction with this agreement, on July 3, 2014, the Company issued 446,853 shares of the Company’s restricted common stock to ETW Corp with an aggregate market value of $5,000,000. As of September 30, 2014, the amount of unamortized stock compensation expense related to this agreement was $4,684,932. The shares are being amortized over the original four-year term of the agreement. The current and non-current portions of the unamortized stock compensation are included as a component of prepaid stock compensation in the Consolidated Balance Sheets.

Johnny Manziel

Effective July 15, 2014, the Company entered into an Endorsement Agreement for the services of Johnny Manziel. As part of this agreement, the Company issued warrants to purchase 100,000 shares of MusclePharm common stock at an exercise price of $11.90 per share. These warrants vest monthly over a period of 24 months beginning August 15, 2014, and have a five-year contractual term.  For the three and nine month periods ended September 30, 2014, the Company recognized stock based compensation expense of $69,189 related to these warrants, included as a component of advertising and promotion expense in the Consolidated Statements of Operations.  The Company used the Black-Scholes pricing model to determine the estimated fair value of the warrants, with the following assumptions:  expected life of five years, risk free interest rate of 1.70%, dividend yield of 0.00%, and expected volatility of 55%.

Note 16:  Biozone Labs Acquisition

On January 2, 2014, the Company completed its acquisition of BioZone Pharmaceuticals, Inc. for $7,110,730 in MusclePharm common stock, net of an embedded derivative to repurchase common stock valued at $444,000 and a net contingent asset of $1,498,053.

The purchase price under the asset purchase agreement was 1.2 million shares of the Company’s common stock of which 600,000 shares were issued to the seller and 600,000 shares were placed into escrow for a period of nine months to cover indemnification obligations.  These 600,000 escrowed shares are also subject to repurchase from the escrow for $10.00 per share in cash resulting in the previously mentioned embedded derivative.  The initial 600,000 were issued to the seller upon closing and are subject to a lockup agreement which permits private sales (subject to the lockup and certain leak out provisions).

As of September 30, 2014 the Company completed the final fair value analysis of all assets and liabilities acquired, and sent a notice of claim to the seller and escrow agent for the shares being held in escrow.  In conjunction with the fair value analysis, the Company recognized a bargain purchase gain of $3,685,568, as the fair value of assets and liabilities acquired exceeded the total amount of consideration as Biozone was experiencing a distressed financial situation.  After the return of shares held in escrow, the Company also recognized a $1,579,286 gain as reimbursement of expenses and conclusion of a contingent asset and liability related to one of the leased buildings that Biozone Labs operates.

The bargain purchase gain and contingent asset gain are included as a component of Other Income (Expense) in the Consolidated Statements of Operations.

The Biozone Labs asset purchase is considered an acquisition of a business and was accounted for in accordance with accounting guidance for business combinations. The acquired assets and liabilities have been recognized at their estimated fair value, and the purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed. MusclePharm contracted a third party valuation firm to determine the fair value at the date of purchase of all identifiable tangible and intangible assets purchased in the acquisition. Based upon the fair values, the purchase price allocation is as follows:

Purchase Price Allocation
Net Tangible Assets
Current assets	$3,183,152
Property & equipment	1,859,066
Liabilities assumed	(1,378,920)
Total net tangible assets acquired	3,663,298
Identified Intangible Assets
Customer relationships	3,130,000
Technology	2,158,000
Brand	1,776,000
Non-compete agreements	69,000
Total identified intangible assets acquired	7,133,000
Bargain Purchase Gain	(3,685,568)
Total	$7,110,730

Unaudited Pro Forma Income Statement

The accompanying consolidated statements of operations include the results of the Biozone Labs acquisition from the acquisition date of January 2, 2014. The Company has determined that there were no significant transactions during the one day which is not presented in the accompanying consolidated statement of operations for the nine months ended September 30, 2014 and has therefore not presented the pro forma effects of the acquisition for this period. The unaudited pro forma effects of the acquisition on the results of operations as if the acquisition had been completed on January 1, 2013 for the three and nine months ended September 30, 2013 is as follows:

Three Months Ended September 30, 2013
	MusclePharm Corp.	BioZone Pharmaceuticals Inc.	Combined Before Pro Forma Adjustments	Pro Forma Adjustments		MusclePharm Corp. Pro Forma
Sales - net	$25,343,968	$2,086,985	$27,430,953	$-		$27,430,953
Net loss	(3,945,836)	1,625,451	(2,320,385)	(70,144)	(a)	(2,390,529)

Net loss per share - basic and diluted	$(0.49)	-	-	-		$(0.29)
Weighted average number of common shares used in per share calculations - basic and diluted	8,125,084	-	-	-		8,125,084

Nine Months Ended September 30, 2013
			Combined
		BioZone	Before Pro			MusclePharm
	MusclePharm	Pharmaceuticals	Forma	Pro Forma		Corp.
	Corp.	Inc.	Adjustments	Adjustments		Pro Forma
Sales - net	$73,385,193	$5,764,116	$79,149,309	$-		$79,149,309
Net loss	(13,729,627)	(194,900)	(13,924,527)	(218,162)	(a)	(14,142,689)

Net loss per share - basic and diluted	$(2.19)	-	-	-		$(2.25)
Weighted average number of common shares used in per share calculations - basic and diluted	6,276,125	-	-	-		6,276,125

(a)Pro forma adjustment to eliminate historical seller depreciation expense and record depreciation and amortization expense resulting from the assets acquired.

The above unaudited pro forma results include adjustments for depreciation of property and equipment and amortization of acquired intangible assets. The unaudited pro forma information as presented above is for informational purposes only and is not necessarily indicative of results of operations that would have been achieved if the acquisition had taken place at the date identified.

Note 17:  Intangible Assets

Intangible assets consist of the following:

				Weighted
	As of September 30, 2014			average
		Accumulated		amortization
	Gross Assets	Amortization	Net Assets	period (years)
Amortized intangible assets
Customer relationships	$3,130,000	$(156,500)	$2,973,500	14.26
Technology	2,158,000	(202,313)	1,955,687	7.26
Non-compete agreements	69,000	(25,875)	43,125	1.25
Patents	52,501	(19,596)	32,905	2.77
Trademarks	35,000	(17,818)	17,182	2.25
Brand	1,776,000	-	1,776,000	19.27
Domain name	67,665	-	67,665	-
Total intangible assets	7,288,166	(422,102)	6,866,064

Amortization expense for the three months ended September 30, 2014 and 2013 was $(156,194) and zero, respectively, and for the nine months ended September 30, 2014 and 2013 was $422,102 and zero, respectively.  Due to the finalization of the valuation related to the purchased assets of Biozone Labs during the quarter, the Company recognized a cumulative adjustment to amortization of intangible assets resulting in a benefit of $429,790.  Amortization expense is included in operating expenses in the Consolidated Statement of Operations.

As of September 30, 2014, the estimated future amortization expense of intangible assets is as follows:

2014 (remaining 3 months)	$222,349
2015	622,061
2016	584,083
2017	571,497
2018	569,491
Thereafter	4,296,583
Total amortization expense	$6,866,064

Note 18: Subsequent Events

The Company evaluates subsequent events for disclosure that may have occurred between the financial statement date and the date of the filing of Form 10-Q with the Securities and Exchange Commission.  Below is a list of material subsequent events through the date of filing:

Officers and Director Changes

Effective October 1, 2014, the Board of Directors appointed Andrew Lupo to serve as a member of the Company’s Board of Directors and as Chairman of the Company’s Compensation Committee. The Board of Directors has determined that Mr. Lupo is an independent director pursuant to the rules of the NASDAQ Stock Market.

Mr. Lupo will be compensated for his services at the same level as the other non-employee directors of the Company, pursuant to the Company’s Non-Employee Director Compensation Program.  There is no family relationship between Mr. Lupo and any of our other officers and directors.

On October 14, 2014, Mr. Sydney Rollock resigned his position as Chief Marketing and Sales Officer of MusclePharm Corporation.  Simultaneously with Mr. Rollock’s resignation as an employee of the Company, Mr. Rollock and the Company entered into a Separation and Release of Claims Agreement pursuant to which Mr. Rollock ended his employment with the Company.  Pursuant to his release agreement, Mr. Rollock shall vest in all unvested restricted stock.

Mr. Rollock’s resignation was not as a result of any disagreements with the Company’s operations, policies or practices.

CoCrystal Pharma Stock Repurchase

The Company purchased 250,000 shares of the Company’s common stock, which were being held in escrow pursuant to the Biozone Labs asset purchase agreement, for an aggregate purchase price of $2,500,000.  These shares will be accounted for as Treasury Shares upon repurchase.

Stock Grant to Employees and Directors

In conjunction with the shareholder annual meeting, the Board of Directors granted 1,230,000 restricted shares on October 1, 2014 to certain executives and other employees.  The shares vest as follows: 60% on December 31, 2016, 20% on December 31, 2017, and 20% on December 31, 2018.

On October 15, 2014, the Company granted a total of 4,748 shares of restricted to stock to two new members of the MusclePharm Board of Directors, who joined the Board during 2014 as part of the annual director’s compensation plan.  These shares were vested upon issuance.

Appointment of Chairman of the Disclosure Committee and Risk Management Officer

On November 6, 2014 the Board of Directors approved the appointment of John Price, Executive Vice President, as the Chairman of the Company’s Disclosure Committee and Risk Management Officer.

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

MusclePharm is an aggressive growth company with a portfolio of brands that we believe fuels growth across many marketing categories and geographies. For the three months ended September 30, 2014 we grew net sales to $47.8 million, up 88% from the same period in 2013, with a 2-year 60% compound annual growth rate (“CAGR”). For the nine months ended September 30, 2014, we grew net sales to $144.7 million up 97% from the same period in 2013 with a 2-year CAGR of 69%.

Results of Operations

For the Three Months Ended September 30, 2014 and 2013 (unaudited):

	Three Months Ended
	September 30, 2014
		% of Net		% of Net	Increase/	%
	2014	Sales	2013	Sales	(Decrease)	Change
Sales - net	$47,768,320		$25,343,968		$22,424,352	88.5%
Cost of sales	32,811,630	68.7%	17,937,768	70.8%	14,873,862	82.9%
Gross profit	14,956,690	31.3%	7,406,200	29.2%	7,550,490	101.9%
Operating expenses	19,494,145	40.8%	12,278,980	48.4%	7,215,165	58.8%
Loss from operations	(4,537,455)	-9.5%	(4,872,780)	-19.2%	335,325	(6.9)%
Other income (expense) - net	5,234,618	11.0%	926,944	3.7%	4,307,674	464.7%
Net income (loss) before taxes	697,163	1.5%	(3,945,836)	-15.6%	4,642,999	(117.7)%
Income tax provision	(94,545)	-0.2%	-	0.0%	(94,545)	(100.0)%
Net income (loss) after income taxes	$602,618	1.3%	$(3,945,836)	-15.6%	$4,548,454	(115.3)%
Net income (loss) per share - basic	$0.05		$(0.47)
Net income (loss) per share - diluted	$0.05		$(0.47)
Weighted average number of shares used in per share calculations - basic	11,032,996		8,475,084
Weighted average number of shares used in per share calculations - diluted	12,612,896		8,475,084

Sales - Net

Net sales increased to $47.8 million from $25.3 million, an increase of $22.4 million or 88.5% for the three months ended September 30, 2014 compared to the three months ended September 30, 2013.  The increase in sales was primarily due to broadening our distribution channels resulting in new customers, releasing new products, and development of our strategic partnerships resulting in increased domestic and international brand awareness.

The increase in sales is related to the successful execution of our growth strategy, which includes increasing our product distribution and sales through increased brand awareness, marketing and promotion, and sponsorships and endorsements both domestically and internationally. The following is a summary of the growth in the channels:

•	Food, Drug and Mass (FDM) is a new distribution channel for us in 2014, which was launched in fourth quarter 2013 and accounted for $8.4 million of our sales increase.
•	Our international distribution channel has been another key area of growth in 2014, contributing $17.7 million in sales, an increase of $10.2 million, or 136%, compared to $7.5 million.
•	Our specialty distribution channel, which includes distributors and online retailers, decreased $1.1 million.
•	Biozone Labs, which we acquired in January 2014, contributed $4.9 million of our sales growth.

Discounts & Returns

	Three Months Ended September 30,
	2014	2013
Sales	$55,634,539	$31,080,225

Discounts and returns	(7,866,219)	(5,736,257)

Sales - Net	$47,768,320	$25,343,968

Discounts as a percent of gross sales	14%	18%

Discounts and returns, as a percent of gross sales for the three months ended September 30, 2014, decreased to 14% from 18% for the three months ended September 30, 2013, related to continued efforts to evaluate and refine customer promotions to improve the efficiency of our marketing and promotion initiatives, while continuing to focus on our strategic growth strategy.

Cost of Sales and Gross Profit

Cost of sales, as a percent of gross sales for the three months ended September 30, 2014, decreased to 69% from 71% for the three months ended September 30, 2013 related to our continued focus on cost control.

Operating Expenses

Operating expenses as a percentage of revenue decreased to 41% from 48% for the three months ended September 30, 2014 compared to the three months ended September 30, 2013.

Operating expenses increased to $19.5 million from $12.3 million, an increase of $7.2 million or 59% for the three months ended September 30, 2014 compared to the three months ended September 30, 2013.

Advertising and promotion expense includes athletic endorsements and sponsorships with Arnold Schwarzenegger, Tiger Woods and other athletes.  These strategic partnerships and endorsements are part of our growth strategy to expand brand awareness, brand extension, and develop new sales channels to drive sales.  $2.8 million of advertising and promotion expense was related to strategic partnerships and endorsement of which $1.1 million was non-cash stock based compensation.  Total advertising expense for the three months ended September 30, 2014 and 2013 was $7.7 million and $4.0 million, respectively, an increase of $3.7 million of which $1.9 million is related to an increase in the afore mentioned strategic partnerships and endorsements.  The remaining $1.8 million increase is related to other marketing efforts.

Total salaries and benefits for the three months ended September 30, 2014 and 2013 was $6.0 million and $3.9 million, respectively, an increase of $2.2 million.  $0.7 million of the increase was non-cash stock based compensation; $0.8 million related salary and benefit for employees joining the Company as part of the Biozone Labs acquisition in January 2014; and the remaining increase was due to salary adjustments and additional headcount to support our continued growth strategy.

Research and development expenses increased $0.5 million related to the Biozone Labs acquisition completed on January 2, 2014 and continued product research and development of MusclePharm products.

Selling, general and administrative expense increased $1.7 million of which $0.6 million is related to the Biozone Labs acquisition, and the remaining increase is for expenses to support our continued growth.

Professional fees as a percentage of revenue decreased to 2.8% from 8.9% for the three months ended September 30, 2014 compared to the three months ended September 30, 2013.  Included in professional fees are legal fees related to the ongoing SEC investigation of $0.6 million.

The following table provides an overview of expense categories and percentage of net revenue:

	Three Months Ended September 30,
		% of		% of	Increase/	%
	2014	Revenue	2013	Revenue	(Decrease)	Change
Advertising and promotion	$7,749,156	16.2%	$4,043,064	16.0%	$3,706,092	91.7%
Salaries and benefits	6,041,157	12.6%	3,854,945	15.2%	2,186,212	56.7%
Selling, general, and administrative	3,651,739	7.6%	1,936,610	7.6%	1,715,129	88.6%
Research & development	735,472	1.5%	181,908	0.7%	553,564	304.3%
Professional fees	1,316,621	2.8%	2,262,453	8.9%	(945,832)	(41.8)%
Total Operating expenses	$19,494,145	40.8%	$12,278,980	48.4%	$7,215,165	58.8%

Other Income (Expense)

Other income (expense) was $5.2 million for the three months ended September 30, 2014, compared to $0.9 million for the three months ended September 30, 2013.

	Three Months Ended
	September 30,
	2014	2013
Change in fair value of derivative liabilities	$-	$305,421
Gain on settlement of accounts payable and debt	-	67,489
Gain on derivative instrument	-	444,059
Accretion of note discount	-	115,429
Bargain purchase gain	5,264,854	-
Interest expense	(28,659)	(1,302)
Foreign currency transaction loss	(1,577)	(4,152)
Interest income	-	-
Other income - net	-	-
Total other income (expense)	$5,234,618	$926,944

The Company realized a bargain purchase gain on the acquisition of Biozone Labs assets of $5.3 million as a result of the finalization of the purchase price allocation for the assets and liabilities acquired.  The Company realized a bargain purchase gain of $3.7 million resulting from acquired tangible and intangible assets that had estimated fair values that exceeded the consideration paid for the assets.  Also included in the total gain is $1.6 million relating to the receipt of shares held in escrow for the indemnification claim that arose after the acquisition date.

The gain in the change in fair value of derivative liability of $0.3 million for the three months ended September 30, was due to the market to market adjustment as a result of the change in market value of the underlying MusclePharm common stock related to the Series D convertible preferred shares.  These shares and the resulting derivative liability was fully satisfied in April 2014, and as such had no impact for the three months ended September 30, 2014.  The gain on derivative instrument and the accretion of the note discount included in the three months ended September 30, 2013 was related to the Biozone Labs convertible note and warrants that were purchased in August 2013 and subsequently sold in fourth quarter 2013.  As a result, there was no financial statement impact for the three months ended September 30, 2014.

For the Nine Months Ended September 30, 2014 and 2013 (unaudited):

	Nine Months Ended
	September 30, 2014
		% of Net		% of Net	Increase/	%
	2014	Sales	2013	Sales	(Decrease)	Change
Sales - net	$144,717,761		$73,385,193		$71,332,568	97.2%
Cost of sales	96,241,239	66.5%	49,900,891	68.0%	46,340,348	92.9%
Gross profit	48,476,522	33.5%	23,484,302	32.0%	24,992,220	106.4%
Operating expenses	51,453,415	35.6%	31,819,494	43.4%	19,633,921	61.7%
Loss from operations	(2,976,893)	-2.1%	(8,335,192)	(11.4)%	5,358,299	(64.3)%
Other income (expense) - net	5,552,723	3.8%	(5,394,435)	(7.4)%	10,947,158	-202.9%
Net income (loss) before taxes	2,575,830	1.8%	(13,729,627)	(18.7)%	16,305,457	(118.8)%
Income tax provision	(171,492)	-0.1%	-	0.0%	(171,492)	(100.0)%
Net income (loss) after income taxes	$2,404,338	1.7%	$(13,729,627)	(18.7)%	$16,133,965	(117.5)%
Net income (loss) per share - basic	$0.23		$(2.07)
Net income (loss) per share - diluted	$0.20		$(2.07)
Weighted average number of shares used in per share calculations - basic	10,652,781		6,626,125
Weighted average number of shares used in per share calculations - diluted	12,112,017		6,626,125

Sales - Net

Net sales increased to $144.7 million from $73.4 million, an increase of $71.3 million or 97% for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.  The increase in sales was primarily due to broadening our distribution channels resulting in new customers, releasing new products, and development of our strategic partnerships resulting in increased domestic and international brand awareness.

The increase in sales is related to the successful execution of our growth strategy, which includes increasing our product distribution and sales through increased brand awareness, marketing and promotion, and sponsorships and endorsements both domestically and internationally. The following is a summary of the growth in the channels:

•	Food, Drug and Mass (FDM) is a new distribution channel for us in 2014, which was launched in fourth quarter 2013 and accounted for $18.6 million of our sales increase.
•	Our international distribution channel has been another key area of growth in 2014, contributing $55.9 million in sales, an increase of $33.1 million, or 145% compared to $22.8 million.
•	Our specialty distribution channel, which includes distributors and online retailers, contributed $59.1 million in sales, an increase of $9.2 million, or 18% compared to $49.9 million.
•	Biozone Labs, which we acquired in January 2014, contributed $10.3 million of our sales growth.

Discounts & Returns

	2014	2013
Sales	$164,168,386	$84,519,744

Discounts and returns	(19,450,625)	(11,134,551)

Sales - Net	$144,717,761	$73,385,193

Discounts as a percent of gross sales	12%	13%

Discounts and returns, as a percent of gross sales for the nine months ended September 30, 2014, decreased to 12% from 13% for the nine months ended September 30, 2013, related to continued efforts to evaluate and refine customer promotions to improve the efficiency of our marketing and promotion initiatives, while continuing to focus on our strategic growth strategy.

Cost of Sales and Gross Profit

Cost of sales, as a percent of gross sales for the nine months ended September 30, 2014, decreased to 67% from 68% for the nine months ended September 30, 2013 related to our continued focus on cost control.

Operating Expenses

Operating expenses as a percentage of revenue decreased to 36% from 43% for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

Operating expenses increased to $51.4 million from $31.8 million, an increase of $19.6 million or 62% for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

Advertising and promotion expense includes athletic endorsements and sponsorships with Arnold Schwarzenegger, Tiger Woods and other athletes.  These strategic partnerships and endorsements are part of our growth strategy to expand brand awareness, brand extension, and develop new sales channels to drive sales.  $6.7 million of advertising and promotion expense was related to strategic partnerships and endorsement of which $2.6 million was non-cash stock based compensation.  Total advertising expense for the nine months ended September 30, 2014 and 2013 was $20.0 million and $9.6 million, respectively, an increase of $10.4 million of which $5.8 million is related to an increase in the afore mentioned strategic partnerships and endorsements.  The remaining $4.6 million increase is related to other marketing efforts.

Total salaries and benefits for the three months ended September 30, 2014 and 2013 was $17.2 million and $6.7 million, respectively, an increase of $10.5 million.  $4.8 million of the increase was non-cash stock based compensation; $1.9 million related salary and benefit for employees joining the Company as part of to the Biozone Labs acquisition in January 2014; and the remaining increase was due to salary adjustments and additional headcount to support our continued growth strategy.

Research and development expenses increased $2.6 million related to the Biozone Labs acquisition completed on January 2, 2014 and continued product research and development of MusclePharm products.

Selling, general and administrative expense increased $2.9 million of which $1.6 million is related to the Biozone Labs acquisition, and the remaining increase is for expenses to support our continued growth.

Professional fees as a percentage of revenue decreased to 2.3% from 13.7% for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.  Professional fees decreased by $6.6 million and includes legal fees related to the ongoing SEC investigation of $1.9 million.

The following table provides an overview of expense categories and percentage of net revenue:

	Nine Months Ended September 30,
		% of		% of	Increase/	%
	2014	Revenue	2013	Revenue	(Decrease)	Change
Advertising and promotion	$19,996,905	13.8%	$9,635,642	13.1%	$10,361,263	107.5%
Salaries and benefits	17,185,451	11.9%	6,667,313	9.1%	10,518,138	157.8%
Selling, general, and administrative	7,881,047	5.4%	5,000,831	6.8%	2,880,216	57.6%
Research & development	2,996,301	2.1%	441,269	0.6%	2,555,032	579.0%
Professional fees	3,393,711	2.3%	10,074,439	13.7%	(6,680,728)	(66.3)%
Total Operating expenses	$51,453,415	35.6%	$31,819,494	43.4%	$19,633,921	61.7%

Other Income (Expense)

Other income and (expense) was $5.6 million of income for the nine months ended September 30, 2014, compared to the $(5.4) million of expense for the nine months ended September 30, 2013.

	Nine Months Ended
	September 30,
	2014	2013

Derivative expense	$-	$(96,913)
Change in fair value of derivative liabilities	373,944	(5,466,542)
Gain on settlement of accounts payable and debt	31,477	392,144
Gain (loss) on derivative instrument	(386,103)	444,059
Accretion of note discount	-	115,429
Bargain purchase gain	5,264,854	-
Interest expense	(85,047)	(782,747)
Foreign currency transaction loss	(36,073)	(9,865)
Interest income	223,049	-
Other income - net	166,622	10,000
Total other income (expense)	$5,552,723	$(5,394,435)

The Company realized a bargain purchase gain on the acquisition of Biozone Labs assets of $5.3 million as a result of the finalization of the purchase price allocation for the assets and liabilities the Company acquired.  The Company realized a bargain purchase gain of $3.7 million resulting from acquired tangible and intangible assets that had estimated fair values that exceeded the consideration paid for the assets.  Also included in the total gain is $1.6 million relating to the receipt of shares held in escrow for the indemnification claim that arose after the acquisition date.

The change in the fair value of derivative liability decreased from expense of $5.5 million for the nine months ended September 30, 2013 to a gain of $0.4 million for the nine months ended September 30, 2014. The gain in 2014 was for the market to market adjustments for the change in the market value of the underlying MusclePharm common stock prior to the conversion of the remaining Series D preferred shares on April 2, 2014. Interest expense also decreased during the same period due to the elimination of convertible debt in 2013.  The gain on derivative instrument and the accretion of the note discount included in the nine months ended September 30, 2013 was related to the BioZone convertible note and warrants that were purchased in August 2013 and subsequently sold in fourth quarter 2013.  As a result, there was no financial statement impact for the nine months ended September 30, 2014.

Liquidity and Capital Resources

The Company’s cash position is as follows:

	September 30, 2014	December 31, 2013
Cash	$2,949,773	$5,411,515

Cash as a percent of total assets	4%	10%

The following table summarizes total current assets, liabilities and working capital at September 30, 2014, compared to December 31, 2013.

			Working Capital
	September 30, 2014	December 31, 2013	Increase
Current Assets	$59,027,678	$44,526,480	$14,501,198
Current Liabilities	(41,385,236)	(32,368,521)	(9,016,715)
Working Capital	$17,642,442	$12,157,959	$5,484,483

Product sales have been the primary source of generating working capital. Additionally, we secured an $8.0 million line of credit during third quarter 2014 which we can borrow for working capital needs.  At September 30, 2014 we had cash of $2.9 million and working capital of $17.6 million, compared to cash of $5.4 million and working capital of $12.2 million at December 31, 2013. During the nine months ended September 30, 2014, the Company increased working capital $5.5 million with a combination of cash flows used in operations and the line of credit.  Our working capital increased related to a $9.5 million increase in accounts receivable, $8.3 million increase in inventory, an increase in prepaid operating expenses of $1.7 million, and a decrease in our derivative liability of $1.1 million offset by an increase of $4.7 million in accounts payable and accrued liabilities and an increase of $8.0 million in line of credit borrowing, and a decrease in cash of $2.4 million.

The Company’s management believes that with continued growth and increased sales expansion, we will be able to fund operations with operating cash flow.

Our net consolidated cash inflows (outflows) are as follows:

	Nine Months Ended September 30,
	2014	2013
Operating Activities	$(5,545,013)	$(8,054,537)
Investing Activities	(3,518,597)	(2,919,047)
Financing Activities	6,620,217	16,664,190
Effect of exchange rates on cash and cash equivalents	(18,349)	(6,950)
Net (decrease) increase in cash	$(2,461,742)	$5,683,656

Cash used in operating activities was $5.5 million for the nine months ended September 30, 2014, was primarily due to changes in operating assets and liabilities, which included increases in accounts receivable of $9.1 million, increases in inventory of $7.4 million, prepaid operating expenses of $5.7 million, and a non-cash bargain purchase gain of $5.3 million.  These were offset by net income of $2.4 million and positive adjustments to net income for non-cash expense items including depreciation of $1.0 million, amortization of prepaid stock expense of $2.7 million, amortization of prepaid sponsorships of $5.0 million, amortization of stock-based compensation of $6.9 million, amortization of intangibles of $0.4 million, and increases in accounts payable and accrued liabilities of $3.6 million.

Cash used in investing activities was $3.5 million for the nine months ended September 30, 2014 due to the purchase of property and equipment of $3.7 million, which was offset by proceeds from the sale of investment in debt security of $0.2 million.

Cash provided by financing activities was $6.6 million for the nine months ended September 30, 2014 due to the advance on our line of credit of $8.0 million offset by the purchase of treasury stock of $1.4 million.

Off-Balance Sheet Arrangements

As of September 30, 2014, we did not have any off-balance sheet arrangement as defined in item 303(a)(4)(ii) of Regulation S-K.

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

Recently Adopted Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry-forward, a Similar Tax Loss, or a Tax Credit Carry-forward Exists.” This ASU provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carry forward or a tax credit carry forward exists. Under the ASU, the Company’s unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carry forward or a tax credit carry forward. This ASU applies to all entities that have unrecognized tax benefits when a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward exists at the reporting date.  The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this ASU did not have a material impact on the Company's financial statements.

Recent Accounting Pronouncements

In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (“ASU 2014-12”). The amendments in ASU 2014-12 require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Accounting Standards Codification Topic No. 718, “Compensation – Stock Compensation” (“ASC 718”), as it relates to awards with performance conditions that affect vesting to account for such awards. The amendments in ASU 2014-12 are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in ASU 2014-12 either: (a) prospectively to all awards granted or modified after the effective date; or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The adoption of ASU 2014-12 is not expected to have a material effect on the Company’s unaudited consolidated financial statements or disclosures.

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers" (“ASU 2014-09”), which provides guidance for revenue recognition. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, “Revenue Recognition- Construction-Type and Production-Type Contracts.” ASU 2014-09’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for the Company beginning January 1, 2017 and, at that time, the Company may adopt the new standard under the full retrospective approach or the modified retrospective approach. Early adoption is not permitted. The Company is currently evaluating the method and impact the adoption of ASU 2014-09 will have on the Company’s unaudited condensed consolidated financial statements and disclosures.

In April 2014, the FASB issued ASU 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU 2014-08 changes the criteria for reporting a discontinued operation. Under the new pronouncement, a disposal of a part of an organization that has a major effect on its operations and financial results is a discontinued operation. The Company is required to adopt ASU 2014-08 prospectively for all disposals or components of its business classified as held for sale during fiscal periods beginning after December 15, 2014. The adoption of ASU 2014-08 is not expected to have a material effect on the Company’s unaudited consolidated financial statements or disclosures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable for Smaller Reporting Companies.

Item 4. Controls and Procedures.

Evaluation of Controls and Procedures

MusclePharm Corporation. maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report (the evaluation date). Based on this evaluation, and due to the restatement described in our Current Report on Form 8-K filed with the SEC on October 31, 2014 and the amendment No. 1 to the Company’s Quarterly Report on From 10-Q for the quarter ended June 30, 2014, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective to provide reasonable assurance that the information relating to MusclePharm Corporation including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to MusclePharm Corporation’s management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  The Audit Committee of the Company’s Board of Directors (the “Board”) has been actively engaged in developing a remediation plan to address the identified ineffective controls that existed as of September 30, 2014. Implementation of the remediation plan is in process and consists of, among other things, redesigning the procedures to enhance the identification, capture, review, approval and recording of contract terms including insurance agreements and the treatment and confirmation of insurance recoveries. On November 6, 2014, the Board appointed John Price, the Company’s Executive Vice President of Finance, as the Chairman of the Company’s as its Risk Management Officer (“RMO”) to ensure compliance with the remediation plan. In his capacity as RMO, Mr. Price shall be responsible for managing the Company’s risk assessment as it relates to financial reporting obligations, disclosures with the SEC as well as implementing, managing, and assuring compliance with the remediation plan.

Change in Internal Control over Financial Reporting

Except has described above, there has been no change in MusclePharm Corporation’s internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), during MusclePharm Corporation’s most recent quarter that has materially affected, or is reasonably likely to materially affect, MusclePharm Corporation’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Except as disclosed below we are currently not involved in any new litigation that we believe could have a material adverse effect on our financial condition or results of operations. Except as disclosed below and in Note 12: Commitments, Contingencies and Other Matters, to the Financial Statements contained herein there is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

580 Garcia Properties, LLC vs. Biozone Laboratories, Inc.

On March 27, 2014, Plaintiff 580 Garcia Properties, LLC, filed a lawsuit for unlawful detainer in California Superior Court in Contra Costa County, Case No. PS14-0407, against Defendants Biozone Laboratories, Inc., a California corporation, and Biozone Pharmaceuticals, Inc., a Nevada corporation (together, “Biozone Labs”). The lawsuit seeks judicial determination of lease termination based on the landlords’ refusal to consent to lease assignment as well as incidental damages for alleged rental value even though rent payments are current, and attorney’s fees. On March 21, 2014 the Company received an eviction notice for our Biozone Labs facility at 580 Garcia Avenue, Pittsburg, CA. The Company believes that this legal action is without merit and intends to defend this cause of action. However, if this matter is adversely determined against us, the Company is unable to quantify the amount of damages it would incur, including without limitation, moving expenses. The Company is entitled to indemnification from Biozone Labs pursuant to the Asset Purchase Agreement, dated November 12, 2013, by and among MusclePharm Corporation, a Nevada corporation, Biozone Laboratories, Inc., a Nevada corporation, Biozone Pharmaceuticals, Inc., a Nevada corporation, Biozone Laboratories, Inc., a California corporation, Baker Cummins Corp. a Nevada corporation, and an indemnity agreement executed by Biozone Labs in favor of the Company. The Company is entitled to bring indemnity claims against Biozone for this cause of action as well as other potential claims on or before the date which is nine months from January 2, 2014.

Item 1A. Risk Factors.

Our cash flows and capital resources may be insufficient to make required payments on our indebtedness and future indebtedness.

Our indebtedness could have important consequences to you. For example, it could:

•	make it difficult for us to satisfy our debt obligations;

•	make us more vulnerable to general adverse economic and industry conditions;

•	limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions and other general corporate requirements;

•	expose us to interest rate fluctuations because the interest rate on the debt under the Credit Facility is variable;

•	require us to dedicate a portion of our cash flow from operations to payments on our debt, thereby reducing the availability of our cash flow for operations and other purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and

•	place us at a competitive disadvantage compared to competitors that may have proportionately less debt and greater financial resources.

In addition, our ability to make scheduled payments or refinance our obligations depends on our successful financial and operating performance, cash flows and capital resources, which in turn depend upon prevailing economic conditions and certain financial, business and other factors, many of which are beyond our control. These factors include, among others:

•	economic and demand factors affecting our industry;

•	pricing pressures;

•	increased operating costs;

•	competitive conditions; and

•	other operating difficulties.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell material assets or operations, obtain additional capital or restructure our debt. In the event that we are required to dispose of material assets or operations to meet our debt service and other obligations, the value realized on such assets or operations will depend on market conditions and the availability of buyers. Accordingly, any such sale may not, among other things, be for a sufficient dollar amount. Our obligations pursuant to the Loan Documents are secured by a security interest in all of our operating company's inventories, receivables and proceeds from those items. The foregoing encumbrances may limit our ability to dispose of material assets or operations. We also may not be able to restructure our indebtedness on favorable economic terms, if at all.

We may incur additional indebtedness in the future, including pursuant to the Loan Documents. Our incurrence of additional indebtedness would intensify the risks described above.

The Loan Documents governing our indebtedness contain various covenants limiting the discretion of our management in operating our business.

The Loan Documents contain, subject to certain carve-outs, various restrictive covenants that limit our management's discretion in operating our business. In particular, these instruments limit our ability to, among other things:

•	incur additional debt;

•	grant liens on assets;

•	make investments, including capital expenditures;

•	sell or acquire assets outside the ordinary course of business;

•	engage in transactions with affiliates; and

•	make fundamental business changes.

The Loan Documents require us to (i) maintain certain financial ratios and (ii) limit our capital expenditures (to the extent we require additional financings). If we and our subsidiaries fail to comply with the restrictions in the Loan Documents, a default may allow the creditors under the relevant instruments to accelerate the related debt and to exercise their remedies under these agreements, which will typically include the right to declare the principal amount of that debt, together with accrued and unpaid interest and other related amounts, immediately due and payable, to exercise any remedies the creditors may have to foreclose on assets that are subject to liens securing that debt and to terminate any commitments they had made to supply further funds. The Loan Documents governing our indebtedness also contain various covenants that may limit our ability to pay dividends.

Other than the risk factors just described, we believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 31, 2014. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In July 2014, the Company issued 446,853 shares of common stock pursuant to an endorsement agreement with Tiger Woods.

In July 2014, the Company issued a warrant to purchase 100,000 shares of common stock pursuant to an endorsement agreement with Johnny Manziel.

In September 2014, the Company issued 30,000 shares of common stock pursuant to a professional services agreement.

Item 2C.  Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

In August and September 2014, the Company repurchased 100,000 shares of MusclePharm common stock for an aggregate purchase price of $1,362,881 pursuant to the 10b5-1 repurchase program that was approved by the MusclePharm Board of Directors in December 2013.  The plan authorized up to $5,000,000 worth of MusclePharm common shares on the open market for a one year period.

On October 1, 2014 the Company submitted an Option Exercise Notice to CoCrystal Pharma, Inc. (f/k/a Biozone Pharmaceuticals, Inc.) under the Biozone Labs asset purchase agreement, which permitted the Company to repurchase shares held in escrow as part of the consideration paid for the Biozone Labs assets and liabilities.  The Company purchased 250,000 shares of the Company’s common stock.  Additionally, in conjunction with the claim with Biozone, we received 350,000 shares released from the escrow.  The table below summarizes those purchases:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased Pursuant to 10(b)5-1 Repurchase Program	Remaining Dollar Value of Shares That May Yet Be Purchased Under 10(b)5-1 Repurchase Program
August 26-29, 2014	21,002	$13.56	21,002	$3,781,354
September 2-12, 2014	78,998	13.65	78,998	2,703,336

Biozone Share Repurchase and Claim
October 1, 2014	250,000	10.00
September 30, 2014	350,000	13.20
Total	700,000	$12.12	100,000	$2,703,336

Item 3. Defaults Upon Senior Securities.

There were no defaults upon senior securities during the nine months ended September 30, 2014.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

31.1*	Rule 13 (A) – 14(A) Certification of Principal Executive Officer

31.2*	Rule 13 (A) – 14(A) Certification of Principal Financial Officer

32.1*	Section 1350 Certification of Principal Executive Officer

32.2*	Section 1350 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase
*	Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MUSCLEPHARM CORPORATION

Date: November 14, 2014	By:	/s/ Brad J. Pyatt
	Name:	Brad J. Pyatt
	Title:	Chief Executive Officer and President
(Principal Executive Officer)

Date: November 14, 2014	By:	/s/ Donald W. Prosser
	Name:	Donald W. Prosser
	Title:	Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)