Form 10-K
period 2014-12-31
MusclePharm Corp
filed 2015-03-16
CIK 1415684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year ended December 31, 2014

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Aggregate market value of the voting common stock held by non-affiliates of the registrant at June 30, 2014: $98,998,280

Number of shares of the registrant’s common stock outstanding at March 6, 2015: 13,468,876 excludes 875,621 common shares held in treasury.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Proxy Statement for the registrant’s 2015 Annual Meeting of Stockholders will be filed with the Commission within 120 days after the close of the registrant’s 2014 fiscal year and are incorporated by reference in Part III.

MusclePharm Corporation

Form 10-K

For the Year Ended December 31, 2014

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this Annual Report on Form 10-K other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "expect," and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in Part I, Item 1A, "Risk Factors" in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

PART I

Item 1. Business

Overview

MusclePharm Corporation is a scientifically driven, performance lifestyle company that develops, manufactures, markets and distributes branded nutritional supplements through a broad range of powders, capsules, tablets and gels. Our portfolio of recognized brands, including MusclePharm® Hybrid and Core Series, Arnold Schwarzenegger Series™, and FitMiss® are marketed and sold in more than 110 countries and available in over 35,000 retail outlets globally. These clinically developed, scientifically driven nutritional supplements are developed through a six-stage research process that utilizes the expertise of leading nutritional scientists, doctors and universities.

MusclePharm is a growth company with a portfolio of brands that we believe fuels this growth across all nutritional supplement categories and geographies. We had net revenue of $177.4 million in 2014, representing an annual growth rate of 60%, and a 2-year compound annual growth rate of 63%. We had net revenue of $110.9 million and $67.1 million in 2013 and 2012 respectively. We compete in the global $37 billion supplements market. During 2014, we opened offices in Dublin, Ireland. We created a subsidiary in Sydney, Australia in 2015 and have plans to open an office in Sao Paulo, Brazil during 2015.

We were incorporated in the State of Nevada in 2006. As used in this annual report on Form 10-K, the terms the “Company”, “we”, “our”, “MusclePharm”, or “MP” refer to MusclePharm Corporation and its predecessors, subsidiaries and affiliates, unless the context indicates otherwise. Our Internet addresses are www.musclepharmcorp.com and www.musclepharm.com.

The reference to our websites does not constitute incorporation by reference.

New Product Introductions

In addition to the growth of our existing products, the growth of our business is also fueled by the following new product introductions:

MP Energy Sport – An energy sports beverage containing 39 grams of sugar and total carbs, 120 mg of caffeine, and the use of the patented and clinically-tested performance ingredient CarnoSyn Beta-Alanine.  We launched this product in the first of quarter 2015 with two initial flavors: Original and Electric Lime.

MP Energy Sport Zero – An energy sports beverage containing 0 grams of sugar and total carbs, 120 mg of caffeine, and the use of the patented and clinically-tested performance ingredient CarnoSyn Beta-Alanine. We launched this product in the first of quarter 2015 with three initial flavors: Citrus Edge, Power Punch, and Onyx Cherry.

Arnold Muscle Bar – These bars are complete, quality nutrition protein bars containing 30 grams of protein, 370 calories, and zero trans-fat, available in three flavors: Chocolate Peanut Butter, Frosted Cinnamon Bun, and Chocolate Brownie. The bars are made using a proprietary baking process for superior taste and a softer texture.

Combat Crunch Protein Bar – These protein bars are high in protein, and fiber, containing 12 grams of fiber with low active carbs and tons of fiber.  Currently available in five flavors: Cookie Dough, Chocolate Peanut Butter Cup, Cinnamon Twist, White Chocolate Raspberry, and Chocolate Brownie.  The bars are made using a proprietary baking process for superior taste and a softer texture.

Coco Protein – The first sports drink that gives you both protein and coconut water in one convenient drink which is both gluten and lactose free available in two flavors: Chocolate and Pina Colada.

Combat 100% Isolate – Scientifically-engineered to deliver 24 grams of 100% whey isolate protein per 27 gram serving.  Contains no fat, carbohydrates, sugar or lactose and available in three flavors: Banana Split, Chocolate Swirl, and Vanilla Ice Cream.

Combat 100% Casein – Micellar Casein protein digests slowly, infusing valuable and powerful amino acids over the course of several hours and delivers 28 grams of micellar casein.  Available in three flavors: Chocolate Milk, Vanilla, and Cookies N Cream.

Recent Developments

Capstone Nutrition

On November 27, 2013, we entered into a Manufacturing Agreement (the “Manufacturing Agreement”) with Capstone Nutrition (“Capstone”) which was amended on March 2, 2015 (the “Amendment”) for Capstone to continue to be the nonexclusive manufacturer of dietary supplements and food products through January 1, 2022. Under the Amendment, we are required to purchase a minimum of $90 million of products per year from Capstone. The Amendment includes amended pricing payment terms. The initial term may be extended by the Company for up to three successive twenty-four month periods following termination, unless Capstone notifies the Company of nonrenewal at least ninety days prior to the end of the then current term.  In connection with the Amendment the Company agreed to pay $2.5 million towards expansion of Capstone’s facilities and acquire a Class B Common Stock Warrant issued by INI Parent, Inc., (“INI”).

Also on March 2, 2015, the parent company of Capstone, issued us a Class B Common Stock Warrant to purchase 19.9% of INI on a fully-diluted basis at an exercise price of $0.01 per share (the “Warrant”).  We have the right to exercise the Warrant in full only immediately prior to or in connection with the consummation of a sale of INI or within  5 business days of the expiration of the initial term of the Manufacturing Agreement; (ii) we have been and continue to be as of the date of the sale of INI in compliance with the terms of the Manufacturing Agreement; and (iii) we comply with the provisions of the Warrant. The Warrant provides for customary “tag along-drag along” rights which, under circumstances, require us to participate in any transaction approved by INI, and a right of first refusal permitting the Company to acquire INI on the terms of any third party offer through June 30, 2016 in which case, we would have the right to exercise the Warrant prior to such transaction.

We have also entered into an option agreement dated March 2, 2015 under which, at any time on or prior to June 30, 2016, we may purchase all of the remaining outstanding shares of INI’s common stock for cash not already owned by us after giving effect to the exercise of the Warrant, based on an aggregate enterprise value of $200 million.

MusclePharm Apparel

During the first quarter of 2015, we regained the exclusive right to develop and sell MusclePharm branded apparel and accessories.  We intend to aggressively develop, market and sell MusclePharm apparel and accessories directly and in conjunction with third parties.

International Expansion

MusclePharm has begun an international expansion project to align local offices with our customers, manage and reduce product costs and enhance our customer experience.  In December 2014, we opened a European Sales and Operations office in Dublin, Ireland.  In February 2015, we created a subsidiary in Sydney, Australia.  We currently are finalizing our location in San Paulo, Brazil, and expect to be operational by the second quarter 2015. We could incur additional costs in connection with its future international expansion.

Chief Financial Officer Resignation and Appointment

On March 2, 2015, Mr. Donald Prosser, the Company’s Chief Financial Officer (“CFO”) submitted his resignation to the Company as its CFO. Mr. Prosser will continue to be employed by the Company as a non-executive officer of the Company through the remainder of his employment agreement, which terminates on April 15, 2015. In submitting his resignation as the Company’s CFO, Mr. Prosser did not express any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

On March 5, 2015, the Board of Directors of the Company appointed Mr. John Price, the Company’s Executive Vice President of Finance, as the Company’s new Chief Financial Officer and also designated him as the Company’s Principal Financial Officer.

Products

We employ a master brand strategy driven by science, customer experience and innovation. We market our branded products in multiple performance and active-lifestyle channels that reach athletes of all demographics. Our goal is to serve the needs of all types of athletes, while fueling the engine of sport for all ages and genders. MusclePharm’s product portfolio are designed primarily for specific athletic use and athletes' needs. A large percentage of our products are for active lifestyle purposes as well. We place considerable emphasis on high-quality ingredients, innovation and science. Our portfolio of brands target every type of fitness enthusiast, from football, combat sports, weight training, bodybuilding, runners, basketball, soccer, cross fit, golf, tennis, volleyball and other outdoor activities for athletic and recreational enthusiasts.

MusclePharm Hybrid and Core Series – Scientifically-advanced, performance-driven supplements that cover all needs for athletes and their workout needs. This line of innovative, University-tested products, help fuel athletes safely by increasing strength, endurance, hydration, recovery, and overall athletic performance. MusclePharm Hybrid Series products like Assault, Amino1 and Combat Protein Powder contain ingredients that deliver performance. MusclePharm Core products, such as BCAA 3:1:2, CLA Core and Fish Oil, balance the essentials to meet the day-in and day-out demands of athletes.

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

FitMiss® – Designed and formulated specifically for the active woman’s lifestyle utilizing ingredients that covers the range of busy women's needs including weight loss, multi-vitamins, protein shakes, detox, skin care, and pre-workout energy mixes.

Our wholly – owned subsidiary, BioZone Labs, develops, manufactures and distributes over-the-counter drugs and preparations, cosmetics and nutritional supplements.

Our wholly – owned subsidiary, Canada MusclePharm Enterprises Corp. (“MusclePharm Canada”), markets and distributes MusclePharm products to Canadian markets.

Our two new wholly – owned subsidiaries, MusclePharm Ireland Holdings and MusclePharm Limited, LLC market and distribute MusclePharm products to European Union.

Our new wholly – owned subsidiaries, MusclePharm Australia PTY, LLC markets and distributes MusclePharm products to Australia, New Zealand and surrounding area.

Sales and Marketing

We utilize knowledgeable salespeople and digital media tools in order to attract and retain customers who principally consist of wholesale buyers and consumers obtained through direct selling such as our website or partner websites. We strive to innovate as we continue to enhance our ability to serve the athlete, inspire the consumer, educate the customer and expand the market place.

Our sales force consists of dedicated sales professionals who are assigned to major accounts, classes of trade and/or geographic territories. These sales professionals work directly with retailers and distributors to increase their knowledge of our products, consumers and specific nutritional supplement benefits. They also solicit orders for our products, design customized programs, maximize our distribution, optimize our shelf presence, develop effective merchandising, and create promotions that drive consumer traffic. In addition, we complement our direct sales team with strategic brokers to represent our products in certain accounts and classes of trade.

The MusclePharm brands are marketed across all major retail distribution channels including specialty, international, and Food, Drug, and Mass (FDM), which includes club stores.

Specialty Market: This is comprised of brick-and-mortar sales and e-commerce. We use distributors, as well as selling direct to larger customers. We will continue to grow this portion of our business by offering continued line extensions, as well as leveraging our retailers to grow new customer acquisitions within their channels.

International: We intend to focus on growing our international presence by continuing to offer new products, as well as improving the supply cycles and opening new distribution centers in select regions of the world to reduce both tariff fees, as well as shipping time.

FDM (Food, Drug, and Mass): This is a new sales channel that we intend to also grow by expanding the distribution platform for our current line of brands and products. In 2014 and 2013, this sales channel represented 14% and 7% of our business, respectively.

Below is a table of net revenue by our major distribution channel:

	Year Ended December 31,
	2014	% of Total	2013	% of Total	2012	% of Total
		(in thousands)
Distribution Channel
Specialty	$73,847	42%	$68,606	62%	$46,881	70%
International	66,407	37%	34,113	31%	20,174	30%
FDM	24,790	14%	8,159	7%	—	—
BioZone Net Revenue	12,345	7%	—	—	—	—
Total	$177,389	100%	$110,878	100%	$67,055	100%

We market our products using a mix of trade and consumer promotions including strategic partnerships, athlete endorsements, product sampling, promotional events, consumer education efforts and television, print, digital and social media. Our advertising and marketing expenditures, excluding promotional incentives reflected as reductions in net revenue or increases in cost of revenue, were $28.1 million, $15.5 million and $8.4 million respectively in each of our fiscal years ended 2014, 2013 and 2012.

We believe along with our innovative products, providing superior brand customer experience drives our success. With that aim, we believe that we have built one of the industry's strongest social media communities that, all brands combined, boasts over 2 million followers across our brands and continues to grow. Through our social media and websites we provide educational programs, daily workouts and training advice that create high-level brand interaction with our customers and key influencers that educate customers about the benefits of our innovative and beneficial nutritional supplement products. Our web sites, including musclepharm.com, Arnold.com, fitmiss.com, and mpssi.com also provide additional educational information to consumers, customers and healthcare professionals.

Sponsorships and endorsements with athletes, celebrities and sporting organizations are key components of our marketing strategy. We believe that brand influencer partners such as Ultimate Fighting Championship (UFC)—which reaches more than 800 million households globally—along with Tiger Woods, Arnold Schwarzenegger, professional football star Colin Kaepernick and USA Wrestling, help boost brand credibility by exposing our brand to millions of potential customers.

Charitable Youth Sports Program

In March 2014, the Board of the Company approved and the Company established a charitable youth sports grant program (the “Program”) pursuant to which the Company will donate product giveaways, equipment purchases and cash disbursements to different organizations such as schools, sports teams and training facilities. The Company has tentatively established an annual budget of approximately $250,000 for the Program. The primary intent of the Program is to build MusclePharm brand awareness with youth athletes. The Company’s other business purposes in establishing the Program is to help needy organizations achieve their goals, promote the Company’s brand, help athletes develop stronger and better skills and to build the reputation of the Company as a contributor to the community. The Program is intended to be managed pursuant to written guidelines contained in a standard operating procedure adopted in March 2014. A committee consisting of the Company’s President, Director of Team Development and Chief Operating Officer oversee the Program. The Company approved an initial grant in the amount of approximately $250,000 to Arvada West High School.  Additionally, the Company made similar charitable contributions to other charitable youth sports organizations in the amount of approximately $30,000.  The Company’s Chief Executive Officer, Mr. Pyatt, is a graduate of Arvada West High School (Class of 1999) and serves as a volunteer football coach. In conjunction with input from school administration, the contributions were utilized for equipment and apparel purchases as well as training and fitness programs. During 2014, Mr. Pyatt received approximately $100.00 as compensation for his services. Pursuant to SEC guidance, including the guidance set forth in Release Nos. 33-8732A; 34-54302A; IC-27444A; File No. S7-03-06, the Company’s Disclosure Committee determined that the amount of the grant under the Program to Arvada West High School should not be treated as a perquisite to Mr. Pyatt.

Product Research, Development and Quality Control

Science, product research and innovation is a continued emphasis for our  nutritional supplements that are designed to help service athletes at every level. We believe our research and development efforts are key factors in past and future brand success. Customers' belief in the science behind our products is critical. Continued innovation delivery techniques and ingredients, new product line extensions for existing products and new product offerings are important to the nutritional supplement industry in order to create new market opportunities, meet consumer demand and strengthen consumer relationships. We maintain an extensive research library and consult with a variety of key opinion leaders and experts to identify new research and development projects offering health and wellness benefits. To support our research and development efforts, we maintain a staff of scientific and technical personnel, invest in formulation, processing and packaging development, perform product quality and stability studies, invest in product efficacy and safety studies, and conduct consumer market research to sample consumer opinions on product concepts, product design, packaging, advertising and marketing campaigns. For research and development initiatives, we conduct research and development in our own state-of-the-art facility and in conjunction with third parties.

Our quality control team follows detailed and comprehensive supplier selection and certification processes, validation of raw material verification processes, analytical testing and process audits, and other quality control procedures. The quality management systems we employ also include a professionally equipped and staffed laboratory enabling finished goods testing for compliance to our specifications. Our products are also subject to extensive shelf life stability testing. We also use outside laboratories to routinely evaluate our internal testing processes and to supplement our internal testing procedures and capabilities.

MusclePharm’s comprehensive lines of supplements are developed through a six-stage research process that utilizes the expertise of leading nutritional scientists, doctors and universities and strives to assure that every necessary step is done properly and at a high level to promote quality and safety for our customers.

Stage 1: The Athletes Vision

We believe that the motivating force driving the MusclePharm business is our executive management team and their passion and commitment for sport. Our company is not only comprised of talented business people, but many individuals who are athletes and avid health and fitness enthusiasts that live the same active lifestyle as like our target customers. As athletes, scientists and workout enthusiasts, we envision new products by considering how they need to work and how they affect athletes’ bodies and wellbeing. We at MusclePharm strive to utilize the drive, knowledge and focus that marked our experiences in the sports world, and channel our experiences into building a business that benefits everyone who shares our passion for sport and belief for a healthy and active lifestyle.

Stage 2: Formulation Process

In addition to MusclePharm’s own staff of doctors and scientists who specialize in such fields as biomechanics, chemistry, exercise physiology and related fields, we also utilize research committees and advisory boards comprised of doctors, athletes, sports nutritionists, coaches and other experts. These advisory teams consult with us and review concepts for product improvement as well as compliance with international safety regulations that create MusclePharm’s proprietary combinations and ingredient ratios that form the backbone of our award-winning supplements.

Stage 3: MP Sports Science Institute

MusclePharm is committed to science and sport being equal in our product development. We believe real-world applications are essential. The MP Sports Science Institute in Denver, Colorado is a state-of-the-art, 30,000 square-foot training and performance facility—the only professional facility in the world to use the ultrasound, Omega Wave, DEXA and Keiser performance equipment to gather cutting-edge feedback about our formulations. In addition, in our clinic we can perform bone scans, blood work and ultrasounds to determine body composition as well as muscle and fat evaluations. We offer a range of kidney, liver and cortisol tests. In addition, we can measure choice reaction time, and more. Everything we learn helps our team strive to improve our products and allows MusclePharm to continue to be an innovator. As our doctors and researchers formulate, they perfect the products by turning to our network of professional athletes, coaches and trainers for feedback through product sampling. MusclePharm scientists study how the products affect athletes in the following ways: during high-intensity interval training, aerobic and anaerobic power, repeated sprint ability, training volume, strength levels, body composition and cognitive function. Active athlete testing allows us to fine tune dosages, ensure proper ingredient combinations, and implement consumer safety measures.

Stage 4: University Research Programs

We have multi-year partnerships with several universities including the University of North Carolina, Auburn University and the University of Tampa. These world-renowned research universities test our products for safety, efficacy, performance and validation. We also collaborate with the (ISSN) International Society of Sports Nutrition to establish educational grants, which will further test our products using multiple avenues of research, both university and private, to focus on safety, efficacy and performance benefits.

Stage 5: Quality Assurance

Attention to quality assurance, personal health and safety are integral to our products which we believe are one-of-a-kind and far superior to the competition. We qualify ingredients, suppliers and facilities by performing site assessments and conducting on-going performance and process reviews. Dedicated quality teams regularly audit and assess manufacturing facilities against Good Manufacturing Practices (“GMPs”), as promulgated by the US FDA in 21 CFR, to ensure our compliance with all MusclePharm, regulatory and certification standards and requirements. To ensure overall consistency, our Quality Assurance team adheres to strict written procedures. From the raw ingredient stage to finished product, we monitor and perform quality control checks. Before distributing our products, we placed our products under quarantine to test for environmental contaminants, and ultimately verify that the finished product meets or exceeds label claims. Once a product has successfully passed Quality Assurance testing and conforms to specifications for identity, purity, strength and composition, we then test it via a third-party analytics firm for added label claim verification. Multi-level practices are part of our product development process to ensure athletes and our consumers receive what we believe to be the most scientifically-innovative and safe supplements on the market. Post-distribution, we have standard operating procedures in place for investigating and documenting any adverse events or product quality complaints.

Stage 6: Banned Substance Certifications

We are a sport-driven company, dedicated to providing athletes around the world with not only what we believe to be the most innovative nutritional products, but also the safest ones for sport. We are committed to the process of having all of our products certified to be banned-substance-free before they are available to our athletes and consumers. We stand behind our quality by taking the extra steps of completing third party analytical testing on our products through Eurofins. We also have engaged one of the world's most capable, industry-leading and independent labs, HFL® Sports Science. They validate our quality processes and conduct banned-substance testing on every branded MusclePharm product. As a quality assurance testing group, they represent confirmation that nutritional supplements and/or ingredients registered in their Informed Choice program have been tested for banned substances by their world class sports anti-doping lab. HFL Sport Science works with more than 100 sports authorities globally, and is the testing agency for the World Anti-Doping Agency (WADA) Prohibited List along with testing lists from organizations like the National Football League, National Collegiate Athlete Association and Major League Baseball. HFL testing methods are accredited, meeting the ISO 17025 standard of supplements and ingredients testing.

Manufacturing

Currently, the majority our products are produced through third party manufacturers. The majority of our products are manufactured in powder and capsule manufacturing facilities located in Tennessee, New York, Texas and California. We have our main distribution center in Franklin, Tennessee, and a second distribution center in Pittsburg, California. All of our manufacturing and distribution facilities are designed and operated to meet the current GMPs as promulgated by the US FDA in 21 CFR. We recently entered an agreement with Capstone Nutrition to be our non-exclusive manufacturer of dietary supplements and food products and plan to consolidate a significant portion of our domestic contract manufacturing with Capstone Nutrition.

We participate in banned substance testing for all of our products and batches with the third party testing firm Informed Choice. The testing of our batches create unique lot numbers for all batches. We also complete third party analytical testing on all products through Eurofins Scientific.

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

We maintain and operate a system that is integrated with distribution, warehousing and quality control, which provides real-time lot and quality tracking of raw materials, work in progress and finished goods. We also have a strategic working relationship with multiple contract manufacturers along with integrating our own manufacturing facility in California.

We employ a supply chain staff that works with sales, marketing, product development and quality control personnel to develop our products. We seek to mitigate out of stocks through our relationships with our principal suppliers, including dual sourcing of all products.

Industry Overview

According to the “Nutrition Business Journal,” the market for supplements in the United States was estimated to be $37 billion in 2014 ($35 billion in 2013).  We believe that the market has reached its present size due to a number of factors, including:

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

In recent years, nutritional supplement companies, analysts, publications and other industry sources have referenced a consistent growth rate of between 6% and 10% annually, particularly in terms of sales dollar growth, in the nutritional supplement industry. According to “Nutrition Business Journal” the total market for supplements is expected to continue to grow at a 6% to 7% growth rate over the projected growth period of 2014 to 2020 with the sports nutrition category expected to grow between 8.8% and 12.3%; or 10% on average per year.

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

Our range of competitors includes numerous nutritional supplement companies that are highly fragmented in terms of geographic market coverage, distribution channels and product categories. In addition, large pharmaceutical companies and packaged food and beverage companies compete with us in the nutritional supplement market. Many of these companies have greater financial and distribution resources available to them than MusclePharm and many of these companies can compete through vertical integration. Private label entities have gained a foothold in many nutrition categories and are direct competitors. A few of these are private label entities have become market leaders.

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

In foreign markets, prior to commencing operations and prior to making or permitting sales of our products in the market, we may be required to obtain an approval, license or certification from the country’s ministry of health or comparable agency. Prior to entering a new market in which a formal approval, license or certificate is required, we work extensively with local consultants and authorities in order to obtain the requisite approvals. We must also comply with product labeling and packaging regulations that vary from country to country. Our failure to comply with these regulations can result in a product being removed from sale in a particular market, either temporarily or permanently.

Intellectual Property

We regard our trademarks and other proprietary rights as valuable assets and believe that protecting our key trademarks is crucial to the successful implementation of our business strategy of building strong brand name recognition. Since we regard our intellectual property as a crucial element of our business with significant value in the marketing of our products, our policy is to pursue registrations for all of the trademarks and patents associated with our products.

We own 155 patents and patent application and own trademarks registered with the United States Patent and Trademark Office for our MusclePharm brands and certain of our products and slogans.

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

Employees

As of December 31, 2014, we had 273 total employees of which 176 were full time.

Insurance

We maintain commercial liability, including product liability coverage, and property insurance. We also carry property coverage on our office facilities to cover our legal liability, tenant’s improvements, business property and inventory.

Corporate Information

Our principal executive offices are located at 4721 Ironton Street, Building A, Denver, Colorado 80239 and our telephone number is (303) 396-6100. We were incorporated in the State of Nevada in 2006. As used in this annual report on Form 10-K, the terms the “Company”, “we”, “our”, “MusclePharm”, or “MP” refer to MusclePharm Corporation and its predecessors, subsidiaries and affiliates, unless the context indicates otherwise. Our Internet addresses are www.musclepharma.com and www.musclepharmcorp.com. The reference to our websites does not constitute incorporation by reference.

Available Information

On our MusclePharm corporate web site, located at www.musclepharmcorp.com, we post the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission: our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as amended. All such filings on our MusclePharm corporate web site are available free of charge. Also available on the MusclePharm Corporate web site are the charters of the committees of our Board of Directors, as well as our corporate governance guidelines and code of ethics; copies of any of these documents will be provided in print to any shareholder who submits a request in writing to MusclePharm Investor Relations, 4721 Ironton Street, Building A, Denver, CO 80239.

Item 1A. Risk Factors

Certain factors may have a material adverse effect on our business, financial condition and results of operations. You should consider carefully the risks and uncertainties described below, in addition to other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and related notes. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks actually occurs, our business, financial condition, results of operations and future prospects could be materially and adversely affected. In that event, the trading price of our common stock could decline, and you could lose part or all of your investment.

Risks Related to Our Business and Industry

Our business and operations are experiencing rapid growth. If we fail to effectively manage our growth, our business and operating results could be harmed.

We have experienced and expect to continue to experience rapid growth in our business both domestically and abroad, which has placed, and will continue to place, significant demands on our management, and our operational and financial infrastructure. To effectively manage this growth, we expect that we will need to continue to improve significantly our operational, financial and management controls and our reporting systems and procedures. To accomplish these objectives we may need to hire additional employees, make certain enhancements to our technology systems, make significant capital expenditures and utilize management resources. Failure to implement these proposed growth objectives could have a material adverse effect on our business and operating results.

We have a history of losses, and our revenue growth rate may not sustain the levels experienced in recent years. As our costs increase, we may not be able to generate sufficient revenue to achieve or sustain profitability.

We have incurred a net loss in each year since our inception, including a net loss of $13.8 million, $17.7 million and $19.0 million in 2014, 2013, and 2012, respectively. As of December 31, 2014, and since our inception we had incurred accumulated losses from operations of $95.7 million. For 2014 and 2013, our revenue was $177.4 million and $110.9 million, respectively, representing a 60% increase. In future years, our revenue growth rate may not sustain the levels reflected by our past performance. We may not be able to generate sufficient revenue to achieve or sustain profitability as we also expect our costs to increase in future periods. We expect to continue to expend substantial financial and other resources on:

•	investing in research and development and the development or acquisition of new products and product families,
•	expenses related to international expansion;
•	improving our infrastructure and hiring additional employees to support it;
•	strategic acquisitions;
•	sales and marketing expenses, including a significant expansion of our direct salesforce; and
•	selling, general and administrative expenses, including legal, accounting, and other expenses.

These investments may not result in increased revenue or growth of our business.  If we fail to continue to grow our revenue, our operating results and business will be harmed.

We are exposed to fluctuations in currency exchange rates, which could negatively affect our results of operations.

Our consolidated results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. The majority of our revenue is denominated in U.S. Dollars, with the exception of Canada and Ireland, where we invoice primarily in local currencies. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in North America and Europe. Revenue resulting from selling in local currencies and costs incurred in local currencies are exposed to foreign currency exchange rate fluctuations that can affect our operating income. As exchange rates vary, our operating income may differ from expectations. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative instruments.

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

Products often have to be promoted heavily in stores or in the media to obtain visibility and consumer acceptance. Acquiring distribution for products is difficult and often expensive due to slotting and other promotional charges mandated by retailers. Products can take substantial periods of time to develop consumer awareness, consumer acceptance and sales volume. Accordingly, some products may fail to gain or maintain sufficient sales volume and as a result may have to be discontinued. In a highly competitive marketplace it may be difficult to have retailer’s open stock-keeping units (SKU’s) for new products.

In the past, we have discovered material weakness in our internal controls and procedures with respect to insurance reimbursement, perquisites, stock issuances and similar. We may not have rectified all of these matters and may continue to face problems and legal or regulatory issues, if we fail to take corrective actions.

Our industry is highly competitive, and our failure to compete effectively could adversely affect our market share, financial condition and future growth.

The nutritional supplement industry is highly competitive with respect to:

•	Price;
•	Shelf space and store placement;
•	Brand and product recognition;
•	New product introductions; and
•	Raw materials.

Most of our competitors are larger, more established companies and possess greater financial, personnel, distribution and other resources than we have. MusclePharm faces competition in the supplement market from a limited number of large nationally known manufacturers, private label brands and many smaller manufacturers of  supplements.

We rely on a limited number of customers for a substantial portion of our sales, and the loss of or material reduction in purchase volume by any of these customers would adversely affect our sales and operating results.

During 2014, our two largest customers, Costco and Bodybuilding.com, accounted for 29% of our net revenue. During 2013, our two largest customers, Bodybuilding.com and Europa, accounted for 35% of our net revenue. During 2012, our two largest customers Bodybuilding.com and General Nutrition Corp. (GNC), accounted for 45% of our net revenue. Net revenue is equal to our gross revenue less product discounts, customer rebates and similar incentives. The loss of any of our major customers, a significant reduction in purchases by any major customer, or any serious financial difficulty of a major customer could have a material adverse effect on our revenue and results of operations.

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

Adverse publicity or consumer perception of our products and any similar products distributed by others could harm our reputation and adversely affect our sales.

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

The market price of our common shares is subject to significant fluctuations in response to a multitude of factors, including variations in our quarterly operating results. Factors other than our financial results that may affect our share price include, but are not limited to, market expectations of our performance, market perception or our industry, the activities of our managers, customers, and investors, and the level of perceived growth in the industry in which we participate, general trends in the markets for our products, general economic, business and political conditions in the countries and regions in which we conduct our business, and changes in government regulation affecting our business, many of which are not within our control.

Changes in the economies of the markets in which we do business may affect consumer demand for our products.

Consumer spending habits, including spending for our products, are affected by, among other things, prevailing economic conditions, levels of employment, fuel prices, changes in exchange rate, salaries and wages, the availability of consumer credit, consumer confidence and consumer perception of economic conditions. Economic slowdowns in the markets in which we do business and an uncertain economic outlook may adversely affect consumer spending habits and customer traffic, which may result in lower sales of our products in future periods. A prolonged global or regional economic downturn could have a material negative impact on our financial position, results of operation or cash flows.

We may be exposed to material product liability claims, which could increase our costs and adversely affect our reputation and business.

As a marketer and distributor of products designed for human consumption, we could be subject to product liability claims if the use of our products is alleged to have resulted in injury or not desired results. Our products consist of vitamins, minerals, herbs and other ingredients that are classified as dietary supplements and in most cases are not subject to pre-market regulatory approval in the United States or internationally. Previously unknown adverse reactions resulting from human consumption of these ingredients could occur.

We have not had any significant product liability claims filed against us, but in the future we may be subject to various product liability claims, including among others that our products had inadequate instructions for use, or inadequate warnings concerning possible side effects and interactions with other substances. The cost of defense can be substantially higher than the cost of settlement even when claims are without merit. The high cost to defend or settle product liability claims could have a material adverse effect on our business and operating results and our insurance, if any, may not be adequate.

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

We maintain insurance at adequate levels for property, general and product liability, directors and officer’s liability, and workers’ compensation to protect ourselves against potential loss exposures. In the future, insurance coverage may not be available at adequate levels or on adequate terms to cover potential losses, including on terms that meet our customer’s requirements. If insurance coverage is inadequate or unavailable, we may face claims that exceed coverage limits or that are not covered, which could increase our costs and adversely affect our operating results.

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

During 2014 we submitted claims for coverage of our costs associated with the Investigation by the SEC to our insurance carriers who have denied payment of our claims.  We have commenced litigation against our insurers.  The claims and the litigation may make more difficult our ability to obtain insurance at competitive prices or at all and our insurance costs may increase as a result.

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

We permit the return of damaged or defective products and accept limited amounts of product returns in certain instances. While such returns from established customers have historically been nominal and within management’s expectations and the provisions established, future return rates may differ from those experienced in the past. Any significant increase in damaged or defective products or expected returns could have a material adverse effect on our operating results for the period or periods in which such returns materialize.

We outsource manufacturing and anticipate continued reliance on third-party manufacturers for the development and commercialization of many of our products.

Currently, we rely on third-party manufacturers to produce bulk products required to meet our sales needs. We plan to continue to rely upon contract manufacturers to produce commercial quantities of most of our products until fully integrated. We recently entered an agreement with Capstone Nutrition to be our non-exclusive manufacturer of dietary supplements and food products and plan to consolidate a significant portion of our domestic contract manufacturing with Capstone Nutrition.

We leverage multiple contract manufacturing locations and failure to achieve and maintain high manufacturing standards and processes could harm our business. In the event of a natural disaster or business failure the replacement in a timely manner and the production of our products could be interrupted, resulting in delays, additional costs and reduced revenues.

A shortage in the supply of key raw materials could increase our costs or adversely affect our sales.

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

System and technology failures and obsolescence could harm our business.

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

In July 2013, we received a formal order of investigation (the “Investigation”) from the Denver Regional Office of the Securities and Exchange Commission (“SEC”) which is actively investigating various areas of potential violation of the federal securities laws involving the Company and its management.  The SEC has issued subpoenas for documents and testimony and has deposed numerous witnesses in connection with the Investigation. As a result of a review undertaken by the Company’s personnel in conjunction with the Audit Committee of the Board of Directors, during 2014 we amended certain prior reports to revise various disclosures concerning executive compensation and disclosure of perquisites, among other things, and filed amendments to our annual reports on Form 10-K for the fiscal years ended December 31, 2013, 2012 and 2011.  The Investigation is ongoing.  The Investigation could lead to the SEC seeking fines, penalties, injunctive relief and the adoption of corrective plans to establish reporting and other practices affecting the Company.  Neither the nature of the relief, the amount of any monetary relief, nor the nature of the corrective actions, whether voluntary or imposed as a result of court proceedings that could be sought by the SEC, can be predicted.  The result of any of the foregoing could have a material adverse affect on the Company or its management.

During 2014, we incurred significant expense for professional and other fees in connection with the Investigation and expect to continue to incur costs in the future.

We may, in the future, issue additional shares of common stock and/or preferred stock, which would reduce investors’ percent of ownership and may dilute our share value.

Our articles of incorporation, as amended, authorize the issuance of 100,000,000 shares of common stock and 10,000,000 shares of preferred stock, As of December 31, 2014, we do not have any outstanding shares of preferred stock. The articles of incorporation authorize our Board of Directors to prescribe the series and the voting powers, designations, preferences, limitations, restrictions and relative rights of any undesignated shares of our preferred stock. The future issuance of common stock and preferred stock may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. We may value any common stock or preferred stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

Our cash flows and capital resources may be insufficient to make required payments on our indebtedness and future indebtedness.

As of December 31, 2014, we had a line of credit with a balance of $8.0 million. Additionally in February 2015, the Company entered a commercial loan agreement for $4.0 million. Currently, there is no additional borrowings available with either debt instrument.

Our indebtedness could have important consequences to the Company. For example, it could:

•	make it difficult for us to satisfy our debt obligations;
•	make us more vulnerable to general adverse economic and industry conditions;
•	limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions and other general corporate requirements;
•	expose us to interest rate fluctuations because the interest rate on the debt under the line of credit facility is variable (prime +2%);
•	require us to dedicate a portion of our cash flow from operations to payments on our debt, thereby reducing the availability of our cash flow for operations and other purposes;
•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and
•	place us at a competitive disadvantage compared to competitors that may have proportionately less debt and greater financial resources.

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

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell material assets or operations, seek to obtain additional capital, or restructure our debt. There is no assurance we will be able to access capital on terms that would be acceptable. In the event that we are required to dispose of material assets or operations to meet our debt service and other obligations, the value realized on such assets or operations will depend on market conditions and the availability of buyers. Accordingly, any such sale may not, among other things, be for a sufficient dollar amount. Our obligations pursuant to the loan documents are secured by a security interest in all of our operating company's inventories, receivables and proceeds from those items. The foregoing encumbrances may limit our ability to dispose of material assets or operations. We also may not be able to restructure our indebtedness on favorable economic terms, if at all.

We may incur additional indebtedness in the future. Our incurrence of additional indebtedness would intensify the risks described above.

For a description of our indebtedness see Management Discussion and Analysis–Liquidity and Capital Resources.

Certain loan documents governing our indebtedness contain various covenants limiting the discretion of our management in operating our business.

Certain loan documents we have entered into with third parties contain, subject to certain carve-outs, various restrictive covenants that limit our management's discretion in operating our business. In particular, these instruments limit our ability to, among other things:

•	incur additional debt;
•	grant liens on assets;
•	make investments, including capital expenditures;
•	sell or acquire assets outside the ordinary course of business;

•	engage in transactions with affiliates; and
•	make fundamental business changes.

Certain of such loan documents require us to (i) maintain certain financial ratios and (ii) limit our capital expenditures (to the extent we require additional financings). If we and our subsidiaries fail to comply with the restrictions in such loan documents, a default may allow the creditors under the relevant instruments to accelerate the related debt and to exercise their remedies under these agreements, which will typically include the right to declare the principal amount of that debt, together with accrued and unpaid interest and other related amounts, immediately due and payable, to exercise any remedies the creditors may have to foreclose on assets that are subject to liens securing that debt and to terminate any commitments they had made to supply further funds. Certain of such loan documents governing our indebtedness also contain various covenants that may limit our ability to pay dividends. We were not in compliance with several of the loan covenants at December 31, 2014 but we received a written waiver on this non-compliance subsequent to year end.

For a description of our covenants and related restrictions see Management Discussion Analysis.

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

If we fail to comply with the rules under the Sarbanes-Oxley Act of 2002 related to disclosure controls and procedures, or, if we discover material weaknesses and other deficiencies in our internal control and accounting procedures, our business could be adversely impacted. Continued effective internal controls are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed and investors could lose confidence in our reported financial information. In the past, we have discovered significant deficiencies in our internal controls and procedures with respect to perquisites, related party transactions and certain other matters that did not amount to material weaknesses. We may not have rectified all of these matters and may continue to face problems and legal or regulatory issues, if we fail to takes corrective actions.

Our common stock is quoted on the OTCQB which may have an unfavorable impact on our stock price and liquidity.

Our common stock is quoted on the OTCQB. The OTCQB is an automated quotation service operated by OTC Markets, LLC. The quotation of our shares on the OTCQB may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, in part because of the inability or unwillingness of certain investors to acquire shares of common stock not traded on a national securities exchange, and could depress the trading price of our common stock and have a long-term adverse impact on our ability to raise capital in the future.

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

Item 1B. Unresolved Staff Comments

We received a letter dated September 16, 2013 from the Division of Corporation Finance of the SEC, with comments related to our Registration Statement on Form S-1 filed with the SEC on August 21, 2013 (the “Registration Statement”). In light of the ongoing investigation as of the date of this annual report on form 10K, no response has been provided to the SEC with regard to these comments and an amendment to such registration statement has not yet been filed with the SEC.

In July 2013, we received a formal order of investigation (the “Investigation”) from the Denver Regional Office of the SEC which is actively investigating various areas of potential violation of the federal securities laws involving the Company and its management.  The SEC has issued subpoenas for documents and testimony and has deposed numerous witnesses in connection with the Investigation. As a result of a review undertaken by the Company’s personnel in conjunction with the Audit Committee of the Board of Directors, during 2014 we amended certain prior reports to revise various disclosures concerning executive compensation and disclosure of perquisites, among other things, and filed amendments to our annual reports on Form 10-K for the fiscal years ended December 31, 2013, 2012 and 2011.  The Investigation remains ongoing. The Investigation could lead to the SEC seeking fines, penalties, injunctive relief and the adoption of corrective plans to establish reporting and other practices affecting the Company. Neither the nature of the relief, the amount of any monetary relief, nor the nature of the corrective actions, whether voluntary or imposed as a result of court proceedings that could be sought by the SEC, can be predicted.  The result of any of the foregoing could have a material adverse effect on the Company or its management.

Item 2. Properties

As of December 31, 2014, we leased office facilities across the U.S., Canada and Ireland totaling approximately 200,000+ square feet, including 30,000+ square feet for our corporate headquarters in Denver, Colorado. Our office space and locations can be seen in the below table.

Location	Function	Approximate Square Feet	Expiration Date of Lease	Monthly Rent
Denver, CO	Company Headquarters, MP Sports Science Center	30,302	December 31, 2020		$10,500
Denver, CO	Clinical study testing	496	March 31, 2015		$1,033
Denver, CO	General Office and Finance	10,300	June 30,2020		$7,717
Hamilton, Ontario, CA	MP Canada subsidiary including warehouse, distribution, and sales	10,000	March 31, 2016	CAD	8,333
Miami, FL	Sales, product development, and strategy	1,450	April 30, 2017		$3,730
Franklin, TN	Warehouse and distribution	152,562	August 31, 2015		$25,833
Boise, ID	Finance and sales	14,376	January 31, 2015		$8,000
Boise, ID	Finance and sales	9,600	January 31, 2020		$6,233
Columbus, OH	Social media and customer service center	8,500	September 15, 2016		$1,500
Dublin, Ireland	European sales and operations	450	December 31, 2015		€1,800
Pittsburg, California	Liquid, gel manufacturing and distribution	101,511	August 31, 2015		$32,426
Pittsburg, California	Research and development quality control	17,500	February 28, 2029		$24,294

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

The legal proceedings information set forth under “Commitments and Contingencies” in Note 10 to the accompanying consolidated financial statements included in this Annual Report on Form 10-K is incorporated herein by reference.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The following table shows the reported high and low bid quotations per share for our common stock based on information provided by the OTCQB, based upon the closing price. Our common stock is quoted on the OTCQB under the symbol “MSLP”. These prices reflect the 1 for 850 reverse stock split of our common stock on November 26, 2012.

	High	Low
2014
Fourth Quarter	$14.04	$8.18
Third Quarter	$13.80	$10.91
Second Quarter	$12.15	$6.65
First Quarter	$9.20	$6.25

2013
Fourth Quarter	$10.50	$7.30
Third Quarter	$13.10	$9.60
Second Quarter	$12.47	$8.06
First Quarter	$11.50	$3.90

2012
Fourth Quarter	$6.21	$3.40
Third Quarter	$17.43	$5.02
Second Quarter	$31.88	$10.20
First Quarter	$31.03	$5.10

Quotations on the OTCQB reflect bid and ask quotations, may reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions.

Our transfer agent is Corporate Stock Transfer, Inc. is located at 3200 Cherry Creek Drive South, Suite 430, Denver, Colorado 80209.

Holders of Record

As of March 6, 2015, there were approximately 340 holders of record of our common stock. This figure does not take into account those stockholders whose certificates are held in street name by brokers and other nominees.

Unregistered Sale of Securities

None

Dividend Policy

We have never declared dividends on our common stock, and currently do not plan to declare dividends on shares of our common stock in the foreseeable future. We expect to retain our future earnings, if any, for use in the operation and expansion of our business. Subject to the foregoing, approved by ANB Bank under the current loan the payment of cash dividends in the future, if any, will be at the discretion of our Board of Directors and will depend upon such factors as earnings levels, capital requirements, our overall financial condition and any other factors deemed relevant by our Board of Directors.

Performance Graph

This performance graph shall not be deemed "soliciting material" or to be "filed" with the SEC for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of MusclePharm Corporation under the Securities Act or the Exchange Act.

The following graph compares the performance of our common stock to the Standard & Poor's 500 Stock Index (S&P 500 Index) and the Nasdaq Composite Index (NASDAQ Composite) from November 26, 2012 (the effective date of our 1 for 850 reverse stock split) through December 31, 2014. The comparison assumes $4.59 (the closing price of our common stock on November 26, 2012) was invested in our common stock and in each of the foregoing indices, and it assumes reinvestment of dividends, if any.

You should read the following selected consolidated financial data in conjunction with Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and our consolidated financial statements and the related notes included in Part II, Item 8, "Consolidated Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

Item 6. Selected Financial Data

The consolidated statements of operations data for each of the years ended December 31, 2014, 2013 and 2012 and the consolidated balance sheets data as of December 31, 2014 and 2013 are derived from our audited consolidated financial statements included in Part II, Item 8, "Consolidated Financial Statements and Supplementary Data" of this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 2011 and 2010 and the consolidated balance sheets data as of December 31, 2012, 2011 and 2010 are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of our results in any future period.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except share and per share data)
Consolidated Statements of Operations Data:
Revenue, net	$177,389	$110,878	$67,055	$17,213	$3,203
Cost of revenue	121,379	77,686	52,727	14,845	2,804
Gross profit	56,010	33,192	14,328	2,368	399
Operating expenses
Advertising and promotion	28,053	15,535	8,430	—	—
Salaries and benefits	25,347	11,831	4,597	—	—
Selling, general and administrative	13,354	7,173	4,634	18,588	18,650
Research and development	3,997	1,119	278	—	—
Professional fees	4,635	11,831	5,125	—	—
Total operating expenses	75,386	47,489	23,064	18,588	18,650
Loss from operations	(19,376)	(14,297)	(8,736)	(16,220)	(18,251)
Other income (expense), net	5,577	(3,306)	(10,217)	(7,061)	(1,318)
Loss before provision for income taxes	(13,799)	(17,603)	(18,953)	(23,281)	(19,569)
Provision for income taxes	33	115	—	—	—
Net loss	$(13,832)	$(17,718)	$(18,953)	$(23,281)	$(19,569)
Net loss per share, basic and diluted	$(1.25)	$(2.46)	$(13.00)	$(70.30)	$(0.48)
Weighted-average shares used to compute net loss per share, basic and diluted	11,038,761	7,193,784	1,458,757	331,158	41,141,549

	As of December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Consolidated Balance Sheet Data:
Cash	$1,020	$5,412	$—	660	44
Working capital (deficit)	3,587	12,158	(11,571)	(13,693)	(1,721)
Property and equipment, net	7,805	2,614	1,356	908	139
Total assets	66,356	52,158	6,767	5,046	2,721
Total indebtedness	8,046	2,563	4,468	1,589	539
Total liabilities	42,976	32,423	16,525	18,017	4,466
Total stockholders' equity (deficit)	23,380	19,735	(9,758)	(12,971)	(1,745)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section entitled “Risk Factors” included elsewhere in this Form 10-K. All share amounts and per share amounts in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” reflect the 1-for-850 reverse stock split of our common stock that we effected on November 26, 2012.

Overview

We are a scientifically driven, performance lifestyle Company that develops, manufactures, markets and distributes branded nutritional supplements. We offer a broad range of powders, capsules, tablets and gels. Our portfolio of recognized brands, including MusclePharm® Hybrid and Core Series, Arnold Schwarzenegger Series™, and FitMiss®, are marketed and sold in more than 110 countries and available in over 35,000 retail outlets globally. These clinically developed scientifically driven nutritional supplements are developed through a six-stage research process that utilizes the expertise of leading nutritional scientists, doctors and universities. We believe we are an innovator in the sports nutrition industry.

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

Our revenue has been consistently increasing year-over-year as we continue to grow our brand and develop industry-leading supplemental nutrition and lifestyle products. Revenues in 2014, 2013 and 2012 were $177.4 million, $110.9 million and $67.1 million, respectively, while our net losses were $13.8 million, $17.7 million and $19.0 million, respectively, for the same periods.

Components of Results of Operations

Revenue

We derive our revenues through the sales of our various branded nutritional supplements. As discussed further in “Critical Accounting Policies and Estimates—Revenue Recognition”, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collection is reasonably assured which generally occurs upon shipment or delivery of the products. We record sales discounts as a direct reduction of revenue for various discounts provided to our customers consisting primarily of volume incentive rebates and advertising related credits. We accrue for sales discounts over the period they are earned. Sales discounts are a significant part of our marketing plan to our customers as they help drive increased sales and brand awareness with end users through promotions that we support through our distributors and re-sellers.

During 2014, our two largest customers, Costco and Bodybuilding.com, accounted for 29% of our net revenue. During 2013, our two largest customers, Bodybuilding.com and Europa, accounted for 35% of our net revenue. During 2012, our two largest customers Bodybuilding.com and General Nutrition Corp. (GNC), accounted for 45% of our net revenue.

Cost of Revenue and Gross Margin

Cost of net revenue for MusclePharm products is directly related to the production, manufacturing and freight-in of the related products purchased from third party contract manufacturers. We mainly ship customer orders from our distribution centers in Franklin, Tennessee and Pittsburg, California. The facilities are operated with our equipment and employees, and we own the related inventory. We also use contract manufacturers to drop ship products directly to our customers.

In addition, BioZone Laboratories, Inc., (“BioZone”) who we acquired in 2014, does manufacture products and, therefore, derives costs of revenue through the costs of raw materials, direct labor, freight-in and other supply and equipment rental expenses. We mainly ship BioZone customer orders from our distribution center in Pittsburg, California.

Our historical experience has been that over the life cycle of a particular product, the cost of revenues as a percentage of total revenue has typically declined as a result of decreases in our product costs. The decrease in cost generally results from an increase in the volume purchased from manufacturing suppliers, as well as yield improvements and test enhancements.

Our gross profit fluctuates due to several factors, including new product introductions and upgrades to existing product lines, changes in customer and product mixes, the mix of product demand, shipment volumes, our product costs, pricing and inventory write downs. We expect cost of revenues to increase in absolute dollars as our revenue continues to increase, however, cost of revenue is expected to decrease as a percentage of revenue due primarily to our ability to efficiently increase our revenue while realizing respective cost efficiencies associated with such increase.

Operating Expenses

Advertising and Promotion

Our advertising and promotions consists primarily of digital and print advertising, trade show events, athletic endorsements and sponsorships and promotion giveaways. Advertising and promotions are a large part of both our growth strategy and brand awareness. We build strategic partnerships with sports athletes like Tiger Woods and fitness enthusiasts like Arnold Schwarzenegger through endorsements licensing, co-branding agreements and co-developing product lines. We expect our advertising and promotion expenses to increase in absolute dollars in future periods as this is a key strategy for our growth, however, advertising and promotion expense is expected to remain consistent as a percentage of revenue due primarily to our ability to efficiently increase our revenue while realizing respective cost efficiencies associated with such increase.

Salaries and Benefits

Salaries and benefits consist primarily of salaries, bonuses, benefits and stock-based compensation. Personnel costs are a significant component of our operating expenses and we expect these expenses to increase in absolute dollars in future periods as we continue to grow our business and add employees, however, salaries and benefits is expected to remain consistent as a percentage of revenue due primarily to our ability to efficiently increase our revenue while realizing respective cost efficiencies associated with such increase.

Selling, General and Administrative

Our selling, general and administrative expenses consist primarily of depreciation, amortization, sales commissions, travel and miscellaneous expenses incurred by our executive, finance, legal, human resources, and other administrative functions, freight out, legal settlement costs, director fees, and other corporate expenses. We expect our selling, general and administrative expenses to increase in absolute dollars in future periods, however, selling, general and administration expense is expected to remain consistent as a percentage of revenue due primarily to our ability to efficiently increase our revenue while realizing respective cost efficiencies associated with such increase.

Research and Development

Research and development expenses primarily consist of personnel, laboratory development of our scientific nutritional supplements, testing and compliance and allocated facilities costs. We expense research and development costs as incurred. Research and development is not the primary driver of our operating expenses but we expect research and development to increase in absolute dollars in future periods, however, research and development expense is expected to remain consistent as a percentage of revenue due primarily to our ability to efficiently increase our revenue while realizing respective cost efficiencies associated with such increase.

Professional Fees

Professional fees consist primarily of fees for outside legal, accounting and tax services and we expect these expenses to increase in absolute dollars in future periods as we continue to grow our business and utilize assistance from professional service providers, defend ongoing and new legal matters, professional fees are expected to increase as a percentage of revenue due primarily to ongoing legal matters.

Charitable Youth Sports Program

In March 2014, the Board of the Company approved and the Company established a charitable youth sports grant program (the “Program”) pursuant to which the Company will donate product giveaways, equipment purchases and cash disbursements to different organizations such as schools, sports teams and training facilities. The Company has tentatively established an annual budget of approximately $250,000 for the Program. The primary intent of the Program is to build MusclePharm brand awareness with youth athletes. The Company’s other business purposes in establishing the Program is to help needy organizations achieve their goals, promote the Company’s brand, help athletes develop stronger and better skills and to build the reputation of the Company as a contributor to the community. The Program is intended to be managed pursuant to written guidelines contained in a standard operating procedure adopted in March 2014. A committee consisting of the Company’s President, Director of Team Development and Chief Operating Officer oversee the Program. The Company approved an initial grant in the amount of approximately $250,000 to Arvada West High School.  Additionally, the Company made similar charitable contributions to other charitable youth sports organizations in the amount of approximately $30,000.  The Company’s Chief Executive Officer Mr. Pyatt is a graduate of Arvada West High School (Class of 1999) and serves as a volunteer football coach. In conjunction with input from school administration, the contributions were utilized for equipment and apparel purchases as well as training and fitness programs. During 2014 Mr. Pyatt received approximately $100.00 as compensation for his services. Pursuant to SEC guidance, including the guidance set forth in Release Nos. 33-8732A; 34-54302A; IC-27444A; File No. S7-03-06, the Company’s Disclosure Committee determined that the amount of the grant under the Program to Arvada West High School should not be treated as a perquisite to Mr. Pyatt.

Other Income (Expense), Net

Other income (expense), net consists of interest, bargain purchase gain and contingent asset gain from a business acquisition, expenses related to the issuance and change in fair value of derivative liabilities, gains and losses on foreign currency transactions and marketable securities, settlement of accounts payable and debt, and foreign currency transactions, and other miscellaneous expenses. The most significant of these consist of the change in the fair value of our derivative liabilities and the bargain purchase gain and contingent asset gain from the business acquisition. Our derivative liabilities were related to embedded conversion features in certain shares of previously outstanding convertible preferred stock and warrants. These derivative instruments were no longer outstanding as of December 31, 2014, however, prior to their settlement, they were marked to fair value each period with a corresponding gain or loss recognized through the consolidated statements of operations. Our bargain purchase gain and contingent asset gain was a one-time event related to the 2014 BioZone acquisition. We do not expect to recognize any amounts from changes in fair value of derivative instruments or any bargain purchase gains going forward unless we enter into similar transactions again in the future.

Provision for Income Taxes

Provision for income taxes consists primarily of federal and state income taxes in the United States and income taxes in foreign jurisdictions in which we conduct business. Due to uncertainty as to the realization of benefits from our deferred tax assets, including net operating loss carry-forwards, research and development and other tax credits, we have a full valuation allowance reserved against such assets. We expect to maintain this full valuation allowance at least in the near term. Further, we recently engaged a Big 4 accounting firm to advise us on our global international tax strategy.

Results of Operations

The following table presents our historical operating results in dollars and as a percentage of revenues for the periods presented:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Consolidated Statements of Operations Data:
Revenue, net	$177,389	$110,878	$67,055
Cost of revenue	121,379	77,686	52,727
Gross profit	56,010	33,192	14,328
Operating expenses
Advertising and promotion	28,053	15,535	8,430
Salaries and benefits	25,347	11,831	4,597
Selling, general and administrative	13,354	7,173	4,634
Research and development	3,997	1,119	278
Professional fees	4,635	11,831	5,125
Total operating expenses	75,386	47,489	23,064
Loss from operations	(19,376)	(14,297)	(8,736)
Other income (expense), net	5,577	(3,306)	(10,217)
Loss before provision for income taxes	(13,799)	(17,603)	(18,953)
Provision for income taxes	33	115	—
Net loss	$(13,832)	$(17,718)	$(18,953)

	Year Ended December 31,
	2014	2013	2012
Percentage of Revenue:
Revenue, net	100%	100%	100%
Cost of revenue	68	70	79
Gross profit	32	30	21
Operating expenses
Advertising and promotion	16	14	13
Salaries and benefits	14	11	7
Selling, general and administrative	8	6	7
Research and development	2	1	0
Professional fees	3	11	8
Total operating expenses	42	43	34
Loss from operations	(11)	(13)	(13)
Other income (expense), net	3	(3)	(15)
Net income loss before taxes	(8)	(16)	(28)
Provision for income taxes	—	—	—
Net loss	(8)%	(16)%	(28)%

Revenue

	Year Ended December 31,			2013 to 2014	2012 to 2013
	2014	2013	2012	% Change	% Change
	(in thousands)
Revenue, net	$177,389	$110,878	$67,055	60%	65%

2014 compared to 2013. Our net revenue increased 60% to $177.4 million in 2014, compared to $110.9 million in 2013. Revenue in 2014 increased due primarily to the introduction of two brands to our product portfolio as we continue to extend our brand and reach utilizing well known current and former athletes and moving into new and expanding markets. In particular, our Arnold Schwarzenegger Series™, which launched in the fourth quarter of 2013, resulted in an increase of $33.1 million from $16.5 million in 2013 to $49.6 million in 2014. In addition, our FitMiss® series, which launched in the third quarter of 2013, resulted in an increase of $6.9 million from $2.6 million in 2013 to $9.5 million in 2014. We also recognized an increase of $28.5 million due to sales of our existing products as we continued to execute our growth strategy that includes driving innovation, serving the needs of all athletes, fueling the engine of sport through new products, brand extensions, and increasing our product distribution and sales through increased market penetrations both domestically and internationally. We also acquired BioZone, a pharmaceutical and laboratory testing company in the first quarter of 2014 in order to maintain a competitive edge and continue to drive growth, which resulted in a $12.4 million increase of revenue in 2014 compared to zero in 2013. Discounts and sales allowances increased to $28.2 million, or 14%, of gross revenue in 2014 from $17.4 million, or 14%, of gross revenue in 2013. The decrease in discounts and allowances as a percent of gross revenue is a result of continued focus to define customer terms and allowances.

2013 compared to 2012. Our net revenue increased 65% to $110.9 million in 2013, compared to $67.1 million in 2012. Revenue in 2013 increased due to executing our growth strategy that included driving innovation, serving the needs of all athletes, fueling the engine of sport through new products, brand extensions, and increasing our product distribution and sales through increased market penetrations both domestically and internationally. A key area of growth in 2013 was increased sales in international markets which increased 69% to $34.1 million in 2013, compared to $20.2 million in 2012. Discounts and sales allowances, which are netted against our revenue, increases to $17.4 million, or 14%, of gross revenue from $10.7 million, or 13.8%, of gross revenue in 2012. The increases in discounts and allowances was a result of continued focus to define customer terms and allowances.

Cost of Revenue and Gross Profit

	Year Ended December 31,			2013 to 2014	2012 to 2013
	2014	2013	2012	% Change	% Change
	(in thousands)
Cost of revenue	$121,379	$77,686	$52,727	56%	47%

	Year Ended December 31,			2013 to 2014	2012 to 2013
	2014	2013	2012	% Change	% Change
	(in thousands)
Gross profit	$56,010	$33,192	$14,328	69%	132%

2014 compared to 2013. Costs of revenue increased 56% to $121.4 million in 2014, compared to $77.7 million in 2013. Accordingly, gross profit for 2014 was $56.0 million, or 32% of revenue, compared to $33.2 million, or 30% of revenue in 2013. Our cost of revenue increased consistent with the related revenue and the primary components of the increase were an $18.0 million increase from the Arnold Schwarzenegger Series™, a $3.0 million increase from the FitMiss series, and an $18.4 million increase from existing products related primarily to executing our growth strategy. In addition, we recognized an increase in cost of revenue in the amount of $5.8 million due to the inclusion of BioZone which was acquired in the first quarter of 2014. The increase in gross profit was generally due to improved focus on process efficiencies throughout all departments including a decrease in spoilage, and the integration and continued improvement of enterprise resource planning (ERP) and reporting systems.

2013 compared to 2012. Costs of revenue increased 47% to $77.7 million in 2013, compared to $52.7 million in 2012. Accordingly, gross profit for 2013 was $33.2 million, or 30% of revenue, compared to $14.3 million, or 21% of revenue, for 2012. The increase in gross profit was due to improved supply chain optimization, operational infrastructure improvements, enterprise resource planning (ERP) and reporting systems integration and key management hires.

Operating Expenses

2014 compared to 2013. Operating expenses in 2014 were $75.4 million, compared to $47.5 million in 2013. These expenses primarily included costs for advertising and promotions, specifically tradeshow costs to generate visibility and connect with our customers and end-users, costs of strategic partnerships, with star athletes and strategic advertising agreements to promote our brand, and investing in our staffing needs in order to stay competitive in our industry by developing and testing new products, including stock-based compensation.

2013 compared to 2012. Operating expenses in 2013 were $47.5 million, compared to $23.1 million in 2012. These expenses included necessary infrastructure improvements, new growth platforms and initiatives, a re-capitalization and staffing increases to establish a scalable organization.

Advertising and Promotion

	Year Ended December 31,			2013 to 2014	2012 to 2013
	2014	2013	2012	% Change	% Change
	(in thousands)
Advertising and promotion	$28,053	$15,535	$8,430	81%	84%
Percentage of revenue	16%	14%	13%

2014 compared to 2013. Advertising and promotion expenses increased 81% to $28.1 million in 2014, or 16% of revenue, compared to $15.5 million, or 14% of revenue, in 2013. Advertising and promotion expenses in 2014 included expenses related to strategic partnerships entered into with Tiger Woods and Johnny Manziel. These partnerships, along with our Arnold Schwarzenegger Series™ introduced in 2013, have increased our strategic partnership stock expenses to $10.2 million in 2014, compared to $1.4 million in 2013.

2013 compared to 2012. Advertising and promotion expenses increased 84% to $15.5 million in 2013, or 14% of revenue, compared to $8.4 million, or 13% of revenue, in 2012. Advertising and promotion expenses in 2013 included expenses related to the launch of our Arnold Schwarzenegger Series™.

Salaries and Benefits

	Year Ended December 31,			2013 to 2014	2012 to 2013
	2014	2013	2012	% Change	% Change
	(in thousands)
Salaries and benefits	$25,347	$11,831	$4,597	114%	157%
Percentage of revenue	14%	11%	7%

2014 compared to 2013. Salaries and benefits increased 114% to $25.3 million, or 14% of revenue, in 2014 compared to $11.8 million, or 11% of revenue, in 2013. The increase was due to additional resources added to both our domestic operations and our Canadian subsidiary. Another primary driver of the increase in salaries and benefits is due to an increase of $7.3 million in expenses related to expense related to restricted stock award grants.

2013 compared to 2012. Salaries and benefits increased 157% to $11.8 million, or 11% of revenue, in 2013 compared to $4.6 million, or 7% of revenue, in 2012. The increase was due to warehouse implementation and adding additional resources to our finance and sales organizations. Salaries and benefit expenses include $3.0 million related to amortization of expense for restricted stock awards granted to employees and executives.

Selling, General and Administrative

	Year Ended December 31,			2013 to 2014	2012 to 2013
	2014	2013	2012	% Change	% Change
	(in thousands)
Selling, general and administrative	$13,354	$7,173	$4,634	86%	55%
Percentage of revenue	8%	6%	7%

2014 compared to 2013. Selling, general and administrative expenses increased 86% to $13.4 million, or 8% of revenue, in 2014 compared to $7.2 million, or 6% of revenue, in 2013. The increase was primarily due to amortization of intangible assets related to our acquisition of Biozone, depreciation of acquired capital assets, rent expense insurance and investments in infrastructure costs and freight out expense, sales as our selling, general and administrative costs are driven by our continued growth in all aspects of operations.

2013 compared to 2012. Selling, general and administrative expenses increased 55% to $7.2 million, or 6% of revenue, in 2013 compared to $4.6 million, or 7% of revenue, in 2012. The increase was related to the BioZone acquisition and the remaining increase was for expenses to support our continued growth.

Research and Development

	Year Ended December 31,			2013 to 2014	2012 to 2013
	2014	2013	2012	% Change	% Change
	(in thousands)
Research and development	$3,997	$1,119	$278	257%	303%
Percentage of revenue	2%	1%	0%

2014 compared to 2013. Research and development expenses increased 257% to $4.0 million, or 2% of revenue, in 2014 compared to $1.1 million, or 1% of revenue, in 2013. The increase was due to a $0.7 million increase in quality control costs as we improve the quality of our product and the operations that go into formulating and developing the product. Other cost increases were due to an increase of $0.4 million related to researching fees as we continue to develop and test new products and a $0.4 million increase in depreciation expense allocated to research and development.

2013 compared to 2012. Research and development expenses increased 303% to $1.1 million, or 1% of revenue, in 2013 compared to $0.3 million, or 0% of revenue, in 2012.

Professional Fees

	Year Ended December 31,			2013 to 2014	2012 to 2013
	2014	2013	2012	% Change	% Change
	(in thousands)
Professional fees	$4,635	$11,831	$5,125	(61)%	131%
Percentage of revenue	3%	11%	8%

2014 compared to 2013. Professional fees decreased 61% to $4.6 million in 2014, compared to $11.8 million in 2013. The primary reason for the decrease in professional fees is due to the $6.6 million investment advisory expenses in 2013, compared to zero in 2014. In addition, professional fees in 2014 included $2.3 million of legal fees due to the SEC investigation and expenses related to SOX 404(b) preparedness.

2013 compared to 2012. Professional fees increased 131% to $11.8 million in 2013, compared to $5.1 million in 2012. Expenses in 2013 included the one time settlement of legacy consulting agreements and legal fees that were incurred as part of the recapitalization of the company.

Other Income (Expense), Net

The components of our other income (expense), net consists of the following:

	Year Ended December 31,			2013 to 2014	2012 to 2013
	2014	2013	2012	% Change	% Change
	(in thousands)
Interest income	$223	$1,442	$—	(85)%	100%
Interest expense	(201)	(783)	(7,335)	(74)%	(89)%
Derivative expense	—	(97)	(4,409)	(100)%	(98)%
Change in fair value of derivative liabilities	374	(4,854)	5,900	(108)%	(182)%
Gain (loss) on settlement of accounts payable and debt	31	574	(4,448)	(95)%	(113)%
Gain (loss) on marketable securities	(386)	445	—	(187)%	100%
Bargain purchase gain and contingent asset gain on BioZone acquisition	5,265	—	—	100%	—
Foreign currency transaction gain (loss)	19	(31)	15	(161)%	(307)%
Other	252	(2)	60	*	(103)%
Total other income (expense), net	$5,577	$(3,306)	$(10,217)	(269)%	(68)%

*	Not meaningful

2014 compared to 2013. Other income (expense), net in 2014 was an income of $5.6 million, compared to an expense of $3.3 million in 2013. The significant fluctuations in other income (expense), net were primarily related to the bargain purchase gain, changes in the derivative liabilities, gains and losses on accounts payable and debt settlements and on marketable securities, and interest.

Other income (expense), net increased primarily due to a $5.3 million gain on the BioZone acquisition in 2014 and the $4.9 million decrease in the fair value of the derivative liabilities in 2013

2013 compared to 2012. Other income (expense), net in 2013 was an expense of $3.3 million, compared to an expense of $10.2 million in 2012. The significant fluctuations in other income (expense), net were primarily related to changes in the derivative liabilities, gains and losses on accounts payable and debt settlements and on marketable securities, and interest. Interest expense in 2013 was $0.8 million, compared to $7.3 million in 2012 due primarily to the elimination of convertible debt in 2013, which resulted in significant interest expense in 2012. Interest income in 2013 was $1.4 million, compared to zero in 2012. The increase in interest income was primarily due to the purchase of marketable securities in 2013 and the carrying of a larger cash balance during the year.

Summary of Quarterly Operations

The following tables set forth our unaudited quarterly consolidated statements of income data in dollars and as a percentage of total revenue for each of the eight quarters in the period ended December 31, 2014. We have prepared the quarterly consolidated statements of income data on a basis consistent with the audited consolidated financial statements included in Part II, Item 8, "Consolidated Financial Statements and Supplementary Data" in this Annual Report on Form 10-K. In the opinion of management, the financial information reflects all adjustments, consisting only of normal recurring adjustments, which we consider necessary for a fair presentation of this data. This information should be read in conjunction with the audited consolidated financial statements and related notes included in Part II, Item 8, "Consolidated Financial Statements and Supplementary Data" in this Annual Report on Form 10-K. The results of historical periods are not necessarily indicative of the results of operations for any future period:

	Three Months Ended
	Dec 31, 2014	Sep 30, 2014	Jun 30, 2014	Mar 31, 2014	Dec 31, 2013	Sep 30, 2013	Jun 30, 2013	Mar 31, 2013
	(in thousands, except share and per share data)
Consolidated Statements of Operations Data:
Revenue, net	$32,672	$47,768	$46,740	$50,209	$37,493	$25,344	$25,480	$22,561
Cost of revenue	25,138	32,812	31,093	32,336	27,784	17,938	17,567	14,396
Gross profit	7,534	14,956	15,647	17,873	9,709	7,406	7,913	8,165
Operating expenses
Advertising and promotion	8,057	7,749	5,919	6,328	5,900	4,043	3,275	2,317
Salaries and benefits	8,162	6,041	5,777	5,367	5,164	3,855	1,564	1,248
Selling, general and administrative	5,473	3,652	2,357	1,872	2,172	1,937	1,919	1,146
Research and development	1,001	735	1,164	1,097	678	182	169	90
Professional fees	1,241	1,316	1,293	785	1,757	2,262	3,727	4,085
Total operating expenses	23,934	19,493	16,510	15,449	15,671	12,279	10,654	8,886
Income (loss) from operations	(16,400)	(4,537)	(863)	2,424	(5,962)	(4,873)	(2,741)	(721)
Other income (expense), net	26	5,234	(27)	344	2,089	927	319	(6,641)
Income (loss) before provision for income taxes	(16,374)	697	(890)	2,768	(3,873)	(3,946)	(2,422)	(7,362)
Provision for (benefit from) income taxes	(138)	94	45	32	115	—	—	—
Net income (loss)	$(16,236)	$603	$(935)	$2,736	$(3,988)	$(3,946)	$(2,422)	$(7,362)
Earnings (net loss) per share
Basic	$(1.39)	$0.05	$(0.09)	$0.27	$(0.45)	$(0.47)	$(0.34)	$(1.78)
Diluted	$(1.39)	$0.05	$(0.09)	$0.23	$(0.45)	$(0.47)	$(0.34)	$(1.78)

Percentage of Revenue:
Revenue, net	100%	100%	100%	100%	100%	100%	100%	100%
Cost of revenue	77	69	67	64	74	71	69	64
Gross profit	23	31	33	36	26	29	31	36
Operating expenses
Advertising and promotion	25	16	13	13	16	16	13	10
Salaries and benefits	25	13	12	11	14	15	6	6
Selling, general and administrative	17	8	5	4	6	8	8	5
Research and development	3	2	2	2	2	1	1	—
Professional fees	4	3	3	2	5	9	15	18
Total operating expenses	73	41	35	31	42	48	42	39
Income (loss) from operations	(50)	(9)	(2)	5	(16)	(19)	(11)	(3)
Other income (expense), net	—	11	—	1	6	4	1	(29)
Income (loss) before provision for income taxes	(50)	1	(2)	6	(10)	(16)	(10)	(33)
Provision for (benefit from) income taxes	—	—	—	—	—	—	—	—
Net income (loss)	(50)%	1%	(2)%	5%	(11)%	(16)%	(10)%	(33)%

In addition to disclosing financial results calculated in accordance with U.S. Generally Accepted Accounting Principles (GAAP), the Company's annual report on Form 10K discloses Non-GAAP financial measures adjusted for income taxes, depreciation and amortization of property and equipment, amortization of intangible assets, provision for doubtful accounts, amortization of prepaid stock compensation, amortization of prepaid sponsorship fees, stock based compensation, and issuance of common stock warrants.  Management believes that the non-GAAP measures provide investors with important perspectives into the Company's ongoing business performance. The non-GAAP financial measures should not be considered a substitute for, or superior to, financial measures calculated in accordance with GAAP, and the financial results calculated in accordance with GAAP and reconciliations to those financial statements should be carefully evaluated. The non-GAAP financial measures used by the Company may be calculated differently from, and therefore may not be comparable to, similarly titled measures used by other companies.

The U.S GAAP measure most directly comparable to EBITDA is income (loss) from operations. The non – GAAP financial measure of Adjusted EBITDA should not be considered as an alternative to net income (loss). Adjusted EBITDA is not a presentation made in accordance with U.S. GAAP and has important limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Because Adjusted EBITDA excludes some, but not all, items that affect net earnings and is defined differently by different companies, our definition of Adjusted EBITDA may not be comparable to similarly titled measures of other companies.

Set forth below are reconciliations of non-GAAP net income (loss) to the Company's reported GAAP net income (loss).

	Three Months Ended
	Dec 31, 2014	Sep 30, 2014	Jun 30, 2014	Mar 31, 2014	Dec 31, 2013	Sep 30, 2013	Jun 30, 2013	Mar 31, 2013
	(in thousands)
Adjusted EBITDA:
Net income (loss)	$(16,236)	$603	$(935)	$2,736	$(3,988)	$(3,946)	$(2,422)	$(7,362)
Non-GAAP adjustments:
(Benefit)/provision for income taxes	(138)	94	45	32	115	—	—	—
Depreciation and amortization of property and equipment	335	303	333	314	198	178	172	161
Amortization of intangible assets	276	(156)	293	285	—	—	—	—
Provision for doubtful accounts	37	24	64	76	83	54	76	29
Amortization of prepaid stock compensation	1,028	1,110	783	795	1,177	2,040	3,224	121
Amortization of prepaid sponsorship fees	786	1,548	1,810	1,658	1,155	1,021	1,157	678
Stock-based compensation	4,055	2,406	2,091	2,376	1,487	1,514	37	37
Issuance of common stock warrants to third parties for services	61	69	—	—	—	—	—	—
Other (income) expense, net	(26)	(5,234)	27	(344)	(2,089)	(927)	(319)	6,641
Adjusted EBITDA	$(9,822)	$767	$4,511	$7,928	$(1,862)	$(66)	$1,925	$305

Quarterly Trends

We have recently experienced rapid growth, which has resulted in an increase in our revenue and a corresponding increase in our cost of revenue and operating expenses to support our growth. The increases in total revenue were mainly due to an increase in product sales new products introductions and brand expansion. The increase in quarterly operating expenses was primarily due to the continued expansion of our infrastructure and expenses related to increases in employee headcount.

Our historical results should not be considered a reliable indicator of our future results of operations.

Liquidity and Capital Resources

Since the inception of MusclePharm, other than revenue from product sales, our primary source of operating cash has been from the sale of equity, the issuance of convertible secured promissory notes and other short-term debt as discussed below. As of December 31, 2014, our cash balance was approximately $1.0 million which consists primarily of cash on deposit with banks.

Our principal use of cash is to purchase inventory, pay for operating expenses, acquire capital assets and repurchase outstanding shares of our capital stock. As of December 31, 2014, we approximately had working capital of $3.6 million, an accumulated deficit of $95.7 million and a total stockholders’ equity of $23.4 million. As of December 31, 2014, we had outstanding borrowings of $8.0 million under our line of credit facility. As noted in note 20 of the accompanying consolidated financial statements, the Company entered into a $4.0 million commercial loan agreement in February 2015 which was fully drawn during the first quarter 2015.

Management believes that with increased sales expansion, the opening of the Pittsburg, California distribution center, international sales expansion, along with the additional debt financing obtained in February 2015, there will be opportunities to increase revenue such that our capital resources will be sufficient through at least December 31, 2015; however, we may seek to raise capital in order to execute the business plan, which includes more inventory purchases and new product releases. There can be no assurance that such capital will be available on acceptable terms or at all. If additional capital is not available, we may be forced to sell assets or slow our growth plans.

Our net consolidated cash flows are as follows:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Consolidated Statements of Cash Flows Data:
Net cash provided by (used in) operating activities	$(4,133)	$(9,973)	$10
Net cash used in investing activities	(1,600)	(3,522)	(974)
Net cash provided by financing activities	1,393	18,913	312
Effect of exchange rate changes on cash	(52)	(6)	(8)
Net (decrease) increase in cash	$(4,392)	$5,412	$(660)

Operating Activities

Our cash provided by operating activities is driven primarily by sales of our products. Our primary uses of cash from operating activities have been for advertising and promotion expenses, personnel-related expenditures, manufacturing costs, and costs related to our facilities. Our cash flows from operating activities will continue to be affected principally by the extent to which we increase spending on personnel expenditures, sales and marketing activities, and our working capital requirements.

2014 compared to 2013. Cash used in operating activities was $4.1 million in 2014, compared to cash used in operating activities of $10.0 million in 2013. The decrease in cash used in operating activities was primarily due to a decrease in net loss of $3.9 million, an increase in stock-based compensation and amortization of prepaid compensation expenses of $5.0 million, an increase in amortization of prepaid sponsorship fees of $1.8 million, a decrease in accretion of discount on marketable securities of $1.4 million, an increase in depreciation and amortization of $1.3 million, an increase in prepaid giveaways, change in inventory of $11.0 million, an increase in net change in accounts receivable of $8.1 million, an increase in net change in prepaid expenses and other current assets of $1.1 million, offset by bargain purchase gain and contingent asset gain on BioZone acquisition of $5.3 million, change in fair value of derivative liabilities of $5.2 million, and a decrease in net change in accounts payable and accrued liabilities of $17.4 million.

2013 compared to 2012. Cash used in operating activities was $10.0 million in 2013, compared to cash provided by operating activities of $10.0 thousand in 2012. The increase in cash used in operating activities was primarily due to a decrease in net loss of $1.2 million, an increase in payables and customer deposits of $12.6 million, a net increase in depreciation, amortization, and accretion of $5.7 million, an increase in change in fair value of derivative assets and liabilities of $10.8 million offset by an increase in accounts receivable of $9.9 million, an increase in prepaid expenses and inventory, and other liabilities of $22.0 million, a decrease in derivative expense of $4.3 million, a decrease in losses related to debt retirement and contract settlements of $2.0 million and $2.1 million in various other gains and losses.`

Investing Activities

2014 compared to 2013. Cash used in investing activities decreased to $1.6 million in 2014, compared to $3.5 million in 2013, due primarily to a decrease in our restricted cash balance of $2.5 million, decrease in purchases of marketable securities of $2.3 million, offset by increased net purchases of property and equipment of $2.2 million, a decrease in sales of marketable securities of $1.8 million, a decrease in repayment of notes of 1.0 million and an increase in purchase of trademark of $0.4 million.

2013 compared to 2012. Cash used in investing activities increased to $3.5 million in 2013, compared to $1.0 million in 2012, due primarily to an increase in sales of marketable securities and note repayments received of $3.8 million and an increase in our restricted cash balance of $2.5 million offset by increases in purchases of marketable securities and notes of $2.3 million, gain on the sale of marketable securities of $0.5 million and increased net purchases of property and equipment of $1.0 million. Future investments in property and equipment, as well as further development of our Internet presence will largely depend on available capital resources.

Financing Activities

Line of Credit

In September 2014, the Company entered into a line of credit facility with a banking institution for up to $8.0 million of borrowings. The line of credit matures in September 2017 and accrues interest at the prime rate plus 2%, currently 5.25%. The line of credit is secured by the Company’s inventory, accounts receivable, intangible assets and equipment. In conjunction with entering into the line of credit, the Company paid $82,000 in debt issuance costs which are being amortized to interest expense over the term of the line using an effective interest method.

The line of credit contains negative covenants and restrictions on actions by the Company including, restrictions on indebtedness, liens, investments, loans, consolidation, mergers, dissolution, asset dispositions outside the ordinary course of business, change in business, transactions with affiliates, bankruptcy, insolvency, change of control and changes relating to indebtedness. In addition, the facility requires compliance by the Company with the following covenants:

•	during each quarter the outstanding principal balance of the line of credit must be reduced and maintained below $3 million for a minimum of 14 non-consecutive days,
•	maintain a minimum market capitalization of $65.0 million,
•	maintain quarterly average cash balance in excess of $1.2 million,
•	maintain specific debt service and current ratios.

The Company was not in compliance with these covenants as of December 31, 2014, but received a written waiver from the bank for this non-compliance.

As of December 31, 2014, the Company had drawn down all $8.0 million under the line of credit and, therefore, no amounts were available under the line of credit at that time.

Promissory Note

Effective February 24, 2015, the Company entered into a Commercial Loan Agreement (the “Loan Agreement”) with ANB Bank (“ANB”), pursuant to which the Company and ANB executed a Promissory Note (the “Note”), pursuant to which the Company borrowed, from ANB, a principal amount of $4.0 million.

Maturity and Security. The Note matures on February 20, 2018. Loans made pursuant to Loan Agreement are secured by (i) a security interest in all of the Company’s inventory, (ii) all of the Company’s accounts receivable or other payments due, (iii) all the Company’s general intangible properties, including, but not limited to, tax refunds, intellectual property and customer lists, and (iv) 860,900 shares of the Company’s common stock currently held in the Company’s treasury, pursuant to the Security Agreement entered into by and between the Company and ANB (the “Security Agreement”), (the Security Agreement together with the Note and Loan Agreement are collectively referred to herein as the “Loan Documents”).

Interest Rates. The interest rate which shall accrue on the principal amount of the Note is 5.25% per annum.

Upon the occurrence of an event of default, pursuant to the Company’s obligations pursuant to the Loan Documents, ANB may increase the interest rate to 28% per annum.

Fees. The Note and Loan Agreement contains certain fees UCC fees, late fees, and loan fees, including a one-time loan fee of $40,000.

Covenants. Subject to customary carve-outs, the Loan Agreement contains customary negative covenants and restrictions for agreements of this type on actions by the Company including, without limitation, restrictions on indebtedness, liens, investments, loans, consolidation, mergers, dissolution, asset dispositions outside the ordinary course of business, change in business, transactions with affiliates, bankruptcy, insolvency, change of control and changes relating to indebtedness.

Events of Default. The Loan Documents contain customary events of default, including, without limitation, non-payment of principal, interest or fees, violation of certain covenants, inaccuracy of representations and warranties in any material respect, cross defaults with certain other indebtedness and agreements, property value decrease, business termination, and merger or name change without notifying ANB.

2014 compared to 2013. Cash flows provided by financing activities were $1.4 million in 2014, compared to cash flows provided by financing activities of $18.9 million in 2013. The $17.4 million decrease was due primarily to decreases in net equity offerings of $21.9 million, and an increase in repurchase of common stock of $2.9 million offset by an increase in proceeds from line of credit of $5.5 million and an increase in debt repayments and payment on line of credit of $1.9 million.

2013 compared to 2012. Cash flows provided by financing activities were $18.9 million in 2013, compared to cash flows provided by financing activities of $0.3 million in 2012. The $18.6 million increase was due primarily to increases in net equity offerings of $20.2 million, a decrease in debt repayments of $1.4 million, and a decrease in deferred equity costs $0.7 million offset by a decrease in net proceeds from debt issuances of $3.1 million and repurchase of common stock of $0.6 million.

Contractual Obligations

Our principal commitments consist of obligations under operating leases for office and warehouse facilities, capital leases for manufacturing and warehouse equipment and non-cancelable endorsement and sponsorship agreements. The following table summarizes our commitments to settle contractual obligations in cash as of December 31, 2014:

	Payments Due by Period
	1 Year	2 to 3 Years	4 to 5 Years	Thereafter	Total
	(in thousands)
Operating lease obligations	$1,176	$1,887	$1,702	2,819	$7,584
Capital lease obligations	129	151	—	—	280
Line of credit	—	8,000	—	—	8,000
Other contractual obligations (1)	12,145	18,681	10,267	11,667	52,760
Total	$13,450	$28,719	$11,969	14,486	$68,624

______________________________________

(1) Other contractual obligations consist of non-cancelable endorsement and sponsorship agreements.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2014.

Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks, including changes to foreign currency exchange rates and interest rates.

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, primarily the Canadian Dollar and more recently the Euro. In general, we are a net receiver of currencies other than the U.S. dollar. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, will negatively affect our revenue and other operating results as expressed in U.S. dollars.

We have experienced and will continue to experience fluctuations in our net income as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. At this time we have not entered into, but in the future we may enter into, derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the effect hedging activities would have on our results of operations. We recognized foreign currency loss of 19,000 in 2014.

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our indebtedness.

Our total outstanding borrowings under the line of credit agreement were $8.0 million as of December 31, 2014. Our exposure to interest rates relates to the change in the amounts of interest we must pay on our borrowings. Our borrowing rate is prime rate plus 2%, which is 5.25% as of December 31, 2014. We would not expect a hypothetical 10% change in our interest rate to have a significant impact on our interest expense

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles and form the basis for the following discussion and analysis on critical accounting policies and estimates. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates and assumptions on a regular basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates and those differences could have a material effect on our financial position and results of operations.

Prepaid Stock Compensation

Prepaid stock compensation represents amounts paid with restricted stock awards for future contractual benefits to be received. We record the fair value of these awards upon issuance to prepaid stock compensation and additional paid-in capital and then amortize these costs to the consolidated statements of operations over the life of the contracts using the straight-line method.

Derivative Liabilities

We have embedded derivative instruments in certain equity instruments that require bifurcation and separate accounting as well as warrants both of which are required to be recorded at their fair value. In determining the appropriate fair value, we used the Black-Scholes or lattice option-valuation models.

Once derivative instruments are determined, they are adjusted to reflect fair value at the end of each reporting period. Any increase or decrease in the fair value is recorded in results of operations as an adjustment to fair value of derivatives. The derivatives were no longer outstanding as of December 31, 2014.

Share-Based Payments

Share-based compensation awards, including stock options and restricted stock, are recorded at estimated fair value on the awards’ grant date, based on estimated number of awards that are ultimately expected to vest. The grant date estimated fair value is then recognized over the time in which the awards are expected to vest, or immediately if no vesting is required. Share-based compensation awards issued to non-employees for services are remeasured to fair value as the shares vest. The fair value of restricted stock awards are based on the fair value of the stock underlying the awards on the grant date as they do not have an exercise price. The fair value of stock options are determined using the Black-Scholes option-pricing model but these amounts have been insignificant during the periods included herein.

Revenue Recognition

We record revenue when all of the following have occurred: (1) persuasive evidence of an arrangement exists, (2) product has been shipped or delivered, (3) the sales price to the customer is fixed or determinable, and (4) collectability is reasonably assured. Depending on individual customer agreements, revenue is recognized either upon shipment of products to customers or upon delivery.

We offer various discounts and sales allowances for volume rebate programs, product promotions, early payment remittances, and other discounts and allowances which are netted against revenue. We accrue for sales discounts and allowances over the period they are earned. Because of the inherent uncertainty surrounding the estimates of volume rebate programs and product promotions that are based on sales thresholds, actual results could differ from the recorded amounts.

Valuation of Acquired Intangible Assets

We make judgments about the recoverability of purchased finite-lived intangible assets whenever events or changes in circumstances indicate that impairment may exist. If such facts and circumstances exist, we assess recoverability by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets. If the useful life is shorter than originally estimated, we accelerate the rate of amortization and amortize the remaining carrying value over the new shorter useful life. Such changes could result in impairment charges or higher amortization expense in future periods, which could have a significant impact on our operating results and financial condition.

Advertising

Advertising and promotion expenses include digital and print advertising, trade show events, athletic endorsements and sponsorships, and promotional giveaways. Advertising expenses are recognized in the month that the advertising appears while costs associated with trade show events are expensed when the event occurs. For major trade shows, the expenses are recognized over the estimated period we benefit from participating in the trade shows. Costs related to promotional giveaways are expensed when the product is either given out at a promotional event or shipped to the customer.

A significant amount of our promotional expenses results from payments under endorsement and sponsorship contracts. Accounting treatment for endorsement and sponsorship payments is based upon specific contract provisions. Generally, endorsement payments are expensed on a straight-line basis over the term of the contract after giving recognition to periodic performance compliance provisions of the contract. Prepayments made under the contracts are included in either current or long-term prepaid expenses depending on the period for which the prepayment applies.

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

We also recognize the effect of income tax positions only if those positions are more likely than not to be sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely to be realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

Recent Accounting Pronouncements

In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (“ASU 2014-12”). The amendments in ASU 2014-12 require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Accounting Standards Codification Topic No. 718, “Compensation – Stock Compensation” (“ASC 718”), as it relates to awards with performance conditions that affect vesting to account for such awards. The amendments in ASU 2014-12 are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in ASU 2014-12 either: (a) prospectively to all awards granted or modified after the effective date; or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The adoption of ASU 2014-12 is not expected to have a material effect on our consolidated financial statements or disclosures.

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers" (“ASU 2014-09”), which provides guidance for revenue recognition. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, “Revenue Recognition- Construction-Type and Production-Type Contracts.” ASU 2014-09’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for the Company beginning January 1, 2017 and, at that time, the Company may adopt the new standard under the full retrospective approach or the modified retrospective approach. Early adoption is not permitted. We are currently evaluating the method and impact the adoption of ASU 2014-09 will have on the Company’s consolidated financial statements and disclosures.

In April 2014, the FASB issued ASU 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU 2014-08 changes the criteria for reporting a discontinued operation. Under the new pronouncement, a disposal of a part of an organization that has a major effect on its operations and financial results is a discontinued operation. The Company is required to adopt ASU 2014-08 prospectively for all disposals or components of its business classified as held for sale during fiscal periods beginning after December 15, 2014. The adoption of ASU 2014-08 is not expected to have a material effect on our consolidated financial statements or disclosures.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 will explicitly require management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. The new standard will be effective for all entities in the first annual period ending after December 15, 2016. Earlier adoption is permitted. We are currently evaluating the impact of the adoption of ASU 2014-15.

Item 8. Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

MusclePharm Corporation

Denver, Colorado

We have audited the accompanying consolidated balance sheets of MusclePharm Corporation and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2014. We have also audited the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting.  Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation.  Our audits of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MusclePharm Corporation and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, MusclePharm Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ EKS&H LLLP

March 16, 2015

Denver, Colorado

MusclePharm Corporation

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,
	2014	2013
ASSETS
Current assets:
Cash	$1,020	$5,412
Restricted cash	—	2,500
Marketable securities	—	379
Accounts receivable, net of allowance for doubtful accounts of $159 and $29 as of December 31, 2014 and 2013	16,644	13,741
Inventory	21,069	15,772
Prepaid giveaways	1,228	1,178
Prepaid stock compensation, current	4,476	3,024
Prepaid sponsorship and endorsement fees	238	1,145
Prepaid expenses and other current assets	1,742	1,376
Total current assets	46,417	44,527
Property and equipment, net	7,805	2,614
Intangible assets, net	7,074	155
Prepaid stock compensation, long-term	4,952	4,718
Other assets	108	144
TOTAL ASSETS	$66,356	$52,158
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,761	$26,048
Accrued liabilities	7,023	2,345
Customer deposits	—	266
Other debt obligations	46	63
Line of credit	8,000	2,500
Derivative liabilities	—	1,147
Total current liabilities	42,830	32,369
Other long-term liabilities	146	54
Total liabilities	42,976	32,423
Commitments and contingencies (Note 10)
Stockholders' equity:
Convertible preferred stock, par value of $0.001 per share; 10,000,000 shares authorized as of December 31, 2014 and 2013; none and 131,500 shares issued and outstanding as of December 31, 2014 and 2013; no aggregate liquidation preference as of December 31, 2014	—	—
Common stock, par value of $0.001 per share; 100,000,000 shares authorized as of December 31, 2014 and 2013; 13,996,007 and 9,259,411 shares issued as of December 31, 2014 and 2013; 13,120,386 and 9,089,490 shares outstanding as of December 31, 2014 and 2013	14	9
Additional paid-in capital	129,130	103,065
Treasury stock, at cost; 875,621 and 169,921 shares as of December 31, 2014 and 2013	(10,039)	(1,498)
Accumulated other comprehensive loss	(66)	(14)
Accumulated deficit	(95,659)	(81,827)
Total stockholders' equity	23,380	19,735
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$66,356	$52,158

The accompanying notes are an integral part of these consolidated financial statements.

MusclePharm Corporation

Consolidated Statements of Operations

(In thousands, except share and per share data)

	Year Ended December 31,
	2014	2013	2012
Revenue, net	$177,389	$110,878	$67,055
Cost of revenue	121,379	77,686	52,727
Gross profit	56,010	33,192	14,328
Operating expenses
Advertising and promotion	28,053	15,535	8,430
Salaries and benefits	25,347	11,831	4,597
Selling, general and administrative	13,354	7,173	4,634
Research and development	3,997	1,119	278
Professional fees	4,635	11,831	5,125
Total operating expenses	75,386	47,489	23,064
Loss from operations	(19,376)	(14,297)	(8,736)
Other income (expense), net	5,577	(3,306)	(10,217)
Loss before provision for income taxes	(13,799)	(17,603)	(18,953)
Provision for income taxes	33	115	—
Net loss	$(13,832)	$(17,718)	$(18,953)
Net loss per share, basic and diluted	$(1.25)	$(2.46)	$(13.00)
Weighted-average shares used to compute net loss per share, basic and diluted	11,038,761	7,193,784	1,458,757

The accompanying notes are an integral part of these consolidated financial statements.

MusclePharm Corporation

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Year Ended December 31,
	2014	2013	2012
Net loss	$(13,832)	$(17,718)	$(18,953)
Change in foreign currency translation adjustment	(52)	(6)	(8)
Comprehensive loss	$(13,884)	$(17,724)	$(18,961)

The accompanying notes are an integral part of these consolidated financial statements.

MusclePharm Corporation

Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands, except share data)

	Series B Preferred Stock		Series C Convertible Preferred Stock		Series D Convertible Preferred Stock		Common Stock		Additional Paid-In	Treasury	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Loss	Deficit	Equity (Deficit)
Balance – December 31, 2011	51	$—	190	$—	—	$—	712,860	$1	$32,185	$—	$—	$(45,156)	$(12,970)
Issuance of common stock for:													—
Conversion of Series C convertible preferred stock	—	—	(190)	—	—	—	22,353	—	615	—	—	—	615
Conversion of debt	—	—	—	—	—	—	290,961	—	1,420	—	—	—	1,420
Cash	—	—	—	—	—	—	199,422	—	1,660	—	—	—	1,660
Interest	—	—	—	—	—	—	58,945	—	334	—	—	—	334
Warrant conversions/settlements	—	—	—	—	—	—	853,082	1	7,295	—	—	—	7,296
Forbearance of agreement terms	—	—	—	—	—	—	95,528	—	1,240	—	—	—	1,240
Other	—	—	—	—	—	—	479	—	—	—	—	—	—
Treasury stock purchased	—	—	—	—	—	—	(31,096)	—	—	(461)	—	—	(461)
Stock-based compensation	—	—	—	—	—	—	544,774	1	5,944	—	—	—	5,945
Reclassification of derivative liabilities to additional paid-in capital for financial instrument conversion and maturity	—	—	—	—	—	—	—	—	4,124	—	—	—	4,124
Net loss	—	—	—	—	—	—	—	—	—	—	—	(18,953)	(18,953)
Change in foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	(8)	—	(8)
Balance – December 31, 2012	51	$—	—	$—	—	$—	2,747,308	$3	$54,817	$(461)	$(8)	$(64,109)	$(9,758)

The accompanying notes are an integral part of these consolidated financial statements.

MusclePharm Corporation

Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands, except share data)

	Series B Preferred Stock		Series C Convertible Preferred Stock		Series D Convertible Preferred Stock		Common Stock		Additional Paid-In	Treasury	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Loss	Deficit	Equity (Deficit)
Balance – December 31, 2012	51	$—	—	$—	—	$—	2,747,308	$3	$54,817	$(461)	$(8)	$(64,109)	$(9,758)
Issuance of preferred stock for cash			—	—	1,500,000	2	—	—	11,999	—	—	—	12,001
Issuance of common stock for:
Cash	—	—	—	—	—	—	1,191,332	1	10,558	—	—	—	10,559
Contract settlement	—	—	—	—	—	—	25,000	—	256	—	—	—	256
Retirement of Series B preferred Stock	(51)	—	—	—	—	—	—	—	—	—	—	—	—
Treasury stock purchased	—	—	—	—	—	—	(138,825)	—	—	(1,037)	—	—	(1,037)
Reduction of additional paid-in capital attributable to value of conversion options on Series D offering	—	—	—	—	—	—	—	—	(8,175)	—	—	—	(8,175)
Stock issuance costs	—	—	—	—	—	—	—	—	(1,395)	—	—	—	(1,395)
Stock-based compensation	—	—	—	—	—	—	2,514,045	2	23,027	—	—	—	23,029
Reclassification of derivative liabilities to additional paid-in capital for conversion of Series D preferred stock	—	—	—	—	(1,368,500)	(2)	2,737,000	3	11,823	—	—	—	11,824
Reclassification of derivative liabilities to additional paid-in capital upon contract settlement	—	—	—	—	—	—	13,630	—	155	—	—	—	155
Net loss	—	—	—	—	—	—	—	—	—	—	—	(17,718)	(17,718)
Change in foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	(6)	—	(6)
Balance – December 31, 2013	—	$—	—	$—	131,500	$—	9,089,490	$9	$103,065	$(1,498)	$(14)	$(81,827)	$19,735

The accompanying notes are an integral part of these consolidated financial statements.

MusclePharm Corporation

Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands, except share data)

	Series B Preferred Stock		Series C Convertible Preferred Stock		Series D Convertible Preferred Stock		Common Stock		Additional Paid-In	Treasury	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Loss	Deficit	Equity (Deficit)
Balance – December 31, 2013	—	$—	—	$—	131,500	$—	9,089,490	$9	$103,065	$(1,498)	$(14)	$(81,827)	$19,735
Issuance of common stock for:													—
Conversion of Series D convertible preferred stock	—	—	—	—	(131,500)	—	263,000	—	773	—	—	—	773
BioZone acquisition	—	—	—	—	—	—	850,000	1	8,832	(4,620)	—	—	4,213
Issuance of common stock warrants to third parties for services	—	—	—	—	—	—	—	—	130	—	—	—	130
Treasury stock purchased	—	—	—	—	—	—	(355,700)	—	—	(3,921)	—	—	(3,921)
Deferred stock compensation on restricted stock awards issued for endorsement agreements	—	—	—	—	—	—	476,853	1	5,402	—	—	—	5,403
Stock-based compensation related to issuance of restricted stock awards to employees, executives and directors	—	—	—	—	—	—	2,796,743	3	10,928	—	—	—	10,931
Net loss	—	—	—	—	—	—	—	—	—	—	—	(13,832)	(13,832)
Change in foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	(52)	—	(52)
Balance – December 31, 2014	—	$—	—	$—	—	$—	13,120,386	$14	$129,130	$(10,039)	$(66)	$(95,659)	$23,380

The accompanying notes are an integral part of these consolidated financial statements.

MusclePharm Corporation

Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands, except share data)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities
Net loss	$(13,832)	$(17,718)	$(18,953)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of property and equipment	1,285	709	475
Amortization of intangible assets	698	—	—
Provision for doubtful accounts	201	242	10
Amortization of prepaid stock compensation	3,716	6,562	716
Amortization of prepaid sponsorship and endorsement fees	5,802	4,011	—
Accretion of discount on marketable securities	(15)	(1,409)	—
Amortization of debt discount	—	—	6,122
Loss on repayment of debt	—	—	1,196
Amortization of debt issuance costs	8	335	395
Stock-based compensation	10,931	3,075	382
Insurance of common stock warrants to third parties for services	130	—	—
Accretion of conversion option on debt security	—	2	—
Bargain purchase gain and contingent asset gain on BioZone acquisition	(5,265)	—	—
Gain on settlement of accounts payable	(31)	(574)	—
Additional consideration given for early debt retirement	—	—	780
Loss on disposal of property and equipment	—	11	—
Loss on conversion of debt	—	—	351
Loss on conversion of preferred stock	—	—	615
Loss on conversion of warrants	—	—	315
Derivative expense	—	97	4,409
Change in fair value of derivative liabilities	(374)	4,854	(5,900)
Unrealized loss on derivative assets	—	56	—
Realized gain on marketable securities	(96)	(2)	—
Changes in operating assets and liabilities:
Accounts receivable	(2,609)	(10,681)	(743)
Inventory	(4,466)	(15,514)	(258)
Prepaid giveaways	(50)	(819)	(359)
Prepaid sponsorship and endorsement fees	(4,895)	(5,150)	206
Prepaid expenses and other current assets	2	(405)	(222)
Other assets	36	(19)	—
Accounts payable and accrued liabilities	4,957	22,380	10,145
Customer deposits	(266)	(70)	328
Other long-term liabilities	—	54	—
Net cash provided by (used in) operating activities	(4,133)	(9,973)	10
Cash flows from investing activities
Purchase of marketable securities	—	(2,274)	—
Sale proceeds from settlement of marketable securities	490	2,250	—
Purchase of property and equipment	(4,108)	(1,911)	(924)
Change in restricted cash balance	2,500	(2,491)	(9)
Repayments of notes receivable	—	1,000	—
Proceeds from disposal of property and equipment	2	18	—
Purchase of trademark	(484)	(114)	(41)
Net cash used in investing activities	(1,600)	(3,522)	(974)

The accompanying notes are an integral part of these consolidated financial statements.

MusclePharm Corporation

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from financing activities
Payments on line of credit, net	$(2,500)	$—	$—
Proceeds from line of credit, net	7,918	2,492	—
Proceeds from issuance of debt, net of issuance cost	—	—	5,590
Repayments of debt	(17)	(4,405)	(5,848)
Repurchase of common stock (treasury stock)	(3,921)	(1,037)	(461)
Repayment of capital lease obligations	(87)	—	—
Proceeds from issuance of preferred stock, net of issuance cost	—	11,304	—
Proceeds from issuance of common stock and warrants, net of issuance cost	—	10,559	1,661
Deferred equity costs	—	—	(699)
Cash overdraft	—	—	69
Net cash provided by financing activities	1,393	18,913	312

Effect of exchange rate changes on cash	(52)	(6)	(8)
Net (decrease) increase in cash	(4,392)	5,412	(660)
Cash at beginning of year	5,412	—	660
Cash at end of year	$1,020	$5,412	$—

Supplemental disclosure of cash flow information
Cash paid for interest	$158	$411	$501
Cash paid for taxes	$301	$87	$—

Supplemental disclosure of non-cash investing and financing activities
Stock issued for future services - third parties	$5,403	$14,514	$1,108
Stock issued for asset purchase	$8,833	$—	$—
Warrants issued in conjunction with equity issuances	$—	$—	$428
Derivative liability on Series D offering	$—	$8,175	$—
Debt discount recorded on convertible and unsecured debt accounted for as a derivative liability	$—	$—	$3,555
Stock issued to settle accounts payable, accrued liabilities and contracts	$—	$5,544	$1,781
Conversation of convertible debt and accrued interest for common stock	$—	$—	$1,069
Common stock issued for interest	$—	$—	$334
Conversation of marketable securities	$—	$1,000	$—
Common stock issued to settle accrued executive compensation	$—	$—	$4,668
Common stock issued for board member compensation	$115	$152	$19
Reclassification of derivative liability to additional paid-in capital and warrant settlements	$773	$11,979	$9,785
Capital leases	$148	$84	$—
Purchase of property and equipment included in accounts payable and accrued liabilities	$375	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

MusclePharm Corporation

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

Note 1: Description of Business and Basis of Presentation

Description of Business

MusclePharm Corporation, or the Company, was incorporated in Nevada in 2006. The Company is a scientifically driven, performance lifestyle company that develops, manufactures, markets and distributes branded nutritional supplements. The Company is headquartered in Denver, Colorado and has three wholly-owned subsidiaries: MusclePharm Canada Enterprises Corp (“MusclePharm Canada”), BioZone Laboratories, Inc. (“BioZone Labs”) and MusclePharm Ireland (“MusclePharm Ireland”).

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Note 2: Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of MusclePharm Corporation and its wholly-owned subsidiaries. Acquisitions are included in the consolidated financial statements from the date of the acquisition. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and accompanying notes. Such estimates include, but are not limited to, allowance for doubtful accounts and sales reserves, inventory write-downs, valuations of intangible assets, fair value of derivatives and fair values of warrants and options, among others. Actual results could differ from those estimates.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The cash balance at times may exceed federally insured limits. Management believes the financial risk associated with these balances is minimal and has not experienced any losses to date.

Significant customers are those which represent more than 10% of the Company’s net revenue for each period presented, or the Company’s net accounts receivable balance as of each respective balance sheet date.

During the year ended December 31, 2014, our two largest customers, Costco and Bodybuilding.com, accounted for 29% of our net revenue. During the year ended December 31, 2013, our two largest customers, Bodybuilding.com and Europa, accounted for 35% of our net revenue. During the year ended December 31, 2012, our two largest customers Bodybuilding.com and General Nutrition Corp. (GNC), accounted for 45% of our net revenue.

At December 31, 2014, our two largest customers, Costco and Bodybuilding.com, accounted for 33% of our net accounts receivable balance.

At December 31, 2013 our three largest customers, Costco, Bodybuilding.com and Europa accounted for 54% of our net accounts receivable balance.

MusclePharm Corporation

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

The Company uses a limited number of non-affiliated suppliers for contract manufacturing its products. The Company has quality control and manufacturing agreements in place with its primary manufacturers to support its growth and ensure consistency in production and quality. The agreements ensure products are manufactured to the Company’s specifications and the contract manufacturers will bear the costs of any recalled product due to defective manufacturing.

The Company had the following concentration of purchases with contract manufacturers for years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
Vendor	2014	2013	2012
Capstone Nutrition	44%	67%	100%
Nutra Blend	50%	32%	*

* Represents less than 10% of total purchases

Risk and Uncertainties

The Company operates in an industry that is subject to rapid change and intense competition. The Company’s operations are subject to significant risk and uncertainties including financial, operational, technological, regulatory and other risks, including the potential risk of business failure.

Management’s Plans with Respect to Liquidity and Capital Resources

The Company’s management believes that with increased sales expansion and the opening of the Pittsburg, California distribution center and international sales expansion, there will be opportunities to increase revenue; however, the Company may need to continue to raise capital in order to execute the business plan, which includes more inventory and new product releases. There can be no assurance that such capital will be available on acceptable terms or at all.

Cash

The Company considers all highly liquid investments purchased with an original maturity of three months or less at the date of purchase and money market accounts to be cash equivalents. As of December 31, 2014 and 2013, the Company had no cash equivalents and all cash amounts consisted of cash on deposit.

Restricted Cash

The Company segregates cash that is restricted in its use based on contractual provisions from unrestricted cash balances. See Note 8 for further discussion on the Company’s restricted cash balance as of December 31, 2013. There were no restricted cash balances as of December 31, 2014.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable represents trade obligations from customers that are subject to normal trade collection terms and are recorded at the invoiced amount, net of any allowance for doubtful accounts, and do not bear interest. The Company assesses the collectability of the accounts by taking into consideration of the aging of accounts receivable, changes in customer credit worthiness, general market and economic conditions, and historical experience. Bad debt expenses are recorded as part of selling, general and administrative expenses in the consolidated statements of operations. The Company writes off the receivable balance against the allowance when management determines a balance is uncollectible. The Company also reviews its customer discounts and an accrual is made for discounts earned but not yet utilized at each period end.

The Company performs ongoing evaluations of its customers’ financial condition and generally does not require collateral. Some international customers are required to pay for their orders in advance of shipment.

MusclePharm Corporation

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

Accounts receivable consisted of the following as of December 31, 2014 and 2013 (in thousands):

	As of December 31,
	2014	2013
Accounts receivable	$18,665	$14,830
Less: allowance for discounts	(1,862)	(1,060)
Less: allowance for doubtful accounts	(159)	(29)
Accounts receivable, net	$16,644	$13,741

The allowance for discount for the years ended December 31, 2014, 2013 and 2012 consisted of the following activity (in thousands):

	Year Ended December 31,
	2014	2013	2012
Allowance for discount, beginning balance	$1,060	$1,089	$—
Charges against revenues	28,200	17,441	10,713
Utilization of sales return reserve	(27,398)	(17,470)	(9,624)
Allowance for discount, ending balance	$1,862	$1,060	$1,089

The allowance for doubtful accounts for the years ended December 31, 2014, 2013 and 2012 consisted of the following activity (in thousands):

	Year Ended December 31,
	2014	2013	2012
Allowance for doubtful accounts, beginning balance	$29	$25	$197
Charges to costs and expenses	201	242	10
Recoveries	—	1	—
Deductions (write‑offs)	(70)	(239)	(182)
Foreign currency translation adjustment	(1)	—	—
Allowance for doubtful accounts, ending balance	$159	$29	$25

Marketable Securities

The Company purchased convertible notes from unrelated public companies that it classified as trading securities which were carried at fair value with changes recognized through net loss. The marketable securities purchased included warrants to purchase shares of the issuer’s common stock which were recorded as discounts against the carrying value of the related marketable securities based on their fair values upon issuance. See Notes 3 and 5 for further discussion of the Company’s marketable securities.

Inventory

MusclePharm products have historically been produced through third party manufacturers (see Note 20 for subsequent events), and the cost of product inventory is recorded using actual cost on a first-in, first-out basis. BioZone products are manufactured in the Company’s production facilities in Pittsburg, CA, and the cost of inventory is recorded using an average cost basis. Inventory is valued at the lower of cost or market value. Adjustments to reduce the cost of inventory to its net realizable value are made, if required, and estimates are made for obsolescence, excess or slow-moving inventories, non-conforming inventories and expired inventory. These estimates are based on management’s assessment of current future product demand, production plan, and market conditions.

Prepaid Giveaways

Prepaid giveaways represent non-inventory sample items which are given away to aid in promotion of the brand. Costs related to promotional giveaways are expensed as a component of advertising and promotion expenses in the consolidated statements of operations when the product is either given away at a promotional event or shipped to the customer.

MusclePharm Corporation

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

Prepaid Stock Compensation

Prepaid stock compensation represents amounts paid with restricted stock awards for future contractual benefits to be received. We record the fair value of these awards upon issuance to additional paid-in capital and then amortize these contractual benefits to the consolidated statements of operations over the life of the contracts using the straight-line method.

Prepaid Sponsorship and Endorsement Fees

Prepaid sponsorship and endorsement fees represent fees paid in connection with Company sponsorships of certain events and trade shows as well as prepaid athlete endorsement fees, which are expensed over the period the fees are earned. A significant amount of the Company’s promotional expenses results from payments under endorsement and sponsorship contracts. Accounting treatment for endorsement and sponsorship payments is based upon specific contract provisions. Generally, endorsement payments are expensed straight-line over the performance period(s) of the contract after giving recognition to periodic performance compliance provisions of the contract. Prepayments made under the contracts are included in either current or long-term prepaid expenses depending on the period for which the prepayment applies.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of various payments that the Company has made in advance for goods or services to be received in the future. These prepaid expenses include legal retainers, print advertising, insurance and service contracts requiring up-front payments.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization is computed on a straight-line basis over the estimated useful lives of the respective assets or, in the case of leasehold improvements, the remaining lease term, if shorter. When assets are retired or otherwise disposed of, the assets and related accumulated depreciation are removed and the resulting gains or losses are recorded as part of other income or expense in the statements of operations. Repairs and maintenance costs are expensed as incurred.

The estimated useful lives of the property and equipment are as follows:

Property and Equipment	Estimated Useful Life
Furniture, fixtures and equipment	3 - 7 years
Leasehold improvements	Lesser of estimated useful life or remaining lease term
Manufacturing and lab equipment	3 - 5 years
Vehicles	3 - 5 years
Displays	5 years
Website	3 years

Intangible Assets

The Company capitalizes the costs incurred in obtaining certain trademarks. Acquired intangible assets are recorded at estimated fair value, net of accumulated amortization, and are amortized over their related useful lives, using a straight-line basis consistent estimated with the underlying expected future cash flows related to the specific intangible asset. Costs to renew or extend the life of intangible assets are capitalized and amortized over the remaining useful life of the asset. Amortization expenses are included as a component of selling, general and administrative expenses in the consolidated statements of operations.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances exist that indicate the carrying amount of an asset may not be recoverable. When indicators of impairment exist, an estimate of undiscounted future cash flows is used in measuring whether the carrying amount of the asset or related asset group is recoverable. Measurement of the amount of impairment, if any, is based upon the difference between the asset's carrying value and estimated fair value. The Company did not recognize any impairment charges on its long-lived assets during the years ended December 31, 2014, 2013 and 2012.

MusclePharm Corporation

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

Issuance Costs and Debt Discount

The Company recognizes issuance costs related to the issuance of certain debt and equity instruments. Depending on the nature of the instrument, these costs are either carried as an asset on the balance sheet or recorded as a discount to the related debt or equity issuance. These costs are amortized using the effective interest method over the life of the debt to interest expense, or not amortized if related to an equity issuance. If a conversion of the underlying debt occurs, a proportionate share of the unamortized cost or discount is immediately expensed.

Derivative Liabilities

Fair value accounting requires bifurcation of embedded derivative instruments such as conversion features in equity instruments and warrants granted, and measurement of their fair value. In determining the appropriate fair value, the Company uses Black-Scholes or lattice option-valuation models. Derivatives are adjusted to reflect fair value at the end of each reporting period with any increase or decrease in the fair value being recorded in other income (expense), on the consolidated statements of operations. Once a derivative liability ceases to exist, any remaining fair value is reclassified to additional paid-in capital if redeemed or through earnings if forfeited or expired.

Revenue Recognition

Revenue is recognized when all of the following criteria are met:

•	Persuasive evidence of an arrangement exists. Evidence of an arrangement consists of an order from the Company’s distributors, resellers or customers.
•	Delivery has occurred. Delivery is deemed to have occurred when title and risk of loss has transferred, either upon shipment of products to customers or upon delivery.
•	The fee is fixed or determinable. The Company assesses whether the fee is fixed or determinable based on the terms associated with the transaction.
•	Collection is reasonably assured. The Company assesses collectability based on credit analysis and payment history.

The Company’s standard terms and conditions of sale do not allow for product returns. However, the Company grants an informal seven day right of return to its customers. Estimates of expected future product returns are recognized at the time of sale based on analyses of historical return trends by customer class. Upon recognition, the Company reduces revenue and cost of revenue for the estimated return. Return rates can fluctuate over time, but are sufficiently predictable with established customers to allow the Company to estimate expected future product returns, and an accrual is recorded for future expected returns when the related revenue is recognized. Product returns incurred from established customers during the years ended December 31, 2014, 2013 and 2012 are insignificant.

The Company offers sales incentives through various programs, consisting primarily of advertising related credits and volume incentive rebates. The Company records advertising related credits with customers as a reduction to revenue as no identifiable benefit is received in exchange for credits claimed by the customer. Volume incentive rebates are provided to certain customers based on contractually agreed upon percentages once certain thresholds have been met. The Company records sales incentive reserves, and volume rebate reserves as a reduction to revenue.

During the years ended December 31, 2014, 2013 and 2012, the Company recorded discounts, and to a lesser degree, sales returns, totaling $28.2 million, $17.4 million and $10.7 million, which accounted for 14% of gross revenue in each period.

Cost of Revenue

Cost of revenue for MusclePharm, MusclePharm Canada and MusclePharm Ireland represents costs directly related to the production, manufacturing and freight-in of the Company’s products purchased from third party manufacturers. The Company ships customer orders from multiple locations. The facilities are operated with the Company’s equipment and employees, and inventory is owned by the Company. The Company also utilizes contract manufacturers to drop ship product directly to customers.

Cost of revenue for products produced by Biozone Labs consist of raw material, direct labor, freight-in, and other supply and equipment rental expenses. The Company mainly ships customer orders from its distribution center in Pittsburg, California.

MusclePharm Corporation

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

Advertising and Promotion

Advertising and promotion expenses include digital and print advertising, trade show events, athletic endorsements and sponsorships, and promotional giveaways. Advertising costs are expensed as incurred. For major trade shows, the expenses are recognized within a calendar year over the period in which the Company recognizes revenue associated with sales generated at the trade show. Some of the contracts within a calendar year provide for contingent payments to endorsers or athletes based upon specific achievement in their sports (e.g. winning a championship). The Company records expense for these payments if and when the endorser achieves the specific achievement.

Share-Based Payments

Share-based compensation awards, including stock options and restricted stock, are recorded at estimated fair value on the awards’ grant date, based on estimated number of awards that are ultimately expected to vest. The grant date fair value is then amortized on straight line basis over the time in which the awards are expected to vest, or immediately if no vesting is required. Share-based compensation awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payments whichever is more readily determined. The fair value of restricted stock are based on the fair value of the stock underlying the awards on the grant date as they do not have an exercise price. The fair value of stock options is estimated using the Black-Scholes option-pricing model but these amounts have been insignificant during the periods included herein.

Foreign Currency

The functional currency of the Company’s foreign subsidiaries, MusclePharm Canada and MusclePharm Ireland, is its local currency. The assets and liabilities of the foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at each balance sheet date. Revenue and expenses are translated at average exchange rates in effect during the year. Equity transactions are translated using historical exchange rates. The resulting translation adjustments are recorded to a separate component of accumulated other comprehensive income (loss) within stockholders’ equity.

Foreign currency gains and losses resulting from transactions denominated in a currency other than the functional currency are included in other income (expense), net in the accompanying consolidated statements of operations.

Comprehensive Income (Loss)

Comprehensive income (loss) is composed of two components: net loss and other comprehensive income (loss). Other comprehensive income (loss) refers to revenue, expenses, gains, and losses that under GAAP are recorded as an element of stockholders’ equity, but are excluded from the Company’s net income (loss). The Company’s other comprehensive income (loss) is made up of foreign currency translation adjustments for all periods presented.

Segments

Management has determined that it currently operates in one segment. The Company’s chief operating decision maker reviews financial information on an aggregated and consolidated basis, together with certain operating and performance measures principally to make decisions about how to allocate resources and to measure the Company’s performance.

Income Taxes

Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases, operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company recognizes the effect of income tax positions only if those positions are more likely than not to be sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely to be realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

The Company records interest and penalties related to unrecognized tax benefits in income tax expense. There were no interest or penalties related to unrecognized tax benefits for the years ended December 31, 2014, 2013 and 2012.

MusclePharm Corporation

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

Recent Accounting Pronouncements

In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (“ASU 2014-12”). The amendments in ASU 2014-12 require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Accounting Standards Codification Topic No. 718, “Compensation – Stock Compensation”, as it relates to awards with performance conditions that affect vesting to account for such awards. The amendments in ASU 2014-12 are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in ASU 2014-12 either: (a) prospectively to all awards granted or modified after the effective date; or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The adoption of ASU 2014-12 is not expected to have a material effect on the Company’s consolidated financial statements or disclosures.

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers" (“ASU 2014-09”), which provides guidance for revenue recognition. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, “Revenue Recognition- Construction-Type and Production-Type Contracts.” ASU 2014-09’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for the Company beginning January 1, 2017 and, at that time, the Company may adopt the new standard under the full retrospective approach or the modified retrospective approach. Early adoption is not permitted. The Company has not yet selected a transition method nor has determined the effect of ASU 2014-09 on its ongoing financial reporting.

In April 2014, the FASB issued ASU 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU 2014-08 changes the criteria for reporting a discontinued operation. Under the new pronouncement, a disposal of a part of an organization that has a major effect on its operations and financial results is a discontinued operation. The Company is required to adopt ASU 2014-08 prospectively for all disposals or components of its business classified as held for sale during fiscal periods beginning after December 15, 2014. The adoption of ASU 2014-08 is not expected to have a material effect on the Company’s consolidated financial statements or disclosures.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 will explicitly require management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. The new standard will be effective for all entities in the first annual period ending after December 15, 2016. Earlier adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2014-15.

Note 3: Fair Value of Financial Instruments

The Company defines fair value as the exchange price that would be received from selling an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company measures its financial assets and liabilities at fair value at each reporting period using a fair value hierarchy which requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s classification within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Three levels of inputs may be used to measure fair value:

•	Level 1 — Observable inputs are unadjusted quoted prices in active markets for identical assets or liabilities.
•

Level 2 — Observable inputs are quoted prices for similar assets and liabilities in active markets or inputs other than quoted prices which are observable for the assets or liabilities, either directly or indirectly through market corroboration, for substantially the full term of the financial instruments.

MusclePharm Corporation

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

•

Level 3 — Unobservable inputs which are supported by little or no market activity and which are significant to the fair value of the assets or liabilities. These inputs are based on our own assumptions used to measure assets and liabilities at fair value and require significant management judgment or estimation.

The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The following are the major categories of assets and liabilities measured at fair value on a recurring basis as of December 31, 2014, using quoted prices in active markets for identical liabilities (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3) (in thousands):

As of December 31, 2014
	Level 1	Level 2	Level 3	Total
Financial assets
Marketable securities	$—	$—	$—	$—

Financial liabilities
Derivative liabilities	$—	$—	$—	$—

The following are the major categories of assets and liabilities measured at fair value on a recurring basis as of December 31, 2013, using quoted prices in active markets for identical liabilities (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3) (in thousands):

	As of December 31, 2013
	Level 1	Level 2	Level 3	Total
Financial assets
Marketable securities - FUSE convertible notes	$—	$260	$—	$260
Marketable securities - FUSE warrants	—	119	—	119
Total financial assets	$—	$379	$—	$379

Financial liabilities
Derivative liabilities - Series D convertible preferred stock	$—	$1,147	$—	$1,147

The Company’s remaining financial instruments consisted primarily of accounts receivable, accounts payable, accrued liabilities and debt. The Company’s debt approximates fair value based upon current borrowing rates available to the Company for debt with similar maturities and the carrying amounts of the Company’s other financial instruments generally approximated their fair values as of December 31, 2014 and 2013 due to the short-term nature of these instruments.

MusclePharm Corporation

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

As of December 31, 2014 and 2012, the year ended December 31, 2012 the Company did not have any outstanding marketable securities or the related warrants. The following table summarizes the activity of the Company’s marketable securities and related warrants during the years ended December 31, 2014 and 2013 (in thousands):

	BioZone		Fuse
	Convertible	BioZone	Convertible	Fuse
	Note	Warrants	Note	Warrants	Total
Balance – December 31, 2012	$—	$—	$—	$—	$—
Fair value of marketable securities on purchase date	1,955	1,248	275	175	3,653
Premium on purchase date	45	—	—	—	45
Discount for value of issuer warrants and conversion option	(1,248)	—	(176)	—	(1,424)
Accretion of discount	1,248	—	161	—	1,409
Conversion of principal	(1,000)	—	—	—	(1,000)
Repayments received	(1,000)	—	—	—	(1,000)
Sale of instruments	—	(1,250)	—	—	(1,250)
Realized gain on sale	—	2	—	—	2
Unrealized loss	—	—	—	(56)	(56)
Balance – December 31, 2013	$—	$—	$260	$119	$379
Accretion of discount	—	—	15	—	15
Repayments received	—	—	(275)	—	(275)
Sale of instruments	—	—	—	(215)	(215)
Realized gain on sale	—	—	—	96	96
Balance – December 31, 2014	$—	$—	$—	$—	$—

During the year ended December 31, 2012 there was no such activity.

As of December 31 2014, and 2012, the Company did not have any outstanding derivative liabilities. The following table summarizes the activity of the Company’s financial liabilities marked to market during the years ended December 31, 2014 and 2013 (in thousands):

Balance – December 31, 2012	$—
Fair value at the commitment date for equity instruments	8,175
Fair value at the commitment date for warrants issued	97
Fair value mark to market adjustment for equity instruments	4,796
Fair value mark to market adjustment for warrants	58
Conversion instruments exercised or settled	(11,979)
Balance – December 31, 2013	1,147
Fair value mark to market adjustment for equity instruments and warrants	(374)
Conversion instruments exercised	(773)
Balance – December 31, 2014	$—

During the year ended December 31, 2012 there was no such activity.

Note 4: Acquisition

On January 2, 2014, the Company closed the transactions contemplated in the asset purchase agreement dated November 12, 2013 with BioZone Pharmaceuticals, Inc. (“BioZone”) (OTC: BZNE) and its subsidiaries, BioZone Laboratories, Inc., and Bakers Cummins Corporation (collectively, the “Seller”). At closing, the Company acquired substantially all of the operating assets of BioZone, including all assets associated with QuSomes, HyperSorb and EquaSomes drug delivery technologies and the name “Biozone”, “Biozone Laboratories” and similar names and domain names (and excluding certain assets including cash on hand), for $7.1 million in MusclePharm common stock, net of an embedded derivative to repurchase common stock of $444,000 and a net contingent asset of $1.5 million.

MusclePharm Corporation

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

The purchase price under the asset purchase agreement was 1,200,000 shares of the Company’s common stock of which 600,000 shares were issued to the seller and 600,000 shares were placed in escrow for a period of nine months to cover indemnification obligations. These 600,000 escrowed shares were also subject to repurchase from the escrow for $10.00 per share in cash which was accounted for as an embedded derivative. The initial 600,000 were issued to the seller upon closing and are subject to a lockup agreement which permits private sales (subject to the lockup and certain leak out provisions).

As of December 31, 2014, the Company completed the final fair value analysis of all assets and liabilities acquired.In October 2014, the Company sent a notice of claim to the seller and escrow agent for the shares being held in escrow. In October 2014, the Company received 350,000 shares from the escrow agent to settle the claim. Additionally, in October 2014, the Company exercised the repurchase option and acquired 250,000 shares of its common stock for $2.5 million. The total of these 600,000 shares are held in treasury stock as of December 31, 2014. In conjunction with the fair value analysis, the Company recognized a bargain purchase gain of $3.7 million, as the fair value of assets and liabilities acquired exceeded the total amount of consideration as BioZone was experiencing a distressed financial situation. After the return of shares held in escrow, the Company also recognized a $1.6 million gain as reimbursement of expenses and settlement of a contingent asset and liability related to one of the leased buildings that BioZone operates.

The bargain purchase gain and contingent asset gain are included as a component of other income (expense), net in the consolidated statements of operations.

The BioZone asset purchase is considered an acquisition of a business and was accounted for in accordance with accounting guidance for business combinations. The fair value of all identifiable tangible and intangible assets purchased in the acquisition was determined by a third party valuation firm. The following table summarizes the fair values of assets acquired and liabilities assumed (in thousands):

Net Tangible Assets
Current assets	$3,183
Property and equipment	1,859
Liabilities assumed	(1,379)
Total net tangible assets acquired	3,663
Identified Intangible Assets
Customer relationships	3,130
Technology	2,158
Brand	1,776
Non-compete agreements	69
Total identified intangible assets acquired	7,133
Bargain purchase gain	(3,686)
Total purchase price allocation	$7,110

Supplemental Pro Forma Information for BioZone Acquisition

The consolidated statements of operations include the results of operations from BioZone since the acquisition date of January 2, 2014. The Company has determined that there were no significant transactions on January 1, 2014 and has therefore not presented the pro forma effects of the acquisition for the year ended December 31, 2014. Supplemental information on a pro forma basis is presented below for the BioZone acquisition as if the acquisition had occurred on January 1, 2013 (in thousands):

Year Ended December 31,
2013
(Unaudited)
Pro forma revenue, net	$119,120
Pro forma loss from operations	(19,031)
Pro forma net loss	$(22,576)

MusclePharm Corporation

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

The unaudited pro forma financial information combines the results of operations as if the BioZone acquisition had occurred as of January 1, 2013. The pro forma results include the acquisition accounting effects resulting from the acquisition such as the amortization charges from acquired intangible assets and acquisition-related transaction costs. The pro forma information presented does not purport to present what the actual results would have been had the acquisitions actually occurred on January 1, 2013, nor is the information intended to project results for any future period.

Note 5: Marketable Securities and Issuer Warrants

BioZone Convertible Note

In August 2013, the Company purchased, for an aggregate purchase price of $2.0 million, a secured convertible promissory note from BioZone Pharmaceuticals, Inc. (“BioZone”) (OTC: BZNE) that matures one year from the date of issuance. The BioZone note bore interest at a rate of 10% per annum, was convertible at any time prior to the maturity date into 10,000,000 shares of BioZone common stock at the conversion rate of $0.20 per share, and contained warrants and certain put and call features discussed further below. The Company’s ability to convert the note into BioZone common stock was only restricted by a beneficial ownership limitation of 4.99% of the number of the common stock outstanding after giving effect to common stock issuable upon conversion.

In conjunction with the issuance of the BioZone convertible note, the Company received warrants to purchase up to 10,000,000 shares of BioZone common stock with an exercise price of $0.40 per share and an expiration date 10 years from issuance. The Company’s ability to exercise the warrant is limited by a beneficial ownership limitation of 4.99% of the number of the common shares outstanding in BioZone after giving effect to the exercise of the warrant. The fair value of the warrants was determined to be $1.2 million upon issuance which was recorded as a discount to the carrying value of the BioZone convertible note. In addition, a change of control put option was identified but not recorded as a derivative because the value was determined to be de minimis. The BioZone notes were also purchased at  a premium of $45,000.

The Company classified the BioZone note as a Level 2 available-for-sale security, however it was only outstanding for two months during the year ended December 31, 2013. In addition, the Company engaged an independent third party firm to determine the fair value the note, warrants and embedded conversion features upon issuance and changes in fair value of the note were included as a component of other comprehensive income (loss) until the note was settled in October 2013 because the notes were considered to be available-for-sale. The $45,000 premium was netted against a discount of $1.2 million attributable to the BioZone warrants and was accreted to interest income over the stated maturity of the note.

In addition, the Company classified the BioZone warrant as a Level 2 fair value measurement and the fair value of the warrant was determined using a binomial lattice pricing model assuming an exercise price of $0.40 per share, contractual term of 10 years and a volatility of 70% upon issuance.

In October 2013, the Company converted the BioZone note as follows: principal in the amount of $1.0 million converted into 5,000,000 shares of BioZone’s common stock and principal of $1.0 million and accrued interest of $33,000 was repaid in cash to satisfy the remaining debt. All remaining amounts related to the note discount were recognized as interest income and the changes in fair value were recorded in net income (loss). All amounts carried in other comprehensive income (loss) related to this note were reclassified to net income (loss) upon its conversion and repayment. The Company recognized a total loss on the extinguishment of the BioZone note of $14,000. In November 2013, the Company entered into a sale agreement with several accredited investors to sell the BioZone warrants for an aggregate purchase price of $1.3 million. Accordingly as of December 31, 2013, the BioZone notes and warrants were no longer owned.

Fuse Convertible Note

In November 2013, the Company purchased, for an aggregate purchase price of $200,000, a senior secured convertible promissory note from Fuse Science Inc. (“Fuse”) (OTC: DROP) that matures 90 days from the date of issuance. The Fuse note bore interest at a rate of 10% per annum, was convertible at any time prior to the maturity date into 3,076,923 shares of Fuse common stock at the conversion rate of $0.065 per share, and contained warrants and certain conversion features discussed further below. The Company’s ability to convert the note into Fuse common stock was only restricted by a beneficial ownership limitation of 9.99% of the number of the common stock outstanding after giving effect to common stock issuable upon conversion. In December 2013, the Company amended the Fuse note in order to purchase an additional $75,000 under the original terms of the note.

MusclePharm Corporation

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

In conjunction with the issuance of the Fuse note, the Company received warrants to purchase up to 9,165,750 shares of Fuse common stock with an exercise price of $0.065 per share and an expiration dates of five years from the date of issuance. The fair value of the warrants was determined to be $175,000 upon issuance which was recorded as a discount to the carrying value of the Fuse convertible note. The conversion feature was determined to have a fair value of $2,000 upon issuance of the Fuse note.

The Company classified the Fuse note as a Level 2 trading security and used a Black-Scholes model to determine the fair value of the conversion option and warrants. Changes in the fair value of the Fuse note were included within other income (expense), net on the consolidated statements of operations. As of December 31, 2013, only discounts in the amount of $10,000 had not been fully accreted.

In January 2014, the Company renewed the $275,000 Fuse note providing for a new maturity date of January 3, 2019 and to update the conversion rate of the Fuse note to $0.02 per share, or convertible into 13,750,000 shares of Fuse common stock. In addition, the Company recognized the conversion option of the convertible note as a derivative instrument with a fair value of $207,000, which was recorded as a discount against the note.

In April 2014, the Company entered into a security purchase agreement and sold the Fuse convertible note and warrants for an aggregate purchase price of $215,000.

Note 6: Balance Sheet Components

Inventory

On July 1, 2013, the Company terminated a Distribution Agreement dated November 17, 2010 with one of its key product manufacturers in which the manufacturer received and fulfilled customer sales orders for a majority of the Company’s products. In connection with the termination of the agreement, the Company purchased an aggregate $4.7 million of product inventory, and took over control of customer order fulfillment through the warehouse located at Franklin, Tennessee. In August 2014, the Company opened a second distribution center in Pittsburg, California.

Inventory consisted of the following as of December 31, 2014 and 2013 (in thousands):

	As of December 31,
	2014	2013
Raw materials	$1,169	$—
Work-in-process	101	—
Finished goods	19,799	15,772
Inventory	$21,069	$15,772

The Company writes down inventory for obsolete and slow moving inventory based on the age of the product as determined by the expiration date. Products within one year of their expiration dates are considered for write-off purposes. Historically, we have had minimal returns with established customers, and any damaged packaging is sent back to the manufacturer for replacement.

MusclePharm Corporation

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

Property and Equipment

Property and equipment consisted of the following as of December 31, 2014 and 2013 (in thousands):

	As of December 31,
	2014	2013
Furniture, fixtures and equipment	$4,041	$1,850
Leasehold improvements	2,298	619
Manufacturing and lab equipment	1,388	—
Vehicles	470	442
Displays	488	34
Website	241	11
Construction in process	1,511	1,019
Property and equipment, gross	10,437	3,975
Less: Accumulated depreciation and amortization	(2,632)	(1,361)
Property and equipment, net	$7,805	$2,614

Depreciation and amortization expense related to property and equipment was $1.3 million, $709,000 and $475,000 for the years ended December 31, 2014, 2013 and 2012, which is included in the selling, general, and administrative in the consolidated statements of operations.

Intangible Assets

Intangible assets consist of the following (in thousands):

	As of December 31, 2014
	Gross Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Lives (years)
Amortized intangible assets
Customer relationships	$3,130	$(209)	$2,921	15.0
Technology	2,158	(270)	1,888	8.0
Non-compete agreements	69	(35)	34	2.0
Patents	53	(23)	30	3.8
Trademarks	518	(20)	498	4.5
Brand	1,776	(118)	1,658	15.0
Domain name	68	(23)	45	5.0
Total intangible assets	7,772	(698)	$7,074

	As of December 31, 2013
	Gross Value	Accumulated Amortization	Net Carrying Value	Weighted Average Useful Lives (years)
Amortized intangible assets
Trademarks	$35	$—	$35	—
Domain name	68	—	68	—
Other long term assets	52	—	52	—
Total intangible assets	$155	—	$155

Intangible amortization expense for the year ended December 31, 2014 was $698,000. There was no such amortization expense for the years ended December 31, 2013 and 2012. Due to the finalization of the valuation related to the purchased assets of BioZone (see Note 4), the Company recognized a cumulative adjustment to amortization of intangible assets included in operating expenses on the consolidated statement of operations that resulted in a reduction of amortization expense of $430,000 for the year ended December 31, 2014.

MusclePharm Corporation

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

As of December 31, 2014, the estimated future amortization expense of intangible assets is as follows (in thousands):

Year Ending December 31,
2015	$728
2016	694
2017	675
2018	663
2019	659
Thereafter	3,655
Total amortization expense	$7,074

Note 7: Other Income (Expense), net

During the years ended December 31, 2014, 2013 and 2012, other income (expense), net consists of the following (in thousands):

	Year Ended December 31,
	2014	2013	2012
Other income (expense), net
Interest income	$223	$1,442	$—
Interest expense	(201)	(783)	(7,335)
Derivative expense	—	(97)	(4,409)
Change in fair value of derivative liabilities	374	(4,854)	5,900
Gain (loss) on settlement of accounts payable and debt	31	574	(4,448)
Gain (loss) on marketable securities	(386)	445	—
Bargain purchase gain and contingent asset gain on BioZone acquisition	5,265	—	—
Foreign currency transaction gain (loss)	19	(31)	15
Other	252	(2)	60
Total other income (expense), net	$5,577	$(3,306)	$(10,217)

Note 8: Debt

As of December 31, 2014 and 2013, the Company’s debt consisted of the following (in thousands):

	As of December 31,
	2014	2013
Revolving line of credit	$8,000	$2,500
Other	46	63
Total debt	8,046	2,563
Less: current portion	(8,046)	(2,563)
Long term debt	$—	$—

In December 2013, the Company entered into a revolving line of credit with a banking institution in the amount of $2.5 million. The line of credit matured in September 2014 and accrued interest at prime plus 2%, which was payable monthly. The note was secured by a $2.5 million savings account held at the bank and disclosed as restricted cash in the December 31, 2013 consolidated balance sheets. In May 2014, the Company repaid the outstanding balance of the line of credit with the restricted cash balance that was securing the debt, and terminated the line of credit agreement. The line of credit is no longer available for further borrowing.

In September 2014, the Company entered into a line of credit facility with a banking institution for up to $8.0 million of borrowings. The line of credit matures in September 2017 and accrues interest at the prime rate plus 2%, currently 5.25%. The line of credit is secured by the Company’s inventory, accounts receivable, intangible assets and equipment. In conjunction with entering into the line of credit, the Company paid $82,000 in debt issuance costs which are being amortized to interest expense over the term of the line using an effective interest method.

MusclePharm Corporation

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

The line of credit contains negative covenants and restrictions on actions by the Company including, restrictions on indebtedness, liens, investments, loans, consolidation, mergers, dissolution, asset dispositions outside the ordinary course of business, change in business, transactions with affiliates, bankruptcy, insolvency, change of control and changes relating to indebtedness. In addition, the facility requires compliance by the Company with the following covenants:

•	during each quarter the outstanding principal balance of the line of credit must be reduced and maintained below $3 million for a minimum of 14 non-consecutive days,
•	maintain a minimum market capitalization of $65.0 million,
•	maintain quarterly average cash balance in excess of $1.2 million,
•	maintain specific debt service and current ratios.

The Company was not in compliance with these covenants as of December 31, 2014, but received a written waiver from the bank for this non-compliance.

As of December 31, 2014, the Company had drawn down all $8.0 million under the line of credit and, therefore, no amounts were available under the line of credit at that time. (See Note 20 for subsequent events related to the Company’s indebtedness).

In December 2014, the Company entered into a fleet lease program providing for the Company approximately $1.8 million in credit to lease up to 50 vehicles.

Other

Other debt primarily consists of debt in default as of December 31, 2014 and 2013 and is included as a component of short-term debt. Debt in default is related to convertible debt issued during the year ended December 31, 2012 and prior where the convertible debt was never converted to common stock or principle repaid. The Company is in the process of contacting the remaining debt holders and negotiating settlement of the debt.

Note 9: Derivative Liabilities

The Company identified various derivatives in the form of freestanding warrants and conversion features embedded within convertible preferred stock issued during the years ended December 31, 2014, 2013 and 2012 as follows.

Embedded Conversion Feature

In January 2013, the Company sold 1,500,000 shares of Series D convertible preferred stock for aggregate gross proceeds of $12.0 million. The Series D convertible preferred stock contained an embedded derivative liability related to a conversion feature that was determined to be a derivative requiring bifurcation and separate accounting as a derivative liability. The related shares all converted to common stock during the years ended December 31, 2014 and 2013. Accordingly, the derivative liability was outstanding as of December 31, 2013 but was no longer outstanding as of December 31, 2014. Upon elimination of the derivative liability, $773,000 was reclassified to additional paid-in capital in the consolidated balance sheets.

The fair value of the Series D embedded derivative was determined during the years ended December 31, 2014 and 2013 assuming the following:

	Commitment Date	Re-measurement Date
Expected term (in years)	1 year	1 year
Expected volatility	120%	47%
Risk-free interest rate	0.14%	0.13%
Dividend yield	0%	0%

MusclePharm Corporation

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

Warrants

For the year ended December 31, 2012, the Company issued warrants to purchase 500,721 shares of common stock in conjunction with the settlement of debt. Each warrant vests six months after issuance and expire during the year ended December 31, 2014, with exercise prices ranging from $10.20 - $12.75. All warrants contain anti-dilution rights and were treated as derivative liabilities. These 2012 warrants all converted during the year ended December 31, 2012.

During the year ended December 31, 2013, the Company issued warrants to purchase 40,000 shares of common stock in conjunction with a consulting agreement. The Company did not issue any warrants during the year ended December 31, 2014.

As of December 31, 2014, the Company had no outstanding warrants related to those transactions.

Derivatives Expense

In situations where the Company recorded the debt discount and initial value of derivative contracts associated with the convertible preferred stock issuance against the gross proceeds raised, any remaining value of the derivative that exceeded the gross proceeds of the offering was expensed immediately as derivative expense in other income (expense), net on the consolidated statements of operations.

Note 10: Commitments and Contingencies

Operating Leases

The Company leases office and warehouse facilities under operating leases which expire at various dates through 2029. The amounts reflected in the table below are for the aggregate future minimum lease payments under non-cancelable facility operating leases. Under lease agreements that contain escalating rent provisions, lease expense is recorded on a straight-line basis over the lease term. Rent expense for the years ended December 31, 2014, 2013 and 2012 amounted to $1.3 million, $608,000 and $338,000.

As of December 31, 2014, future minimum lease payments are as follows (in thousands):

Year Ending December 31,
2015	$1,176
2016	971
2017	916
2018	915
2019	787
Thereafter	2,819
Total minimum lease payments	$7,584

Capital Leases

The Company leases manufacturing and warehouse equipment under capital leases which expire at various dates through 2017. As of December 31, 2014 and 2013, the Company had $356,000 and $84,000, respectively in leased assets included in furniture, fixtures, and equipment and manufacturing and lab equipment balances of property and equipment in the consolidated balance sheets. The accumulated depreciation on leased assets as of December 31, 2014 and 2013 was $32,000 and Nil, respectively. As of December 31, 2014 and 2013, short-term capital lease liabilities of $118,000 and $27,000 respectively are included as a component of current liabilities, and the long-term capital lease liabilities of $146,000 and $59,000 respectively are included as a component of long-term liabilities in the consolidated balance sheets.

As of December 31, 2014 and 2013, the Company had an outstanding balance on capital leases of $265,000 and $81,000. The amounts reflected in the table below are for the aggregate future minimum lease payments under equipment lease agreements.

MusclePharm Corporation

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

As of December 31, 2014, the Company’s future minimum lease payments are as follows (in thousands):

Year Ending December 31,
2015	$129
2016	117
2017	34
Total minimum lease payments	280
Less amounts representing interest	(15)
Present value of minimum lease payments	$265

Contingencies

In the normal course of business, the Company may become involved in legal proceedings. The Company will accrue a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. The accrual for a litigation loss contingency might include, for example, estimates of potential damages, outside legal fees and other directly related costs expected to be incurred. As of December 31, 2014 and 2013, the Company was not involved in any material legal proceedings, except for the SEC investigation discussed below.

SEC Investigation

In July 2013, the Company received a formal order of investigation (the “Investigation”) from the Denver Regional Office of the SEC which is actively investigating various areas of potential violation of the federal securities laws involving the Company and its management.  The SEC has issued subpoenas for documents and testimony and has deposed numerous witnesses in connection with the Investigation. As a result of a review undertaken by the Company’s personnel in conjunction with the Audit Committee of the Board of Directors, during 2014 we amended certain prior reports to revise various disclosures concerning executive compensation and disclosure of perquisites, among other things, and filed amendments to our annual reports on Form 10-K for the fiscal years ended December 31, 2013, 2012 and 2011.  The Investigation remains ongoing. The Investigation could lead to the SEC seeking fines, penalties, injunctive relief and the adoption of corrective plans to establish reporting and other practices affecting the Company. Neither the nature of the relief, the amount of any monetary relief, nor the nature of the corrective actions, whether voluntary or imposed as a result of court proceedings that could be sought by the SEC, can be predicted.  The result of any of the foregoing could have a material adverse effect on the Company or its management.

Additionally, as a manufacturer of nutritional supplements and other consumer products that are ingested by consumers, the Company may be subject to various product liability claims. The Company currently maintains product liability insurance with a deductible/retention of $10,000 per claim with an aggregate cap on retained loss of $20.0 million. As of December 31, 2014 and 2013, the Company had not recorded an accrual for product liability claims.

Sponsorship and Endorsement Contract Liabilities

The Company has various non-cancelable endorsement and sponsorship agreements with terms expiring through 2018. The total value of future contractual payments as of December 31, 2014 was $52.8 million. The total future contractual payments are as follows (in thousands):

	Year Ending December 31,
Outstanding Payments	2015	2016	2017	2018	2019	Thereafter	Total
Endorsement	$7,090	$8,194	$9,100	$6,000	$4,167	$11,667	$46,218
Sponsorship	5,055	1,287	100	$100	—	—	6,542
Total	$12,145	$9,481	$9,200	$6,100	$4,167	$11,667	$52,760

MusclePharm Corporation

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

Note 11: Common Stock and Stockholders’ Equity

Common Stock

In November 2012, the Company (i) effected a 1-for-850 reverse stock split of the common stock, including a proportionate reduction in the number of authorized shares of the common stock, and (ii) amended the articles of incorporation to increase the number of authorized shares of common stock (post reverse stock split) to 100,000,000. All share and per share amounts in this document have been changed to give effect to the reverse stock split. Common stock outstanding as of December 31, 2014 has been adjusted to include shares legally outstanding even if subject to future vesting.

For the year ended December 31, 2014, the Company issued common stock including restricted stock awards, as follows:

			Range of Value
	Quantity	Valuation	per Share
Transaction Type	(#)	($ in thousands)	($)
Conversion of series D preferred stock to common stock	263,000	$773	2.94
BioZone acquisition (1)	1,200,000	8,833	8.20
Deferred stock compensation on restricted stock awards issued for endorsement agreements	476,853	5,403	11.19 - 13.41
Stock-based compensation	2,796,743	10,931	6.55 - 13.63
Total	4,736,596	$25,940	2.94 - 13.63

(1) Subsequently reduced by 350,000 shares returned to treasury with a value of $4.6 million.

For the year ended December 31, 2013, the Company issued common stock as follows:

			Range of Value
	Quantity	Valuation	per Share
Transaction Type	(#)	($ in thousands)	($)
Conversion of series D preferred stock to common stock	2,737,000	11,824	2.80 – 7.54
Cash and warrants	1,191,332	10,559	8.26 – 10.50
Executive/Board of Director compensation	284,164	2,642	3.48 – 11.01
Employee stock compensation	51,000	562	11.01
Stock issued for services and to settle liabilities	2,217,511	20,213	4.02 – 12.99
Total	6,481,007	45,800	2.80 – 12.99

The fair value of all stock issuances above is based upon either the quoted closing trading price on the date of issuance or the value of derivative instrument at the date of conversion.

MusclePharm Corporation

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

Treasury Stock

The following table presents the Company’s treasury stock transactions for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014		2013		2012
	Number of Shares	Weighted-Average Purchase Price	Number of Shares	Weighted-Average Purchase Price	Number of Shares	Weighted-Average Purchase Price
Purchase of common stock in open market under the 2013 Stock Repurchase Plan	105,700	$13.44	120,000	$7.78	—	$—
Settlement of common stock held in escrow during BioZone acquisition (1)	350,000	13.20	—	—	—	—
Exercise of repurchase rights for common stock held in escrow during BioZone acquisition	250,000	10.00	—	—	—	—
Others	—	—	18,825	13.80	31,096	14.82
Total	705,700	12.10	138,825	$8.60	31,096	$14.82

(1) Returned to treasury.

For the year ended December 31, 2014, the Company repurchased 105,700 shares of its common stock for $1.4 million, or an average of $13.44 per share. This repurchase was completed under a stock repurchase plan approved by the Company’s Board of Directors on December 10, 2013, which allows the Company to repurchase up to $5.0 million worth of common stock over a one - year period. These repurchased shares are accounted for under the cost method and are included as a component of treasury stock in the consolidated balance sheets.

The Company received 350,000 shares held in escrow related to the BioZone asset purchase as described in Note 4. These shares were returned to the Company and are accounted for as treasury stock. In October 2014, the Company exercised its option and acquired 250,000 shares at $10.00 per share to the treasury.

For the year ended December 31, 2013, the Company repurchased 138,825 shares of its common stock for $1.2 million, or an average of $8.60 per share. Of this amount, $1.0 million, or $7.47 per share was considered repurchase of securities and $156,000 was recorded as a loss on settlement and is included in gain on settlement of accounts payable in the consolidated statement of operations. Included in the repurchase of securities was 120,000 shares, or $934,000 of common stock repurchased by the Company as part of the stock repurchase plan described above.

For the year ended December 31, 2012, the Company repurchased 31,096 shares of its common stock for $461,000, or an average of $14.82 per share. The Company recorded the value of its common stock held in treasury at cost. The Company has not cancelled these shares, and they remain available for re-issuance.

Note 12: Preferred Stock

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

In October 2011, the Company issued 190 shares of Series C convertible preferred stock with fair value of $190,000. Of the total shares issued, 100 shares were issued for $100,000 ($1,000 per share). The remaining 90 shares were issued for services rendered with fair value of $90,000 ($1,000 /share), based upon the stated value per share. In March 2012, all 190 shares were converted into 22,353 common shares at a conversion price of $0.0085 per share and resulted in a loss of $615,000.

The Series C convertible preferred stock contained an embedded derivative liability related to a conversion feature within the shares which was also eliminated upon the conversion of the Series C convertible preferred stock during the year ended December 31, 2012. Accordingly, neither the shares of Series C convertible preferred stock nor the related derivative were outstanding as of December 31, 2012.

MusclePharm Corporation

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

In January 2013, the Board of Directors authorized for distribution up to 1,600,000 shares of Series D convertible preferred stock. In January and February 2013, the Company entered into purchase agreements with certain investors in connection with the offering, pursuant to which the Company sold 1,500,000 shares of Series D convertible preferred stock at $8.00 per share for aggregate gross proceeds of $12.0 million. The Series D convertible preferred stock was convertible into two shares of common stock at any time by the holders. For the year ended December 31, 2013, 1,368,500 shares of Series D convertible preferred stock converted into 2,737,000 shares of common stock. For the year ended December 31, 2014, the remaining 131,500 shares of Series D convertible preferred stock converted into 263,000 shares of common stock. The Series D convertible preferred stock contained an embedded derivative liability related to a conversion feature within the shares, which are discussed further in Note 9.

As of December 31, 2014, there were no shares of preferred stock outstanding. The Series D convertible preferred stock, which were outstanding as of December 31, 2013, had the following rights, preferences, privileges and restrictions:

Voting Rights

Series D convertible preferred stock is entitled to voting rights equal to the number of shares of common stock into which each share could be converted.

Conversion

Each share of Series D convertible preferred stock is convertible into two shares of common stock, subject to adjustment.

Dividends

Series D convertible preferred stock has no rights to dividends. No dividends have been declared for any of the periods presented.

Liquidation Preferences

Series D convertible preferred stock is entitled to the receipt of net assets on a pro-rata basis with common stock.

Note 13: Stock-Based Compensation

The Company’s stock-based compensation for the years ended December 31, 2014, 2013 and 2012 consist primarily of restricted stock awards and, to a much lesser extent, stock options.

Stock Incentive Plans

Under its 2010 Stock Incentive Plan (“2010 Plan”), the Company was able to grant incentive stock options, non-qualified stock options, restricted stock awards, restricted stock units and stock appreciation rights to key employees, directors, consultants, advisors and service providers of the Company or its subsidiaries. Shares of common stock purchased upon the exercise of a stock option must be paid for in full at the time of the exercise in cash or such other consideration determined by the compensation committee. Payment may include tendering shares of common stock or surrendering of a stock award, or a combination of methods. The 2010 Plan is administered by the Compensation Committee. The 2010 Plan may be amended by the Board of Directors or the Compensation Committee, without the approval of stockholders, but no such amendments may increase the number of shares issuable under the 2010 Plan or adversely affect any outstanding awards without the consent of the holders thereof. The total number of shares that may be issued under the 2010 Plan cannot exceed 5,883, subject to adjustment in the event of certain recapitalizations, reorganizations and similar transactions. The Company no longer grant stock awards under the 2010 Plan.

Stock Options

In April 2010, the Company issued stock options to purchase 3,260 shares of common stock under the 2010 Plan. These stock options have a contractual term of 5 years, and a grant date fair value of $631,000 which was expensed immediately as the stock options vested upon grant. The Company determined the fair value of the stock options using the Black-Scholes model. As of December 31, 2014, the Company had 472 stock options outstanding that were significantly underwater with an exercise price of $425 per share. These shares were immediately exercisable with a weighted remaining contractual life of 0.25 years and no intrinsic value as of December 31, 2014.

MusclePharm Corporation

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

Restricted Stock Awards to Employees and Board Members

The activity of restricted stock awards granted to employees and board members was as follows:

	Unvested Restricted Stock Awards
	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested balance – December 31, 2011	—	$—
Granted	129,413	3.48
Unvested balance – December 31, 2012	129,413	3.48
Granted	1,569,363	10.97
Vested	(306,637)	9.95
Unvested balance – December 31, 2013	1,392,139	10.50
Granted	1,404,604	12.47
Vested	(164,756)	6.33
Unvested balance – December 31, 2014	2,631,987	11.67

The total fair value of restricted stock awards granted to employees and board members for the years ended December 31, 2014, 2013 and 2012 was $17.5 million, $17.2 million and $450,000. As of December 31, 2014, the total unrecognized expense for unvested restricted stock awards, net of expected forfeitures, was $31.5 million, which is expected to be amortized over a weighted-average period of 2.6 years.

Restricted Stock Awards to Non-Employees

In July 2014, in connection with an Endorsement Agreement, the Company issued 446,853 shares of its restricted common stock to ETW Corp with an aggregate market value of $5.0 million (see Note 16). In September 2014, the Company entered into a consulting agreement with a third-party service provider and issued 30,000 shares of its restricted common stock with an aggregate market value of $402,000. These restricted stock awards granted to non-employees were included as a component of prepaid stock compensation and additional paid-in capital in the consolidated balance sheet. The prepaid stock compensation is being amortized over the performance period.

Note 14: Defined Contribution Plan

The Company established a 401(k) Plan (the “401(k) Plan”) for eligible employees of the Company. Generally, all employees of the Company who are at least twenty-one years of age and who have completed six months of service are eligible to participate in the 401(k) Plan. The 401(k) Plan is a defined contribution plan that provides that participants may make voluntary salary deferral contributions, on a pretax basis, of up to $17,500 for the year ended December 31, 2014 (subject to make-up contributions) in the form of voluntary payroll deductions. The Company may make discretionary contributions. For the years ended December 31, 2014, 2013 and 2012, the Company’s matching contribution was $299,000, $61,000 and $43,000 respectively.

Note 15: Net Loss per Share

Basic net loss per share is computed by dividing net loss for the period by the weighted average shares of common stock outstanding during each period. Diluted net loss per share is computed by dividing net loss for the period by the weighted average shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The Company uses the “treasury stock” method to determine whether there is a dilutive effect of outstanding option and warrant contracts. For the years ended December 31, 2014, 2013 and 2012, the Company reflected a net loss, and the effect of considering any common stock equivalents would have been anti-dilutive. Therefore, a separate computation of diluted net loss per share is not presented.

MusclePharm Corporation

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

The following securities were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	Year Ended December 31,
	2014	2013	2012
Stock options (exercise price - $425/share)	472	472	1,847
Warrants (exercise price - $4 - $1,275/share)	100,089	263,089	89
Unvested restricted stock	2,631,987	1,392,139	129,412
Total common stock equivalents	2,732,548	1,655,700	131,348

In the above table, some of the outstanding instruments from the years ended December 31, 2014, 2013 and 2012 contain ratchet provisions that would cause variability in the exercise price at the balance sheet date. As a result, common stock equivalents could change.

Note 16: Endorsement Agreements

Arnold Schwarzenegger

In July 2013, the Company entered into an Endorsement Licensing and Co-Branding Agreement by and among, the Company, Arnold Schwarzenegger, Marine MP, LLC, and Fitness Publications, Inc. Under the terms of the agreement, Mr. Schwarzenegger is co-developing a special Arnold Schwarzenegger product line and is being co-marketed under Mr. Schwarzenegger’s name and likeness.

In connection with this agreement, the Company also issued Marine MP, LLC fully vested restricted shares of common stock with an aggregate market value of $8.5 million. As of December 31, 2014 and 2013, the amount of unamortized stock compensation expense related to this agreement was $4.5 million and $7.3 million. The shares are being amortized over the original three-year term of the agreement. The current and non-current portions of this unamortized stock compensation are included as a component of prepaid stock compensation in the consolidated balance sheets.

Tiger Woods

Effective July 1, 2014, the Company entered into an Endorsement Agreement with ETW Corp. Under the terms of the agreement, Tiger Woods will endorse certain of the Company’s products and use a golf bag during all professional golf play which prominently displays the MusclePharm name and logo.

In conjunction with this agreement, on July 3, 2014, the Company issued 446,853 shares of the Company’s restricted common stock to ETW Corp with an aggregate market value of $5.0 million. As of December 31, 2014, the amount of unamortized stock compensation expense related to this agreement was $4.4 million. The shares are being amortized over the original four-year term of the agreement. The current and non-current portions of the unamortized stock compensation are included as a component of prepaid stock compensation in the consolidated balance sheets.

Johnny Manziel

Effective July 15, 2014, the Company entered into an Endorsement Agreement for the services of Johnny Manziel. As part of this agreement, the Company issued a warrant to purchase 100,000 shares of MusclePharm common stock at an exercise price of $11.90 per share. The warrants vest monthly over a period of 24 months beginning August 15, 2014, and have a five-year contractual term. For the year ended December 31, 2014, the Company recognized stock based compensation expense of $130,000 related to these warrants, included as a component of advertising and promotion expense in the consolidated statements of operations. The Company used the Black-Scholes model to determine the estimated fair value of the warrants, with the following assumptions: contractual life of five years, risk free interest rate of 1.7%, dividend yield of 0%, and expected volatility of 55%.

MusclePharm Corporation

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

Note 17: Income Taxes

The components of loss before provision for (benefit from) income taxes for the years ended December 31, 2014 and 2013 are as follows (in thousands):

	Year Ended December 31,
	2014	2013
Domestic	$(13,921)	$(18,000)
Foreign	122	398
Loss before provision for (benefit from) income taxes	$(13,799)	$(17,602)

Income taxes are provided for the tax effects of transactions reported in the consolidated financial statements and consist of taxes currently due. Deferred taxes relate to differences between the basis of assets and liabilities for financial and income tax reporting which will be either taxable or deductible when the assets or liabilities are recovered or settled.

As of December 31, 2014, the Company has a federal net operating loss carry-forward of $45.9 million available to offset future taxable income. The Company has estimated state loss carry-forwards of $12.6 million. Utilization of future net operating losses may be limited due to potential ownership changes under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). These net operating loss carry-forwards have expiration dates starting in 2030 through 2033.

Income taxes have not been provided on undistributed earnings of certain foreign subsidiaries in an aggregate amount of $574 thousand as of December 31, 2014 as the Company considers such earnings to be permanently reinvested outside the United States. The additional U.S. income tax that would arise on repatriation of the remaining undistributed earnings could be offset, in part, by foreign tax credits on such repatriation. However, it is impractical to estimate the amount of net income and withholding tax that might be payable.

The valuation allowance as of December 31, 2014 was $12.5 million. The net change in valuation allowance for the year ended December 31, 2014 was a decrease of $0.2 million. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2014.

The effects of temporary differences that gave rise to significant portions of deferred tax assets as of December 31, 2014 and 2013, are as follows (in thousands):

	As of December 31,
	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$16,224	$12,682
Stock compensation	—	—
Other	771	665
Gross deferred tax assets	16,995	13,347
Valuation allowance	(12,516)	(12,721)
Net deferred tax assets	4,479	626
Stock compensation	(2,688)	(625)
Intangibles	(1,791)	(1)
Gross deferred tax liabilities	(4,479)	(626)
Net deferred tax assets	$—	$—

The Company incurred income tax expense of $33,000 and $115,000 for the years ended December 31, 2014 and 2013 respectively. Of the total tax provision, $26,000 and $105,000 is attributed to taxes for foreign operations.

MusclePharm Corporation

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

The income tax provision for the years ended December 31, 2014, 2013 and 2012 includes the following (in thousands):

	Year Ended December 31,
	2014	2013	2012
Current income tax expense:
Federal	$—	$—	$—
State	7	10
Foreign	26	105
	33	115	—
Deferred income tax provision (benefit):
Federal	—	—
State	—	—
Change in valuation allowance	—	—
	—	—	—
Provision for (Benefit from) income taxes, net	$33	$115	$—

The income tax provision differs from those computed using the statutory federal tax rate of 34% due to the following (in thousands):

	Year Ended December 31,
	2014	2013	2012
Expected provision at statutory rate	$(4,692)	$(5,985)	$(6,493)
State tax benefit – net of federal tax effect	5	757	(419)
Foreign income/losses taxes at different rates	(10)	(30)	—
Bargain purchase gain and contingent asset gain	(1,790)	—	—
Loss on settlement of accounts payable	—	—	1,495
Derivative liability	(127)	1,683	(507)
Stock based compensation	1,209	2,043	791
Other	(21)	438	45
Change in valuation allowance	5,459	1,209	5,088
Income tax expense	$33	$115	$—

The Company has no unrecognized tax benefits during the periods presented within. By statute, all tax years are open to examination by the major taxing jurisdictions to which the Company is subject.

Note 18: Segments

The Company’s chief operating decision maker reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. As such, the Company currently has a single reporting segment and operating unit structure. In addition, substantially all of the Company’s revenue and long-lived assets are attributable to operations in the U.S. for all the periods presented.

Revenue, net by geography is based on the company addresses of the customers. The following table sets forth revenue, net by geographic area (in thousands):

	Year Ended December 31,
	2014	2013	2012
Revenue, net
United States	$110,514	$76,750	$46,885
International	66,875	34,128	20,170
Total revenue, net	$177,389	$110,878	$67,055

MusclePharm Corporation

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

Note 19: Related Party Transactions

Ryan DeLuca, the Chief Executive Officer of Bodybuilding.com, is the brother of Jeremy DeLuca, MusclePharm’s EVP, MusclePharm Brand and Global Business Development. The Company maintained a business relationship with Bodybuilding.com prior to hiring Mr. DeLuca. The Company does not offer preferential pricing of our products to Bodybuilding.com based on these relationships. Net revenue from products sales to Bodybuilding.com were $24.0 million, $29.8 million and $23.3 million for the years ended December 31, 2014, 2013 and 2012 respectively. The Company had $1.9 million and $2.0 million respectively in trade receivables with Bodybuilding.com as of December 31, 2014 and 2013. The Company purchased marketing services from Bodybuilding.com for the year ended December 31, 2014 in the amount of $1.4 million.

The Company leases office and warehouse facility in Hamilton, Ontario, Canada from 2017275 Ontario Inc., which is a company owned by Renzo Passaretti, VP and General Manager of MusclePharm Canada Enterprises Corp, the Company’s wholly owned Canadian subsidiary. For the years ended December 31, 2014, 2013 and 2012, the Company paid rent of $86,000, $75,000 and $59,000. The lease expires in March 2016.

On October 16, 2013, the Company entered into an Office Lease Agreement with Frost Real Estate Holdings, LLC, a Florida limited liability company owned by Dr. Phillip Frost, a significant shareholder. Pursuant to the lease, the Company rents 1,437 square feet of office space for an initial term of three years, with an option to renew the lease for an additional three-year term. For the years ended December 31, 2014 and 2013, the Company’s incurred rent expense of $54,000 and $13,000.

For the year ended December 31, 2014, the Company purchased split dollar life insurance policies on certain key executives. These policies provide a split of 50% of the death benefit proceeds to the Company and 50% to the officer’s designated beneficiaries.

Note 20: Subsequent Events

Agreements with Worldwide Apparel, LLC

Effective February 10, 2015, the Company agreed to issue an aggregate of 170,000 shares of its restricted common stock,  as partial consideration pursuant to the Termination and Mutual Release Agreement entered into by and between the Company and Worldwide Apparel, LLC (“Worldwide”).

In exchange for the consideration, including the common stock, Worldwide agreed to terminate a license agreement entered into by and between the Company and Worldwide on March 28, 2014. The Company intends to develop, market, and sell MusclePharm apparel and accessories directly and with third parties.

The Company issued 127,500 shares of common stock to Worldwide on February 20, 2015, and 42,500 shares of common stock to a third-party escrow agent which shall be released to Worldwide on the 91st day after the date such shares are entered into escrow so long as no claim has been made. Additionally, on March 3, 2015, the Company paid $850,000 to Worldwide as consideration pursuant to the Worldwide Agreement dated February 20, 2015.

The Company issued the shares of common stock pursuant to the Agreement in reliance on the exemption from registration under the Securities Act set forth in Section 4(2) thereof and Rule 506 of Regulation D.

Promissory Note

Effective February 24, 2015, the Company entered into a Commercial Loan Agreement (the “Loan Agreement”) with ANB Bank (“ANB”), pursuant to which the Company and ANB executed a Promissory Note (the “Note”), pursuant to which the Company borrowed, from ANB, a principal amount of $4.0 million, subject to certain terms and conditions as further described in the Loan Documents (as defined below).

Maturity and Security. The Note matures on February 20, 2018. Loans made pursuant to Loan Agreement are secured by (i) a security interest in all of the Company’s inventory, (ii) all of the Company’s accounts receivable or other payments due, (iii) all the Company’s general intangible properties, including, but not limited to, tax refunds, intellectual property and customer lists, and (iv) 860,900 shares of the Company’s common stock currently held in the Company’s treasury, pursuant to the Security Agreement entered into by and between the Company and ANB (the “Security Agreement”), (the Security Agreement together with the Note and Loan Agreement are collectively referred to herein as the “Loan Documents”).

Interest Rates. The interest rate which shall accrue on the principal amount of the Note is 5.250% per annum.

MusclePharm Corporation

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

Upon the occurrence of an event of default, pursuant to the Company’s obligations pursuant to the Loan Documents, ANB may increase the interest rate to 28% per annum.

Fees. The Note and Loan Agreement contains certain fees UCC fees, late fees, and loan fees, including a one-time loan fee of $40,000.

Covenants. Subject to customary carve-outs, the Loan Agreement contains customary negative covenants and restrictions for agreements of this type on actions by the Company including, without limitation, restrictions on indebtedness, liens, investments, loans, consolidation, mergers, dissolution, asset dispositions outside the ordinary course of business, change in business, transactions with affiliates, bankruptcy, insolvency, change of control and changes relating to indebtedness.

Events of Default. The Loan Documents contain customary events of default, including, without limitation, non-payment of principal, interest or fees, violation of certain covenants, inaccuracy of representations and warranties in any material respect, cross defaults with certain other indebtedness and agreements, property value decrease, business termination, and merger or name change without notifying ANB.

Capstone Nutrition Agreement

Effective March 2, 2015, the Company and Capstone Nutrition (“Capstone”) executed an amendment (the “Amendment”) to the Manufacturing Agreement dated November 27, 2013. Pursuant to the Amendment, Capstone shall be the Company’s nonexclusive manufacturer of dietary supplements and food products sold or intended to be sold by the Company (the “Products”). The Company shall purchase and take delivery from Capstone of a minimum of $90 million of Products per full contract year. The Amendment includes an amended pricing for Products and payment terms. The initial term ends January 1, 2022 and will continue thereafter for three successive twenty-four month terms, unless Capstone notifies the Company of nonrenewal at least ninety days prior to the end of the then current term.

Payment and Rebates. The Company and Capstone agreed on certain payment terms and rebate programs.

Contribution toward Capstone Facility Build-Out. The Company shall pay to Capstone a non-refundable sum of $2.5 million to be used by Capstone solely in connection with the expansion of its facility necessary to fulfill anticipated Company requirements under the Manufacturing Agreement and Amendment.

Also effective March 2, 2015, Capstone and the Company entered into a referral agreement (the “Referral Agreement”) whereby the Company shall refer customers to Capstone for the purchase of Products, and Capstone will pay the Company a referral fee. The term of the Referral Agreement shall continue as long as the Manufacturing Agreement between the Company and Capstone is in effect.

Also effective March 2, 2015, the Company and INI Parent, Inc., a Delaware corporation (“INI”), and the parent company of Capstone, entered into a Class B Common Stock Warrant Purchase Agreement (“Warrant Agreement”) whereby the company will purchase 19.9% of INI on a fully-diluted basis. Pursuant to the Warrant Agreement, INI issued to the Company a warrant (the “Warrant”) to purchase shares of INI’s Class B common stock, par value $0.001 per share at an exercise price of $0.01 per share (the “Warrant Shares”).

Exercise. The Company has the right to exercise the Warrant under certain circumstances: (i) the Warrant Agreement may only be exercised at the earlier of (A) immediately prior to, and in connection with the consummation of a sale of INI or (B) within five (5) business days of the expiration of the initial terms of the Manufacturing Agreement, hereinafter defined; (ii) the Company has been and continues to be as of the date of the sale of INI in compliance with the terms of the Manufacturing Agreement; and (iii) the Company complies with the provisions of the Warrant Agreement, including its exercise conditions. The Warrant Agreement and Warrant Shares are not transferrable without the prior written consent of INI’s Board of Directors.

In lieu of exercising the Warrant Agreement, the Company may elect to sell or terminate the Warrant Agreement provided that the Company makes such election by delivering written notice to INI pursuant to the terms and conditions of the Warrant Agreement.

In connection with the Warrant Agreement, the Company and INI entered into an option agreement on March 2, 2015 (the “Option Agreement”). Subject to additional provisions and conditions set forth in the Option Agreement, at any time on or prior to June 30, 2016, the Company shall have the right to purchase for cash all of the remaining outstanding shares of INI’s common stock not already owned by the Company after giving effect to the exercise of the Warrant on a fully-diluted basis, based on an aggregate enterprise value, equal to $200 million. Such purchase is intended to be consummated pursuant to a definitive merger agreement whereby INI would merge with a subsidiary of the Company and survive the merger as a wholly-owned subsidiary to the Company.

MusclePharm Corporation

Notes to Consolidated Financial Statements

December 31, 2014, 2013 and 2012

The foregoing is a summary of the material terms of the Warrant Agreement, Option Agreement, Amendment to the Manufacturing Agreement and Referral Agreement does not purport to be complete. You should read each complete Agreement, which shall be attached as exhibits to MusclePharm Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 and, when filed, such Agreements shall be incorporated by reference herein. MusclePharm Corporation will seek confidential treatment for certain terms of the Agreement at the time of filing such Quarterly Report.

The Company is actively interviewing investment banking firms in connection with its evaluation of the Option Agreement and the rights provided there in for a potential acquisition transaction with INI.

Insurance Carrier Lawsuit

In an effort to recover SEC legal defense costs, the Company engaged with outside counsel to review, evaluate and advise on the current Director and Officer policy and corresponding coverages. On Feb 12, 2015 the Company, as the plaintiff through outside counsel, filed a complaint and jury demand in the District Court, City and County of Denver against defendant Liberty Insurance Underwriters, Inc. This action arises from the wrongful and unreasonable denial of coverage by Liberty for the losses that the Company has incurred and will continue to incur in connection with the Formal Order of Investigation initiated by the Securities Exchange Commission (‘SEC”) against the Company.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

MusclePharm Corporation maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Previously, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of September 30, 2014 (the evaluation date). Based on this evaluation, and due to the restatement described in our Current Report on Form 8-K filed with the SEC on October 31, 2014 and the amendment No. 1 to the Company’s Quarterly Report on From 10-Q for the quarter ended June 30, 2014, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective to provide reasonable assurance that the information relating to MusclePharm Corporation including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to MusclePharm Corporation’s management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  The Audit Committee of the Company’s Board of Directors (the “Board”) has been actively engaged in developing a remediation plan to address the identified ineffective controls that existed as of September 30, 2014. Subsequently, we implemented a remediation plan that consisted of, among other things, redesigning the procedures to enhance the identification, capture, review, approval and recording of contract terms including insurance agreements and the treatment and confirmation of insurance recoveries. On November 6, 2014, the Board appointed John Price, the Company’s current Chief Executive Officer, as its Risk Management Officer (“RMO”) to ensure compliance with the remediation plan. In his capacity as RMO, Mr. Price shall be responsible for managing the Company’s risk assessment as it relates to financial reporting obligations, disclosures with the SEC as well as implementing, managing, and assuring compliance with the remediation plan.

More recently, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report (the evaluation date). Based upon this evaluation, our chief executive officer and our principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

(b) Management’s Report on Internal Control over Financial Reporting

The management of MusclePharm Corporation is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements of external purposes in accordance with generally accepted accounting principles. Because of the inherent limitations of internal control over financial reporting, misstatements may not be prevented or detected on a timely basis. Also, projections of any evaluation of effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014 using criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission issued in 2013. Based on this assessment, our management determined that our internal control over financial reporting was effective as of December 31, 2014.

For the attestation report of the Company’s registered public accounting firm, please see “Report of Independent Registered Public Accounting Firm” on page 40 hereof.

(c) Changes in Internal Control over Financial Reporting

Except as described herein, there have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the year ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On March 21, 2014, the Board of Directors approved the creation of a Financial Disclosure Committee, to be comprised of certain officers and directors of the Company, for the purpose of assisting the Chief Executive Officer and Chief Financial Officer in fulfilling their responsibility for oversight of the accuracy and timeliness of the disclosures made by the Company. On November 6, 2014, the Board appointed John Price, the Company’s current Chief Financial Officer, as its RMO to ensure compliance with the remediation plan. In his capacity as RMO, Mr. Price shall be responsible for managing the Company’s risk assessment as it relates to financial reporting obligations, disclosures with the SEC as well as implementing, managing, and assuring compliance with the remediation plan.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (SEC) within 120 days of the fiscal year ended December 31, 2014.

Our board of directors has adopted a Code of Conduct applicable to all officers, directors and employees, which is available on our website (musclepharmcorp.com) under "Investors - Corporate Governance." We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our Code of Ethics and by posting such information on the website address and location specified above.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to our Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2014.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2014.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2014.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to our Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2014.

PART IV

Item 15. Exhibits, Financial Statement Schedules

		Incorporated by Reference
Exhibit No.	Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith	Furnished Herewith
2.1	Agreement Concerning the Exchange of Securities by and Among Tone in Twenty and Muscle Pharm, LLC and the Security Holders of Muscle Pharm, LLC, dated February 1, 2010.	8-K	000-53166	2.1	February 2, 2010
3.1	Articles of Incorporation of MusclePharm Corporation (successor to Tone In Twenty).	SB-2	333-147111	3.1	November 2, 2007
3.2	Bylaws of MusclePharm Corporation (successor to Tone In Twenty). (Amended on March 1, 2010 to change fiscal year end to December 31 – set forth on Form 8-K filed on 03‑03‑2010.)	SB-2	333-147111	3.2	November 2, 2007
3.3	Amendment to the Articles of Incorporation.	SB-2	333-147111	3.3	November 2, 2007
3.4	Amendment to the Articles of Incorporation	8-K	000-53166	3.3	February 24, 2010
3.5	Certificate of Designation relating to the Series A Convertible Preferred Stock.	8-K	000-53166	3.4	February 24, 2010
3.6	Amendment to the Articles of Incorporation.	10-Q	000-53166	3.1	May 23, 2011
3.7	Certificate of Designation of Series B Convertible Preferred Stock.	10-Q	000-53166	3.1	August 16, 2011
3.8	Certificate of Designation of Series C Convertible Preferred Stock.	8-K	000-53166	3.1	November 4, 2011
3.9	Amendment to the Articles of Incorporation.	8-K	000-53166	3.1	November 23, 2011
3.10	Amendment to the Articles of Incorporation.	8-K	000-53166	3.1	January 27, 2012
3.11	Amendment to the Articles of Incorporation.	8-K	000-53166	3.1	March 30, 2012
3.12	Certificate of Change.	8-K	000-53166	3.1	November 28, 2012
3.13	Certificate of Amendment to Articles of Incorporation.	8-K	000-53166	3.2	November 28, 2012
3.14	Form of Certificate of Designation of Series D Convertible Preferred Stock.	S-1/A	333-184625	3.14	December 31, 2012
3.15	Certificate of Correction.	S-1/A	333-184625	3.15	December 26, 2012
3.16	Amended and Restated Bylaws	8-K	000-53166	3.1	May 14, 2014
4.1	Specimen of certificate for MusclePharm Corporation Series D Convertible Preferred Stock.	8-K	000-53166	4.1	January 28, 2013
4.2	Specimen of certificate for MusclePharm Corporation Common Stock.	S-1/A	333-184625	4.4	December 28, 2012
4.3	Form of Promissory Note, dated July 13, 2012, issued by MusclePharm Corporation in favor of TCA Global Credit Master Fund LP.	8-K	000-53166	4.1	July 20, 2012
4.4	Form of Promissory Note.	8-K	000-53166	4.2	December 10, 2012

		Incorporated by Reference
Exhibit No.	Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith	Furnished Herewith
10.1	Purchasing Agreement with General Nutrition Corporation dated December 16, 2009.	8-K	000-53166	10.2	February 24, 2010
10.2	Order Approving Stipulation for Settlement of Claim, dated December 8, 2010, between MusclePharm Corporation and Socius CG II, Ltd.	8-K	000-53166	10.1	December 9, 2010
10.3	Endorsement Agreement, dated July 20, 2011, between MusclePharm Corporation and Michael Vick, individually.	8-K	000-53166	10.1	July 22, 2011
10.4	Convertible Promissory Note between MusclePharm Corporation and Brad J. Pyatt, dated November 18, 2010.	S-1/A	333-176771	4.2	September 27, 2011
10.5	Convertible Promissory Note between MusclePharm Corporation and Brad J. Pyatt, dated November 23, 2010.	S-1/A	333-176771	4.3	September 27, 2011
10.6	Amended and Restated Employment Agreement, dated November 14, 2011, between MusclePharm Corporation and Brad J. Pyatt.	10-Q	000-53166	10.6	November 14, 2011
10.7	Amended and Restated Employment Agreement, dated November 14, 2011, between MusclePharm Corporation and Cory J. Gregory.	10-Q	000-53166	10.7	November 14, 2011
10.8	Employment Agreement, dated September 15, 2011, by and between MusclePharm Corporation and John H. Bluher.	10-Q	000-53166	10.4	November 14, 2011
10.9	Employment Agreement, dated November 14, 2011, by and between MusclePharm Corporation and Jeremy R. DeLuca.	10-Q	000-53166	10.5	November 14, 2011
10.10	Securities Purchase Agreement, dated July 10, 2012, between MusclePharm Corporation and Subscribers set forth therein.	8-K	000-53166	10.1	July 19, 2012
10.11	Consulting Agreement, dated July 12, 2012, between MusclePharm Corporation and Melechdavid, Inc.	8-K	000-53166	10.2	July 19, 2012
10.12	Consulting Agreement, dated July 12, 2012, between MusclePharm Corporation and GRQ Consultants, Inc.	8-K	000-53166	10.3	July 19, 2012
10.13	Form of Committed Equity Facility Agreement, dated July 13, 2012, between MusclePharm Corporation and TCA Global Credit Master Fund LP.	8-K	000-53166	10.1	July 20, 2012
10.14	Form of Registration Rights Agreement, dated July 13, 2012, between MusclePharm Corporation and TCA Global Credit Master Fund LP.	8-K	000-53166	10.1	July 20, 2012
10.15	Form of Security Agreement, dated July 13, 2012, between MusclePharm Corporation and TCA Global Credit Master Fund LP.	8-K	000-53166	10.1	July 20, 2012

		Incorporated by Reference
Exhibit No.	Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith	Furnished Herewith
10.16	Form of Indemnification Agreement.	8-K	000-53166	10.1	August 27, 2012
10.17	Amended and Restated Employment Agreement, dated October 18, 2012, between MusclePharm Corporation and Brad J. Pyatt.	8-K	000-53166	10.1	October 23, 2012
10.18	Employment Agreement, dated October 18, 2012, between MusclePharm Corporation and L. Gary Davis.	8-K	000-53166	10.2	October 23, 2012
10.19	Amended and Restated Employment Agreement, dated October 18, 2012, between MusclePharm Corporation and John H. Bluher.	8-K	000-53166	10.3	October 23, 2012
10.20	Amended and Restated Employment Agreement, dated October 18, 2012, between MusclePharm Corporation and Jeremy R. DeLuca.	8-K	000-53166	10.4	October 23, 2012
10.21	Amended and Restated Employment Agreement, dated October 18, 2012, between MusclePharm Corporation and Cory J. Gregory.	8-K	000-53166	10.5	October 23, 2012
10.22	Form of Restricted Stock Unit Award.	8-K	000-53166	10.1	November 21, 2012
10.23	Subscription Agreement dated November 30, 2012 between MusclePharm Corporation and the subscribers listed therein.	8-K	000-53166	10.1	December 10, 2012
10.24	Form of Escrow Agreement.	POS AM	333-184625	10.24	January 8, 2013
10.25	Form of Subscription Agreement.	8-K	000-53166	10.1	January 28, 2013
10.26	Subscription Agreement	8-K	000-53166	10.1	March 27, 2013
10.27	Registration Rights Agreement	8-K	000-53166	10.2	March 27, 2013
10.28	First Amendment to the Melechdavid Consulting Agreement	8-K	000-53166	10.1	April, 5, 2013
10.29	First Amendment to the GRQ Consulting Agreement	8-K	000-53166	10.2	April 5, 2013
10.30	Form of Endorsement Licensing and Co-Branding Agreement (1)	8-K	000-531666	10.1	August 1, 2013
10.31	Asset Purchase Agreement	8-K	000-531666	10.1	November 13, 2013
10.32	Employment Agreement, dated September 30, 2013, between MusclePharm Corporation and Richard Estalella.	8-K	000-531666	10.1	October 3, 2013
10.33	Securities Purchase Agreement	8-K	000-531666	10.1	August 30, 2013
10.34	Form of Note	8-K	000-531666	10.2	August 30, 2013
10.35	Form of Warrant	8-K	000-531666	10.3	August 30, 2013
10.36	Security Agreement Letter	8-K	000-531666	10.4	August 30, 2013
10.37	Vendor Agreement, dated December 3, 2010, between MusclePharm Corporation and Bodybuilding.com, LLC.	10-K	000-531666	10.37	March 31, 2014

		Incorporated by Reference
Exhibit No.	Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith	Furnished Herewith
10.38	Endorsement Licensing and Co-Branding Agreement, dated July 26, 2013, by and among MusclePharm Corporation, Marine MP, LLC, and Fitness Publications, Inc. (1)	10-K	000-531666	10.37	March 31, 2014
10.39	Separation and Release of Claims Agreement, dated April 8, 2014, between MusclePharm Corporation and L. Gary Davis.	8-K	000-53166	10.1	April 14, 2014
10.40	Employment Agreement, dated July 28, 2014, between MusclePharm Corporation and Donald Prosser.	8-K	000-53166	10.1	August 1, 2014
10.41	Employment Agreement, dated July 28, 2014, between MusclePharm Corporation and James Greenwell.	8-K	000-53166	10.2	August 1, 2014
10.42	Amended Employment Agreement, dated July 28, 2014, between MusclePharm Corporation and Brad Pyatt.	8-K	000-53166	10.3	August 1, 2014
10.43	Amended Employment Agreement, dated July 28, 2014, between MusclePharm Corporation and Richard Estalella.	8-K	000-53166	10.4	August 1, 2014
10.44	Promissory Note, dated September 12, 2014, between MusclePharm Corporation and ANB Bank.	8-K	000-53166	10.1	September 17, 2014
10.45	Commercial Loan Agreement, dated September 12, 2014, between MusclePharm Corporation and ANB Bank.	8-K	000-53166	10.2	September 17, 2014
10.46	Security Agreement, dated September 12, 2014, between MusclePharm Corporation and ANB Bank.	8-K	000-53166	10.3	September 17, 2014
10.47	Separation and Release of Claims Agreement, dated October 10, 2014, between MusclePharm Corporation and Sydney Rollock.	8-K	000-53166	10.1	October 21, 2014
10.48	Promissory Note, dated February 20, 2015, between MusclePharm Corporation and ANB Bank.	8-K	000-53166	10.1	February 26, 2015
10.49	Commercial Loan Agreement, dated February 20, 2015, between MusclePharm Corporation and ANB Bank.	8-K	000-53166	10.2	February 26, 2015
10.50	Security Agreement, dated February 20, 2015, between MusclePharm Corporation and ANB Bank.	8-K	000-53166	10.3	February 26, 2015
14.1	Code of Ethics	8-K	000-53166	14	April 23, 2012
21	Subsidiaries of the Registrant					X
24.1	Power of Attorney (included on the signature page hereof).					X
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

Incorporated by Reference
Exhibit No.	Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith	Furnished Herewith
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	INS XBRL Instance Document.
101.SCH	SCH XBRL Schema Document.
101.CAL	CAL XBRL Calculation Linkbase Document.
101.DEF	DEF XBRL Definition Linkbase Document.
101.LAB	LAB XBRL Label Linkbase Document.
101.PRE	PRE XBRL Presentation Linkbase Document.
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

MUSCLEPHARM CORPORATION (the “Registrant”)

Dated: March 16, 2015	By:	/s/ Brad J. Pyatt
Brad J. Pyatt, Chief Executive Officer

(Power of Attorney)

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints BRAD J. PYATT, his true and lawful attorney or attorney-in-fact and agent, with full power to act with or without the others with full power of substitution and resubstitution, to execute in his name, place and stead, in any and all capacities, any or all amendments to this annual report on Form 10-K for the year ended December 31, 2014, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent and each of them, full power and authority to do and perform in the name of and on behalf of the undersigned, in any and all capacities, each and every act and thing necessary or desirable to be done in and about the premises, to all intents and purposes and as fully as he might or could do in person, hereby ratifying, approving and confirming all that said attorney-in-fact and agent or their substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Brad J. Pyatt	Principal Executive Officer and Director	March 16, 2015
Brad J. Pyatt
/s/ John Price	Principal Financial Officer and	March 16, 2015
John Price	Principal Accounting Officer
/s/ Richard F. Estalella	President and Director	March 16, 2015
Richard F. Estalella

/s/ James J. Greenwell	Chief Operating Officer	March 16, 2015
James J. Greenwell

/s/ Cory Gregory	Co Founder/ EVP	March 16, 2015
Cory Gregory	Brand and Social Media
/s/ Michael J. Doron	Director	March 16, 2015
Michael J. Doron

/s/ Daniel McClory	Director	March 16, 2015
Daniel McClory

/s/ Gregory Macosko	Director	March 16, 2015
Gregory Macosko

/s/ Andrew Lupo	Director	March 16, 2015
Andrew Lupo

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith	Furnished Herewith
2.1	Agreement Concerning the Exchange of Securities by and Among Tone in Twenty and Muscle Pharm, LLC and the Security Holders of Muscle Pharm, LLC, dated February 1, 2010.	8-K	000-53166	2.1	February 2, 2010
3.1	Articles of Incorporation of MusclePharm Corporation (successor to Tone In Twenty).	SB-2	333-147111	3.1	November 2, 2007
3.2	Bylaws of MusclePharm Corporation (successor to Tone In Twenty). (Amended on March 1, 2010 to change fiscal year end to December 31 – set forth on Form 8-K filed on 03‑03‑2010.)	SB-2	333-147111	3.2	November 2, 2007
3.3	Amendment to the Articles of Incorporation.	SB-2	333-147111	3.3	November 2, 2007
3.4	Amendment to the Articles of Incorporation	8-K	000-53166	3.3	February 24, 2010
3.5	Certificate of Designation relating to the Series A Convertible Preferred Stock.	8-K	000-53166	3.4	February 24, 2010
3.6	Amendment to the Articles of Incorporation.	10-Q	000-53166	3.1	May 23, 2011
3.7	Certificate of Designation of Series B Convertible Preferred Stock.	10-Q	000-53166	3.1	August 16, 2011
3.8	Certificate of Designation of Series C Convertible Preferred Stock.	8-K	000-53166	3.1	November 4, 2011
3.9	Amendment to the Articles of Incorporation.	8-K	000-53166	3.1	November 23, 2011
3.10	Amendment to the Articles of Incorporation.	8-K	000-53166	3.1	January 27, 2012
3.11	Amendment to the Articles of Incorporation.	8-K	000-53166	3.1	March 30, 2012
3.12	Certificate of Change.	8-K	000-53166	3.1	November 28, 2012
3.13	Certificate of Amendment to Articles of Incorporation.	8-K	000-53166	3.2	November 28, 2012
3.14	Form of Certificate of Designation of Series D Convertible Preferred Stock.	S-1/A	333-184625	3.14	December 31, 2012
3.15	Certificate of Correction.	S-1/A	333-184625	3.15	December 26, 2012
3.16	Amended and Restated Bylaws	8-K	000-53166	3.1	May 14, 2014
4.1	Specimen of certificate for MusclePharm Corporation Series D Convertible Preferred Stock.	8-K	000-53166	4.1	January 28, 2013
4.2	Specimen of certificate for MusclePharm Corporation Common Stock.	S-1/A	333-184625	4.4	December 28, 2012
4.3	Form of Promissory Note, dated July 13, 2012, issued by MusclePharm Corporation in favor of TCA Global Credit Master Fund LP.	8-K	000-53166	4.1	July 20, 2012
4.4	Form of Promissory Note.	8-K	000-53166	4.2	December 10, 2012
10.1	Purchasing Agreement with General Nutrition Corporation dated December 16, 2009.	8-K	000-53166	10.2	February 24, 2010

		Incorporated by Reference
Exhibit No.	Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith	Furnished Herewith
10.2	Order Approving Stipulation for Settlement of Claim, dated December 8, 2010, between MusclePharm Corporation and Socius CG II, Ltd.	8-K	000-53166	10.1	December 9, 2010
10.3	Endorsement Agreement, dated July 20, 2011, between MusclePharm Corporation and Michael Vick, individually.	8-K	000-53166	10.1	July 22, 2011
10.4	Convertible Promissory Note between MusclePharm Corporation and Brad J. Pyatt, dated November 18, 2010.	S-1/A	333-176771	4.2	September 27, 2011
10.5	Convertible Promissory Note between MusclePharm Corporation and Brad J. Pyatt, dated November 23, 2010.	S-1/A	333-176771	4.3	September 27, 2011
10.6	Amended and Restated Employment Agreement, dated November 14, 2011, between MusclePharm Corporation and Brad J. Pyatt.	10-Q	000-53166	10.6	November 14, 2011
10.7	Amended and Restated Employment Agreement, dated November 14, 2011, between MusclePharm Corporation and Cory J. Gregory.	10-Q	000-53166	10.7	November 14, 2011
10.8	Employment Agreement, dated September 15, 2011, by and between MusclePharm Corporation and John H. Bluher.	10-Q	000-53166	10.4	November 14, 2011
10.9	Employment Agreement, dated November 14, 2011, by and between MusclePharm Corporation and Jeremy R. DeLuca.	10-Q	000-53166	10.5	November 14, 2011
10.10	Securities Purchase Agreement, dated July 10, 2012, between MusclePharm Corporation and Subscribers set forth therein.	8-K	000-53166	10.1	July 19, 2012
10.11	Consulting Agreement, dated July 12, 2012, between MusclePharm Corporation and Melechdavid, Inc.	8-K	000-53166	10.2	July 19, 2012
10.12	Consulting Agreement, dated July 12, 2012, between MusclePharm Corporation and GRQ Consultants, Inc.	8-K	000-53166	10.3	July 19, 2012
10.13	Form of Committed Equity Facility Agreement, dated July 13, 2012, between MusclePharm Corporation and TCA Global Credit Master Fund LP.	8-K	000-53166	10.1	July 20, 2012
10.14	Form of Registration Rights Agreement, dated July 13, 2012, between MusclePharm Corporation and TCA Global Credit Master Fund LP.	8-K	000-53166	10.1	July 20, 2012
10.15	Form of Security Agreement, dated July 13, 2012, between MusclePharm Corporation and TCA Global Credit Master Fund LP.	8-K	000-53166	10.1	July 20, 2012
10.16	Form of Indemnification Agreement.	8-K	000-53166	10.1	August 27, 2012

		Incorporated by Reference
Exhibit No.	Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith	Furnished Herewith
10.17	Amended and Restated Employment Agreement, dated October 18, 2012, between MusclePharm Corporation and Brad J. Pyatt.	8-K	000-53166	10.1	October 23, 2012
10.18	Employment Agreement, dated October 18, 2012, between MusclePharm Corporation and L. Gary Davis.	8-K	000-53166	10.2	October 23, 2012
10.19	Amended and Restated Employment Agreement, dated October 18, 2012, between MusclePharm Corporation and John H. Bluher.	8-K	000-53166	10.3	October 23, 2012
10.20	Amended and Restated Employment Agreement, dated October 18, 2012, between MusclePharm Corporation and Jeremy R. DeLuca.	8-K	000-53166	10.4	October 23, 2012
10.21	Amended and Restated Employment Agreement, dated October 18, 2012, between MusclePharm Corporation and Cory J. Gregory.	8-K	000-53166	10.5	October 23, 2012
10.22	Form of Restricted Stock Unit Award.	8-K	000-53166	10.1	November 21, 2012
10.23	Subscription Agreement dated November 30, 2012 between MusclePharm Corporation and the subscribers listed therein.	8-K	000-53166	10.1	December 10, 2012
10.24	Form of Escrow Agreement.	POS AM	333-184625	10.24	January 8, 2013
10.25	Form of Subscription Agreement.	8-K	000-53166	10.1	January 28, 2013
10.26	Subscription Agreement	8-K	000-53166	10.1	March 27, 2013
10.27	Registration Rights Agreement	8-K	000-53166	10.2	March 27, 2013
10.28	First Amendment to the Melechdavid Consulting Agreement	8-K	000-53166	10.1	April, 5, 2013
10.29	First Amendment to the GRQ Consulting Agreement	8-K	000-53166	10.2	April 5, 2013
10.30	Form of Endorsement Licensing and Co-Branding Agreement (1)	8-K	000-531666	10.1	August 1, 2013
10.31	Asset Purchase Agreement	8-K	000-531666	10.1	November 13, 2013
10.32	Employment Agreement, dated September 30, 2013, between MusclePharm Corporation and Richard Estalella.	8-K	000-531666	10.1	October 3, 2013
10.33	Securities Purchase Agreement	8-K	000-531666	10.1	August 30, 2013
10.34	Form of Note	8-K	000-531666	10.2	August 30, 2013
10.35	Form of Warrant	8-K	000-531666	10.3	August 30, 2013
10.36	Security Agreement Letter	8-K	000-531666	10.4	August 30, 2013
10.37	Vendor Agreement, dated December 3, 2010, between MuslcePharm Corporation and Bodybuilding.com, LLC.	10-K	000-531666	10.37	March 31, 2014

		Incorporated by Reference
Exhibit No.	Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith	Furnished Herewith
10.38	Endorsement Licensing and Co-Branding Agreement, dated July 26, 2013, by and among MusclePharm Corporation, Marine MP, LLC, and Fitness Publications, Inc. (1)	10-K	000-531666	10.37	March 31, 2014
10.39	Separation and Release of Claims Agreement, dated April 8, 2014, between MusclePharm Corporation and L. Gary Davis.	8-K	000-53166	10.1	April 14, 2014
10.40	Employment Agreement, dated July 28, 2014, between MusclePharm Corporation and Donald Prosser.	8-K	000-53166	10.1	August 1, 2014
10.41	Employment Agreement, dated July 28, 2014, between MusclePharm Corporation and James Greenwell.	8-K	000-53166	10.2	August 1, 2014
10.42	Amended Employment Agreement, dated July 28, 2014, between MusclePharm Corporation and Brad Pyatt.	8-K	000-53166	10.3	August 1, 2014
10.43	Amended Employment Agreement, dated July 28, 2014, between MusclePharm Corporation and Richard Estalella.	8-K	000-53166	10.4	August 1, 2014
10.44	Promissory Note, dated September 12, 2014, between MusclePharm Corporation and ANB Bank.	8-K	000-53166	10.1	September 17, 2014
10.45	Commercial Loan Agreement, dated September 12, 2014, between MusclePharm Corporation and ANB Bank.	8-K	000-53166	10.2	September 17, 2014
10.46	Security Agreement, dated September 12, 2014, between MusclePharm Corporation and ANB Bank.	8-K	000-53166	10.3	September 17, 2014
10.47	Separation and Release of Claims Agreement, dated October 10, 2014, between MusclePharm Corporation and Sydney Rollock.	8-K	000-53166	10.1	October 21, 2014
10.48	Promissory Note, dated February 20, 2015, between MusclePharm Corporation and ANB Bank.	8-K	000-53166	10.1	February 26, 2015
10.49	Commercial Loan Agreement, dated February 20, 2015, between MusclePharm Corporation and ANB Bank.	8-K	000-53166	10.2	February 26, 2015
10.50	Security Agreement, dated February 20, 2015, between MusclePharm Corporation and ANB Bank.	8-K	000-53166	10.3	February 26, 2015
14.1	Code of Ethics	8-K	000-53166	14	April 23, 2012
21	Subsidiaries of the Registrant					X
24.1	Power of Attorney (included on the signature page hereof).					X
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

Incorporated by Reference
Exhibit No.	Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith	Furnished Herewith
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	INS XBRL Instance Document.
101.SCH	SCH XBRL Schema Document.
101.CAL	CAL XBRL Calculation Linkbase Document.
101.DEF	DEF XBRL Definition Linkbase Document.
101.LAB	LAB XBRL Label Linkbase Document.
101.PRE	PRE XBRL Presentation Linkbase Document.

(1)

An application for confidential treatment was submitted to the Securities and Exchange Commission in October 2013 with regards to the Endorsement Licensing and Co-Branding Agreement entered into among the Company, Marine MP, LLC and Fitness Publications, Inc. The attached Form represents such confidential treatment.