Form 10-Q
period 2015-03-31
MusclePharm Corp
filed 2015-05-11
CIK 1415684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2015

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

Number of shares of the registrant’s common stock outstanding at May 1, 2015:13,492,191 excludes 875,621 common shares held in treasury.

MusclePharm Corporation

Form 10-Q

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "expect," and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part II, Item 1A, "Risk Factors" in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MusclePharm Corporation

Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash	$4,784	$1,020
Accounts receivable, net of allowance for doubtful accounts of $187 and $159 as of March 31, 2015 and December 31, 2014	18,959	16,644
Inventory	13,872	21,069
Prepaid giveaways	1,474	1,228
Prepaid stock compensation, current	4,236	4,476
Prepaid sponsorship and endorsement fees	397	238
Prepaid expenses and other current assets	2,044	1,742
Total current assets	45,766	46,417
Property and equipment, net	7,470	7,805
Intangible assets, net	9,195	7,074
Prepaid stock compensation, long-term	5,282	4,952
Other assets	188	108
TOTAL ASSETS	$67,901	$66,356
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$28,826	$27,761
Accrued liabilities	6,050	7,023
Line of credit	8,000	8,000
Term loan, current portion	1,271	—
Other debt obligations	46	46
Total current liabilities	44,193	42,830
Term loan, non-current portion	2,625	—
Other long-term liabilities	114	146
TOTAL LIABILITIES	46,932	42,976
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, par value of $0.001 per share; 100,000,000 shares authorized as of March 31, 2015 and December 31, 2014; 14,367,812 and 13,996,007 shares issued as of March 31, 2015 and December 31, 2014; 13,492,191 and 13,120,386 shares outstanding as of March 31, 2015 and December 31, 2014	14	14
Additional paid-in capital	134,278	129,130
Treasury stock, at cost; 875,621 shares as of March 31, 2015 and December 31, 2014	(10,039)	(10,039)
Accumulated other comprehensive loss	(146)	(66)
Accumulated deficit	(103,138)	(95,659)
TOTAL STOCKHOLDERS’ EQUITY	20,969	23,380
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$67,901	$66,356

The accompanying notes are an integral part of these consolidated financial statements.

MusclePharm Corporation

Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenue, net	$41,322	$50,209
Cost of revenue	26,938	32,336
Gross profit	14,384	17,873
Operating expenses:
Advertising and promotion	7,225	6,328
Salaries and benefits	7,061	5,367
Selling, general and administrative	4,962	1,872
Research and development	965	1,097
Professional fees	1,455	785
Total operating expenses	21,668	15,449
(Loss) income from operations	(7,284)	2,424
Other (expense) income, net	(183)	344
(Loss) income before provision for income taxes	(7,467)	2,768
Provision for income taxes	12	32
Net (loss) income	$(7,479)	$2,736
Net (loss) income per share, basic	$(0.56)	$0.27
Net (loss) income per share, diluted	$(0.56)	$0.23
Weighted average shares used to compute net (loss) income per share, basic	13,333,868	10,307,350
Weighted average shares used to compute net (loss) income per share, diluted	13,333,868	11,951,923

The accompanying notes are an integral part of these consolidated financial statements.

MusclePharm Corporation

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net (loss) income	$(7,479)	$2,736
Other comprehensive (loss) income:
Change in foreign currency translation adjustment	(80)	(4)
Comprehensive (loss) income	$(7,559)	$2,732

The accompanying notes are an integral part of these consolidated financial statements.

MusclePharm Corporation

Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance—December 31, 2014	13,120,386	$14	$129,130	$(10,039)	$(66)	$(95,659)	$23,380
Issuance of common stock warrants to third parties for services	—	—	33	—	—	—	33
Stock-based compensation related to issuance of restricted stock awards to employees, executives and directors	51,805	—	2,523	—	—	—	2,523
Stock issued in conjunction with energy drink agreements	150,000	—	1,198	—	—	—	1,198
Stock issued in conjunction with MusclePharm Apparel acquisition	170,000	—	1,394	—	—	—	1,394
Net loss	—	—	—	—	—	(7,479)	(7,479)
Change in foreign currency translation adjustment	—	—	—	—	(80)	—	(80)
Balance—March 31, 2015	13,492,191	$14	$134,278	$(10,039)	$(146)	$(103,138)	$20,969

The accompanying notes are an integral part of these consolidated financial statements.

MusclePharm Corporation

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(7,479)	$2,736
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation of property and equipment	382	314
Amortization of intangible assets	225	285
Provision for doubtful accounts	30	76
Amortization of prepaid stock compensation	1,109	795
Amortization of prepaid sponsorship and endorsement fees	1,431	1,658
Accretion of discount on marketable securities	—	(15)
Amortization of debt issuance costs	9	—
Stock-based compensation	2,523	2,376
Issuance of common stock warrants to third parties for services	33	—
Gain on settlement of accounts payable	—	(5)
Loss (gain) on disposal of property and equipment	7	(2)
Change in fair value of derivative liabilities	—	(484)
Unrealized loss on derivative assets	—	119
Unrealized loss on marketable securities	—	60
Changes in operating assets and liabilities:
Accounts receivable	(2,345)	(5,163)
Inventory	7,197	(41)
Prepaid giveaways	(247)	(113)
Prepaid sponsorship and endorsement fees	(1,590)	(968)
Prepaid expenses and other current assets	(272)	85
Other assets	(79)	3
Accounts payable	719	(2,874)
Accrued liabilities	(971)	390
Net cash provided by (used in) operating activities	682	(768)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(257)	(1,304)
Change in restricted cash balance	—	(1)
Proceeds from disposal of property and equipment	447	2
Purchase of MusclePharm Apparel Rights	(850)	—
Net cash used in investing activities	$(660)	$(1,303)

The accompanying notes are an integral part of these consolidated financial statements.

MusclePharm Corporation

Consolidated Statements of Cash Flows (Continued)

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	$4,001	$—
Payments on line of credit	(4,001)	—
Repayments of term loan	(103)	(3)
Proceeds from issuance of term loan	4,000	—
Issuance costs of term loan	(40)	—
Repayment of capital lease obligations	(35)	(18)
Net cash provided by (used in) financing activities	3,822	(21)
Effect of exchange rate changes on cash	(80)	(4)
NET INCREASE (DECREASE) IN CASH	3,764	(2,096)
CASH — BEGINNING OF PERIOD	1,020	5,412
CASH — END OF PERIOD	$4,784	$3,316
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$124	$36
Cash paid for taxes	$40	$83
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued in conjunction with energy drink agreement	$1,198	$—
Stock issued in conjunction with MusclePharm Apparel acquisition	$1,394	$—
Issuance of common stock for BioZone acquisition	$—	$9,840
Common stock issued for board member compensation	$—	$115
Purchase of property and equipment included in accounts payable and accrued liabilities	$244	$—
Purchase of trademark registration included in accounts payable and accrued liabilities	$102	$—

The accompanying notes are an integral part of these consolidated financial statements.

MusclePharm Corporation

Notes to Consolidated Financial Statements

(Unaudited)

Note 1: Description of Business and Basis of Presentation

Description of Business

MusclePharm Corporation, or the Company, was incorporated in Nevada in 2006. The Company is a scientifically driven, performance lifestyle company that develops, manufactures, markets and distributes branded nutritional supplements. The Company is headquartered in Denver, Colorado and has the following wholly-owned operating subsidiaries: MusclePharm Canada Enterprises Corp (“MusclePharm Canada”), BioZone Laboratories, Inc. (“BioZone Labs”) and MusclePharm Ireland (“MusclePharm Ireland”).

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

Unaudited Interim Financial Information

The accompanying consolidated balance sheet as of March 31, 2015, and the consolidated statements of operations, comprehensive (loss) income, stockholder’s equity and cash flows for the three months ended March 31, 2014 and 2015 are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP). In our opinion, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of March 31, 2015, our results of operations for the three months ended March 31, 2014 and 2015, and our cash flows for the three months ended March 31, 2014 and 2015. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015.

These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the SEC on March 16, 2015.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and accompanying notes. Such estimates include, but are not limited to, allowance for doubtful accounts and sales reserves, valuations of equity securities and intangible assets, fair value of derivatives and fair values of warrants and options, among others. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board ("FASB") issued ASU No. 2015-03, Interest — Imputation of Interest (Subtopic 835-30) — Simplifying the Presentation of Debt Issuance Costs, which provides guidance on simplifying the presentation of debt issuance costs, requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This standard requires retrospective adoption and will be effective for the Company beginning in its first quarter of 2016. The Company does not expect this standard to have a material impact on its financial statements.

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

Note 3: Fair Value of Financial Instruments

The Company’s financial instruments consisted primarily of accounts receivable, accounts payable, accrued liabilities and debt. The Company’s debt approximates fair value based upon current borrowing rates available to the Company for debt with similar maturities.

Note 4: Acquisition

Capstone Nutrition Agreement

Effective March 2, 2015, the Company and Capstone Nutrition (“Capstone”) executed an amendment (the “Amendment”) to the Manufacturing Agreement dated November 27, 2013. Pursuant to the Amendment, Capstone shall be the Company’s nonexclusive manufacturer of dietary supplements and food products sold or intended to be sold by the Company (the “Products”). The Company shall purchase and take delivery from Capstone a minimum of $90.0 million of Products per full contract year. The Amendment includes amended pricing for Products and payment terms. The initial term ends January 1, 2022 and will continue thereafter for three successive twenty-four month terms, unless Capstone notifies the Company of nonrenewal at least ninety days prior to the end of the then current term.

Payment and Rebates. The Company and Capstone agreed on certain payment terms and rebate programs.

Contribution toward Capstone Facility Build-Out. The Company agreed to pay to Capstone a non-refundable sum of $2.5 million to be used by Capstone solely in connection with the expansion of its facility necessary to fulfill anticipated Company requirements under the Manufacturing Agreement and Amendment. Payment of the $2.5 million is due in three (3) equal installments 30, 60 and 90 days from the effective date.

Capstone and the Company entered into a referral agreement (the “Referral Agreement”) whereby the Company will refer customers to Capstone for the purchase of products, and Capstone will pay the Company a referral fee. The term of the Referral Agreement will continue as long as the Manufacturing Agreement between the Company and Capstone is in effect.

The Company and Capstone entered into a Class B Common Stock Warrant Purchase Agreement (“Warrant Agreement”) whereby the Company may purchase 19.9% of Capstone’s parent company, INI Parent, Inc. (“INI”), on a fully-diluted basis. Pursuant to the Warrant Agreement, INI issued to the Company a warrant (the “Warrant”) to purchase shares of INI’s Class B common stock, par value $0.001 per share at an exercise price of $0.01 per share (the “Warrant Shares”).

The Company has the right to exercise the Warrant under certain circumstances: (i) the Warrant Agreement may only be exercised at the earlier of (A) immediately prior to, and in connection with the consummation of a sale of INI or (B) within five business days of the expiration of the initial terms of the Manufacturing Agreement; (ii) the Company has been and continues to be as of the date of the sale of INI in compliance with the terms of the Manufacturing Agreement; and (iii) the Company complies with the provisions of the Warrant Agreement, including its exercise conditions. The Warrant Agreement and Warrant Shares are not transferrable without the prior written consent of INI’s Board of Directors.

In lieu of exercising the Warrant Agreement, the Company may elect to sell or terminate the Warrant Agreement provided that the Company makes such election by delivering written notice to INI pursuant to the terms and conditions of the Warrant Agreement.

In connection with the Warrant Agreement, the Company and INI entered into an option agreement (the “Option Agreement”). Subject to additional provisions and conditions set forth in the Option Agreement, at any time on or prior to June 30, 2016, the Company shall have the right to purchase for cash all of the remaining outstanding shares of INI’s common stock not already owned by the Company after giving effect to the exercise of the Warrant on a fully-diluted basis, based on an aggregate enterprise value, equal to $200 million. Such purchase is intended to be consummated pursuant to a definitive merger agreement whereby INI would merge with a subsidiary of the Company and survive the merger as a wholly-owned subsidiary to the Company. In April 2015, the Company made its first payment to Capstone pursuant to the Manufacturing Agreement and Amendment. The Company is in the process of completing the valuation of the various contract elements which are expected to be included in the results for the six months ended June 30, 2015.

Note 5: Balance Sheet Components

Inventory

Inventory consisted of the following as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014
Raw materials	$1,884	$1,169
Work-in-process	305	101
Finished goods	11,683	19,799
Inventory	$13,872	$21,069

The Company writes down inventory for obsolete and slow moving inventory based on the age of the product as determined by the expiration date. Products within one year of their expiration dates are considered for write-off purposes. Historically, we have had minimal returns with established customers, and any damaged packaging is sent back to the manufacturer for replacement. We incurred insignificant inventory write-off during the three months ended March 31, 2015 and 2014.

Property and Equipment

Property and equipment consisted of the following as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014
Furniture and fixtures	$3,954	$4,041
Leasehold improvements	2,932	2,298
Manufacturing and lab equipment	1,536	1,388
Vehicles	470	470
Displays	486	488
Website	399	241
Office equipment and computers	141	—
Construction in process	561	1,511
Property and equipment, gross	10,479	10,437
Less: accumulated depreciation and amortization	(3,009)	(2,632)
Property and equipment, net	$7,470	$7,805

Depreciation and amortization expense related to property and equipment was $382,000 and $314,000 for the three months ended March 31, 2015 and 2014, which is included in the selling, general, and administrative in the consolidated statements of operations.

Intangible Assets

Intangible assets consist of the following (in thousands) and includes the acquisition of MusclePharm’s apparel rights from Worldwide Apparel disclosed further in footnote 10:

	As of March 31, 2015
	Gross Value	Accumulated Amortization	Net Carrying Value	Weighted- Average Useful Lives (years)
Amortized Intangible Assets
Customer relationships	$3,130	$(261)	$2,869	15.0
Non-compete agreements	69	(43)	26	0.8
Patents	2,211	(354)	1,857	7.8
Trademarks	692	(117)	575	6.3
Brand	4,020	(194)	3,826	9.2
Domain name	68	(26)	42	5.0
Total intangible assets	$10,190	$(995)	$9,195

	As of December 31, 2014
	Gross Value	Accumulated Amortization	Net Carrying Value	Weighted- Average Useful Lives (years)
Amortized Intangible Assets
Customer relationships	$3,130	$(209)	$2,921	15.0
Non-compete agreements	69	(35)	34	2.0
Patents	2,211	(293)	1,918	7.8
Trademarks	518	(20)	498	4.5
Brand	1,776	(118)	1,658	15.0
Domain name	68	(23)	45	5.0
Total intangible assets	$7,772	$(698)	$7,074

Intangible amortization expense for the three months ended March 31, 2015 and 2014 was $225,000 and $285,000, which is recorded in the selling, general, and administrative in the consolidated statements of operations.

As of March 31, 2015, the estimated future amortization expense of intangible assets is as follows (in thousands):

Year Ending December 31,
The remainder of 2015	$816
2016	1,054
2017	1,042
2018	1,031
2019	1,027
2020	983
Thereafter	3,242
Total amortization expense	$9,195

Note 6: Other Income (Expense), net

During the three months ended March 31, 2015 and 2014, other income (expense), net consists of the following (in thousands):

	Three Months Ended March 31,
	2015	2014
Other (expense) income, net:
Interest income	$—	$223
Interest expense	(125)	(39)
Change in fair value of derivative liabilities	—	484
Gain on settlement of accounts payable	—	5
Loss on marketable securities	—	(386)
Foreign currency transaction loss	(64)	(30)
Other	6	87
Total other (expense) income, net	$(183)	$344

Note 7: Debt

In September 2014, the Company entered into a line of credit facility with a banking institution for up to $8.0 million of borrowings. The line of credit matures in September 2017 and accrues interest at the prime rate plus 2%, currently 5.25%. The line of credit is secured by the Company’s inventory, accounts receivable, intangible assets and equipment. As of March 31, 2015 and December 31, 2014, the Company had drawn down all $8.0 million under the line of credit. The Company would not have been in compliance with certain financial covenants, including requiring the balance to be at or below $3 million for a minimum of 14 non-consecutive days per quarter, under this facility as of March 31, 2015 and December 31, 2014, and received a written waiver from the bank until May 31, 2015.

In February 2015, the Company entered into a term loan agreement with the same banking institution for a principal amount of $4.0 million. The term loan carries a fixed interest rate of 5.25% per annum, is repayable in 36 equal monthly installments of principal and interest, and matures in February 2018. Outstanding borrowings are subject to prepayment penalties of 1.0% of the prepayment amount. The Company also paid debt issuance cost of $40,000 which was recorded in prepaid expenses in the consolidated balance sheets.

Borrowings on the term loan are secured by the Company’s inventory, accounts receivable and other receivables, general intangible properties, and 860,900 shares of common stock held in treasury. The Company is also required to comply with certain negative covenants under the term loan, including restrictions on indebtedness, investments, asset dispositions, mergers or consolidations and other corporate activities. The Company would not have been in compliance with certain financial covenants and received a written waiver from the bank until May 31, 2015.

In December 2014, the Company entered into a fleet lease program providing for the Company approximately $1.8 million in credit to lease up to 50 vehicles.

Note 8: Commitments and Contingencies

Operating Leases and Capital Leases

The Company leases office and warehouse facilities under operating leases which expire at various dates through 2029. For lease agreements that contain escalating rent provisions, lease expense is recorded on a straight-line basis over the lease term. Rent expense for the three months ended March 31, 2015 and 2014 amounted to $383,000 and $297,000, respectively.

The Company also leases manufacturing and warehouse equipment under capital leases which expire at various dates through 2017. As of March 31, 2015 and December 31, 2014, the Company had an outstanding balance on capital leases of $229,000 and $265,000 respectively, which were included as a component of accrued liabilities and other long-term liabilities in the consolidated balance sheets.

Contingencies

In the normal course of business, the Company may become involved in legal proceedings. The Company will accrue a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. The accrual for a litigation loss contingency might include, for example, estimates of potential damages, outside legal fees and other directly related costs expected to be incurred. As of March 31, 2015 and December 31, 2014, the Company was not involved in any material legal proceedings, except for the SEC investigation discussed below and routine litigation experienced in the ordinary course of its business.

SEC Investigation

In July 2013, the Company received a formal order of investigation (the “Investigation”) from the Denver Regional Office of the SEC which is actively investigating various areas of potential violation of the federal securities laws involving the Company and its management. The SEC has issued subpoenas for documents and testimony and has deposed numerous witnesses in connection with the Investigation. As a result of a review undertaken by the Company’s personnel in conjunction with the Audit Committee of the Board of Directors during 2014, the Company amended certain prior reports to revise various disclosures concerning executive compensation and disclosure of perquisites, among other things, and filed amendments to the annual reports on Form 10-K for the fiscal years ended December 31, 2013, 2012 and 2011. The Investigation remains ongoing. The Investigation could lead to the SEC seeking fines, penalties, injunctive relief and the adoption of corrective plans to establish reporting and other practices affecting the Company. The Company has reached an agreement in principle with the staff of the Enforcement Division of the SEC Denver Regional Office to resolve the investigation by the SEC, however, such agreement must be approved by the SEC Commissioners. Neither the nature of the relief, the amount of any monetary relief, nor the nature of the corrective actions, whether voluntary or imposed as a result of court proceedings that could be sought by the SEC, can be predicted. The result of any of the foregoing could have a material adverse effect on the Company or its management.

Product Liability

Additionally, as a manufacturer of nutritional supplements and other consumer products that are ingested by consumers, the Company may be subject to various product liability claims. The Company currently maintains product liability insurance with a deductible/retention of $10,000 per claim with an aggregate cap on retained loss of $20.0 million. As of March 31, 2015 and December 31, 2014, the Company had not recorded an accrual for product liability claims. There can be no assurance that insurance coverage will be available for product liability claims or other claims experienced in the ordinary course of the Company’s business.

Insurance Carrier Lawsuit

In an effort to recover SEC legal defense costs, the Company engaged with outside counsel to review, evaluate and advise on the current Director and Officer policy and corresponding coverages. On February 12, 2015, the Company filed a complaint and jury demand in the District Court, City and County of Denver, Colorado against Liberty Insurance Underwriters, Inc. This action arises from the wrongful and unreasonable denial of coverage by Liberty for the cost and expenses that the Company has incurred and will continue to incur in connection with the SEC investigation under the Company’s Directors and Officers Insurance policies.

Sponsorship and Endorsement Contract Liabilities

The Company has various non-cancelable endorsement and sponsorship agreements with terms expiring through 2018. The total value of future contractual payments as of March 31, 2015 and December 31, 2014 was $50.0 million and $52.8 million. The total future contractual payments as of March 31, 2015 are as follows (in thousands):

	Year Ending December 31,
	Remainder of 2015	2016	2017	2018	2019	Thereafter	Total
Outstanding Payments
Endorsement	$5,280	$8,203	$9,105	$6,000	$4,167	$11,667	$44,422
Sponsorship	3,898	1,488	100	100	—	—	5,586
Total future payments	$9,178	$9,691	$9,205	$6,100	$4,167	$11,667	$50,008

Note 9: Stockholders’ Equity

Common Stock

For the three months ended March 31, 2015, the Company issued common stock including restricted stock awards, as follows:

Transaction Type	Quantity (#)	Valuation ($ in thousands)	Range of Value per Share
Stock issued to employees, executives and directors	51,805	$2,523	$3.48 – 8.60
Stock issued in conjunction with energy drink agreement	150,000	1,198	7.99
Stock issued in conjunction with MusclePharm apparel rights acquisition	170,000	1,394	8.20
Total	371,805	$5,115	$3.48 – 8.60

For the three months ended March 31, 2014, the Company issued common stock including restricted stock awards, as follows:

Transaction Type	Quantity (#)	Valuation ($ in thousands)	Range of Value per Share ($)
Stock issued to employees, executives and directors	60,422	$2,491	$3.48 – 8.70
BioZone acquisition	1,200,000	9,840	8.20
Total	1,260,422	$12,331	$3.48 – 8.70

The fair value of all stock issuances above is based upon either the quoted closing trading price on the date of issuance or the value of derivative instrument at the date of conversion.

Treasury Stock

For the three months ended March 31, 2015 and 2014, the Company did not repurchase any shares of its common stock and held 875,621 shares in treasury as of March 31, 2015.

Note 10: Stock-Based Compensation

The Company’s stock-based compensation for the three months ended March 31, 2015 and 2014 consist primarily of restricted stock awards. The activity of restricted stock awards granted to employees and board members was as follows:

	Unvested Restricted Stock Awards
	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested balance – December 31, 2014	2,631,987	$11.67
Granted	8,668	8.60
Vested	(366,889)	9.87
Unvested balance – March 31, 2015	2,273,766	$12.01

The total fair value of restricted stock awards granted to employees and board members for the three months ended March 31, 2015 and 2014 was $75,000 and $320,000. As of March 31, 2015 and December 31, 2014, the total unrecognized expense for unvested restricted stock awards, net of expected forfeitures, was $18.2 million and $20.7 million, which are expected to be amortized over a weighted-average period of 3.1 and 2.6 years.

Restricted Stock Awards Related to Energy Drink Agreement

In January 2015, the Company entered into an energy drink agreement with Langer Juice and Creative Labs. In connection with the agreement, the Company issued a total of 150,000 shares of its restricted common stock which vest monthly over a period of three years. The restricted stock awards have a grant date fair value of approximately $1.2 million, which are included as a component of prepaid stock compensation and additional paid-in capital in the consolidated balance sheets. The prepaid stock compensation is being amortized over the performance period of three years.

Agreements with Worldwide Apparel, LLC – Muscle Pharm Apparel Rights

In February 2015, the Company entered into an agreement with Worldwide Apparel, LLC (“Worldwide”) to terminate Worldwide’s right to use MusclePharm’s brand images in apparel effective March 28, 2014. The brand rights were originally licensed in May 2011, and amended in March 2014 prior to the termination. The consideration related to the acquisition of the MusclePharm Apparel from Worldwide consists of a cash consideration of $850,000 and 170,000 shares of MusclePharm common stock with an aggregated fair value of $1.4 million on issuance date. For the total 170,000 shares issued, 42,500 shares are held in escrow and will be released to Worldwide on May 22, 2015 if no claim is made. The total cost of the MusclePharm apparel acquisition of $2.2 million was included as brand in intangible assets, net in the accompanying balance sheet, and is subject to amortization over a period of seven years.

Note 11: Net Income (Loss) per Share

The following table sets forth the computation of the Company’s basic and diluted net (loss) income per share for the periods presented (in thousands, except share and per share data):

	Three Months Ended March 31,
	2015	2014
Net (loss) income	$(7,479)	$2,736
Weighted-average common shares used in computing net (loss) income per share, basic	13,333,868	10,307,350
Effect of dilutive securities	—	1,644,573
Weighted-average common shares used in computing net (loss) income per share, diluted	13,333,868	11,951,923
Net (loss) income per share, basic	$(0.56)	$0.27
Net (loss) income per share, diluted	$(0.56)	$0.23

The following securities were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	Three Months Ended March 31,
	2015	2014
Stock options (exercise price - $425/share)	472	472
Warrants (exercise price - $4 - $1,275/share)	—	263,089
Unvested restricted stock	2,273,766	1,381,573
Total common stock equivalents	2,274,238	1,645,134

Note 12: Income Taxes

The Company recorded an income tax provision of $12,000 and $32,000 for the three months ended March 31, 2015 and 2014 respectively, related to foreign income taxes and state minimum taxes.

Income taxes are provided for the tax effects of transactions reported in the consolidated financial statements and consist of taxes currently due. Deferred taxes relate to differences between the basis of assets and liabilities for financial and income tax reporting which will be either taxable or deductible when the assets or liabilities are recovered or settled. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of March 31, 2015.

Note 13: Geographical Information

Revenue, net by geography is based on the company addresses of the customers. The following table sets forth revenue, net by geographic area (in thousands):

	Three Months Ended March 31,
	2015	2014
Revenue, net:
United States	$31,588	$33,000
International	9,734	17,209
Total revenue, net	$41,322	$50,209

Note 14: Subsequent Events

Amendment to Bylaws

On May 8, 2015, the Company’s Board of Directors approved an amendment (the “Amendment”) to the Company’s Amended and Restated Bylaws. A copy of such Amendment is attached hereto as Exhibit 3.1. Pursuant to the Amendment, the Company Bylaws were amended, effective immediately, as follows:

-

Art. II, Sec. 3, which relates to Special Meetings, was amended and restated to require that stockholders of the Company requesting a special meeting provide, in their request to the Company, certain specified information and set forth other requirements regarding delivery of such request.

-

Art. II, Sec. 6, which relates to stockholder consents in lieu of stockholder meetings, was amended and restated to require that stockholders intending to act by written consent request a record date from the Company for such action, which request must include certain specified information and set forth other requirements regarding the delivery of written consents.

-	Art. II, Sec. 9, which relates to advance notice of stockholder proposals and stockholder nominations, was revised to require certain stockholder disclosure requirements.
-	Art. III, Sec. 2, which relates to Board vacancies, was amended and restated to clarify that only the Board can fill vacancies of the Board.

-

Art. III, Sec. 11, which relates to the removal of directors, was amended and restated to clarify that directors may be removed by a two-thirds (as opposed to majority) vote of the shareholders, as contemplated by NRS 78.335.

-

Article VII, Sec. 5, which relates to Forum Selection, was added to the bylaws to provide that that any person acquiring equity in the Company shall be deemed to have notice of and consented to such Article VII. Section 5.

Corporate Governance Guidelines

On May 8, 2015, the Company’s Board of Directors adopted updated Corporate Governance Guidelines (“Corporate Guidelines”) effective immediately including reiterating its commitment to review the separation of the responsibilities of the Chairman and Chief Executive Officer.  Such updated Corporate Governance Guidelines are attached hereto as Exhibit 99.2.

In addition, the Corporate Guidelines identify the position of Lead Independent Director. The Lead Independent Director's responsibilities shall include, but are not limited to: (i) serve as a liaison between the Chairman of the Board and the independent directors; (ii) chair such Board meetings at meetings at which the Chairman is not present; (iii) chairing executive sessions of the independent directors; and (iv) performing such other duties as are assigned from time to time by the Board.

Communications Policy

On May 5, 2015 the Company adopted and on May 6, 2015, the Company disseminated to all employees a Corporate Communications Policy (the “Communications Policy”) effective immediately and covering its officers, directors, employees and consultants, in order to better ensure compliance with Corporate Guidelines, ensure the confidentiality of proprietary and/or non-public Company information, and to provide guidance on how to address any issues that may arise from communications whether internally or from outside of the Company. The Communications Policy is attached hereto as Exhibit 99.3.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission on March 16, 2015. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section entitled “Risk Factors” included elsewhere in this Form 10-Q.

Overview

We are a scientifically driven, performance lifestyle Company that develops, manufactures, markets and distributes branded nutritional supplements. We offer a broad range of powders, capsules, tablets and gels. Our portfolio of recognized brands, including MusclePharm® Hybrid and Core Series, Arnold Schwarzenegger Series™, and FitMiss®, are marketed and sold in more than 120 countries and available in over 45,000 retail outlets globally. These clinically developed scientifically driven nutritional supplements are developed through a six-stage research process that utilizes the expertise of leading nutritional scientists, doctors and universities. We believe we are an innovator in the sports nutrition industry.

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

Our revenue has consistently increased year-over-year as we continue to grow our brand and develop industry-leading supplemental nutrition and lifestyle products. Revenue for the three months ended March 31, 2015 was $41.3 million, with a 2-year 28.8% compound annual growth rate (“CAGR”). Our net losses were $7.5 million for the same period.

Recent Developments

Backlog

As of March 31, 2015 and December 31, 2014, we had product backlog of approximately $17.1 million and $5.1 million, respectively. Backlog represents orders confirmed with a purchase order for products to be shipped generally within 90 days to customers with approved credit status. Orders are subject to cancellation, rescheduling by customers and product specification changes by customers. Although we believe that the backlog orders are firm, purchase orders may be cancelled by the customer prior to shipment without significant penalty. For this reason, we believe that our product backlog at any given date is not a reliable indicator of future revenues.

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

During the three months ended March 31, 2015, our two largest customers, Costco and Bodybuilding.com, accounted for 37% of our net revenue.

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

In addition, BioZone Laboratories, Inc., (“BioZone”) which we acquired in 2014,  manufactures products and, therefore, derives costs of revenue through the costs of raw materials, direct labor, freight-in and other supply and equipment rental expenses. We mainly ship BioZone customer orders from our distribution center in Pittsburg, California.

Our historical experience has been that over the life cycle of a particular product, the cost of revenues as a percentage of total revenue has typically declined as a result of decreases in our product costs. This decrease generally results from an increase in the volume purchased from our suppliers, as well as yield improvements and test enhancements.

Our gross profit fluctuates due to several factors, including new product introductions, upgrades to existing product lines, changes in customer and product mixes, the mix of product demand, shipment volumes, our product costs, pricing and inventory write downs. We expect cost of revenues to increase in absolute dollars as our revenue continues to increase, however, cost of revenue is expected to decrease as a percentage of revenue due primarily to our ability to efficiently increase our revenue while realizing respective cost efficiencies from volume purchasing and inventory cost reductions related to our Manufacturing Agreement with Capstone.

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

Salaries and Benefits

Salaries and benefits consist primarily of salaries, bonuses, benefits and stock-based compensation. Personnel costs are a significant component of our operating expenses and we expect these expenses to increase in absolute dollars in future periods as we continue to grow our business and add employees, however, salaries and benefits is expected to decrease as a percentage of revenue due primarily to our ability to efficiently increase our revenue while realizing respective cost efficiencies associated with such increase.

Selling, General and Administrative

Our selling, general and administrative expenses consist primarily of depreciation, amortization, sales commissions, travel and miscellaneous expenses incurred by our executive, finance, legal, human resources, and other administrative functions, freight out, legal settlement costs, director fees, and other corporate expenses. We expect our selling, general and administrative expenses to increase in absolute dollars in future periods, however, selling, general and administration expense is expected to decrease as a percentage of revenue due primarily to our ability to efficiently increase our revenue while realizing respective cost efficiencies associated with such increase.

Research and Development

Research and development expenses primarily consist of personnel costs, laboratory development of our scientific nutritional supplements, testing and compliance and allocated facilities costs. We expense research and development costs as incurred. Research and development is not the primary driver of our operating expenses but we expect research and development to increase in absolute dollars in future periods, however, research and development expense is expected to decrease as a percentage of revenue due primarily to our ability to efficiently increase our revenue while realizing respective cost efficiencies associated with such increase.

Professional Fees

Professional fees consist primarily of fees for outside legal, accounting and tax services and we expect these expenses to increase in absolute dollars in future periods as we continue to grow our business and utilize assistance from professional service providers, defend ongoing and new legal matters. Professional fees are expected to decrease as a percentage of revenue due primarily to the anticipated reduction in activities related to the SEC Investigation.

Other Income (Expense), net

Other income (expense), net consists of interest income and expense, gains and losses on foreign currency transactions, settlement of accounts payable, and other miscellaneous expenses.

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

Results of Operations

The following tables present our historical operating results in dollars and as a percentage of revenue, net for the periods presented:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Revenue, net	$41,322	$50,209
Cost of revenue	26,938	32,336
Gross profit	14,384	17,873
Operating expenses:
Advertising and promotion	7,225	6,328
Salaries and benefits	7,061	5,367
Selling, general and administrative	4,962	1,872
Research and development	965	1,097
Professional fees	1,455	785
Total operating expenses	21,668	15,449
(Loss) income from operations	(7,284)	2,424
Other (expense) income, net	(183)	344
(Loss) income before provision for income taxes	(7,467)	2,768
Provision for income taxes	12	32
Net (loss) income	$(7,479)	$2,736

	Three Months Ended March 31,
	2015	2014
Revenue, net	100%	100%
Cost of revenue	65	64
Gross profit	35	36
Operating expenses:
Advertising and promotion	17	13
Salaries and benefits	17	11
Selling, general and administrative	12	4
Research and development	2	2
Professional fees	4	2
Total operating expenses	52	32
(Loss) income from operations	(18)	4
Other (expense) income, net	—	1
(Loss) income before provision for income taxes	(18)	5
Provision for income taxes	—	—
Net (loss) income	(18)%	5%

Comparison of the Three Months Ended March 31, 2015 and 2014

Revenue

	Three Months Ended March 31,
	2015	2014	% Change
	(In thousands)
Revenue, net	$41,322	$50,209	(18)%

Revenue, net decreased $8.9 million or 18% to $41.3 million for the three months ended March 31, 2015, compared to $50.2 million for the three months ended March 31, 2014. Revenue, net for the three months ended March 31, 2015 decreased due primarily to the strengthening of the US dollar resulting in a decrease in sales to international customers and the timing of “the Arnold” a significant trade show. The Arnold was held two weeks later in 2015 than 2014 resulting in orders being received later in March 2015. We entered the second quarter of 2015 with $17.1 million of backlog orders compared to $4.0 million and $5.1 million at December 31, 2013 and 2014 respectively. Discounts and sales allowances decreased to $5.1 million, or 11%, of gross revenue for the three months ended March 31, 2015 from $6.5 million, or 11%, of gross revenue for the same period in 2014. The decrease in discounts and allowances is a result of continued focus to define customer terms and allowances.

Cost of Revenue and Gross Profit

	Three Months Ended March 31,
	2015	2014	% Change
	(In thousands)
Cost of revenue	$26,938	$32,336	(17)%

	Three Months Ended March 31,
	2015	2014	% Change
	(In thousands)
Gross profit	$14,384	$17,873	(20)%

Costs of revenue decreased 17% to $26.9 million for the three months ended March 31, 2015, compared to $32.3 million for the same period in 2014. Accordingly, gross profit for the three months ended March 31, 2015 was $14.4 million, or 35% of revenue, compared to $17.9 million, or 36% of revenue for the same period 2014. Our cost of revenue and gross profit margin were consistent.

Operating Expenses

Operating expenses for the three months ended March 31, 2015 were $21.7 million, compared to $15.4 million for the same period in 2014. These expenses primarily included costs for advertising and promotions, specifically tradeshow costs to generate visibility and connect with our customers and end-users, costs of strategic partnerships, with star athletes and strategic advertising agreements to promote our brand, and investing in our staffing needs in order to stay competitive in our industry by developing and testing new products, including stock-based compensation.

Advertising and Promotion

	Three Months Ended March 31,
	2015	2014	% Change
	(In thousands)
Advertising and promotion	$7,225	$6,328	14%
Percentage of revenue	17%	13%

Advertising and promotion expenses increased 14% to $7.2 million for the three months ended March 31, 2015, or 17% of revenue, compared to $6.3 million, or 13% of revenue, in 2014. Advertising and promotion expenses for the three months ended March 31, 2015 included expenses related to strategic partnerships entered into with the UFC, Tiger Woods and others. These new partnerships, along with our Arnold Schwarzenegger Series™ introduced in 2013, have increased our strategic partnership expense by $950,000. This expense coupled with an increase in trade show cost of $300,000 and decrease in general advertising of $400,000 are the primary drivers for the overall increase.

Salaries and Benefits

	Three Months Ended March 31,
	2015	2014	% Change
	(In thousands)
Salaries and benefits	$7,061	$5,367	32%
Percentage of revenue	17%	11%

Salaries and benefits increased 32% to $7.1 million, or 17% of revenue, for the three months ended March 31, 2015 compared to $5.4 million, or 11% of revenue, for the same period in 2014. The increase was due to additional resources added to both our domestic operations and our foreign subsidiaries.

Selling, General and Administrative

	Three Months Ended March 31,
	2015	2014	% Change
	(In thousands)
Selling, general and administrative	$4,962	$1,872	165%
Percentage of revenue	12%	4%

Selling, general and administrative expenses increased 165% to $5.0 million, or 12% of revenue, for the three months ended March 31, 2015 compared to $1.9 million, or 4% of revenue, for the same period in 2014. The increase was primarily due to costs related to continued development of our existing sales channels and new product distribution channels and related selling expenses of $1.4 million, increased travel related expenses of $350,000, selling related expenses of $300,000, additional insurance premiums of $250,000, additional depreciation and amortization on new assets of $250,000, increased facilities cost as we expand our operations of $200,000, and increases in general supplies, outside services and communications of $350,000.

Research and Development

	Three Months Ended March 31,
	2015	2014	% Change
	(In thousands)
Research and development	$965	$1,097	(12)%
Percentage of revenue	2%	2%

Research and development expenses decreased 12% to $1.0 million, or 2% of revenue, for the three months ended March 31, 2015 compared to $1.1 million, or 2% of revenue, for the same period in 2014. The decrease was due to a $240,000 decrease in depreciation expense of research and development assets offset by an increase of $120,000 related to researching fees as we continue to develop and test new products.

Professional Fees

	Three Months Ended March 31,
	2015	2014	% Change
	(In thousands)
Professional fees	$1,455	$785	85%
Percentage of revenue	4%	2%

Professional fees increased 85% to $1.5 million for the three months ended March 31, 2015, compared to $0.8 million for the same period in 2014. The primary reason for the increase in professional fees is due to increased legal fees of $250,000, additional accounting support fees $175,000 and additional outside services of $275,000.

Other Income (Expense), net

The components of our other income (expense), net consists of the following:

	Three Months Ended March 31,
	2015	2014	% Change
	(In thousands)
Interest income	$—	$223	(100)%
Interest expense	(125)	(39)	221
Change in fair value of derivative liabilities	—	484	(100)
Gain on settlement of accounts payable	—	5	(100)
Loss on marketable securities	—	(386)	(100)
Foreign currency transaction loss	(64)	(30)	113
Other	6	87	(93)
Total other (expense) income, net	$(183)	$344	(153)

Other income (expense), net for the three months ended March 31, 2015 was an expense of $0.2 million, compared to an income of $0.3 million for the same period in 2014. The significant fluctuations in other income (expense), net were primarily related to foreign currency transaction gains and losses, and interest expense.

Non-GAAP Financial Measures

In addition to disclosing financial results calculated in accordance with U.S. Generally Accepted Accounting Principles (GAAP), our quarterly report on Form 10-Q discloses Non-GAAP financial measures adjusted for: provision for income taxes, depreciation and amortization of property and equipment, amortization of intangible assets, provision for doubtful accounts, amortization of prepaid stock compensation, amortization of prepaid sponsorship fees, stock based compensation,  issuance of common stock warrants and other income and expense. We believe that the non-GAAP measures provide investors with important perspectives into our ongoing business performance. The non-GAAP financial measures should not be considered a substitute for, or superior to, financial measures calculated in accordance with GAAP, and the financial results calculated in accordance with GAAP and reconciliations to those financial statements should be carefully evaluated. The non-GAAP financial measures we used may be calculated differently from, and therefore may not be comparable to, similarly titled measures used by other companies.

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

Set forth below are reconciliations of non-GAAP net income (loss) to our reported GAAP net income (loss):

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Adjusted EBITDA:
Net (loss) income	$(7,479)	$2,736
Non-GAAP adjustments:
Provision for income taxes	12	32
Depreciation and amortization of property and equipment	382	314
Amortization of intangible assets	225	285
Provision for doubtful accounts	30	76
Amortization of prepaid stock compensation	1,109	795
Amortization of prepaid sponsorship fees	1,431	1,658
Stock-based compensation	2,522	2,376
Issuance of common stock warrants to third-parties for services	33	—
Other expense (income), net	183	(344)
Adjusted EBITDA	$(1,552)	$7,928

Liquidity and Capital Resources

Since the inception of MusclePharm, other than revenue from product sales, our primary source of operating cash has been from the sale of equity, the issuance of convertible secured promissory notes and other short-term debt as discussed below. As of March 31, 2015, our cash balance was $4.8 million which consists primarily of cash on deposit with banks.

Our principal use of cash is to purchase inventory, pay for operating expenses, acquire capital assets and repurchase outstanding shares of our capital stock. As of March 31, 2015, we had working capital of $1.6 million, an accumulated deficit of $103.1 million and total stockholders’ equity of $21.0 million. As of March 31, 2015, we had outstanding borrowings of $8.0 million under our line of credit facility. In addition, we entered into a $4.0 million commercial loan agreement in February 2015 which was fully drawn during the first quarter 2015.

We believe that with increased sales expansion, international sales expansion, along with the additional debt financing obtained in February 2015, there will be opportunities to increase revenue such that our capital resources will be sufficient through at least March 31, 2016; however, we may seek to raise capital in order to execute the business plan, which includes more inventory purchases, new product releases and additional sponsorships and endorsements. There can be no assurance that such capital will be available on acceptable terms or at all.

Our net consolidated cash flows are as follows:

	Three Months Ended March 31,
	2015	2014
Consolidated Statements of Cash Flows Data:
Net cash provided by (used in) operating activities	$682	$(768)
Net cash used in investing activities	(660)	(1,303)
Net cash provided by (used in) financing activities	3,822	(21)
Effect of exchange rate changes on cash	(80)	(4)
Net increase (decrease) in cash	$3,764	$(2,096)

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

During the three months ended March 31, 2015, cash provided by operating activities was $0.7 million, which differs from our net loss of $7.5 million primarily because of non-cash charges of $5.7 million, and a net change in our net operating assets and liabilities of $2.4 million. The non-cash charges primarily consisted of $2.5 million for stock-based compensation, $1.4 million for amortization of prepaid sponsorship and endorsement fees, $1.1 million for amortization of prepaid stock compensation, and $0.6 million for depreciation of our property and equipment and amortization of our intangible assets. The primary drivers of the changes in operating assets and liabilities were a $7.2 million decrease in inventory due to improvement in our supply chain management and decrease in inventory purchase cost as a result of the amended manufacturing agreement with Capstone, a $0.7 million increase in accounts payable primarily attributable to the timing of payments, partially offset by a $2.3 million increase in accounts receivable due to an increase in sales and billings compared to the fourth quarter ended December 31, 2014, a $1.6 million increase in prepaid sponsorship and endorsement fees due to an increase in advertising efforts through sponsorships and endorsements, and a $1.0 million decrease in accrued liabilities primarily due to payment of certain royalty fees in connection with our endorsement agreements with Arnold Schwarzenegger.

During the three months ended March 31, 2014, cash used in operating activities was $0.8 million, primarily as a result of an $8.7 million net change in our operating assets and liabilities, which was partially offset by our net income of $2.7 million and non-cash charges of $5.2 million. The net change in our operating assets and liabilities was primarily the result of a $5.2 million increase in accounts receivable due to increased sales and billings, a $2.9 million decrease in accounts payable due to the timing of payments, and a $1.0 million increase in prepaid sponsorship and endorsement fees due to an increase in advertising efforts through sponsorships and endorsements. The non-cash charges primarily consisted of stock-based compensation of $2.4 million, amortization of prepaid sponsorship and endorsement fees of $1.7 million, and amortization of prepaid stock compensation of $0.8 million.

Investing Activities

Cash used in investing activities of $0.7 million for the three months ended March 31, 2015, was primarily due to cash payment of $0.9 million related to MusclePharm Apparel rights acquisition.

Cash used in investing activities of $1.3 million for the three months ended March 31, 2014 was primarily due to purchase of property and equipment.

Financing Activities

Cash flows provided by financing activities of $3.8 million for the three months ended March 31, 2015, was primarily due to proceeds from issuance of our term loan, net of issuance cost, of $4.0 million.

Cash used in financing activities of $21,000 for the three months ended March 31, 2014 was primarily due to repayment of capital leases of $18,000.

Line of Credit

In September 2014, we entered into a line of credit facility with a banking institution for up to $8.0 million of borrowings. The line of credit matures in September 2017 and accrues interest at the prime rate plus 2%, currently 5.25%. The line of credit is secured by our inventory, accounts receivable, intangible assets and equipment. As of March 31, 2015 and December 31, 2014, we had drawn down all $8.0 million under the line of credit. The company would not have been in compliance with certain financial covenants including requiring the balance to be at or below $3 million for a minimum of 14 non-consecutive days per quarter, under this facility as of March 31, 2015 and received a written waiver from the bank until May 31, 2015.

Term Loan

In February 2015, we entered into a term loan agreement with a banking institution for a principal amount of $4.0 million. The term loan carries a fixed interest rate of 5.25% per annum, is repayable in 36 equal monthly installments of principal and interest, and matures in February 2018. Borrowings on the term loan are secured by our inventory, accounts receivable and other receivables, general intangible properties, and 860,900 shares of our common stock held in treasury. We are also required to comply with certain negative covenants under the term loan, including restrictions on indebtedness, investments, asset dispositions, mergers or consolidations and other corporate activities. The company would not have been in compliance with certain financial covenants and received a written waiver from the bank until May 31, 2015.

Contractual Obligations

Our principal commitments consist of obligations under operating leases for office and warehouse facilities, capital leases for manufacturing and warehouse equipment and non-cancelable endorsement and sponsorship agreements.

We presented our contractual obligations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. With the exception of the Manufacturing Agreement and Amendment with Capstone, requiring us to pay $2.5 million to fund the expansion of its facility, there have been no other material changes outside of the ordinary course of business in those obligations during the current quarter.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2015.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

We have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. At this time we have not entered into, but in the future we may enter into, derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the effect hedging activities would have on our results of operations. We recognized a loss of $64,000 related to fluctuations in foreign currency for the three months ended March 31, 2015.

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our indebtedness.

Our total outstanding borrowings under the line of credit agreement and the commercial loan agreement were $12.0 million as of March 31, 2015. Our exposure to interest rates relates to the change in the amounts of interest we must pay on our borrowings. Our borrowing rate is prime rate plus 2%, which is 5.25% as of March 31, 2015. We would not expect a hypothetical 10% change in our interest rate to have a significant impact on our interest expense.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (CEO) and chief financial officer (CFO), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of March 31, 2015, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (SEC), and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the first quarter of 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of business, the Company may become involved in legal proceedings. The Company will accrue a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. The accrual for a litigation loss contingency might include, for example, estimates of potential damages, outside legal fees and other directly related costs expected to be incurred. As of March 31, 2015 and December 31, 2014, the Company was not involved in any material legal proceedings, except for the SEC investigation discussed below.

SEC Investigation

In July 2013, the Company received a formal order of investigation (the “Investigation”) from the Denver Regional Office of the SEC which is actively investigating various areas of potential violation of the federal securities laws involving the Company and its management. The SEC has issued subpoenas for documents and testimony and has deposed numerous witnesses in connection with the Investigation. As a result of a review undertaken by the Company’s personnel in conjunction with the Audit Committee of the Board of Directors during 2014, the Company amended certain prior reports to revise various disclosures concerning executive compensation and disclosure of perquisites, among other things, and filed amendments to the annual reports on Form 10-K for the fiscal years ended December 31, 2013, 2012 and 2011. The Investigation remains ongoing. The Investigation could lead to the SEC seeking fines, penalties, injunctive relief and the adoption of corrective plans to establish reporting and other practices affecting the Company. The Company has reached an agreement in principle with the staff of the Enforcement Division of the SEC Denver Regional Office to resolve the investigation by the SEC, however, such agreement must be approved by the SEC Commissioners. Neither the nature of the relief, the amount of any monetary relief, nor the nature of the corrective actions, whether voluntary or imposed as a result of court proceedings that could be sought by the SEC, can be predicted. The result of any of the foregoing could have a material adverse effect on the Company or its management.

Item 1A. Risk Factors

Except as set forth below, there have been no material changes to the Risk Factors as disclosed in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2015.

Our articles of incorporation, our amended and restated by-laws and Nevada law could deter a change of our management which could discourage or delay offers to acquire us.

Certain provisions of Nevada law and of our articles of incorporation, and by-laws, as amended, could discourage or make it more difficult to accomplish a proxy contest or other change in our management or the acquisition of control by a holder of a substantial amount of our voting stock. It is possible that these provisions could make it more difficult to accomplish, or could deter transactions that stockholders may otherwise consider to be in their best interests or in our best interests. These provisions include:

•

requiring stockholders who wish to request a special meeting of the stockholders to disclose certain specified information in such request and to deliver such request in a specific way within a certain timeframe, which may inhibit or deter stockholders from requesting special meetings of the stockholders;

•

requiring that stockholders who wish to act by written consent request a record date from the Company for such action and such request must include disclosure of certain specified information, which may inhibit or deter stockholders from acting by written consent;

•	establishing the Board of Directors as the sole entity to fill vacancies of the Board of Directors, which lengthens the time needed to elect a new majority of the board;
•

establishing a two-thirds majority vote of the stockholders to remove a director from the Board of Directors, as opposed to a simple majority, which lengthens the time needed to elect a new majority of the board;

•

establishing that any person who acquires equity in the Company shall be deemed to have notice and consented to the forum selection provision of the Company’s Bylaws requiring actions to be brought only in New York, which may inhibit or deter stockholders actions (i) on behalf of the Company, (ii) asserting claims of breach of fiduciary duty by officers or directors of the Company, or (iii) arising out of the Nevada Revised Statutes.

•

establishing more detailed disclosure and  in any stockholder’s advance notice to nominate a new member of the Board of Directors including specified information regarding such nominee, which may inhibit or deter such nomination and lengthens the time needed to elect a new majority of the board;

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

3.1*	Amendment to the Company’s Amended and Restated Bylaws

10.1*	First Amendment to Manufacturing Agreement by and between MusclePharm Corporation and F.H.G Corporation, effective March 2, 2015(1)

10.2*	Referral Agreement by and between MusclePharm Corporation and F.H.G Corporation, effective March 2, 2015(1)

10.3*	Warrant Purchase Agreement by and between MusclePharm Corporation and F.H.G Corporation, effective March 2, 2015(1)

10.4*	Option Agreement by and between MusclePharm Corporation and F.H.G Corporation, effective March 2, 2015(1)

31.1*	Rule 13 (A) – 14(A) Certification of Principal Executive Officer

31.2*	Rule 13 (A) – 14(A) Certification of Principal Financial Officer

32.1*	Section 1350 Certification of Principal Executive Officer

32.2*	Section 1350 Certification of Principal Financial Officer

99.1*	Form of Corporate Governance Guidelines, as adopted

99.2*	MusclePharm Corporation Corporate Communications Policy

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	PRE XBRL Presentation Linkbase Document
*	Filed herewith
(1)

An application for confidential treatment was submitted to the Securities and Exchange Commission in May 2015 with regards to the (i) First Amendment to Manufacturing Agreement, (ii) Referral Agreement, (iii) Warrant Purchase Agreement, and (iv) Option agreement entered into by and between the Company and F.H.G. Corporation. The attached forms represent such confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MUSCLEPHARM CORPORATION

Date: May 11, 2015	By:	/s/ Brad J. Pyatt
	Name:	Brad J. Pyatt
	Title:	Chief Executive Officer and President (Principal Executive Officer)

Date: May 11, 2015	By:	/s/ John Price
	Name:	John Price
	Title:	Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)