Form 10-Q
period 2015-06-30
MusclePharm Corp
filed 2015-08-10
CIK 1415684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2015

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

Number of shares of the registrant’s common stock outstanding at July 24, 2015: 13,706,929 excludes 875,621 common shares held in treasury.

MusclePharm Corporation

Form 10-Q

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MusclePharm Corporation

Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash	$4,170	$1,020
Accounts receivable, net of allowance for doubtful accounts of $229 and $159 as of June 30, 2015 and December 31, 2014	24,607	16,644
Inventory	14,850	21,069
Prepaid giveaways	896	1,228
Prepaid stock compensation, current portion	4,573	4,476
Prepaid sponsorship and endorsement fees	448	238
Prepaid expenses and other current assets	3,620	1,742

Total current assets	53,164	46,417
Property and equipment, net	7,632	7,805
Long-term investments	977	—
Intangible assets, net	8,973	7,074
Prepaid stock compensation, noncurrent portion	4,110	4,952
Other assets	235	108

TOTAL ASSETS	$75,091	$66,356

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37,834	$27,761
Accrued liabilities	9,121	7,023
Line of credit	6,000	8,000
Term loan, current portion	1,267	—
Other debt obligations	21	46

Total current liabilities	54,243	42,830
Term loan, noncurrent portion	2,318	—
Other long-term liabilities	361	146

TOTAL LIABILITIES	56,922	42,976

Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, par value of $0.001 per share; 100,000,000 shares authorized as of June 30, 2015 and December 31, 2014; 14,660,596 and 13,996,007 shares issued as of June 30, 2015 and December 31, 2014; 13,784,975 and 13,120,386 shares outstanding as of June 30, 2015 and December 31, 2014	14	14
Additional paid-in capital	138,600	129,130
Treasury stock, at cost; 875,621 shares as of June 30, 2015 and December 31, 2014	(10,039)	(10,039)
Accumulated other comprehensive loss	(243)	(66)
Accumulated deficit	(110,163)	(95,659)

TOTAL STOCKHOLDERS’ EQUITY	18,169	23,380

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$75,091	$66,356

The accompanying notes are an integral part of these consolidated financial statements.

MusclePharm Corporation

Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue, net	$50,476	$46,741	$91,798	$96,950
Cost of revenue	32,978	31,094	59,916	63,430

Gross profit	17,498	15,647	31,882	33,520

Operating expenses:
Advertising and promotion	8,285	5,920	15,510	12,248
Salaries and benefits	7,763	5,777	14,824	11,144
Selling, general and administrative	5,121	2,357	10,083	4,229
Research and development	921	1,164	1,886	2,261
Professional fees	2,064	1,292	3,519	2,077

Total operating expenses	24,154	16,510	45,822	31,959

(Loss) income from operations	(6,656)	(863)	(13,940)	1,561
Other (expense) income, net	(348)	(27)	(531)	317

(Loss) income before provision for income taxes	(7,004)	(890)	(14,471)	1,878
Provision for income taxes	21	45	33	77

Net (loss) income	$(7,025)	$(935)	$(14,504)	$1,801

Net (loss) income per share, basic	$(0.51)	$(0.09)	$(1.08)	$0.17

Net (loss) income per share, diluted	$(0.51)	$(0.09)	$(1.08)	$0.15

Weighted-average shares used in computing net (loss) income per share, basic	13,647,267	10,610,022	13,491,433	10,459,522

Weighted-average shares used in computing net (loss) income per share, diluted	13,647,267	10,610,022	13,491,433	11,863,882

The accompanying notes are an integral part of these consolidated financial statements.

MusclePharm Corporation

Consolidated Statements of Comprehensive (Loss) Income

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net (loss) income	$(7,025)	$(935)	$(14,504)	$1,801
Other comprehensive (loss) income:
Change in foreign currency translation adjustment	(97)	23	(177)	19

Comprehensive (loss) income	$(7,122)	$(912)	$(14,681)	$1,820

The accompanying notes are an integral part of these consolidated financial statements.

MusclePharm Corporation

Consolidated Statement of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance — December 31, 2014	13,120,386	$14	$129,130	$(10,039)	$(66)	$(95,659)	$23,380
Issuance of common stock warrants to third parties for services	—	—	50	—	—	—	50
Stock-based compensation related to issuance of restricted stock awards to employees, executives and directors	244,589	—	6,211	—	—	—	6,211
Stock issued in conjunction with product line expansion	150,000	—	1,198	—	—	—	1,198
Stock issued in conjunction with MusclePharm apparel rights acquisition	170,000	—	1,394	—	—	—	1,394
Stock issued in conjunction with financing agreement	50,000	—	325	—	—	—	325
Stock issued in conjunction with non-employee consulting/endorsement agreement	50,000	—	292	—	—	—	292
Change in foreign currency translation adjustment	—	—	—	—	(177)	—	(177)
Net loss	—	—	—	—	—	(14,504)	(14,504)

Balance — June 30, 2015	13,784,975	$14	$138,600	$(10,039)	$(243)	$(110,163)	$18,169

The accompanying notes are an integral part of these consolidated financial statements.

MusclePharm Corporation

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(14,504)		$1,801
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation of property and equipment	838		647
Amortization of intangible assets	498		578
Provision for doubtful accounts	98		140
Amortization of prepaid stock compensation	2,236		1,578
Amortization of prepaid sponsorship and endorsement fees	3,252		3,468
Accretion of discount on marketable securities	—		(15)
Amortization of debt issuance costs	19		—
Stock-based compensation	6,536		4,467
Issuance of common stock warrants to third parties for services	50		—
Gain on settlement of accounts payable	—		(31)
Loss on disposal of property and equipment	7		—
Change in fair value of derivative liabilities	—		(374)
Unrealized loss on derivative assets	—		119
Unrealized gain on marketable securities	—		(215)
Changes in operating assets and liabilities:
Accounts receivable	(8,061)		(4,790)
Inventory	6,219		(3,156)
Prepaid giveaways	331		202
Prepaid sponsorship and endorsement fees	(3,462)		(2,475)
Prepaid expenses and other current assets	(1,857)		(370)
Other assets	(127)		(35)
Accounts payable	10,100		(3,239)
Accrued liabilities	2,016		1,971

Net cash provided by operating activities	4,189		271

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(851)		(2,371)
Sale proceeds from settlement of marketable securities	—		490
Change in restricted cash balance	—		2,500
Proceeds from disposal of property and equipment	447		2
Purchase of MusclePharm apparel rights	(850)		—
Purchase of trademarks	(87)		—
Investment in contract manufacturer	(977)		—

Net cash (used in) provided by investing activities	(2,318)		621

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit	4,001		—
Payments on line of credit	(6,001)		(2,500)
Repayments of term loan	(415)		(17)
Proceeds from issuance of term loan	4,000		—
Issuance costs of term loan	(40)		—
Repayments of other debt obligations	(25)
Repayment of capital lease obligations	(64)		(37)

Net cash provided by (used in) financing activities	1,456		(2,554)

Effect of exchange rate changes on cash	(177)		19
Net increase (decrease) in cash and cash equivalents	3,150		(1,643)
Cash and cash equivalents, beginning of period	1,020		5,412

Cash and cash equivalents, end of period	$4,170		$3,769

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for income taxes	$54		$77

Cash paid for interest	$270		$53

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION
Stock issued in conjunction with MusclePharm apparel rights acquisition	$1,394	$

Stock issued for Biozone asset acquisition	$—		$9,840

Reclassification of derivative liability to additional paid-in capital and warrant settlements	$—		$773

Common stock issued for board member compensation	$—		$115

Capital leases	$359		$27

Purchase of property and equipment included in accounts payable and accrued liabilities	$283		$375

Purchase of trademark registration included in accounts payable	$66		$—

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

Reclassifications

Certain amounts in the consolidated statement of cash flows for the six months ended June 30, 2014 were revised to conform to the consolidated statement of cash flows for the year ended December 31, 2014 and the current period presentation. These adjustments resulted in a decrease in net cash provided by operating activities of $269,000, an increase in net cash provided by investing activities of $306,000, and an increase in net cash used in financing activities of $37,000.

Note 2: Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of MusclePharm Corporation and its wholly-owned subsidiaries. Acquisitions are included in the consolidated financial statements from the date of the acquisition. All significant intercompany balances and transactions have been eliminated in consolidation.

Unaudited Interim Financial Information

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with GAAP. In our opinion, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of June 30, 2015, our results of operations for the three and six months ended June 30, 2015 and 2014, and our cash flows for the six months ended June 30, 2015 and 2014. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015.

These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 16, 2015.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and accompanying notes. Such estimates include, but are not limited to, allowance for doubtful accounts and revenue discounts and allowances, valuations of equity securities and intangible assets, fair value of derivatives, warrants and options, among others. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-03, Interest — Imputation of Interest (Subtopic 835-30) — Simplifying the Presentation of Debt Issuance Costs, which provides guidance on simplifying the presentation of debt issuance costs, requiring that debt issuance costs related to a recognized debt liability be presented in the consolidated balance sheets as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This standard requires retrospective adoption and will be effective for the Company beginning in its first quarter of 2016. The Company does not expect this standard to have a material impact on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 explicitly requires management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. The new standard will be effective for all entities in the first annual period ending after December 15, 2016. Earlier adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2014-15.

In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (“ASU 2014-12”). The amendments in ASU 2014-12 require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Accounting Standards Codification Topic No. 718, “Compensation – Stock Compensation”, as it relates to awards with performance conditions that affect vesting to account for such awards. The amendments in ASU 2014-12 are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in ASU 2014-12 either: (a) prospectively to all awards granted or modified after the effective date; or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the consolidated financial statements and to all new or modified awards thereafter. The adoption of ASU 2014-12 is not expected to have a material effect on the Company’s consolidated financial statements or disclosures.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which provides guidance for revenue recognition. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, “Revenue Recognition- Construction-Type and Production-Type Contracts.” ASU 2014-09’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for the Company beginning January 1, 2017 and, at that time, the Company may adopt the new standard under the full retrospective approach or the modified retrospective approach. Early adoption is not permitted. The Company has not yet selected a transition method nor determined the effect of ASU 2014-09 on its ongoing financial reporting.

Note 3: Fair Value of Financial Instruments

The Company’s financial instruments consisted primarily of accounts receivable, accounts payable, accrued liabilities and debt. The Company’s debt approximates fair value based upon current borrowing rates available to the Company for debt with similar maturities.

Note 4: Capstone Nutrition Agreements

Effective March 2, 2015, the Company entered a number of agreements with Capstone Nutrition (“Capstone”) as follows:

Effective March 2, 2015, the Company and Capstone executed an amendment (the “Amendment”) to the Manufacturing Agreement dated November 27, 2013. Pursuant to the Amendment, Capstone shall be the Company’s nonexclusive manufacturer of dietary supplements and food products sold or intended to be sold by the Company (the “Products”). The Amendment includes amended pricing for Products. The initial term ends January 1, 2022, and will continue thereafter for three successive twenty-four month terms and includes renewal options.

Contribution toward Capstone Facility Build-Out. The Company agreed to pay to Capstone a non-refundable sum of $2.5 million to be used by Capstone solely in connection with the expansion of its facility necessary to fulfill anticipated Company requirements under the Manufacturing Agreement and Amendment. The Company has paid Capstone $1.7 million as of June 30, 2015.

The Company and Capstone entered into a Class B Common Stock Warrant Purchase Agreement (“Warrant Agreement”) whereby the Company may purchase approximately 19.9% of Capstone’s parent company, INI Parent, Inc. (“INI”), on a fully-diluted basis as of March 2, 2015. Pursuant to the Warrant Agreement, INI issued to the Company a warrant (the “Warrant”) to purchase shares of INI’s Class B common stock, par value $0.001 per share at an exercise price of $0.01 per share (the “Warrant Shares”).

The Company completed an independent valuation of the warrants and recorded an asset of $977,000, which is included in the caption long-term investments on the consolidated balance sheets as of June 30, 2015. The Company also recorded $1.5 million of prepaid expenses and other assets on the consolidated balance sheet as of June 30, 2015 and will be amortized over the remaining life of the Manufacturing Agreement.

The Company and INI also entered into an option agreement (the “Option Agreement”). Subject to additional provisions and conditions set forth in the Option Agreement, at any time on or prior to June 30, 2016, the Company shall have the right to purchase for cash all of the remaining outstanding shares of INI’s common stock not already owned by the Company after giving effect to the exercise of the Warrant, based on an aggregate enterprise value, equal to $200 million. Such purchase is intended to be consummated pursuant to a definitive merger agreement. The fair value of the option was deemed de minimus as of the transaction date.

Note 5: Balance Sheet Components

Inventory

Inventory consisted of the following as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015	December 31, 2014
Raw materials	$1,252	$1,169
Work-in-process	66	101
Finished goods	13,532	19,799

Inventory	$14,850	$21,069

The Company writes down inventory for obsolete and slow moving inventory based on the age of the product as determined by the expiration date. Products within one year of their expiration dates are considered for write-off purposes. Historically, the Company has had minimal returns with established customers, and any damaged packaging is sent back to the manufacturer for replacement. The Company incurred insignificant inventory write-offs during the three and six months ended June 30, 2015 and 2014.

Property and Equipment

Property and equipment consisted of the following as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015	December 31, 2014
Furniture and fixtures	$4,052	$4,041
Leasehold improvements	3,007	2,298
Manufacturing and lab equipment	1,562	1,388
Vehicles	470	470
Displays	487	488
Website	399	241
Office equipment and computers	229	—
Construction in process	891	1,511

Property and equipment, gross	11,097	10,437
Less: accumulated depreciation and amortization	(3,465)	(2,632)

Property and equipment, net	$7,632	$7,805

Depreciation and amortization expense related to property and equipment was $456,000 and $333,000 for the three months ended June 30, 2015 and 2014, respectively, and $838,000 and $647,000 for the six months ended June 30, 2015 and 2014, respectively. These expenses are included in the selling, general and administrative expenses in the consolidated statements of operations.

Intangible Assets

Intangible assets consist of the following (in thousands) and include the acquisition of MusclePharm’s apparel rights from Worldwide Apparel disclosed further in Note 10:

	June 30, 2015
	Gross Value	Accumulated Amortization	Net Carrying Value	Weighted- Average Useful Lives (Years)
Amortized Intangible Assets
Customer relationships	$3,130	$(313)	$2,817	15.0
Non-compete agreements	69	(52)	17	2.0
Patents	2,211	(434)	1,777	7.9
Trademarks	671	(64)	607	6.6
Brand	4,020	(303)	3,717	10.5
Domain name	68	(30)	38	5.0

Total intangible assets	$10,169	$(1,196)	$8,973

	December 31, 2014
	Gross Value	Accumulated Amortization	Net Carrying Value	Weighted- Average Useful Lives (Years)
Amortized Intangible Assets
Customer relationships	$3,130	$(209)	$2,921	15.0
Non-compete agreements	69	(35)	34	2.0
Patents	2,211	(293)	1,918	7.9
Trademarks	518	(20)	498	4.5
Brand	1,776	(118)	1,658	15.0
Domain name	68	(23)	45	5.0

Total intangible assets	$7,772	$(698)	$7,074

Intangible assets amortization expense was $273,000 and $293,000 for the three months ended June 30, 2015 and 2014, respectively, and $498,000 and $578,000 for the six months ended June 30, 2015 and 2014, respectively. These expenses are included in selling, general and administrative expenses in the consolidated statements of operations.

As of June 30, 2015, the estimated future amortization expense of intangible assets is as follows (in thousands):

Year Ending December 31,
The remainder of 2015	$548
2016	1,062
2017	1,043
2018	1,031
2019	999
2020	975
Thereafter	3,315

Total amortization expense	$8,973

Note 6: Other (Expense) Income, net

During the three and six months ended June 30, 2015 and 2014, other (expense) income, net consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Other (expense) income, net:
Interest income	$—	$—	$—	$223
Interest expense	(133)	(17)	(258)	(56)
Change in fair value of derivative liabilities	—	(110)	—	374
Gain on settlement of accounts payable	—	26	—	31
Loss on marketable securities	—	—	—	(386)
Foreign currency loss	(197)	(4)	(261)	(34)
Other	(18)	78	(12)	165

Total other (expense) income, net	$(348)	$(27)	$(531)	$317

Note 7: Debt

In September 2014, the Company entered into a line of credit facility with a banking institution for up to $8.0 million of borrowings. The line of credit matures in September 2017 and accrues interest at the prime rate plus 2%, currently 5.25%. The line of credit is secured by the Company’s inventory, accounts receivable, intangible assets and equipment. As of June 30, 2015, the outstanding borrowings under the line of credit were $6.0 million. The Company was not in compliance with certain financial covenants under the line of credit as of June 30, 2015 and received a written waiver from the bank until August 31, 2015.

In February 2015, the Company entered into a term loan agreement with the same banking institution for a principal amount of $4.0 million. The term loan carries a fixed interest rate of 5.25% per annum, is repayable in 36 equal monthly installments of principal and interest, and matures in February 2018. Outstanding borrowings are subject to prepayment penalties of 1.0% of the prepayment amount. The Company also paid debt issuance costs of $40,000 which were recorded in prepaid expenses in the consolidated balance sheets. As of June 30, 2015, the outstanding borrowings under the term loan were $3.6 million.

Borrowings on the term loan are secured by the Company’s assets and 860,900 shares of common stock held in treasury. The Company is also required to comply with certain negative covenants under the term loan, including restrictions on indebtedness, investments, asset dispositions, mergers or consolidations and other corporate activities. The Company was not in compliance with certain financial covenants under the term loan as of June 30, 2015 and received a written waiver from the bank until August 31, 2015.

Note 8: Commitments and Contingencies

Operating Leases and Capital Leases

The Company leases office and warehouse facilities under operating leases which expire at various dates through 2029. For lease agreements that contain escalating rent provisions, lease expense is recorded on a straight-line basis over the lease term. Rent expense was $384,000 and $336,000 for the three months ended June 30, 2015 and 2014, respectively, and $767,000 and $633,000 for the six months ended June 30, 2015 and 2014, respectively.

In December 2014, the Company entered into a capital lease agreement providing for approximately $1.8 million in credit to lease up to 50 vehicles as part of a fleet lease program. As of June 30, 2015, the Company acquired 16 vehicles under the capital lease, which are included in the caption property and equipment, net in the accompanying consolidated balance sheets.

The Company also leases manufacturing and warehouse equipment under capital leases, which expire at various dates through May 2019. As of June 30, 2015 and December 31, 2014, the Company had an outstanding balance on capital leases of $560,000 and $265,000, respectively, which were included as a component of accrued liabilities and other long-term liabilities in the consolidated balance sheets. As of June 30, 2015, the Company’s future minimum lease payments are as follows (in thousands):

Year Ending December 31,
The remainder of 2015	$112
2016	216
2017	136
2018	102
2019	42

Total minimum lease payments	608
Less amounts representing interest	(48)

Present value of minimum lease payments	$560

Contingencies

In the normal course of business, the Company may become involved in legal proceedings. The Company will accrue a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. When only a range of possible losses can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. The accrual for a litigation loss contingency might include, for example, estimates of potential damages, outside legal fees and other directly related costs expected to be incurred. As of June 30, 2015 and December 31, 2014, the Company was not involved in any material legal proceedings, except for the SEC investigation discussed below and routine litigation experienced in the ordinary course of its business.

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

Product Liability

Additionally, as a manufacturer of nutritional supplements and other consumer products that are ingested by consumers, the Company may be subject to various product liability claims. The Company currently maintains product liability insurance with a deductible/retention of $10,000 per claim with an aggregate cap on retained loss of $20.0 million. As of June 30, 2015 and December 31, 2014, the Company had not recorded an accrual for product liability claims. There can be no assurance that insurance coverage will be available for product liability claims or other claims experienced in the ordinary course of the Company’s business.

Sponsorship and Endorsement Contract Liabilities

The Company has various non-cancelable endorsement and sponsorship agreements with terms expiring through 2022. The total future contractual payments as of June 30, 2015 are as follows (in thousands):

		Year Ending December 31,
	Remainder of 2015	2016	2017	2018	2019	2020	Thereafter	Total
Future Contractual Payments:
Endorsement	$4,762	$8,482	$9,117	$6,000	$4,167	$5,000	$6,667	$44,195
Sponsorship	3,054	4,563	3,205	2,830	985	—	—	14,637

Total future payments	$7,816	$13,045	$12,322	$8,830	$5,152	$5,000	$6,667	$58,832

The following agreements signed during the second quarter 2015 are included in the table above:

In April 2015, the Company entered a partnership with the Cleveland Cavaliers of the National Basketball Association. Under the agreement, MusclePharm Combat Crunch will be the premier partner of the Cleveland Cavaliers and the exclusive presenting partner of the “Fourth Quarter Combat Crunch Time” in-game feature during select home games at Quicken Loans Arena. The partnership also includes in-arena signage and branding, digital promotions and sweepstakes, and product sampling at designated Cavaliers games. The MusclePharm Combat Crunch partnership and its associated branded elements extend to other Cleveland Cavaliers and Quicken Loans Arena properties, including the Cleveland Gladiators (Arena Football League), the Lake Erie Monsters (American Hockey League) and the Canton Charge (Cavalier’s NBA D-League affiliate). In addition to digital promotions and in-game activation for each of the franchises, the Gladiators will have an official “Combat Crunch of the Game” presented on the Humongotron, a massive four-sided center-hung scoreboard, during each home game. The total future contractual payments under the agreement at June 30, 2015 are approximately $2.4 million with additional payments for potential playoff games.

In May 2015, the Company entered into a multi-year partnership with City Football Group and its four clubs: Manchester City Football Club (including the Continental Cup-winning Manchester City Women’s Football Club), Melbourne City Football Club, New York City Football Club, and Yokohama F. Marinos Football Club. The total contractual payments under the agreement at June 30, 2015 are approximately $8.4 million.

In June 2015, the Company entered into sponsorship and endorsement agreements with bodybuilding pioneer Bill Phillips as Strategic Advisor and Chief Editor of Content. The minimum future contractual payments under the agreements as of June 30, 2015 are approximately $1.0 million, of which $250,000 has been paid and $750,000 is due by December 31, 2015 and serves as advanced royalties.

Note 9: Stockholders’ Equity

Common Stock

For the six months ended June 30, 2015, the Company issued common stock including restricted stock awards, as follows (in thousands, except share and per share data):

Transaction Type	Quantity (Shares)	Valuation ($)	Range of Value per Share
Stock issued to employees, executives and directors	244,589	$6,211	$3.48–8.60
Stock issued in conjunction with product line expansion	150,000	1,198	7.99
Stock issued in conjunction with MusclePharm apparel rights acquisition	170,000	1,394	8.20
Stock issued in conjunction with financing agreement	50,000	325	6.49
Stock issued in conjunction with consulting/endorsement agreement	50,000	292	5.85

Total	664,589	$9,420	$3.48–8.60

For the six months ended June 30, 2014, the Company issued common stock including restricted stock awards, as follows:

Transaction Type	Quantity (#)	Valuation ($)	Range of Value per Share
Stock issued to employees, executives and directors	60,422	$265	$3.48–8.70
BioZone acquisition	1,200,000	9,840	8.20
Conversion of series D preferred stock to common stock	263,000	773	2.94

Total	1,523,422	$10,878	$2.94–8.70

The fair value of all stock issuances above is based upon either the quoted closing trading price on the date of issuance or the value of derivative instruments at the date of conversion.

Treasury Stock

For the six months ended June 30, 2015, the Company did not repurchase any shares of its common stock and held 875,621 shares in treasury as of June 30, 2015.

Note 10: Stock-Based Compensation

The Company’s stock-based compensation for the three and six months ended June 30, 2015 and 2014 consists primarily of restricted stock awards. The activity of restricted stock awards granted to employees, executives, and board members was as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested balance – December 31, 2014	2,631,987	$11.67
Granted	201,452	4.46
Vested	(524,246)	10.15

Unvested balance – June 30, 2015	2,309,193	$11.45

The total fair value of restricted stock awards granted to employees and board members was $825,000 and $1.1 million for the three months ended June 30, 2015 and 2014, respectively, and $900,000 and $1.5 million for the six months ended June 30, 2015 and 2014, respectively. As of June 30, 2015 and December 31, 2014, the total unrecognized expense for unvested restricted stock awards, net of expected forfeitures, was $14.9 million and $20.7 million, respectively, which are expected to be amortized over a weighted-average period of 3.0 and 2.6 years, respectively.

Restricted Stock Awards Related to Energy Drink Agreement

In January 2015, the Company entered into an energy drink agreement with Langer Juice and Creative Flavor Concepts to expand into a new product line. In connection with the agreement, the Company issued a total of 150,000 shares of its restricted common stock with trade restrictions for a period of three years. Langer Juice and Creative Flavor Concepts may receive additional restricted shares of common stock based upon future revenue and gross margin targets. The restricted stock awards issued have a grant date fair value of approximately $1.2 million, which are included as a component of prepaid stock compensation and additional paid-in capital in the consolidated balance sheets. The prepaid stock compensation is being amortized over the performance period of ten years.

Agreements with Worldwide Apparel, LLC – Muscle Pharm Apparel Rights

In February 2015, the Company entered into an agreement with Worldwide Apparel, LLC (“Worldwide”) to terminate Worldwide’s right to use MusclePharm’s brand images in apparel effective March 28, 2015. The brand rights were originally licensed in May 2011, and amended in March 2014 prior to the termination. The consideration related to the acquisition of the MusclePharm Apparel from Worldwide consists of cash consideration of $850,000 and 170,000 shares of MusclePharm common stock with an aggregated fair value of $1.4 million. The total cost of the MusclePharm apparel acquisition of $2.2 million is included in the caption brand within intangible assets, net, in the accompanying consolidated balance sheet, and is subject to amortization over a period of seven years.

Restricted Stock Awards Issued Related to Financing Agreement

In May 2015, the Company negotiated the termination of a financing agreement with a lending institution and issued 50,000 shares of its common stock. The fair value of the common stock was $325,000 based upon the closing price of common stock on the date of issuance, and was recorded in selling, general and administrative expense in the accompanying consolidated statement of operations.

Restricted Stock Awards Issued Related to Consulting/Endorsement Agreement

In May 2015, the Company entered into consulting and endorsement agreements with Bill Phillips, a fitness and bodybuilding pioneer, to serve as strategic advisor and Chief Editor of Content of the Company. In connection with the endorsement agreements, the Company agreed to issue a total of 50,000 shares of its restricted common stock. The grant date fair value of the restricted common stock issued was $292,000, which is included as a component of prepaid stock compensation and additional paid-in capital in the consolidated balance sheets. The prepaid stock compensation is being amortized over the performance period of three years. In connection with the consulting agreement, the Company agreed to issue shares worth $25,000 within 10 days after each subsequent three month period term. The consulting agreement is for a three year period but may be cancelled with 30 days written notice.

Note 11: Net (Loss) Income per Share

The following table sets forth the computation of the Company’s basic and diluted net (loss) income per share for the periods presented (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net (loss) income	$(7,025)	$(935)	$(14,504)	$1,801

Weighted-average common shares used in computing net (loss) income per share, basic	13,647,267	10,610,022	13,491,433	10,459,522
Effect of dilutive securities	—	—	—	1,404,360

Weighted-average common shares used in computing net (loss) income per share, diluted	13,647,267	10,610,022	13,491,433	11,863,882

Net (loss) income per share, basic	$(0.51)	$(0.09)	$(1.08)	$0.17

Net (loss) income per share, diluted	$(0.51)	$(0.09)	$(1.08)	$0.15

The following securities were excluded from the computation of diluted net (loss) income per share for the periods presented because including them would have been antidilutive:

	As of June 30,
	2015	2014
Stock options (exercise price - $425/share)	—	472
Warrants (exercise price - $1,275/share)	—	89
Unvested restricted stock	2,309,193	1,501,573

Total common stock equivalents	2,309,193	1,502,134

Note 12: Income Taxes

The Company recorded an income tax provision of $21,000 and $45,000 for the three months ended June 30, 2015 and 2014, respectively, and $33,000 and $77,000 for the six months ended June 30, 2015 and 2014, respectively, related to foreign income taxes and state minimum taxes.

Income taxes are provided for the tax effects of transactions reported in the consolidated financial statements and consist of taxes currently due. Deferred taxes relate to differences between the basis of assets and liabilities for financial and income tax reporting which will be either taxable or deductible when the assets or liabilities are recovered or settled. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of June 30, 2015 and December 31, 2014.

Note 13: Geographical Information

Revenue, net by geography is based on the company addresses of the customers. The following table sets forth revenue, net by geographic area (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue, net:
United States	$36,270	$27,041	$67,858	$60,041
International	14,206	19,700	23,940	36,909

Total revenue, net	$50,476	$46,741	$91,798	$96,950

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

Our core marketing strategy is to brand MusclePharm as the “must have” fitness brand for workout enthusiasts and elite athletes. We seek to be known as The Athlete’s Company®, run by athletes who create their products for other athletes both professional and otherwise. We believe that our marketing mix of endorsers, sponsorships and providing sample products for our retail resellers to use is an optimal strategy to increase sales.

Our annual revenue has consistently increased year-over-year as we continue to grow our brand and develop industry-leading supplemental nutrition and lifestyle products. Revenue for the six months ended June 30, 2015 was $91.8 million, with a two-year 38.2% compound annual growth rate (“CAGR”).

Recent Developments

Backlog

As of June 30, 2015 and December 31, 2014, we had product backlog of approximately $8.5 million and $5.1 million, respectively. Backlog represents orders confirmed with a purchase order for products to be shipped generally within 90 days to customers with approved credit status. Orders are subject to cancellation, rescheduling by customers and product specification changes by customers. Although we believe that the backlog orders are firm, purchase orders may be cancelled by the customer prior to shipment without significant penalty. For this reason, we believe that our product backlog at any given date is not a reliable indicator of future revenue.

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

During the three months ended June 30, 2015, our two largest customers, Costco and GNC each individually accounted for more than 10% of our net revenue, and in total represented 34% of our net revenue. During the six months ended June 30, 2015, our three largest customers, Costco, Bodybuilding.com and GNC, each individually accounted for more than 10% of our net revenue, and in total represented 44% of our net revenue.

During the three months ended June 30, 2014, our two largest customers, Costco and Bodybuilding.com each individually accounted for more than 10% of our net revenue, and in total represented 28% of our net revenue. During the six months ended June 30, 2014, our two largest customers, Costco and Bodybuilding.com each individually accounted for more than 10% of our revenue, and in total represented 26% of our net revenue.

Cost of Revenue and Gross Margin

Cost of net revenue for MusclePharm products is directly related to the production, manufacturing and freight-in of the related products purchased from third party contract manufacturers. We mainly ship customer orders from our distribution centers in Franklin, Tennessee and Pittsburg, California. The distribution centers are operated with our equipment and employees, and we own the inventory. We also use contract manufacturers to drop ship products directly to our customers.

Additionally, BioZone Laboratories, Inc., (“BioZone”) which we acquired via an asset acquisition in 2014, manufactures products and, therefore, derives costs of revenue through the costs of raw materials, direct labor, freight-in and other supply and equipment rental expenses. We mainly ship BioZone customer orders from our distribution center in Pittsburg, California.

Our historical experience has been that over the life cycle of a particular product, the cost of revenues as a percentage of total revenue has typically declined as a result of decreases in our product costs. This decrease generally results from an increase in the volume purchased from our suppliers, as well as yield improvements and product testing enhancements.

Our gross profit fluctuates due to several factors, including new product introductions, changes to existing product lines, changes in customer mix and product mix, product demand mix, shipment volumes, product costs, pricing and inventory write downs. We expect cost of revenues to increase in absolute dollars as our revenue continues to increase, however, cost of revenue is expected to decrease as a percentage of revenue due primarily to our ability to efficiently increase our revenue while realizing respective cost efficiencies from volume purchasing and inventory cost reductions related to our Manufacturing Agreement with Capstone.

Operating Expenses

Advertising and Promotion

Our advertising and promotions consists primarily of product giveaways, trade show events, broker fees, athletic endorsements and sponsorship, strategic partnerships, and digital and print advertising. Advertising and promotions are a large part of both our growth strategy and brand awareness. We build strategic partnerships with sports athletes like Tiger Woods and fitness enthusiasts like Arnold Schwarzenegger through endorsements licensing, co-branding agreements and co-developing product lines. We expect our advertising and promotion expenses to increase in absolute dollars in future periods as this is a key strategy for our growth, however, advertising and promotion expense is expected to remain consistent as a percentage of revenue due primarily to our ability to efficiently increase our revenue while realizing respective cost efficiencies associated with such increase.

Salaries and Benefits

Salaries and benefits consist primarily of salaries, bonuses, commissions, benefits and stock-based compensation. Personnel costs are a significant component of our operating expenses and we expect these expenses to increase in absolute dollars in future periods as we continue to grow our business and add employees, however, salaries and benefits are expected to decrease as a percentage of revenue due primarily to our ability to efficiently increase our revenue leveraging our existing employee base.

Selling, General and Administrative

Our selling, general and administrative expenses consist primarily of office expenses, insurance, depreciation, amortization, sales commissions, travel, freight out, legal settlement costs, director fees, miscellaneous expenses incurred by our board, executive, finance, information technology, legal, human resources, and other administrative functions, and other corporate expenses. We expect our selling, general and administrative expenses to increase in absolute dollars in future periods, however, selling, general and administration expenses are expected to decrease as a percentage of revenue due primarily to our ability to efficiently increase our revenue while realizing respective cost efficiencies associated with such increase.

Research and Development

Research and development expenses primarily consist of salaries, bonuses and benefits, laboratory development of our scientific nutritional supplements, testing and compliance and allocated facilities costs. We expense research and development costs as incurred. Research and development is not the primary driver of our operating expenses but we expect research and development to increase in absolute dollars in future periods, however, research and development expenses are expected to decrease as a percentage of revenue due primarily to our ability to efficiently increase our revenue while realizing respective cost efficiencies associated with such increase.

Professional Fees

Professional fees consist primarily of fees for outside legal, audit, accounting and tax services, investor relations and consulting fees, and we expect these expenses to increase in absolute dollars in future periods as we continue to grow our business and utilize assistance from professional service providers, defend ongoing and new legal matters and expand our global reach. Professional fees are expected to decrease as a percentage of revenue due primarily to the anticipated reduction in activities related to the SEC Investigation.

Other (Expense) Income, net

Other (expense) income, net consists of interest income and expense, gains and losses on foreign currency transactions, settlement of accounts payable, and other miscellaneous expenses.

Provision for Income Taxes

Provision for income taxes consists primarily of federal and state income taxes in the United States and income taxes in foreign jurisdictions in which we conduct business. Due to uncertainty as to the realization of benefits from our deferred tax assets, including net operating loss carry-forwards, research and development and other tax credits, we have a full valuation allowance reserved against such deferred tax assets. We expect to maintain this full valuation allowance at least in the near term.

Results of Operations

The following tables present our historical operating results in dollars and as a percentage of revenue, net for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Revenue, net	$50,476	$46,741	$91,798	$96,950
Cost of revenue	32,978	31,094	59,916	63,430

Gross profit	17,498	15,647	31,882	33,520

Operating expenses:
Advertising and promotion	8,285	5,920	15,510	12,248
Salaries and benefits	7,763	5,777	14,824	11,144
Selling, general and administrative	5,121	2,357	10,083	4,229
Research and development	921	1,164	1,886	2,261
Professional fees	2,064	1,292	3,519	2,077

Total operating expenses	24,154	16,510	45,822	31,959

(Loss) income from operations	(6,656)	(863)	(13,940)	1,561
Other (expense) income, net	(348)	(27)	(531)	317

(Loss) income before provision for income taxes	(7,004)	(890)	(14,471)	1,878
Provision for income taxes	21	45	33	77

Net (loss) income	$(7,025)	$(935)	$(14,504)	$1,801

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue, net	100%	100%	100%	100%
Cost of revenue	65	67	65	65

Gross profit	35	33	35	35

Operating expenses:
Advertising and promotion	17	13	17	13
Salaries and benefits	15	12	16	12
Selling, general and administrative	10	5	11	4
Research and development	2	2	2	2
Professional fees	4	3	4	2

Total operating expenses	48	35	50	33

(Loss) income from operations	(13)	(2)	(15)	2
Other (expense) income, net	(1)	—	(1)	—

(Loss) income before provision for income taxes	(14)	(2)	(16)	2
Provision for income taxes	—	—	—	—

Net (loss) income	(14)%	(2)%	(16)%	2%

Comparison of the Three Months Ended June 30, 2015 and 2014

Revenue

	Three Months Ended June 30,		% Change
	2015	2014
	(In thousands)
Revenue, net	$50,476	$46,741	8%

Revenue, net increased $3.7 million or 8% to $50.5 million for the three months ended June 30, 2015, compared to $46.7 million for the three months ended June 30, 2014. Revenue, net for the three months ended June 30, 2015 increased due primarily to an increase in sales to existing and new customers from existing and new product introductions offset by a reduction in international sales related to the strengthening of the US dollar. Discounts and sales allowances increased to $9.0 million, or 15.1%, of gross revenue for the three months ended June 30, 2015 from $5.1 million, or 10.0%, of gross revenue for the same period in 2014. The increase in discounts and allowances is mainly related to promotions on new product introductions.

Cost of Revenue and Gross Profit

	Three Months Ended June 30,		% Change
	2015	2014
	(In thousands)
Cost of revenue	$32,978	$31,094	6%

	Three Months Ended June 30,		% Change
	2015	2014
	(In thousands)
Gross profit	$17,498	$15,647	12%

Costs of revenue increased 6% to $33.0 million for the three months ended June 30, 2015, compared to $31.1 million for the same period in 2014. Accordingly, gross profit for the three months ended June 30, 2015 was $17.5 million, or 35% of revenue, compared to $15.6 million, or 33% of revenue for the same period 2014. Our gross profit margin slightly increased due to our continued focus on optimizing product cost partially offset by an increase in discounts and sales allowances.

Operating Expenses

Operating expenses for the three months ended June 30, 2015 were $24.2 million, compared to $16.5 million for the same period in 2014. These expenses primarily included costs for advertising and promotions, costs of strategic partnerships with star athletes and strategic advertising agreements to promote our brand, and investing in our staffing needs in order to stay competitive in our industry by developing and testing new products, including stock-based compensation.

Advertising and Promotion

	Three Months Ended June 30,		% Change
	2015	2014
	(In thousands)
Advertising and promotion	$8,285	$5,920	40%
Percentage of revenue	17%	13%

Advertising and promotion expenses increased 40% to $8.3 million for the three months ended June 30, 2015, or 17% of revenue, compared to $5.9 million, or 13% of revenue, for the same period in 2014. Advertising and promotion expenses for the three months ended June 30, 2015 included expenses related to strategic partnerships with the UFC, Tiger Woods and other athletes. These new partnerships, along with our Arnold Schwarzenegger Series™ introduced in 2013, have increased our strategic partnership and endorsements expense by $1.7 million including stock-based compensation which accounted for 13% of the increase. This expense coupled with an increase in promotional giveaways of $419,000 and advertising of $342,000 are the primary drivers for the overall increase.

Salaries and Benefits

	Three Months Ended June 30,		% Change
	2015	2014
	(In thousands)
Salaries and benefits	$7,763	$5,777	34%
Percentage of revenue	15%	12%

Salaries and benefits increased 34% to $7.8 million, or 15% of revenue, for the three months ended June 30, 2015 compared to $5.8 million, or 12% of revenue, for the same period in 2014. The increase was due primarily to additional resources added to both our domestic and foreign operations as we continue to expand the global reach of our business, and an increase in stock-based compensation charges.

Selling, General and Administrative

	Three Months Ended June 30,		% Change
	2015	2014
	(In thousands)
Selling, general and administrative	$5,121	$2,357	117%
Percentage of revenue	10%	5%

Selling, general and administrative expenses increased 117% to $5.1 million, or 10% of revenue, for the three months ended June 30, 2015 compared to $2.4 million, or 5% of revenue, for the same period in 2014. The increase was primarily due to costs related to continued development of our existing sales channels and new product distribution channels and related selling expenses of $1.5 million, increase in stock-based compensation related to a one-time restricted share grant to a financial institution of $325,000, additional corporate insurance premiums of $114,000, additional depreciation and amortization on new assets of $253,000, increased facilities cost as we expand our operations of $279,000, and a net increase in other expense of $347,000.

Research and Development

	Three Months Ended June 30,		% Change
	2015	2014
	(In thousands)
Research and development	$921	$1,164	(21)%
Percentage of revenue	2%	2%

Research and development expenses decreased 21% to $0.9 million, or 2% of revenue, for the three months ended June 30, 2015 compared to $1.2 million, or 2% of revenue, for the same period in 2014. The decrease was due to a $250,000 decrease in depreciation expense of fixed assets used for research and development, an increase of $154,000 in customer funded research and development, accounted for as contra research and development, offset by a $135,000 increase in personal costs including stock-based compensation.

Professional Fees

	Three Months Ended June 30,		% Change
	2015	2014
	(In thousands)
Professional fees	$2,064	$1,292	60%
Percentage of revenue	4%	3%

Professional fees increased 60% to $2.1 million for the three months ended June 30, 2015, compared to $1.3 million for the same period in 2014. The primary reason for the increase in professional fees is due to additional accounting and audit fees of $504,000, related to SOX, audit and international tax planning, additional consulting expenses of $561,000 offset by a decrease in legal fees of $368,000 related to the status of the SEC investigation.

Other (Expense) Income, net

	Three Months Ended June 30,
	2015	2014
	(In thousands)
Interest expense	$(133)	$(17)
Change in fair value of derivative liabilities	—	(110)
Gain on settlement of accounts payable	—	26
Foreign currency loss	(197)	(4)
Other	(18)	78

Total other (expense) income, net	$(348)	$(27)

Other expense, net for the three months ended June 30, 2015 was $0.3 million, compared to $27,000 for the same period in 2014. The significant fluctuations in other (expense) income, net were primarily related to foreign currency transaction gains and losses, and interest expense.

Comparison of the Six Months Ended June 30, 2015 and 2014

Revenue

	Six Months Ended June 30,		% Change
	2015	2014
	(In thousands)
Revenue, net	$91,798	$96,950	(5)%

Revenue, net decreased $5.2 million or 5% to $91.8 million for the six months ended June 30, 2015, compared to $97.0 million for the six months ended June 30, 2014. Revenue, net for the six months ended June 30, 2015 decreased due primarily to the strengthening of the US dollar resulting in a decrease in sales to international customers and the launch of the Arnold Schwarzenegger Series™ introduced late in 2013 resulting in significant initial sales during the first half of 2014. Discounts and sales allowances increased to $14.1 million, or 13.3% of gross revenue, for the six months ended June 30, 2015 from $11.6 million, or 11.0% of gross revenue, for the same period in 2014. The increase in discounts and allowances in mainly related to the promotions on new product introductions.

Cost of Revenue and Gross Profit

	Six Months Ended June 30,		% Change
	2015	2014
	(In thousands)
Cost of revenue	$59,916	$63,430	(6)%

	Six Months Ended June 30,		% Change
	2015	2014
	(In thousands)
Gross profit	$31,882	$33,520	(5)%

Costs of revenue decreased 6% to $59.9 million for the six months ended June 30, 2015, compared to $63.4 million for the same period in 2014. Accordingly, gross profit for the six months ended June 30, 2015 was $31.9 million, or 35% of revenue, compared to $33.5 million, or 35% of revenue for the same period 2014. Our cost of revenue and gross profit margin were consistent.

Operating Expenses

Operating expenses for the six months ended June 30, 2015 were $45.8 million, compared to $32.0 million for the same period in 2014. These expenses primarily included costs for advertising and promotions, specifically tradeshow costs to generate visibility and connect with our customers and end-users, costs of strategic partnerships with star athletes and strategic advertising agreements to promote our brand, and investing in our staffing needs in order to stay competitive in our industry by developing and testing new products, including stock-based compensation.

Advertising and Promotion

	Six Months Ended June 30,		% Change
	2015	2014
	(In thousands)
Advertising and promotion	$15,510	$12,248	27%
Percentage of revenue	17%	13%

Advertising and promotion expenses increased 27% to $15.5 million for the six months ended June 30, 2015, or 17% of revenue, compared to $12.2 million, or 13% of revenue, for the same period in 2014. Advertising and promotion expenses for the six months ended June 30, 2015 included expenses related to strategic partnerships with the UFC, Tiger Woods and other athletes. These new partnerships, along with our Arnold Schwarzenegger Series™ introduced in 2013, have increased our strategic partnership and endorsements expense including stock-based compensation by $2.5 million. This expense coupled with an increase in trade show costs and promotional giveaways of $1.0 million, offset by a decrease in general advertising of $364,000, are the primary drivers for the overall increase.

Salaries and Benefits

	Six Months Ended June 30,		% Change
	2015	2014
	(In thousands)
Salaries and benefits	$14,824	$11,144	33%
Percentage of revenue	16%	12%

Salaries and benefits increased 33% to $14.8 million, or 16% of revenue, for the six months ended June 30, 2015 compared to $11.1 million, or 12% of revenue, for the same period in 2014. The increase was due to additional resources added to both our domestic operations and our foreign subsidiaries and an increase in stock-based compensation charges which represented 41% of the increase.

Selling, General and Administrative

	Six Months Ended June 30,		% Change
	2015	2014
	(In thousands)
Selling, general and administrative	$10,083	$4,229	138%
Percentage of revenue	11%	4%

Selling, general and administrative expenses increased 138% to $10.1 million, or 11% of revenue, for the six months ended June 30, 2015 compared to $4.2 million, or 4% of revenue, for the same period in 2014. The increase was primarily due to costs related to continued development of our existing sales channels and new product distribution channels and related selling expenses of $3.2 million, increased travel related expenses of $118,000, additional corporate insurance premiums of $351,000, additional depreciation and amortization on new assets of $507,000, increased facilities cost as we expand our operations of $647,000, and increases in general supplies, outside services and communications of $901,000.

Research and Development

	Six Months Ended June 30,		% Change
	2015	2014
	(In thousands)
Research and development	$1,886	$2,261	(17)%
Percentage of revenue	2%	2%

Research and development expenses decreased 17% to $1.9 million, or 2% of revenue, for the six months ended June 30, 2015 compared to $2.3 million, or 2% of revenue, for the same period in 2014. The decrease was due to a $491,000 decrease in depreciation expense of fixed assets used for research and development, a $140,000 decrease in customer funded research and development, accounted for as contra research and development expense, offset by a $154,000 increase in personal cost including stock-based compensation and a $98,000 increase in research and development fees.

Professional Fees

	Six Months Ended June 30,		% Change
	2015	2014
	(In thousands)
Professional fees	$3,519	$2,077	69%
Percentage of revenue	4%	2%

Professional fees increased 69% to $3.5 million for the six months ended June 30, 2015, compared to $2.1 million for the same period in 2014. The primary reason for the increase in professional fees is due to additional accounting and audit fees of $683,000 related to SOX, audit, and international tax planning, additional consulting expenses of $695,000, and an increase of $87,000 in other expenses.

Other (Expense) Income, net

	Six Months Ended June 30,
	2015	2014
	(In thousands)
Interest income	$—	$223
Interest expense	(258)	(56)
Change in fair value of derivative liabilities	—	374
Gain on settlement of accounts payable	—	31
Loss on marketable securities	—	(386)
Foreign currency loss	(261)	(34)
Other	(12)	165

Total other (expense) income, net	$(531)	$317

Other expense, net for the six months ended June 30, 2015 was an expense of $531,000 compared to income of $317,000 for the same period in 2014. The significant fluctuations in other (expense) income, net were primarily related to foreign currency transaction gains and losses and interest expense and interest income related to 2014.

Non-GAAP Financial Measures

In addition to disclosing financial results calculated in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), our quarterly report on Form 10-Q discloses Non-GAAP financial measures adjusted for: provision for income taxes, depreciation and amortization of property and equipment, amortization of intangible assets, provision for doubtful accounts, amortization of prepaid stock compensation, amortization of prepaid sponsorship fees, stock-based compensation, issuance of common stock warrants and other income and expense. We believe that the non-GAAP measures provide investors with important perspectives into our ongoing business performance. The non-GAAP financial measures should not be considered a substitute for, or superior to, financial measures calculated in accordance with GAAP, and the financial results calculated in accordance with GAAP and reconciliations to those financial statements should be carefully evaluated. The non-GAAP financial measures we used may be calculated differently from, and therefore may not be comparable to, similarly titled measures used by other companies.

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

Set forth below are reconciliations of non-GAAP net income (loss) to our reported GAAP net (loss) income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Adjusted EBITDA:
Net (loss) income	$(7,025)	$(935)	$(14,504)	$1,801
Non-GAAP adjustments:
Provision for income taxes	21	45	33	77
Depreciation and amortization of property and equipment	456	333	838	647
Amortization of intangible assets	273	293	498	578
Provision for doubtful accounts	68	64	98	140
Amortization of prepaid stock compensation	1,127	783	2,236	1,578
Amortization of prepaid sponsorship fees	1,821	1,810	3,252	3,468
Stock-based compensation	4,013	2,091	6,536	4,467
Issuance of common stock warrants to third-parties for services	17	—	50	—
Other expense (income), net	348	27	531	(317)

Adjusted EBITDA	$1,119	$4,511	$(432)	$12,439

	Six Months Ended	Three Months Ended		Year Ended	Three Months Ended				Year Ended	Three Months Ended
	Jun 30, 2015	Jun 30, 2015	Mar 31, 2015	Dec. 31, 2014	Dec 31, 2014	Sep 30, 2014	Jun 30, 2014	Mar 31, 2014	Dec 31, 2013	Dec 31, 2013	Sep 30, 2013	Jun 30, 2013	Mar 31, 2013
	(in thousands)
Adjusted EBITDA:
Net (loss) income	$(14,504)	$(7,025)	$(7,479)	$(13,832)	$(16,236)	$603	$(935)	$2,736	$(17,718)	$(3,988)	$(3,946)	$(2,422)	$(7,362)
Non-GAAP adjustments:
(Benefit) provision for income taxes	33	21	12	33	(138)	94	45	32	115	115	—	—	—
Depreciation and amortization of property and equipment	838	456	382	1,285	335	303	333	314	709	198	178	172	161
Amortization of intangible assets	498	273	225	698	276	(156)	293	285	—	—	—	—	—
Provision for doubtful accounts	98	68	30	201	37	24	64	76	242	83	54	76	29
Amortization of prepaid stock compensation	2,236	1,127	1,109	3,716	1,028	1,110	783	795	6,562	1,177	2,040	3,224	121
Amortization of prepaid sponsorship fees	3,252	1,821	1,431	5,802	786	1,548	1,810	1,658	4,011	1,155	1,021	1,157	678
Stock-based compensation	6,536	4,013	2,523	10,928	4,055	2,406	2,091	2,376	3,075	1,487	1,514	37	37
Issuance of common stock warrants to third parties for services	50	17	33	130	61	69	—	—	—	—	—	—	—
Other expense, (income)net	531	348	183	(5,577)	(26)	(5,234)	27	(344)	3,306	(2,089)	(927)	(319)	6,641

Adjusted EBITDA	$(432)	$1,119	$(1,551)	$3,384	$(9,822)	$767	$4,511	$7,928	$302	$(1,862)	$(66)	$1,925	$305

Liquidity and Capital Resources

Since the inception of MusclePharm, other than revenue from product sales, our primary source of operating cash has been from the sale of equity, the issuance of convertible secured promissory notes and other short-term debt as discussed below. As of June 30, 2015, our cash balance was $4.2 million which consists primarily of cash on deposit with banks.

Our principal use of cash is to purchase inventory, pay for operating expenses and acquire capital assets. As of June 30, 2015, we had a deficit in working capital of $1.1 million, an accumulated deficit of $110.2 million and total stockholders’ equity of $18.2 million. As of June 30, 2015, we had outstanding borrowings of $6.0 million under our line of credit facility. In addition, we entered into a $4.0 million commercial loan agreement in February 2015 which was fully drawn during the first quarter 2015.

We believe that with increased sales expansion, international sales expansion, along with the additional debt financing obtained in February 2015, and additional debt financing anticipated in the third quarter 2015, there will be opportunities to increase revenue such that our capital resources will be sufficient through at least June 30, 2016; to execute the business plan, which includes more inventory purchases, new product releases and additional advertising, promotions, sponsorships and endorsements. There can be no assurance that such capital will be available on acceptable terms or at all.

Our net consolidated cash flows are as follows:

	Six Months Ended June 30,
	2015	2014
	(In thousands)
Consolidated Statements of Cash Flows Data:
Net cash provided by operating activities	$4,189	$271
Net cash (used in) provided by investing activities	(2,318)	621
Net cash provided by (used in) financing activities	1,456	(2,554)
Effect of exchange rate changes on cash	(177)	19

Net increase (decrease) in cash	$3,150	$(1,643)

Operating Activities

Our cash provided by operating activities is driven primarily by sales of our products. Our primary uses of cash from operating activities have been for advertising and promotion expenses, personnel-related expenditures, manufacturing costs, professional fees, and costs related to our facilities. Our cash flows from operating activities will continue to be affected principally by the results of operations and the extent to which we increase spending on personnel expenditures, sales and marketing activities, and our working capital requirements.

During the six months ended June 30, 2015, cash provided by operating activities was $4.2 million, which differs from our net loss of $14.5 million primarily because of non-cash charges of $13.5 million, and a net change in our net operating assets and liabilities of $5.2 million. The non-cash charges primarily consisted of $6.5 million for stock-based compensation, $3.3 million for amortization of prepaid sponsorship and endorsement fees, $2.2 million for amortization of prepaid stock compensation, and $1.3 million for depreciation of our property and equipment and amortization of our intangible assets. The primary drivers of the changes in operating assets and liabilities were a $6.2 million decrease in inventory due to improvement in our supply chain management and promotional sales, decrease in inventory purchase cost and increased sales, a $10.1 million increase in accounts payable primarily attributable to the timing of payments to vendors, partially offset by a $8.1 million increase in accounts receivable due to an increase in sales and timing of collections compared to December 31, 2014, and a $3.5 million increase in prepaid sponsorship and endorsement fees due to an increase in advertising efforts through sponsorships and endorsements.

During the six months ended June 30, 2014, cash provided by operating activities was $0.3 million, primarily as a result of our net income of $1.8 million and non-cash charges of $10.4 million, partially offset by an $11.9 million net change in our operating assets and liabilities. The non-cash charges primarily consisted of stock-based compensation of $4.5 million, amortization of prepaid sponsorship and endorsement fees of $3.5 million and amortization of prepaid stock compensation of $1.6 million. The net change in our operating assets and liabilities was primarily the result of a $4.8 million increase in accounts receivable due to increased sales and timing of collections, a $3.2 million decrease in accounts payable due to the timing of payments to vendors, and a $2.5 million increase in prepaid sponsorship and endorsement fees due to an increase in advertising efforts through sponsorships and endorsements.

Investing Activities

Cash used in investing activities of $2.3 million for the six months ended June 30, 2015, was primarily due to cash payment of $0.9 million related to MusclePharm apparel rights acquisition, investment in contract manufacturer of $1.0 million related to our opportunity to acquire Capstone and purchase of property and equipment of $0.9 million, partially offset by proceeds from disposal of property and equipment of $0.4 million.

Cash provided by investing activities of $0.6 million for the six months ended June 30, 2014, was primarily due a change in restricted cash of $2.5 million and $0.5 million from the proceeds from settlement of marketable securities which was partially offset by $2.4 million for purchase of property and equipment.

Financing Activities

Cash flows provided by financing activities of $1.5 million for the six months ended June 30, 2015, was primarily due to proceeds from issuance of our term loan of $4.0 million and draw down of our line of credit of $4.0 million, partially offset by repayment of term loan of $0.4 million and repayment on our line of credit of $6.0 million.

Cash used in financing activities of $2.6 million for the six months ended June 30, 2014 was primarily due to repayment on our line of credit of $2.5 million.

Line of Credit

In September 2014, we entered into a line of credit facility with a banking institution for up to $8.0 million of borrowings. The line of credit matures in September 2017 and accrues interest at the prime rate plus 2%, currently 5.25%. The line of credit is secured by our inventory, accounts receivable, intangible assets and equipment. As of December 31, 2014, we had drawn down all $8.0 million under the line of credit and as of June 30, 2015, the outstanding borrowings under the line of credit was $6.0 million. We were not in compliance with certain financial covenants under this facility as of June 30, 2015 and received a written waiver from the bank until August 31, 2015.

Term Loan

In February 2015, we entered into a term loan agreement with a banking institution for a principal amount of $4.0 million. The term loan carries a fixed interest rate of 5.25% per annum, is repayable in 36 equal monthly installments of principal and interest, and matures in February 2018. Borrowings on the term loan are secured by our assets, and 860,900 shares of our common stock held in treasury. We are also required to comply with certain negative covenants under the term loan, including restrictions on indebtedness, investments, asset dispositions, mergers or consolidations and other corporate activities. We were not in compliance with certain financial covenants and received a written waiver from the bank until August 31, 2015.

Contractual Obligations

Our principal commitments consist of obligations under operating leases for office and warehouse facilities, capital leases for manufacturing and warehouse equipment, car fleet, and non-cancelable endorsement and sponsorship agreements.

We presented our contractual obligations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. During the six months ended June 30, 2015, we entered into:

Various agreements with Capstone, requiring us to pay $2.5 million to fund the expansion of manufacturing capabilities of its facility,

In April 2015, the Company entered a partnership with the Cleveland Cavaliers of the National Basketball Association. The total future contractual payments under the agreement at June 30, 2015 are approximately $2.4 million with additional payments for potential playoff games.

In May 2015, the Company entered into a multi-year partnership with City Football Group and its four clubs: Manchester City Football Club (including the Continental Cup-winning Manchester City Women’s Football Club), Melbourne City Football Club, New York City Football Club, and Yokohama F. Marinos football club. The total contractual payments under the agreement at June 30, 2015 are approximately $8.4 million.

In June 2015, the Company entered into sponsorship and endorsement agreements with bodybuilding pioneer Bill Phillips as Strategic Advisor and Chief Editor of Content. The minimum contractual payments under the agreements as of June 30, 2015 are approximately $1.0 million of which $250,000 has been paid as of June 30, 2015.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2015.

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

We have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. At this time we have not entered into, but in the future we may enter into, derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the effect hedging activities would have on our results of operations. We recognized a loss of $197,000 and $261,000 related to fluctuations in foreign currency for the three and six months ended June 30, 2015, respectively.

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our indebtedness.

Our total outstanding borrowings under the line of credit agreement and the term loan agreement were $9.6 million as of June 30, 2015. Our exposure to interest rates relates to the change in the amounts of interest we must pay on our borrowings. Our borrowing rate is 5.25% as of June 30, 2015. We would not expect a hypothetical 10% impact to our interest rate to have a significant impact on our interest expense.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (CEO) and chief financial officer (CFO), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of June 30, 2015, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (SEC), and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the first quarter of 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of business, we may become involved in legal proceedings. We will accrue a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. The accrual for a litigation loss contingency might include, for example, estimates of potential damages, outside legal fees and other directly related costs expected to be incurred. As of June 30, 2015 and December 31, 2014, we were not involved in any material legal proceedings, except for the SEC investigation discussed below.

SEC Investigation

In July 2013, we received a formal order of investigation (the “Investigation”) from the Denver Regional Office of the SEC which is actively investigating various areas of potential violation of the federal securities laws involving us and our management. The SEC has issued subpoenas for documents and testimony and has deposed numerous witnesses in connection with the Investigation. As a result of a review undertaken by our personnel in conjunction with the Audit Committee of the Board of Directors during 2014, we amended certain prior reports to revise various disclosures concerning executive compensation and disclosure of perquisites, among other things, and filed amendments to the annual reports on Form 10-K for the fiscal years ended December 31, 2013, 2012 and 2011. The Investigation remains ongoing. The Investigation could lead to the SEC seeking fines, penalties, injunctive relief and the adoption of corrective plans to establish reporting and other practices affecting us. We have reached an agreement in principle with the staff of the Enforcement Division of the SEC Denver Regional Office to resolve the investigation by the SEC, however, such agreement must be approved by the SEC Commissioners. Neither the nature of the relief, the amount of any monetary relief, nor the nature of the corrective actions, whether voluntary or imposed as a result of court proceedings that could be sought by the SEC, can be predicted. The result of any of the foregoing could have a material adverse effect on the Company or our management.

Item 1A. Risk Factors

Except as set forth below, there have been no material changes to the Risk Factors as disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2015.

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

Certain provisions of Nevada law and of our articles of incorporation, and by-laws, as amended, could discourage or make it more difficult to accomplish a proxy contest or other change in our management or the acquisition of control by a holder of a substantial amount of our voting stock. It is possible that these provisions could make it more difficult to accomplish, or could deter transactions that stockholders may otherwise consider to be in their best interests or in our best interests. These provisions include:

•	requiring stockholders who wish to request a special meeting of the stockholders to disclose certain specified information in such request and to deliver such request in a specific way within a certain timeframe, which may inhibit or deter stockholders from requesting special meetings of the stockholders;

•	requiring that stockholders who wish to act by written consent request a record date from us for such action and such request must include disclosure of certain specified information, which may inhibit or deter stockholders from acting by written consent;

•	establishing the Board of Directors as the sole entity to fill vacancies of the Board of Directors, which lengthens the time needed to elect a new majority of the board;

•	establishing a two-thirds majority vote of the stockholders to remove a director from the Board of Directors, as opposed to a simple majority, which lengthens the time needed to elect a new majority of the board;

•	establishing that any person who acquires equity in us shall be deemed to have notice and consented to the forum selection provision of our Bylaws requiring actions to be brought only in New York, which may inhibit or deter stockholders actions (i) on behalf of us, (ii) asserting claims of breach of fiduciary duty by officers or directors of us, or (iii) arising out of the Nevada Revised Statutes.

•	establishing more detailed disclosure and in any stockholder’s advance notice to nominate a new member of the Board of Directors including specified information regarding such nominee, which may inhibit or deter such nomination and lengthens the time needed to elect a new majority of the board;

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Grants to Employee and Directors

In April 2015, the Company issued 192,784 shares of common stock including restricted stock awards, to its employees, executive officer and directors.

Restricted Stock Awards Related to Energy Drink Agreement

In January 2015, the Company entered into an energy drink agreement with Langer Juice and Creative Flavors. In connection with the agreement, the Company issued a total of 150,000 shares of its restricted common stock which vest monthly over a period of three years.

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

Restricted Stock Awards Issued Related to Financing Agreement

In May 2015, the Company terminated a financing agreement with a lending institution and issued 50,000 shares of its common stock.

Restricted Stock Awards Issued Related to Consulting/Endorsement Agreement

In May 2015, the Company entered into consulting and endorsement agreements with Bill Phillips, a fitness and bodybuilding pioneer, to serve as strategic advisor and Chief Editor of Content of the Company. In connection with the endorsement agreements, the Company issued 50,000 shares of its restricted common stock. In connection with the consulting agreement, the Company agreed to issue shares worth $25,000 within 10 days after each subsequent three month period term. The consulting agreement is for a 3 year period but may be cancelled with 30 days written notice.

The above issuances of these securities were deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

10.1*	Separation Agreement by and between MusclePharm Corporation and Andrew Lupo dated May 21, 2015

10.2*	Separation Agreement by and between MusclePharm Corporation and Gregory Macosko dated May 21, 2015

10.3*	Separation Agreement by and between MusclePharm Corporation and Daniel McClory dated May 21, 2015

10.4*	Executive Employment Agreement by and between MusclePharm Corporation and Brad Pyatt dated June 24, 2015

10.5*	Executive Employment Agreement by and between MusclePharm Corporation and Richard Estalella dated June 24, 2015

10.6*	Confidentiality and Non-Disclosure Agreement by and between MusclePharm Corporation and Consac, LLC dated June 23, 2015

31.1*	Rule 13 (A) – 14(A) Certification of Principal Executive Officer

31.2*	Rule 13 (A) – 14(A) Certification of Principal Financial Officer

32.1*	Section 1350 Certification of Principal Executive Officer

32.2*	Section 1350 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	PRE XBRL Presentation Linkbase Document

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MUSCLEPHARM CORPORATION

Date: August 10, 2015	By:	/s/ Brad J. Pyatt
	Name:	Brad J. Pyatt
	Title:	Chief Executive Officer and President (Principal Executive Officer)

Date: August 10, 2015	By:	/s/ John Price
	Name:	John Price
	Title:	Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)