Form 10-Q
period 2015-09-30
MusclePharm Corp
filed 2015-11-09
CIK 1415684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2015

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

Number of shares of the registrant’s common stock outstanding at October 30, 2015: 13,731,929 excludes 875,621 common shares held in treasury.

MusclePharm Corporation

Form 10-Q

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q and contained in our other filings and reports made with the Securities and Exchange Commission. Moreover, we operate in a very competitive and rapidly changing environment which is subject to various federal and state regulations. New risks and uncertainties emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MusclePharm Corporation

Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash	$3,457	$1,020
Accounts receivable, net of allowance for doubtful accounts of $297 and $159 as of September 30, 2015 and December 31, 2014	15,586	16,644
Inventory	19,320	21,069
Prepaid giveaways	501	1,228
Prepaid stock compensation, current portion	2,344	4,476
Prepaid sponsorship and endorsement fees	541	238
Prepaid expenses and other current assets	3,420	1,742

Total current assets	45,169	46,417
Property and equipment, net	7,008	7,805
Long-term investments	977	—
Intangible assets, net	8,904	7,074
Prepaid stock compensation, noncurrent portion	—	4,952
Other assets	185	108

TOTAL ASSETS	$62,243	$66,356

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$40,442	$27,761
Accrued liabilities	10,986	7,023
Accrued restructuring charges	10,097	—
Line of credit	2,635	8,000
Term loan	3,269	—
Other debt obligations	21	46

Total current liabilities	67,450	42,830
Other long-term liabilities	342	146

TOTAL LIABILITIES	67,792	42,976

Commitments and contingencies (Note 9)
Stockholders’ (deficit) equity:
Common stock, par value of $0.001 per share; 100,000,000 shares authorized as of September 30, 2015 and December 31, 2014; 14,607,550 and 13,996,007 shares issued as of September 30, 2015 and December 31, 2014; 13,731,929 and 13,120,386 shares outstanding as of September 30, 2015 and December 31, 2014	14	14
Additional paid-in capital	142,458	129,130
Treasury stock, at cost; 875,621 shares as of September 30, 2015 and December 31, 2014	(10,039)	(10,039)
Accumulated other comprehensive loss	(171)	(66)
Accumulated deficit	(137,811)	(95,659)

TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	(5,549)	23,380

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$62,243	$66,356

The accompanying notes are an integral part of these consolidated financial statements.

MusclePharm Corporation

Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue, net	$33,982	$47,768	$125,780	$144,718
Cost of revenue (including restructuring charges of $1,262 related to write-down of inventory for the three and nine months ended September 30, 2015)	23,512	32,812	83,428	96,242

Gross profit	10,470	14,956	42,352	48,476

Operating expenses:
Advertising and promotion	7,093	7,749	22,603	19,997
Salaries and benefits	5,681	6,041	20,505	17,185
Selling, general and administrative	4,647	3,652	14,730	7,881
Research and development	1,437	735	3,323	2,996
Professional fees	1,980	1,316	5,499	3,393
Restructuring and other charges	16,650	—	16,650	—

Total operating expenses	37,488	19,493	83,310	51,452

Loss from operations	(27,018)	(4,537)	(40,958)	(2,976)
Other (expense) income, net	(559)	5,234	(1,090)	5,551

(Loss) income before provision for income taxes	(27,577)	697	(42,048)	2,575
Provision for income taxes	71	94	104	171

Net (loss) income	$(27,648)	$603	$(42,152)	$2,404

Net (loss) income per share, basic	$(2.01)	$0.05	$(3.12)	$0.23

Net (loss) income per share, diluted	$(2.01)	$0.05	$(3.12)	$0.20

Weighted-average shares used in computing net (loss) income per share, basic	13,723,213	11,032,996	13,504,455	10,652,781

Weighted-average shares used in computing net (loss) income per share, diluted	13,723,213	12,612,896	13,504,455	12,112,017

The accompanying notes are an integral part of these consolidated financial statements.

MusclePharm Corporation

Consolidated Statements of Comprehensive (Loss) Income

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net (loss) income	$(27,648)	$603	$(42,152)	$2,404
Other comprehensive income (loss):
Change in foreign currency translation adjustment	72	(37)	(105)	(18)

Comprehensive (loss) income	$(27,576)	$566	$(42,257)	$2,386

The accompanying notes are an integral part of these consolidated financial statements.

MusclePharm Corporation

Consolidated Statement of Stockholders’ (Deficit) Equity

(In thousands, except share data)

(Unaudited)

	Common Stock		Additional	Treasury	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Paid-In Capital	Stock	Income (Loss)	Deficit	(Deficit) Equity
Balance — December 31, 2014	13,120,386	$14	$129,130	$(10,039)	$(66)	$(95,659)	$23,380
Issuance of common stock warrants to third parties for services	—	—	62	—	—	—	62
Stock-based compensation related to issuance of restricted stock awards to employees, executives and directors, net of cancellations	186,354	—	10,029	—	—	—	10,029
Stock issued in conjunction with product line expansion	150,000	—	1,198	—	—	—	1,198
Stock issued in conjunction with MusclePharm apparel rights acquisition	170,000	—	1,394	—	—	—	1,394
Stock issued in conjunction with attempted financing agreement	50,000	—	325	—	—	—	325
Stock issued in conjunction with non-employee consulting/endorsement agreement	55,189	—	320	—	—	—	320
Change in foreign currency translation adjustment	—	—	—	—	(105)	—	(105)
Net loss	—	—	—	—	—	(42,152)	(42,152)

Balance — September 30, 2015	13,731,929	$14	$142,458	$(10,039)	$(171)	$(137,811)	$(5,549)

The accompanying notes are an integral part of these consolidated financial statements.

MusclePharm Corporation

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(42,152)	$2,404
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation of property and equipment	1,330	950
Amortization of intangible assets	776	422
Provision for doubtful accounts	168	164
Non-cash restructuring and other charges	8,430	—
Inventory write down related to corporate restructuring	1,262	—
Amortization of prepaid stock compensation	3,198	2,582
Amortization of prepaid sponsorship and endorsement fees	5,363	5,016
Accretion of discount on marketable securities	—	(15)
Amortization of debt issuance costs	29	1
Stock-based compensation	8,690	6,872
Issuance of common stock warrants to third parties for services	62	69
Bargain purchase gain and contingent asset gain on BioZone acquisition	—	(5,265)
Gain on settlement of accounts payable	—	(31)
Loss on disposal of property and equipment	32	—
Change in fair value of derivative liabilities	—	(374)
Realized gain on marketable securities	—	(96)
Changes in operating assets and liabilities:
Accounts receivable	890	(9,148)
Inventory	487	(7,424)
Prepaid giveaways	727	(257)
Prepaid sponsorship and endorsement fees	(6,492)	(4,377)
Prepaid expenses and other current assets	(1,822)	(720)
Other assets	(77)	(127)
Accounts payable	14,928	1,870
Accrued liabilities	3,903	1,604
Accrued restructuring charges	7,977	—

Net cash provided by (used in) operating activities	7,709	(5,880)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,251)	(3,535)
Sale proceeds from settlement of marketable securities	—	490
Change in restricted cash balance	—	2,500
Proceeds from disposal of property and equipment	447	2
Purchase of MusclePharm apparel rights	(850)	—
Purchase of trademarks	(262)	—
Investment in contract manufacturer	(977)	—

Net cash used in investing activities	(2,893)	(543)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit	9,142	7,918
Payments on line of credit	(14,507)	(2,500)
Repayments of term loan	(731)	(17)
Repurchase of common stock	—	(1,363)
Proceeds from issuance of term loan	4,000	—
Issuance costs of term loan	(40)	—
Repayments of other debt obligations	(25)	—
Repayment of capital lease obligations	(113)	(59)

Net cash (used in) provided by financing activities	(2,274)	3,979

Effect of exchange rate changes on cash	(105)	(18)
Net increase (decrease) in cash and cash equivalents	2,437	(2,462)
Cash and cash equivalents, beginning of period	1,020	5,412

Cash and cash equivalents, end of period	$3,457	$2,950

The accompanying notes are an integral part of these consolidated financial statements.

MusclePharm Corporation

Consolidated Statements of Cash Flows (Continued)

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for income taxes	$57	$240

Cash paid for interest	$384	$79

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION
Stock issued in conjunction with MusclePharm apparel rights acquisition	$1,394	$—

Stock issued for BioZone asset acquisition	$—	$8,833

Stock issued for future services – third parties	$—	$5,403

Reclassification of derivative liability to additional paid-in capital and warrant settlements	$—	$773

Capital leases	$423	$89

Purchase of property and equipment included in accounts payable and accrued liabilities	$148	$169

Trademark registration included in accounts payable	$100	$—

The accompanying notes are an integral part of these consolidated financial statements.

MusclePharm Corporation

Notes to Consolidated Financial Statements

(Unaudited)

Note 1: Description of Business and Basis of Presentation

Description of Business

MusclePharm Corporation, or the Company, was incorporated in Nevada in 2006. The Company is a scientifically driven, performance lifestyle company that develops, manufactures, markets and distributes branded nutritional supplements. The Company is headquartered in Denver, Colorado and has the following wholly-owned operating subsidiaries: MusclePharm Canada Enterprises Corp (“MusclePharm Canada”), BioZone Laboratories, Inc. (“BioZone Labs”) and MusclePharm Ireland Limited (“MusclePharm Ireland”).

On August 24, 2015, the board of directors approved a restructuring plan for the Company. The approved restructuring plan was designed to reduce costs and to better align the Company’s resources for profitable growth. Specifically, during the quarter ended September 30, 2015, the restructuring plan resulted in: 1) a reduction in the Company’s workforce; 2) the Company abandoning certain leased facilities; and 3) the Company renegotiating or terminating a number of contracts with endorsers in a strategic shift away from such arrangements and towards more grass-roots marketing and advertising efforts. Management is continuing to execute on the approved restructuring plan, and as such, additional restructuring charges may be necessary in the fourth quarter of 2015. See Note 8 to the consolidated financial statements for further detail.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Reclassifications

Certain amounts in the consolidated statement of cash flows for the nine months ended September 30, 2014 were revised to conform to the consolidated statement of cash flows for the year ended December 31, 2014 and the current period presentation. These adjustments resulted in an increase in net cash used in operating activities of $335,000, a decrease in net cash used in investing activities of $2.9 million, and a decrease in net cash provided by financing activities of $2.6 million.

Note 2: Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of MusclePharm Corporation and its wholly-owned subsidiaries. Acquisitions are included in the consolidated financial statements from the date of the acquisition. All significant intercompany balances and transactions have been eliminated in consolidation.

Unaudited Interim Financial Information

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with GAAP. In our opinion, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of September 30, 2015, our results of operations for the three and nine months ended September 30, 2015 and 2014, and our cash flows for the nine months ended September 30, 2015 and 2014. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015.

These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 16, 2015.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and accompanying notes. Such estimates include, but are not limited to, allowance for doubtful accounts, revenue discounts and allowances, the valuation of inventory, the assessment of useful lives and recoverability of long-lived assets, valuations of equity securities and intangible assets, fair value of derivatives, warrants and options, among others. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-03, Interest — Imputation of Interest (Subtopic 835-30) — Simplifying the Presentation of Debt Issuance Costs, which provides guidance on simplifying the presentation of debt issuance costs, requiring that debt issuance costs related to a recognized debt liability be presented in the consolidated balance sheets as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued ASU No, 2015-15, Interest – Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements — Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (“ASU 2015-15”), which further clarifies ASU 2015-03 as it relates to presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. ASU 2015-15 allows an entity deferring and presenting debt issuance costs related to line-of-credit arrangements as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. Both ASU 2015-03 and ASU 2015-15 require retrospective adoption and will be effective for financial statement periods beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted. The Company has not early adopted ASU 2015-03 or ASU 2015-15 and the adoption of these standards is not expected to have a material effect on its consolidated financial statements or disclosures.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which provides guidance for revenue recognition. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, “Revenue Recognition- Construction-Type and Production-Type Contracts.” ASU 2014-09’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for the Company beginning January 1, 2018 and, at that time, the Company may adopt the new standard under the full retrospective approach or the modified retrospective approach. Early adoption is permitted beginning January 1, 2017. The Company has not yet selected a transition method nor determined the effect of ASU 2014-09 on its ongoing financial reporting.

Note 3: Fair Value of Financial Instruments

Management believes the fair value of the line-of-credit and term loan approximates carrying value because the debt carries market rates of interest. The Company’s remaining financial instruments consisted primarily of accounts receivable, accounts payable, accrued liabilities, and accrued restructuring charges, all of which are short-term in nature with fair values approximating carrying value.

Note 4: Capstone Nutrition Agreements

The Company entered into a series of agreements with Capstone Nutrition (“F.H.G. Corporation”) effective March 2, 2015, including an amendment (the “Amendment”) to a Manufacturing Agreement dated November 27, 2013 (the “Manufacturing Agreement”). Pursuant to the Amendment, Capstone shall be the Company’s nonexclusive manufacturer of dietary supplements and food products sold or intended to be sold by the Company. The Amendment includes various agreements including amended pricing terms. The initial term ends January 1, 2022, and may be extended for three successive twenty-four month terms and includes renewal options.

Contribution toward Capstone Facility Build-Out. The Company agreed to pay to Capstone a non-refundable sum of $2.5 million to be used by Capstone solely in connection with the expansion of its facility necessary to fulfill anticipated Company requirements under the Manufacturing Agreement and Amendment. The Company has paid Capstone $2.5 million as of September 30, 2015.

The Company and Capstone entered into a Class B Common Stock Warrant Purchase Agreement (“Warrant Agreement”) whereby the Company may purchase approximately 19.9% of Capstone’s parent company, INI Parent, Inc. (“INI”), on a fully-diluted basis as of March 2, 2015. Pursuant to the Warrant Agreement, INI issued to the Company a warrant (the “Warrant”) to purchase shares of INI’s Class B common stock, par value $0.001 per share at an exercise price of $0.01 per share (the “Warrant Shares”). The warrant may be exercised if the Company is in compliance with the terms and conditions of the Amendment.

The Company determined the value of the warrants and recorded an asset of $977,000, which is included in the caption long-term investments on the consolidated balance sheet as of September 30, 2015. The Company also recorded $1.5 million of prepaid expenses and other assets on the consolidated balance sheet as of September 30, 2015 which will be amortized over the remaining life of the Manufacturing Agreement of 6.5 years.

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

Note 5: Balance Sheet Components

Inventory

Inventory consisted of the following as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015	December 31, 2014
Raw materials	$1,603	$1,169
Work-in-process	151	101
Finished goods	17,566	19,799

Inventory	$19,320	$21,069

The Company writes down inventory for obsolete and slow moving inventory based on the age of the product as determined by the expiration date. Products within one year of their expiration dates are considered for write-off purposes. Historically, the Company has had minimal returns with established customers, and any damaged packaging is sent back to the manufacturer for replacement. Other than write-down of inventory during restructuring activities, the Company incurred insignificant inventory write-offs during the three and nine months ended September 30, 2015 and 2014.

As disclosed further in Note 8, the Company executed a restructuring plan in August 2015 and recorded a write-down of inventory related to discontinued products of $1.3 million. Inventory write downs are included as a component of cost of revenue in the accompanying consolidated statements of operations. Inventory write-downs, once established, are not reversed as they establish a new cost basis for the inventory.

Property and Equipment

Property and equipment consisted of the following as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015	December 31, 2014
Furniture and fixtures	$3,091	$4,041
Leasehold improvements	3,053	2,298
Manufacturing and lab equipment	1,577	1,388
Vehicles	1,081	470
Displays	485	488
Website	463	241
Office equipment and computers	520	—
Construction in process	281	1,511

Property and equipment, gross	10,551	10,437
Less: accumulated depreciation and amortization	(3,543)	(2,632)

Property and equipment, net	$7,008	$7,805

Depreciation and amortization expense related to property and equipment was $492,000 and $303,000 for the three months ended September 30, 2015 and 2014, respectively, and $1.3 million and $950,000 for the nine months ended September 30, 2015 and 2014, respectively. These expenses are included in the selling, general and administrative expenses in the consolidated statements of operations.

As disclosed further in Note 8, the Company executed a restructuring plan in August 2015 and wrote-off certain long-lived assets, primarily leasehold improvements, related to the abandonment of certain leased facilities. The write-off of long-lived assets of $380,000 is included as a component of restructuring and other charges in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2015.

Intangible Assets

Intangible assets consist of the following (in thousands) and include the BioZone asset acquisition and MusclePharm’s apparel rights reacquired from Worldwide Apparel disclosed further in Note 11:

	September 30, 2015
	Gross Value	Accumulated Amortization	Net Carrying Value	Weighted- Average Useful Lives (Years)
Amortized Intangible Assets
Customer relationships	$3,130	$(365)	$2,765	15.0
Non-compete agreements	69	(60)	9	2.0
Patents	2,211	(505)	1,706	7.9
Trademarks	880	(98)	782	6.7
Brand	4,020	(413)	3,607	10.5
Domain name	68	(33)	35	5.0

Total intangible assets	$10,378	$(1,474)	$8,904

	December 31, 2014
	Gross Value	Accumulated Amortization	Net Carrying Value	Weighted- Average Useful Lives (Years)
Amortized Intangible Assets
Customer relationships	$3,130	$(209)	$2,921	15.0
Non-compete agreements	69	(35)	34	2.0
Patents	2,211	(293)	1,918	7.9
Trademarks	518	(20)	498	4.5
Brand	1,776	(118)	1,658	15.0
Domain name	68	(23)	45	5.0

Total intangible assets	$7,772	$(698)	$7,074

Intangible assets amortization expense was $278,000 for the three months ended September 30, 2015. During the three months ended September 30, 2014, the Company completed the final valuation of assets acquired from BioZone including the estimated useful lives. As a result, the Company realized a credit of $156,000 in intangible assets amortization based upon the final estimated useful life and true up of amortization expense from the acquisition date to September 30, 2014. Intangible assets amortization expense was $776,000 and $422,000 for the nine months ended September 30, 2015 and 2014, respectively. These expenses are included in selling, general and administrative expenses in the consolidated statements of operations.

As of September 30, 2015, the estimated future amortization expense of intangible assets is as follows (in thousands):

Year Ending December 31,
The remainder of 2015	$280
2016	1,087
2017	1,067
2018	1,056
2019	1,052
2020	1,023
Thereafter	3,339

Total amortization expense	$8,904

Note 6: Other (Expense) Income, net

During the three and nine months ended September 30, 2015 and 2014, other (expense) income, net consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Other (expense) income, net:
Interest income	$—	$—	$—	$223
Interest expense	(99)	(29)	(357)	(85)
Change in fair value of derivative liabilities	—	—	—	374
Gain on settlement of accounts payable	—	—	—	31
Loss on marketable securities	—	—	—	(386)
Bargain purchase gain and contingent asset gain on BioZone asset acquisition	—	5,265	—	5,265
Foreign currency loss	(456)	(2)	(717)	(36)
Other	(4)	—	(16)	165

Total other (expense) income, net	$(559)	$5,234	$(1,090)	$5,551

Note 7: Debt

The Company’s debt obligations consist of the following (in thousands):

	September 30, 2015	December 31, 2014
Line of credit	$2,635	$8,000
Term loan	3,269	—

Total debt obligations	$5,904	$8,000

In September 2014, the Company entered into a line of credit facility with a banking institution for up to $8.0 million of borrowings. The line of credit renews annually and matures in September 2017 and accrues interest at the prime rate plus 2%, currently 5.25%. The line of credit is secured by the Company’s inventory, accounts receivable, intangible assets and equipment. As of September 30, 2015, the outstanding borrowings under the line of credit were $2.6 million. The Company was not in compliance with certain financial covenants under the line of credit as of September 30, 2015 a result of which limits further borrowings, and received various waivers from the lender during the period.

In February 2015, the Company entered into a term loan agreement with the same banking institution for a principal amount of $4.0 million. The term loan carries a fixed interest rate of 5.25% per annum, is repayable in 36 equal monthly installments of principal and interest, and matures in February 2018. Outstanding borrowings are subject to prepayment penalties of 1.0% of the prepayment amount. The Company also paid debt issuance costs of $40,000 which were recorded in prepaid expenses and other current assets in the consolidated balance sheets. As of September 30, 2015, the outstanding borrowings under the term loan were $3.3 million. The term loan contains various events which could require repayment, including in connection with the line of credit.

Borrowings on the term loan are secured by the Company’s assets and 860,900 shares of its common stock which are reported as treasury shares. The Company is also required to comply with certain negative covenants under the term loan, including restrictions on indebtedness, investments, asset dispositions, mergers or consolidations and other corporate activities. The Company was not in compliance with certain financial covenants under the term loan as of September 30, 2015 and received various waivers from the lender during the period.

On October 9, 2015, the Company entered into loan modification agreements with the banking institution under its line of credit and term loan to: (i) change the maturity date of the loans to January 15, 2016, (ii) prohibit the loans to be declared in default prior to December 10, 2015, except for defaults resulting from failure to make timely payments, and (iii) delete certain financial covenants from the line of credit. In consideration for these modifications, the Company’s chairman of the board of directors and a family member provided their individual guaranty for the remaining balance of the loans ($6.2 million). In consideration for executing his guaranty, the Company issued chairman of the board of directors 28,571 shares of its common stock with a grant date fair value of $80,000 (based upon the closing price of common stock on the date of issuance).

Note 8: Restructuring

As part of an effort to better focus and align the Company’s resources toward profitable growth, on August 24, 2015, the board of directors authorized the Company to undertake steps to commence a restructuring of the business and operations. The Company closed certain facilities, reduced headcount, discontinued products, and renegotiated certain contracts resulting in a restructuring and other charges of $17.9 million, of which $1.3 million related to inventory was included in cost of revenue and $16.6 million was included in operating expenses in the accompanying consolidated statements of operations.

For the three and nine months ended September 30, 2015, restructuring charges of $8.2 million, to be paid in cash, were comprised primarily of: (i) $1.2 million related to severance and termination benefit costs related to the terminated employees; (ii) $6.6 million related to cancellation of certain contracts and sponsorship agreements, which are payable through December 2016; and (iii) $454,000 for costs associated with permanently vacating certain leased facilities.

The following table illustrates the provision of the restructuring charges and the accrued restructuring charges balance as of September 30, 2015 (in thousands):

	Employee Severance Costs	Contract Termination Costs	Abandoned Leased Facilities	Total
Balance as of December 31, 2014	$—	$—	$—	$—
Expensed	1,166	6,600	454	8,220
Cash payments	(235)	—	(8)	(243)
Reclassification from accounts payable related to cancellation of certain contracts and sponsorship agreements	—	2,120	—	2,120

Balance as of September 30, 2015	$931	$8,720	$446	$10,097

As a result of the reduction in force, 325,421 shares of restricted common stock vested in accordance with the original stock grant terms and condition and resulted in the recognition of employee stock based compensation of $1.7 million. During the three months ended September 30, 2015, in association with the restructuring, the Company recorded the following charges totaling $8.4 million (in thousands):

Operating Expenses
Employee Stock based compensation	$1,692
Write-down of prepaid stock compensation related to terminated endorsement agreements, discontinued products and abandoned other arrangements including related prepaid assets	6,358
Write-off of long-lived assets related to the abandonment of certain lease facilities	380

Total other charges	$8,430

The Company expects to complete further restructuring activities during the fourth quarter of 2015.

The total future payments under the restructuring plan as of September 30, 2015 are as follows (in thousands):

	Remainder of 2015	Year ending December 31,
Outstanding Payments		2016	2017	2018	2019	2020	Total
Contract termination costs	$1,608	$7,112	$—	$—	$—	$—	$8,720
Employee severance costs	931	—	—	—	—	—	931
Abandoned leased facilities	47	134	98	77	79	11	446

Total future payments	$2,586	$7,246	$98	$77	$79	$11	$10,097

Note 9: Commitments and Contingencies

Operating Leases and Capital Leases

The Company leases office and warehouse facilities under operating leases which expire at various dates through 2029. For lease agreements that contain escalating rent provisions, lease expense is recorded on a straight-line basis over the lease term. Rent expense was $422,000 and $356,000 for the three months ended September 30, 2015 and 2014, respectively, and $1.2 million and $989,000 for the nine months ended September 30, 2015 and 2014, respectively.

In December 2014, the Company entered into a capital lease agreement providing for approximately $1.8 million in credit to lease up to 50 vehicles as part of a fleet lease program. As of September 30, 2015, the Company acquired 19 vehicles under the capital lease, which are included in the caption property and equipment, net in the accompanying consolidated balance sheets.

The Company also leases manufacturing and warehouse equipment under capital leases, which expire at various dates through May 2019. As of September 30, 2015 and December 31, 2014, the Company had outstanding balances on capital leases of $519,000 and $265,000, respectively, which were included as a component of accrued liabilities and other long-term liabilities in the consolidated balance sheets. As of September 30, 2015, the Company’s future minimum lease payments are as follows (in thousands):

Year Ending December 31,
The remainder of 2015	$51
2016	198
2017	152
2018	117
2019	46

Total minimum lease payments	564
Less amounts representing interest	(45)

Present value of minimum lease payments	$519

Contingencies

In the normal course of business, the Company may become involved in legal proceedings. The Company will accrue a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. When only a range of possible losses can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. The accrual for a litigation loss contingency might include, for example, estimates of potential damages, outside legal fees and other directly related costs expected to be incurred. As of September 30, 2015 and December 31, 2014, the Company was not involved in any material legal proceedings, except for the SEC investigation discussed below and routine litigation and claims (primarily trademark disputes) experienced in the ordinary course of its business and as otherwise described in this Quarterly Report under Item II, Legal Proceedings.

SEC Settlement

In September 2015, the Company’s proposal regarding final settlement of an SEC ongoing investigation was accepted and all aspects of the investigation related to the Company were terminated. The Company, without admitting or denying the SEC claims, agreed to payment of $700,000 which was previously accrued for and $400,000 had already been paid into escrow. The Company also agreed to appointment of an independent consultant mutually acceptable to the Company for a 12-month period to monitor the Company’s reporting practices in several regards and appointed Chord Advisors, LLC, a New York consulting firm.

Insurance Carrier Lawsuit

On February 12, 2015, the Company filed a complaint in the District Court, City and County of Denver, Colorado against Liberty Insurance Underwriters, Inc. (“Liberty”) claiming wrongful and unreasonable denial of coverage for the cost and expenses that the Company has incurred and continued to incur in connection with SEC investigation and related matters under the Company’s Directors and Officers Insurance policies.

Product Liability

Additionally, as a manufacturer of nutritional supplements and other consumer products for ingestion, the Company is subject to various claims in the ordinary course of its business related to labeling (including trademarks), content, packaging, and regulatory requirements. The Company currently maintains product liability insurance with a deductible/retention of $10,000 per claim with an aggregate cap on retained loss of $20.0 million, however the nature of such claims may not be covered by such insurance. The Company does not maintain any insurance related to recalls or “advertising injury” type of claims. As of September 30, 2015 and December 31, 2014, the Company had not recorded an accrual for product liability or related claims although claims of this nature are routinely asserted against the Company. There can be no assurance that insurance coverage will be available for such claims or similar claims experienced in the ordinary course of the Company’s business.

Sponsorship and Endorsement Contract Liabilities

The Company has various non-cancelable endorsement and sponsorship agreements with terms expiring through 2022. The total future contractual payments as of September 30, 2015 are as follows (in thousands), although the Company is seeking to terminate or amend certain significant agreements for endorsement or sponsorship, which adjusted terms are not reflected in the below as of September 30, 2015:

	Remainder of 2015	Year ending December 31,
Future Contractual Payments		2016	2017	2018	2019	2020	Thereafter	Total
Endorsement	$850	$2,560	$2,512	$2,500	$4,167	$5,000	$6,667	$24,256
Sponsorships	1,211	4,825	3,105	2,729	985	—	—	12,855

Total future payments	$2,061	$7,385	$5,617	$5,229	$5,152	$5,000	$6,667	$37,111

Note 10: Stockholders’ (Deficit) Equity

Common Stock

For the nine months ended September 30, 2015, the Company issued common stock including restricted stock awards, as follows (in thousands, except share and per share data):

Transaction Type	Quantity (Shares)	Valuation ($)	Range of Value per Share
Stock issued to employees, executives and directors, net of cancellations	186,354	$10,029	$3.48–8.60
Stock issued in conjunction with product line expansion	150,000	1,198	7.99
Stock issued in conjunction with MusclePharm apparel rights acquisition	170,000	1,394	8.20
Stock issued in conjunction with attempted financing agreement	50,000	325	6.49
Stock issued in conjunction with consulting/endorsement agreement	55,189	320	5.30–5.85

Total	611,543	$13,266	$3.48–8.60

For the nine months ended September 30, 2014, the Company issued common stock including restricted stock awards, as follows (in thousands, except share and per share data):

Transaction Type	Quantity (Shares)	Valuation ($)	Range of Value per Share
Stock issued to employees, executives and directors	66,878	$316	$3.48–8.70
BioZone acquisition (1)	1,200,000	8,833	8.20
Conversion of series D preferred stock to common stock	263,000	773	2.94
Deferred stock compensation on restricted stock awards issued for endorsement agreements	476,853	5,403	11.19–13.41

Total	2,006,731	$15,325	$2.94–13.41

(1)	Subsequently reduced by 350,000 shares returned to treasury with a value of $4.6 million.

The fair value of all stock issuances above is based upon either the quoted closing trading price on the date of issuance or the value of derivative instruments at the date of conversion.

Treasury Stock

For the nine months ended September 30, 2015, the Company did not repurchase any shares of its common stock and held 875,621 shares in treasury as of September 30, 2015 (of which 860,900 shares are subject to a pledge with a lender).

For the nine months ended September 30, 2014, the Company’s treasury stock transactions are as follows:

Transaction Type	Number of Shares	Weighted-Average Purchase Price
Purchase of common stock in open market under the 2013 Stock Repurchase Plan	100,000	$13.63
Settlement of common stock held in escrow during BioZone acquisition (1)	350,000	13.20

Total	450,000	$13.30

(1)	Returned to treasury.

Note 11: Stock-Based Compensation

The Company’s stock-based compensation for the nine months ended September 30, 2015 consists primarily of restricted stock awards. The activity of restricted stock awards granted to employees, executives, and board members was as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested balance – December 31, 2014	2,631,987	$11.67
Granted	243,217	4.46
Vested	(894,830)	10.37
Cancelled	(100,000)	4.29

Unvested balance – September 30, 2015	1,880,374	$11.83

The total fair value of restricted stock awards granted to employees and board members was $184,000 for the three months ended September 30, 2015. No restricted stock awards were granted to employees and board members for the three months ended September 30, 2014. The total fair value of restricted stock awards granted to employees and board members was $1.1 million and $1.5 million for the nine months ended September 30, 2015 and 2014, respectively. As of September 30, 2015 and December 31, 2014, the total unrecognized expense for unvested restricted stock awards, net of expected forfeitures, was $11.3 million and $20.7 million, respectively, which are expected to be amortized over a weighted-average period of 3.0 and 2.6 years, respectively.

Restricted Stock Awards Related to Energy Drink Agreement

In January 2015, the Company entered into an energy drink agreement with Langer Juice and Creative Flavor Concepts to expand into a new product line. In connection with the agreement, the Company issued a total of 150,000 shares of its restricted common stock with trade restrictions for a period of three years. The restricted stock awards issued had a grant date fair value of approximately $1.2 million, which were initially included as a component of prepaid stock compensation and additional paid-in capital in the consolidated balance sheets upon issuance. The prepaid stock compensation was originally amortized over the performance period of ten years. In connection with the restructuring event disclosed further in Note 8, the Company discontinued this product and wrote-off the unamortized prepaid stock compensation of $1.1 million in August 2015.

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

Restricted Stock Awards Issued Related to Attempted Financing Agreement

In May 2015, the Company negotiated the termination of an attempted financing agreement with a lending institution and issued 50,000 shares of its common stock. The fair value of the common stock was $325,000 based upon the closing price of common stock on the date of issuance, and was recorded in selling, general and administrative expense in the accompanying consolidated statement of operations.

Restricted Stock Awards Issued Related to Consulting/Endorsement Agreement

In May 2015, the Company entered into consulting and endorsement agreements with William Phillips. In connection with the endorsement agreements, the Company agreed to issue a total of 50,000 shares of its restricted common stock. The restricted common stock issued had a grant date fair value of $292,000, which was included as a component of prepaid stock compensation and additional paid-in capital in the consolidated balance sheets upon issuance. The prepaid stock compensation was originally amortized over the performance period of three years. In connection with the restructuring disclosed in Note 8, the Company terminated the consulting and endorsement agreements with William Phillips and wrote-off the unamortized prepaid stock compensation of $268,000.

In connection with the consulting agreement, the Company also agreed to issue restricted shares worth $25,000 (based upon the weighted average stock price during the 15-day-period prior to issuance) within 10 days after each subsequent three-month period term. In July 2015, the Company issued 5,189 shares of its common stock to William Phillips. The fair value of the common stock was $28,000 based upon the closing price of common stock on the date of issuance, and was recorded in advertising and promotion expense in the accompanying consolidated statement of operations. No additional common stock will be issued to William Phillips under this agreement.

Note 12: Net (Loss) Income per Share

The following table sets forth the computation of the Company’s basic and diluted net (loss) income per share for the periods presented (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net (loss) income	$(27,648)	$603	$(42,152)	$2,404

Weighted-average common shares used in computing net (loss) income per share, basic	13,723,213	11,032,996	13,504,455	10,652,781
Effect of dilutive securities	—	1,579,900	—	1,459,236

Weighted-average common shares used in computing net (loss) income per share, diluted	13,723,213	12,612,896	13,504,455	12,112,017

Net (loss) income per share, basic	$(2.01)	$0.05	$(3.12)	$0.23

Net (loss) income per share, diluted	$(2.01)	$0.05	$(3.12)	$0.20

The following securities were excluded from the computation of diluted net (loss) income per share for the periods presented because including them would have been antidilutive:

	As of September 30,
	2015	2014
Stock options (exercise price - $425/share)	—	472
Warrants (exercise price - $4 - $1,275/share)	—	100,089
Unvested restricted stock	1,880,374	1,495,117

Total common stock equivalents	1,880,374	1,595,678

Note 13: Income Taxes

The Company recorded an income tax provision of $71,000 and $94,000 for the three months ended September 30, 2015 and 2014, respectively, and $104,000 and $171,000 for the nine months ended September 30, 2015 and 2014, respectively, related to foreign income taxes and state minimum taxes.

Income taxes are provided for the tax effects of transactions reported in the consolidated financial statements and consist of taxes currently due. Deferred taxes relate to differences between the basis of assets and liabilities for financial and income tax reporting which will be either taxable or deductible when the assets or liabilities are recovered or settled. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has established a full valuation allowance as of September 30, 2015 and December 31, 2014 as it is more likely than not that a tax benefit will not be realized.

Note 14: Geographical Information

Revenue, net by geography is based on the company addresses of the customers. The following table sets forth revenue, net by geographic area (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue, net:
United States	$23,676	$28,677	$91,534	$88,718
International	10,306	19,091	34,246	56,000

Total revenue, net	$33,982	$47,768	$125,780	$144,718

Note 15: Related-Party Transactions

On October 9, 2015, the Company entered into loan modification agreements with the banking institution under its line of credit and term loan to: (i) change the maturity date of the loans to January 15, 2016, (ii) prohibit the loans to be declared in default prior to December 10, 2015, except for defaults resulting from failure to make timely payments, and (iii) delete certain financial covenants from the line of credit. In consideration for these modifications, the Company’s chairman of the board of directors and a family member provided their individual guaranty for the remaining balance of the loans ($6.2 million). In consideration for executing his guaranty, the Company issued the chairman of the board of directors 28,571 shares of common stock with a grant date fair value of $80,000 (based upon the closing price of common stock on the date of issuance).

Note 16: Subsequent Events

The Company has evaluated subsequent events for disclosure purposes through November 9, 2015, and determined there are no other items to disclose except as set forth below:

Note 7 and Note 15 are incorporated herein by reference.

On October 30, 2015 the Company learned that an action was filed on October 27, 2015 in the District Court for the State of Nevada, Clark County, entitled Brian D. Gartner, derivatively on behalf of Musclepharm Corporation v. Brad Pyatt, Lawrence S. Meer, Donald W. Prosser, Richard Estalella, Jeremy R. Deluca, Michael J. Doron, Cory Gregory, L. Gary Davis, James J. Greenwell, John H. Bluher, and Daniel J. McClory and Musclepharm Corporation (Case No. A-15-726810-B). The complaint generally claims breaches of fiduciary duty against certain members of the board of directors and management of the Company. As of the date of this report, the Company has not been served in this matter.

On November 6, 2015, the Company entered into a separation agreement with Cory Gregory, an executive vice president, for his amenable separation. Pursuant to the separation agreement, Cory Gregory will receive six months of base salary and the Company is entitled to use his image and website contributions in perpetuity.

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

Overview

We are a scientifically driven, performance lifestyle Company that develops, manufactures, markets and distributes branded nutritional supplements. We offer a broad range of powders, capsules, tablets and gels. Our portfolio of recognized brands, including MusclePharm® Hybrid and Core Series, Arnold Schwarzenegger Series™, and FitMiss®, are marketed and sold in more than 120 countries and available in over 45,000 retail outlets globally. These clinically developed scientifically driven nutritional supplements are developed through a multi-stage research process that utilizes the expertise of leading nutritional scientists, doctors and universities. We believe we are an innovator in the sports nutrition industry.

Our core marketing strategy is to brand MusclePharm as the “must have” fitness brand for workout enthusiasts and elite athletes. We seek to be known as The Athlete’s Company®, run by athletes who create their products for other athletes both professional and otherwise. We believe that our marketing mix is an optimal strategy to increase sales.

On August 24, 2015, the board of directors approved a restructuring plan for the Company. The approved restructuring plan was designed to reduce costs and to better align the Company’s resources for profitable growth. Specifically, during the quarter ended September 30, 2015, the restructuring plan resulted in: 1) a reduction in the Company’s workforce; 2) the Company abandoning certain leased facilities; and 3) the Company renegotiating or terminating a number of contracts with endorsers in a strategic shift away from such arrangements and towards more grass-roots marketing and advertising efforts. Management is continuing to execute on the approved restructuring plan, and as such, additional restructuring charges may be necessary in the fourth quarter of 2015.

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

During the three months ended September 30, 2015, our two largest customers, Costco and GNC, each individually accounted for more than 10% of our net revenue, and in total represented 28% of our net revenue. During the nine months ended September 30, 2015, our three largest customers, Costco, Bodybuilding.com and GNC, each individually accounted for more than 10% of our net revenue, and in total represented 42% of our net revenue.

During the three months ended September 30, 2014, our two largest customers, Costco and Bodybuilding.com each individually accounted for more than 10% of our net revenue, and in total represented 31% of our net revenue. During the nine months ended September 30, 2014, our two largest customers, Costco and Bodybuilding.com each individually accounted for more than 10% of our revenue, and in total represented 28% of our net revenue.

Cost of Revenue and Gross Margin

Cost of revenue and gross margin are principally related to the direct production, manufacturing and freight-in costs of the related products purchased from third party contract manufacturers. We mainly ship customer orders from our distribution centers in Spring Hill, Tennessee and Pittsburg, California. The distribution centers are operated with our equipment and employees, and we own the inventory. We also use contract manufacturers to drop ship products directly to our customers.

Our gross margin fluctuates due to several factors, including new product introductions, changes to existing product lines, changes in customer mix and product mix, product demand mix, sales discounts, shipment volumes, product costs, and pricing and inventory write downs. We expect cost of revenues to increase or decrease in absolute dollars as our revenue increases or decreases, however, cost of revenue may be expected to decrease as a percentage of revenue due primarily to increases in revenue while anticipating cost efficiencies from volume purchasing and inventory cost reductions.

Operating Expenses

Advertising and Promotion

Our advertising and promotions have historically consisted primarily of product giveaways, trade show events, broker fees, athletic endorsements and sponsorship, strategic partnerships, and digital and print advertising. Advertising and promotions are a large part of both our strategy and brand awareness. Historically, we built strategic partnerships with sports athletes and fitness enthusiasts through endorsements, licensing, co-branding agreements and co-developing product lines. During the third quarter 2015, we began executing our restructuring and wrote off $6.4 million of prepaid stock compensation and other prepaid assets as we are reducing reliance on sports and athlete arrangements which we do not plan to continue or rely heavily upon in future periods and incurred contract termination fees of $6.6 million which were recorded in restructuring and other charges in the accompanying consolidated statements of operations. We expect our advertising and promotion expenses to decrease in absolute dollars in future periods. Furthermore, advertising and promotion expense is expected to decline as a percentage of revenue due primarily to our focusing on specific grassroots advertising and promotion programs independently and with our customers, social media, and trade shows and less on expensive professional athlete endorsements.

Salaries and Benefits

Salaries and benefits consist primarily of salaries, bonuses, commissions, benefits and stock-based compensation. During the third quarter 2015, we began executing a restructuring resulting in a reduction in force and incurred severance and termination costs of $1.2 million and stock-based compensation for terminated employees of $1.7 million. Personnel costs are a significant component of our operating expenses and we expect these expenses to decrease in absolute dollars in future periods. Additionally, salaries and benefits are expected to decrease as a percentage of revenue due primarily to our expectation of efficiently increasing our revenue by leveraging our existing employee base.

Selling, General and Administrative

Our selling, general and administrative expenses consist primarily of office expenses, insurance, depreciation, amortization, sales commissions, travel, freight out, settlement costs, director fees, miscellaneous expenses incurred by our board, executive, finance, information technology, legal, human resources, and other administrative functions, and other corporate expenses. We expect our selling, general and administrative expenses to decrease in absolute dollars in future periods, and decrease as a percentage of revenue due primarily to resolution of pending legal matters for which expenses were incurred through 2015 and our expectation of efficiently increasing our revenue while realizing respective cost efficiencies associated with such increase.

Research and Development

Research and development expenses primarily consist of salaries, bonuses and benefits, laboratory development of our scientific nutritional supplements, testing and compliance and allocated facilities costs. We expense research and development costs as incurred. Research and development is not the primary driver of our operating expenses but we expect research and development to decrease in absolute dollars in future periods, and decrease as a percentage of revenue due primarily to our expectation of efficiently increasing our revenue while realizing respective cost efficiencies associated with such increase.

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

Provision for Income Taxes

Provision for income taxes consists primarily of federal and state income taxes in the United States and income taxes in foreign jurisdictions in which we conduct business. Due to uncertainty as to the realization of benefits from our deferred tax assets, including net operating loss carry-forwards, research and development and other tax credits, we have recorded a full valuation allowance reserved against such deferred tax assets. We expect to maintain this full valuation allowance at least in the near term.

Results of Operations

The following tables present our historical operating results in dollars and as a percentage of revenue, net for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Revenue, net	$33,982	$47,768	$125,780	$144,718
Cost of revenue (including restructuring charges of $1,262 related to write-down of inventory for the three and nine months ended September 30, 2015)	23,512	32,812	83,428	96,242

Gross profit	10,470	14,956	42,352	48,476

Operating expenses:
Advertising and promotion	7,093	7,749	22,603	19,997
Salaries and benefits	5,681	6,041	20,505	17,185
Selling, general and administrative	4,647	3,652	14,730	7,881
Research and development	1,437	735	3,323	2,996
Professional fees	1,980	1,316	5,499	3,393
Restructuring and other charges	16,650	—	16,650	—

Total operating expenses	37,488	19,493	83,310	51,452

(Loss) income from operations	(27,018)	(4,537)	(40,958)	(2,976)
Other (expense) income, net	(559)	5,234	(1,090)	5,551

(Loss) income before provision for income taxes	(27,577)	697	(42,048)	2,575
Provision for income taxes	71	94	104	171

Net (loss) income	$(27,648)	$603	$(42,152)	$2,404

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue, net	100%	100%	100%	100%
Cost of revenue	69	69	66	67

Gross profit	31	31	34	33

Operating expenses:
Advertising and promotion	21	16	18	14
Salaries and benefits	17	13	16	12
Selling, general and administrative	13	8	12	5
Research and development	4	1	3	2
Professional fees	6	3	4	2
Restructuring and other charges	49	—	13	—

Total operating expenses	110	41	66	35

(Loss) income from operations	(79)	(10)	(32)	(2)
Other (expense) income, net	(2)	11	(1)	4

(Loss) income before provision for income taxes	(81)	1	(33)	2
Provision for income taxes	—	—	—	—

Net (loss) income	(81)%	1%	(33)%	2%

Comparison of the Three Months Ended September 30, 2015 and 2014

Revenue

	Three Months Ended September 30,
	2015	2014	% Change
	(In thousands)
Revenue, net	$33,982	$47,768	(29)%

Revenue, net decreased $13.8 million or 29% to $34.0 million for the three months ended September 30, 2015, compared to $47.8 million for the three months ended September 30, 2014. Revenue, net for the three months ended September 30, 2015 decreased due primarily to a misalignment of inventory on hand compared to customer sales orders, and a reduction in international sales related to the strengthening of the US dollar. Discounts and sales allowances decreased to $5.9 million, or 14.7%, of gross revenue for the three months ended September 30, 2015 from $7.9 million, or 14.0%, of gross revenue for the same period in 2014. The decrease in discounts and allowances is mainly related to promotions on new product introductions in 2014.

Cost of Revenue and Gross Profit

	Three Months Ended September 30,
	2015	2014	% Change
	(In thousands)
Cost of revenue (including restructuring charges of $1,262 related to write-down of inventory for the three months ended September 30, 2015)	$23,512	$32,812	(28)%

	Three Months Ended September 30,
	2015	2014	% Change
	(In thousands)
Gross profit	$10,470	$14,956	(30)%

Costs of revenue decreased 28% to $23.5 million for the three months ended September 30, 2015, compared to $32.8 million for the same period in 2014. Accordingly, gross profit for the three months ended September 30, 2015 was $10.5 million, or 31% of revenue, compared to $15.0 million, or 31% of revenue for the same period 2014. During the third quarter 2015, we initiated a restructuring, discontinued a number of products and recognized an inventory write down of $1.3 million, which is included as a component of costs of revenue. This inventory write down negatively impacted our gross profit margin by 3.7%. The gross profit margin, when excluding this inventory write down, increases to 34.5% as we continue to optimize our product cost with our contract manufacturing partners.

Operating Expenses

Operating expenses for the three months ended September 30, 2015 were $37.4 million, compared to $19.5 million for the same period in 2014. These expenses primarily included costs for advertising and promotions, costs of strategic partnerships with star athletes, strategic advertising agreements to promote our brand, investments in our staffing needs in order to stay competitive in our industry, developing and testing new products, stock-based compensation and restructuring and other charges.

Advertising and Promotion

	Three Months Ended September 30,
	2015	2014	% Change
	(In thousands)
Advertising and promotion	$7,093	$7,749	(8)%
Percentage of revenue	21%	16%

Advertising and promotion expenses decreased 8% to $7.1 million for the three months ended September 30, 2015, or 21% of revenue, compared to $7.7 million, or 16% of revenue, for the same period in 2014. Advertising and promotion expenses for the three months ended September 30, 2015 included expenses related to strategic partnerships with Arnold Schwarzenegger, the UFC, Tiger Woods and other athletes. In August 2015, we initiated a restructuring to exit many of these agreements resulting in a decrease of $0.2 million. Additionally, we have curtailed marketing efforts resulting in a $0.8 million decrease in advertising, product giveaways, and marketing expense including social media. These decreases were offset by an increase of $0.4 million in trade show related expenses.

Salaries and Benefits

	Three Months Ended September 30,
	2015	2014	% Change
	(In thousands)
Salaries and benefits	$5,681	$6,041	(6)%
Percentage of revenue	17%	13%

Salaries and benefits decreased 6% to $5.7 million, or 17% of revenue, for the three months ended September 30, 2015 compared to $6.0 million, or 13% of revenue, for the same period in 2014. The decrease was due primarily to our restructuring announced in August 2015, resulting in a reduction in work force and the related decrease in salaries, benefits, and stock-based compensation.

Selling, General and Administrative

	Three Months Ended September 30,
	2015	2014	% Change
	(In thousands)
Selling, general and administrative	$4,647	3,652	27%
Percentage of revenue	13%	8%

Selling, general and administrative expenses increased 27% to $4.6 million, or 13% of revenue, for the three months ended September 30, 2015 compared to $3.7 million, or 8% of revenue, for the same period in 2014. The increase was due primarily to costs related to continued development of our existing sales channels and new product distribution channels and related selling expenses of $0.4 million, increase of $0.3 million in rental expense related to equipment leases, increase in depreciation and amortization of $0.4 million related to intangible asset useful lives being finalized in the third quarter 2014 in conjunction with the BioZone asset valuation which resulted in a net credit in intangible assets amortization of $0.2 million during the three months ended September 30, 2014.

Research and Development

	Three Months Ended September 30,
	2015	2014	% Change
	(In thousands)
Research and development	$1,437	$735	96%
Percentage of revenue	4%	1%

Research and development expenses increased 96% to $1.4 million, or 4% of revenue, for the three months ended September 30, 2015 compared to $0.7 million, or 1% of revenue, for the same period in 2014. The increase was due to an increase in personnel related costs of $0.3 million, including stock-based compensation, an increase of $0.2 million in depreciation expense of fixed assets used for research and development, and an increase of $0.1 million in product efficacy testing.

Professional Fees

	Three Months Ended September 30,
	2015	2014	% Change
	(In thousands)
Professional fees	$1,980	$1,316	50%
Percentage of revenue	6%	3%

Professional fees increased 50% to $2.0 million for the three months ended September 30, 2015, compared to $1.3 million for the same period in 2014. The primary reason for the increase in professional fees is due to additional public relations consulting of $0.6 million and accounting and audit fees of $0.1 million offset by a decrease in legal fees of $0.1 million related to the settlement of the SEC investigation in the third quarter 2015.

Restructuring and Other Charges

	Three Months Ended September 30,
	2015	2014	% Change
	(In thousands)
Restructuring and other charges	$16,650	$—	100%
Percentage of revenue	49%	0%

For the three months ended September 30, 2015, we incurred a total restructuring and other charges of $17.9 million, of which $16.6 million was recorded in operating expenses. The restructuring charges to be paid in cash totaled $8.2 million, which are comprised of: (i) severance and termination benefit costs related to the terminated employees of $1.2 million; (ii) charge of $6.6 million related to cancellation of certain contracts and sponsorship agreements; and (iii) costs associated with permanently vacating certain facilities of $0.4 million. Other non-cash charges associated with the restructuring totaled $8.4 million, which are comprised of: (i) stock-based compensation of terminated employees of $1.7 million; (ii) write-down of prepaid stock compensation related to terminated endorsement agreements, discontinued products, and abandoned other agreements including related prepaid assets of $6.4 million; and (iii) write-off of long-lived assets related to the abandonment of certain lease facilities of $0.4 million.

Other (Expense) Income, net

	Three Months Ended September 30,
	2015	2014
	(In thousands)
Interest expense	$(99)	$(29)
Bargain purchase gain and contingent asset gain on BioZone acquisition	—	5,265
Foreign currency loss	(455)	(2)
Other	(5)	—

Total other (expense) income, net	$(559)	$5,234

Other income (expense), net for the three months ended September 30, 2015 was an expense of $0.6 million compared to income of $5.2 million for the same period in 2014. The significant fluctuations in other (expense) income, net were primarily related to the bargain purchase gain, foreign currency transaction gains and losses, and interest expense.

Comparison of the Nine Months Ended September 30, 2015 and 2014

Revenue

	Nine Months Ended September 30,
	2015	2014	% Change
	(In thousands)
Revenue, net	$125,780	$144,718	(13)%

Revenue, net decreased $19.0 million or 13% to $125.8 million for the nine months ended September 30, 2015, compared to $144.7 million for the nine months ended September 30, 2014. Revenue, net for the nine months ended September 30, 2015 decreased due primarily to a misalignment of inventory on hand compared to customer sales orders, a reduction in international sales related to the strengthening of the US dollar and the launch of the Arnold Schwarzenegger Series™ introduced late in 2013 resulting in significant initial sales during the first half of 2014. Discounts and sales allowances increased to $20.0 million, or 13.7% of gross revenue, for the nine months ended September 30, 2015 from $19.5 million, or 12% of gross revenue, for the same period in 2014. The increase in discounts and allowances in mainly related to the promotions on new product introductions.

Cost of Revenue and Gross Profit

	Nine Months Ended September 30,
	2015	2014	% Change
	(In thousands)
Cost of revenue (including restructuring charges of $1,262 related to write-down of inventory for the nine months ended September 30, 2015)	$83,428	$96,242	(13)%

	Nine Months Ended September 30,
	2015	2014	% Change
	(In thousands)
Gross profit	$42,352	$48,476	(13)%

Costs of revenue decreased 13% to $83.4 million for the nine months ended September 30, 2015, compared to $96.2 million for the same period in 2014. Accordingly, gross profit for the nine months ended September 30, 2015 was $42.4 million, or 34% of revenue, compared to $48.5 million, or 33% of revenue for the same period 2014. During the third quarter 2015, we initiated a restructuring, discontinued a number of products and recognized an inventory write down of $1.3 million, which is included as a component of costs of revenue. This inventory write down negatively impacted our gross profit margin by 1.0%. The gross profit margin, when excluding this inventory write down, increases to 34.7% as we continue to optimize our product cost with our contract manufacturing partners.

Operating Expenses

Operating expenses for the nine months ended September 30, 2015 were $83.3 million, compared to $51.5 million for the same period in 2014. These expenses primarily included costs for advertising and promotions, specifically tradeshow costs to generate visibility and connect with our customers and end-users, costs of strategic partnerships with star athletes, strategic advertising agreements to promote our brand, investments in our staffing needs in order to stay competitive in our industry, developing and testing new products, stock-based compensation and restructuring and other charges.

Advertising and Promotion

	Nine Months Ended September 30,
	2015	2014	% Change
	(In thousands)
Advertising and promotion	$22,603	$19,997	13%
Percentage of revenue	18%	14%

Advertising and promotion expenses increased 13% to $22.6 million for the nine months ended September 30, 2015, or 18% of revenue, compared to $20.0 million, or 14% of revenue, for the same period in 2014. Advertising and promotion expenses for the nine months ended September 30, 2015 included expenses related to strategic partnerships with the UFC, Tiger Woods and other athletes. These new partnerships, along with our Arnold Schwarzenegger Series™ introduced in 2013, have increased our strategic partnership and endorsements expense including stock-based compensation by $2.3 million. This increase in advertising and promotion expense includes the period from the contract effective date through the dates of renegotiation or termination in connection with our restructuring announced in August 2015. Trade show costs also increased $1.3 million which was offset by a decrease in general advertising, marketing and promotional giveaways of $1.0 million.

Salaries and Benefits

	Nine Months Ended September 30,
	2015	2014	% Change
	(In thousands)
Salaries and benefits	$20,505	$17,185	19%
Percentage of revenue	16%	12%

Salaries and benefits increased 19% to $20.5 million, or 16% of revenue, for the nine months ended September 30, 2015 compared to $17.2 million, or 12% of revenue, for the same period in 2014. The increase was due to additional resources added to both our domestic operations and our foreign subsidiaries and an increase in stock-based compensation charges which represented 39% of the increase.

Selling, General and Administrative

	Nine Months Ended September 30,
	2015	2014	% Change
	(In thousands)
Selling, general and administrative	$14,730	$7,881	87%
Percentage of revenue	12%	5%

Selling, general and administrative expenses increased 87% to $14.7 million, or 12% of revenue, for the nine months ended September 30, 2015 compared to $7.9 million, or 5% of revenue, for the same period in 2014. The increase was due primarily to costs related to continued development of our existing sales channels and new product distribution channels and related selling expenses of $3.2 million, increased travel related expenses of $0.1 million, additional corporate insurance premiums of $0.4 million, increased rental expenses related to equipment leases and supplies of $0.6 million, additional stock-based compensation related to the re-acquisition of MusclePharm brand of $0.1 million, financing termination fee of $0.5 million, including stock-based compensation of $0.3 million, and additional depreciation and amortization on new assets of $0.9 million. In the third quarter of 2014, the estimated useful lives of intangible assets related to the Biozone asset acquisition were finalized which resulted in a net credit in intangible assets amortization of $0.2 million during the three months ended September 30, 2014. The increase in selling, general and administrative expenses was also attributable to increased facilities cost of $0.1 million as we expand our operations, increased selling related expenses of $0.4 million, and increased fleet vehicle cost of $0.1 million to support sales.

Research and Development

	Nine Months Ended September 30,
	2015	2014	% Change
	(In thousands)
Research and development	$3,323	$2,996	11%
Percentage of revenue	3%	2%

Research and development expenses increased 11% to $3.3 million, or 3% of revenue, for the nine months ended September 30, 2015 compared to $3.0 million, or 2% of revenue, for the same period in 2014. The increase was due to increased personnel related costs of $0.5 million, including stock-based compensation, increased product efficacy testing of $0.2 million, offset by decreased depreciation expense of fixed assets used for research and development of 0.3 million and decreased research study fees of $0.1 million.

Professional Fees

	Nine Months Ended September 30,		% Change
	2015	2014
	(In thousands)
Professional fees	$5,499	$3,393	62%
Percentage of revenue	4%	2%

Professional fees increased 62% to $5.5 million for the nine months ended September 30, 2015, compared to $3.4 million for the same period in 2014. The primary reason for the increase in professional fees is due to additional public relations and other consulting of $1.5 million including stock-based compensation, increase in accounting and audit fees of $0.7 million, offset by a decrease in legal fees of $0.3 million related to the settlement of the SEC investigation during the three months ended September 30, 2015.

Restructuring and Other Charges

	Nine Months Ended September 30,		% Change
	2015	2014
	(In thousands)
Restructuring and other charges	$16,650	$—	100%
Percentage of revenue	13%	0%

For the nine months ended September 30, 2015, we incurred a total restructuring and other charges of $17.9 million, of which $16.6 million was recorded in operating expenses. The restructuring charges to be paid in cash totaled $8.2 million, which are comprised of: (i) severance and termination benefit costs related to the terminated employees of $1.2 million; (ii) charge of $6.6 million related to cancellation of certain contracts and sponsorship agreements; and (iii) costs associated with permanently vacating certain facilities of $0.4 million. Other non-cash charges associated with the restructuring totaled $8.4 million, which are comprised of: (i) stock-based compensation of terminated employees of $1.7 million; (ii) write-down of prepaid stock compensation related to terminated endorsement agreements, discontinued products, and abandoned other agreements including related prepaid assets of $6.4 million; and (iii) write-off of long-lived assets related to the abandonment of certain lease facilities of $0.4 million.

Other (Expense) Income, net

	Nine Months Ended September 30,
	2015	2014
	(In thousands)
Interest income	$—	$223
Interest expense	(357)	(85)
Change in fair value of derivative liabilities	—	374
Gain on settlement of accounts payable	—	31
Loss on marketable securities	—	(386)
Bargain purchase gain and contingent asset gain on BioZone acquisition	—	5,265
Foreign currency loss	(717)	(36)
Other	(16)	165

Total other (expense) income, net	$(1,090)	$5,551

Other expense, net for the nine months ended September 30, 2015 was an expense of $1.1 million compared to income of $5.6 million for the same period in 2014. The significant fluctuations in other (expense) income, net were primarily related to the bargain purchase gain, foreign currency transaction gains and losses and interest expense and interest income related to 2014.

Non-GAAP Financial Measures

In addition to disclosing financial results calculated in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), our quarterly report on Form 10-Q discloses Non-GAAP financial measures adjusted for: provision for income taxes, depreciation and amortization of property and equipment, amortization of intangible assets, provision for doubtful accounts, amortization of prepaid stock compensation, amortization of prepaid sponsorship fees, stock-based compensation, issuance of common stock warrants, other income and expense and restructuring and other charges. We believe that the non-GAAP measures provide investors with important perspectives into our ongoing business performance. The non-GAAP financial measures should not be considered a substitute for, or superior to, financial measures calculated in accordance with GAAP, and the financial results calculated in accordance with GAAP and reconciliations to those financial statements should be carefully evaluated. The non-GAAP financial measures we used may be calculated differently from, and therefore may not be comparable to, similarly titled measures used by other companies.

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

Set forth below are reconciliations of non-GAAP net income (loss) to our reported GAAP net (loss) income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Adjusted EBITDA:
Net (loss) income	$(27,648)	$603	$(42,152)	$2,404
Non-GAAP adjustments:
Provision for income taxes	71	94	104	171
Depreciation and amortization of property and equipment	492	303	1,330	950
Amortization of intangible assets	278	(156)	776	422
Provision for doubtful accounts	70	24	168	164
Amortization of prepaid stock compensation	962	1,004	3,198	2,582
Amortization of prepaid sponsorship fees	2,111	1,548	5,363	5,016
Stock-based compensation	2,154	2,405	8,690	6,872
Issuance of common stock warrants to third-parties for services	12	69	62	69
Other expense (income), net	559	(5,234)	1,090	(5,551)
Restructuring and other charges	17,912	—	17,912	—

Adjusted EBITDA	$(3,027)	$660	$(3,459)	$13,099

	Nine Months Ended	Three Months Ended			Year Ended	Three Months Ended				Year Ended	Three Months Ended
	Sep 30, 2015	Sep 30, 2015	Jun 30, 2015	Mar 31, 2015	Dec. 31, 2014	Dec 31, 2014	Sep 30, 2014	Jun 30, 2014	Mar 31, 2014	Dec 31, 2013	Dec 31, 2013	Sep 30, 2013	Jun 30, 2013	Mar 31, 2013
	(in thousands)
Adjusted EBITDA:
Net (loss) income	$(42,152)	$(27,648)	$(7,025)	$(7,479)	$(13,832)	$(16,236)	$603	$(935)	$2,736	$(17,718)	$(3,988)	$(3,946)	$(2,422)	$(7,362)
Non-GAAP adjustments:
(Benefit) provision for income taxes	104	71	21	12	33	(138)	94	45	32	115	115	—	—	—
Depreciation and amortization of property and equipment	1,330	492	456	382	1,285	335	303	333	314	709	198	178	172	161
Amortization of intangible assets	776	278	273	225	698	276	(156)	293	285	—	—	—	—	—
Provision for doubtful accounts	168	70	68	30	201	37	24	64	76	242	83	54	76	29
Amortization of prepaid stock compensation	3,198	962	1,127	1,109	3,716	1,134	1,004	783	795	6,562	1,177	2,040	3,224	121
Amortization of prepaid sponsorship fees	5,363	2,111	1,821	1,431	5,802	786	1,548	1,810	1,658	4,011	1,155	1,021	1,157	678
Stock-based compensation	8,690	2,154	4,013	2,523	10,931	4,059	2,405	2,091	2,376	3,075	1,487	1,514	37	37
Issuance of common stock warrants to third parties for services	62	12	17	33	130	61	69	—	—	—	—	—	—	—
Other expense, (income) net	1,090	559	348	183	(5,577)	(26)	(5,234)	27	(344)	3,306	(2,089)	(927)	(319)	6,641
Restructuring and other charges	17,912	17,912	—	—	—	—	—	—	—	—	—	—	—	—

Adjusted EBITDA	$(3,459)	$(3,027)	$1,119	$(1,551)	$3,387	$(9,712)	$660	$4,511	$7,928	$302	$(1,862)	$(66)	$1,925	$305

Liquidity and Capital Resources

Since the inception of MusclePharm, other than revenue from product sales, our primary source of operating cash has been from the sale of equity, the issuance of convertible secured promissory notes and other short-term debt as discussed below. As of September 30, 2015, our cash balance was $3.5 million which consists primarily of cash on deposit with banks.

Our principal use of cash is to purchase inventory, pay for operating expenses and acquire capital assets. As of September 30, 2015, we had a deficit in working capital of $22.3 million, an accumulated deficit of $137.8 million and total stockholders’ deficit of $5.5 million. As of September 30, 2015, we had outstanding borrowings of $5.9 million under our line of credit facility and term loan.

We believe that with increased domestic and international sales expansion, effectively executing the restructuring, along with additional debt financing anticipated in the fourth quarter 2015, there will be opportunities to increase revenue, reduce operating expenses and cash burn, such that our capital resources will be sufficient through at least September 30, 2016. These initiatives will allow us to execute the business plan, which includes strategic inventory purchases, while effectively advertising and promoting our business. There can be no assurance that such capital will be available on acceptable terms or at all.

Our net consolidated cash flows are as follows:

	Nine Months Ended September 30,
	2015	2014
	(In thousands)
Consolidated Statements of Cash Flows Data:
Net cash provided by (used in) operating activities	$7,709	$(5,880)
Net cash used in investing activities	(2,893)	(543)
Net cash (used in) provided by financing activities	(2,274)	3,979
Effect of exchange rate changes on cash	(105)	(18)

Net increase (decrease) in cash	$2,437	$(2,462)

Operating Activities

Our cash provided by operating activities is driven primarily by sales of our products and vendor provided credit. During the nine months ended September 30, 2015, our trade accounts payable increased $14.9 million. Our primary uses of cash from operating activities have been for inventory purchases, advertising and promotion expenses, personnel-related expenditures, manufacturing costs, professional fees, and costs related to our facilities. Our cash flows from operating activities will continue to be affected principally by the results of operations and the extent to which we increase spending on personnel expenditures, sales and marketing activities, and our working capital requirements.

During the nine months ended September 30, 2015, cash provided by operating activities was $7.7 million, which differs from our net loss of $42.2 million primarily because of non-cash charges of $29.4 million, and a net change in our net operating assets and liabilities of $20.5 million. The non-cash charges primarily consisted of $8.4 million for non-cash restructuring and other charges, $1.3 million for inventory write down related to corporate restructuring, $8.7 million for stock-based compensation, $5.4 million for amortization of prepaid sponsorship and endorsement fees, $3.2 million for amortization of prepaid stock compensation, and $2.1 million for depreciation of our property and equipment and amortization of our intangible assets. The primary drivers of the changes in operating assets and liabilities were a $14.9 million increase in accounts payable primarily attributable to the timing of payments to vendors, a $3.9 million increase in accrued liabilities due primarily to increase in accrued accounts payable for inventories received but not billed, and a $8.0 million increase in accrued restructuring charges, partially offset by a $6.5 million increase in prepaid sponsorship and endorsement fees due to an increase in advertising efforts through sponsorships and endorsements and a $1.8 million increase in prepaid expenses and other current assets due primarily to prepayment related to the manufacturing agreement with Capstone.

During the nine months ended September 30, 2014, cash used in operating activities was $5.9 million, primarily as a result of our net income of $2.4 million and non-cash charges of $10.3 million, partially offset by an $18.6 million net change in our operating assets and liabilities. The non-cash charges primarily consisted of stock-based compensation of $6.9 million, amortization of prepaid sponsorship and endorsement fees of $5.0 million, amortization of prepaid stock compensation of $2.6 million, depreciation of property and equipment of $1.0 million, partially offset by bargain purchase gain and contingent asset gain on BioZone acquisition of $5.3 million. The net change in our operating assets and liabilities was primarily the result of a $9.1 million increase in accounts receivable due to increased sales and timing of collections, a $7.4 million increase in inventory, and a $4.4 million increase in prepaid sponsorship and endorsement fees due to an increase in advertising efforts through sponsorships and endorsements, partially offset by a $1.9 million increase in accounts payable due to increased inventory purchase and the timing of payments to vendors.

Investing Activities

Cash used in investing activities of $2.9 million for the nine months ended September 30, 2015, was primarily due to cash payment of $0.9 million related to MusclePharm apparel rights acquisition, investment in warrants to acquire shares in contract manufacturer of $1.0 million related to our opportunity to acquire Capstone and purchase of property and equipment of $1.3 million, partially offset by proceeds from disposal of property and equipment of $0.4 million.

Cash used in investing activities of $0.5 million for the nine months ended September 30, 2014, was primarily due a change in restricted cash of $2.5 million and $0.5 million from the proceeds from settlement of marketable securities which was partially offset by $3.5 million for purchase of property and equipment.

Financing Activities

Cash flows used in financing activities of $2.3 million for the nine months ended September 30, 2015, was primarily due to repayment on our line of credit of $14.5 million and repayment of term loan of $0.7 million, partially offset by proceeds from issuance of our term loan of $4.0 million and draw down of our line of credit of $9.1 million.

Cash provided by financing activities of $4.0 million for the nine months ended September 30, 2014, was primarily due to proceeds from issuance of our term loan of $7.9 million, partially offset by repayment on our line of credit of $2.5 million and repurchase of our common stock of $1.4 million.

Line of Credit and Term Loan

In September 2014, we entered into a line of credit facility with a banking institution for up to $8.0 million of borrowings. The line of credit originally renewed annually and matured in September 2017 and accrues interest at the prime rate plus 2%, currently 5.25%. The line of credit is secured by our inventory, accounts receivable, intangible assets and equipment. As of September 30, 2015, the outstanding borrowings under the line of credit were $2.6 million.

In February 2015, we entered into a term loan agreement with the same banking institution for a principal amount of $4.0 million. The term loan carries a fixed interest rate of 5.25% per annum, is repayable in 36 equal monthly installments of principal and interest, and originally matured in February 2018. Outstanding borrowings are subject to prepayment penalties of 1.0% of the prepayment amount. We also paid debt issuance costs of $40,000 which were recorded in prepaid expenses and other current assets in the consolidated balance sheets. As of September 30, 2015, the outstanding borrowings under the term loan were $3.3 million. The term loan contains various events which could require repayments including in connection with the line of credit.

Borrowings on the term loan are secured by our assets and 860,900 shares of our common stock which are reported as treasury shares. We are also required to comply with certain negative covenants under the term loan, including restrictions on indebtedness, investments, asset dispositions, mergers or consolidations and other corporate activities. We were not in compliance with certain financial covenants under the term loan as of September 30, 2015 and received various waivers from the lender during the period.

On October 9, 2015, we entered into loan modification agreements with the banking institution under our line of credit and term loan to: (i) change the maturity date of the loans to January 15, 2016, (ii) prohibit the loans to be declared in default prior to December 10, 2015, except for defaults resulting from failure to make timely payments, and (iii) delete certain financial covenants from the line of credit. In consideration for these modifications, our chairman of the board of directors and a family member provided their individual guaranty for the remaining balance of the loans ($6.2 million). In consideration for executing his guaranty, we issued our chairman of the board of directors 28,571 shares of our common stock with a grant date fair value of $80,000 (based upon the closing price of common stock on the date of issuance).

Contractual Obligations

Our principal commitments consist of obligations under operating leases for office and warehouse facilities, capital leases for manufacturing and warehouse equipment, car fleet, and non-cancelable endorsement and sponsorship agreements, several of which we intend to seek to terminate or amend.

We presented our contractual obligations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. During the nine months ended September 30, 2015, we entered into:

In April 2015, we entered a partnership with the Cleveland Cavaliers of the National Basketball Association. The total future contractual payments under the agreement as of September 30, 2015 are $2.4 million with additional payments for potential playoff games. We are in the process of renegotiating this agreement.

In May 2015, we entered into a multi-year partnership with City Football Group and its four clubs: Manchester City Football Club (including the Continental Cup-winning Manchester City Women’s Football Club), Melbourne City Football Club, New York City Football Club, and Yokohama F. Marinos football club. The total contractual payments under the agreement as of September 30, 2015 are $8.3 million.

Backlog

As of September 30, 2015 and December 31, 2014, we had backlog of approximately $9.4 million and $5.1 million, respectively. Backlog represents orders confirmed with a purchase order for products to be shipped generally within 90 days to customers with approved credit status. Orders are subject to cancellation, rescheduling by customers and product specification changes by customers. Although we believe that the backlog orders are firm, purchase orders may be cancelled by the customer prior to shipment without significant penalty. For this reason, we believe that our product backlog at any given date is not a reliable indicator of future revenue.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2015.

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

We have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. At this time we have not entered into, but in the future we may enter into, derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the effect hedging activities would have on our results of operations. We recognized a loss of $456,000 and $717,000 related to fluctuations in foreign currency for the three and nine months ended September 30, 2015, respectively.

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our indebtedness.

Our total outstanding borrowings under the line of credit agreement and the term loan agreement were $5.9 million as of September 30, 2015. Our exposure to interest rates relates to the change in the amounts of interest we must pay on our borrowings. Our borrowing rate is 5.25% as of September 30, 2015. We would not expect a hypothetical 10% impact to our interest rate to have a significant impact on our interest expense.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (CEO) and chief financial officer (CFO), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of September 30, 2015, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (SEC), and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the third quarter of 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of business, we may become involved in legal proceedings including proceedings as a result of the nature of our business. We will report such proceedings if they are deemed material and if they depart from the normal kind of actions we experience in the ordinary course. We will accrue a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. The accrual for a litigation loss contingency might include, for example, estimates of potential damages, outside legal fees and other directly related costs expected to be incurred. As of September 30, 2015 and December 31, 2014, we did not accrue a liability for material legal proceedings, except related to the SEC investigation matter which was terminated during the third quarter of 2015.

Item 1A. Risk Factors

Except as set forth below, there have been no material changes to the Risk Factors as disclosed in our Annual Report on Form 10-K filed with the SEC on March 16, 2015, our Quarterly Report on Form 10-Q filed with the SEC on August 10, 2015, and in our other filings and reports with the SEC, which are incorporated herein by reference.

We cannot predict our future capital needs and we may not be able to obtain additional financing to fund our operations.

We believe we will need to raise additional funds in the future. There can be no assurance that sufficient debt or equity financing will be available at all or, if available, that such financing will be at terms and conditions acceptable to us. Should we fail to obtain additional debt financing or raise additional capital, we may not be able to achieve our longer term business objectives and may face other serious adverse consequences. If we raise additional funds by issuing equity securities or convertible debt, investors may experience significant dilution of their ownership interest, and the newly-issued securities may have rights senior to those of the holders of our common stock. If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operational flexibility and may require us to provide collateral to secure the loan.

Furthermore, if our cash flows and capital resources are insufficient to fund our interest payments under these loans, we may be forced to take alternative measures to meet our cash requirements, including sales and disposition of our assets used as collateral for the loans, which may have an adverse effect on our business and results of operations. If additional financing is not available when required or is not available on acceptable terms, we may have to scale back our operations or limit our production activities, and we may not be able to expand our business, develop or enhance our products, take advantage of business opportunities or respond to competitive pressures, which could result in lower revenue and reduce the competitiveness of our products.

We have recently undertaken a restructuring of our business. The restructuring may take longer than we anticipate or require us to incur a greater amount of charges than we currently estimate.

On August 24, 2015, our board of directors authorized us to undertake steps to commence a restructuring of the business and operations. In doing so, we closed certain facilities, reduced headcount, discontinued products, and terminated or renegotiated certain contracts. We expect to complete further restructuring activities through the fourth quarter 2015 and potentially beyond. Although we expect the restructuring, workforce reduction and facility closures, product discontinuance and contract renegotiations and terminations to be completed by December 31, 2015, the restructuring may take longer than anticipated, which could cause disruption to our business activities, diminish anticipated savings and/or result in increased restructuring costs, which would adversely affect our operating results and financial condition. We incurred approximately $17.9 million in restructuring and other charges during the third quarter of 2015 in connection with this restructuring and expect to incur additional charges in the fourth quarter 2015. All of our previously released guidance concerning 2015 and 2016 revenues and results of operations should not be relied upon and have been withdrawn as a result of the restructuring activities undertaken.

Our arrangements with Capstone may not have value to us.

We have undertaken an evaluation of the agreements with Capstone and related agreements as well as a review of the performance of Capstone under the Manufacturing Agreement and prices for products, which is ongoing. We may seek to enter into similar or different vendor arrangements with others to provide the same or similar services as those provided by Captsone in order to fulfill our requirements for products and ingredients. There can be no assurance that we have or will realize value from the Capstone arrangements nor that we will exercise the Option Agreement or that the Warrant will have value to us in the future or that Capstone will continue to be a principal vendor to us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Grants to Employees and Directors

During the three months ended September 30, 2015, the Company issued 46,954 shares of common stock including restricted stock awards, to its employees, executive officer and directors, and cancelled 100,000 shares of restricted stock awards due to termination of certain employees.

On October 9, 2015, the Company issued 28,571 shares of common stock to the chairman of the board of directors in consideration for him to provide individual guaranty for the Company’s outstanding balance of approximately $6.2 million under the Company’s loan agreements with a banking institution.

Restricted Stock Awards Related to Energy Drink Agreement

In January 2015, the Company entered into an energy drink agreement with Langer Juice and Creative Flavors. In connection with the agreement, the Company issued a total of 150,000 shares of its restricted common stock.

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

Restricted Stock Awards Issued Related to Attempted Financing Agreement

In May 2015, the Company terminated an attempted financing agreement with a lending institution and issued 50,000 shares of its common stock.

The above issuances of these securities were deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.

Item 3. Defaults Upon Senior Securities.

See Part I above.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, requires the Company’s directors and named executive officers, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership of our common stock and our other equity securities with the SEC. As a practical matter, the Company assists its directors and officers by monitoring transactions and completing and filing Section 16 reports on their behalf. Based solely on a review of the copies of such forms in our possession and on written representations from reporting persons, we believe that during 2014 all of our named executive officers and directors filed the required reports on a timely basis under Section 16(a) of the Exchange Act, except for (i) Andrew Lupo was one day late in filing a Form 3 and (ii) John Bluher was 16 days late in filing a Form 4.

Item 6. Exhibits.

Exhibit No.	Description

3.1	Amendment to the Amended and Restated Bylaws of MusclePharm Corporation, effective as of August 26, 2015 (Incorporated by reference to exhibits to Form 8-K filed on September 1, 2015)

31.1*	Rule 13 (A) – 14(A) Certification of Principal Executive Officer

31.2*	Rule 13 (A) – 14(A) Certification of Principal Financial Officer

32.1*	Section 1350 Certification of Principal Executive Officer

32.2*	Section 1350 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	PRE XBRL Presentation Linkbase Document

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MUSCLEPHARM CORPORATION

Date: November 9, 2015	By:	/s/ Brad J. Pyatt
	Name:	Brad J. Pyatt
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2015	By:	/s/ John Price
	Name:	John Price
	Title:	Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)