Form 10-Q/A
period 2015-03-31
MusclePharm Corp
filed 2015-12-04
CIK 1415684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1

To

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

Number of shares of the registrant’s common stock outstanding at May 1, 2015:13,492,191, excluding 875,621 common shares held in treasury.

EXPLANATORY NOTE

The following is Amendment No. 1 to the Quarterly Report on Form 10-Q for the three months ended March 31, 2015 (the “Form 10-Q”) of MusclePharm Corporation. This Amendment No. 1 is being filed to solely to refile Exhibit 10.4, the Option Agreement by and between MusclePharm Corporation and F.H.G Corporation, effective March 2, 2015 (the “Agreement”) to the Form 10-Q to include certain portions of such exhibit which had been omitted from such exhibit when filed with the Form 10-Q pursuant to a request for confidential treatment filed with the SEC (the “CTR”).

This Form 10-Q/A should be read in conjunction with the Form 10-Q, which continues to speak as of the date of the Form 10-Q. Except as specifically noted above, this Form 10-Q/A does not modify or update disclosures in the original Form 10-Q. Accordingly, this Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q or modify or update any related or other disclosures.

PART II. OTHER INFORMATION

Item 6. Exhibits.

Exhibit No.	Description

10.4*	Option Agreement by and between MusclePharm Corporation and F.H.G Corporation, effective March 2, 2015

31.1*	Rule 13 (A) – 14(A) Certification of Principal Executive Officer

31.2*	Rule 13 (A) – 14(A) Certification of Principal Financial Officer

32.1*	Section 1350 Certification of Principal Executive Officer

32.2*	Section 1350 Certification of Principal Financial Officer

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MUSCLEPHARM CORPORATION

Date: December 4, 2015	By:	/s/ Brad J. Pyatt
	Name:	Brad J. Pyatt
	Title:	Chief Executive Officer and President (Principal Executive Officer)

Date: December 4, 2015	By:	/s/ John Price
	Name:	John Price
	Title:	Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)