Form 10-K/A
period 2015-12-31
MusclePharm Corp
filed 2016-04-29
CIK 1415684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015	COMMISSION FILE NUMBER 000-53166

MusclePharm Corporation

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Nevada	77-0664193
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4721 Ironton Street, Building A Denver, Colorado	80239
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (303) 396-6100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class
Common Stock, Par Value $0.001 Per Share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☒
Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Aggregate market value of the voting common stock held by non-affiliates of the registrant at June 30, 2015: $55,525,569

Number of shares of the registrant’s common stock outstanding at April 18, 2016: 13,600,785. Excludes 875,621 common shares held in treasury.

* * *

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

MusclePharm Corporation (“MusclePharm,” the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the year ended December 31, 2015, originally filed with the Securities and Exchange Commission (the “SEC”) on March 17, 2016 (the “Original 10-K Filing”), solely for the purpose of including the information required by Part III of Form 10-K. Such information was previously omitted from the Original 10-K Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference to our definitive proxy statement for the 2016 Annual Meeting of Stockholders if such proxy statement is filed no later than 120 days after our fiscal year end. We are filing this Amendment to include Part III information in our Form 10-K. The reference on the cover of the Original 10-K Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original 10-K Filing is hereby deleted.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part III, Items 10 through 14 of the Original 10-K Filing are hereby amended and restated in their entirety, and Part IV, Item 15 has also been amended to include certain exhibits required to be filed as part of this Amendment. This Amendment does not amend or otherwise update any other information in the Original 10-K Filing. Accordingly, this Amendment should be read in conjunction with the Original 10-K Filing and with our filings with the SEC subsequent to the Original 10-K Filing.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

EXECUTIVE OFFICERS AND DIRECTORS

Information required under this Item with respect to our Executive Officers is included as a supplemental item at the end of Part I of the Original 10-K Filing. The names of our directors and executive officers, their ages as of April 29, 2016 and certain other information about them are set forth below. There are no family relationships among any of our directors or executive officers.

Name	Age	Position
Ryan Drexler	45	Interim Chief Executive Officer, Interim President and Chairman of the Board of Directors
John Price	46	Chief Financial Officer
Michael Doron	55	Director
William Bush	51	Director
Stacey Jenkins	41	Director
Noel Thompson	35	Director
Richard Estalella	54	Director

RYAN DREXLER

INTERIM CHIEF EXECUTIVE OFFICER, INTERIM PRESIDENT, AND CHAIRMAN OF THE BOARD OF DIRECTORS

Ryan Drexler was appointed to serve as our interim chief executive officer, interim President and chairman of the Board of Directors on March 15, 2016 and was designated as our interim Principal Executive Officer. Mr. Drexler has served as chairman of our Board of Directors since August 26, 2015 and will continue to serve as the chairman of the board of directors while the Company conducts a search for a new full-time chief executive officer and president. Mr. Drexler is currently the chief executive officer of Consac, LLC (“Consac”), a privately held firm that invests in the securities of publicly traded and venture-stage companies. Previously, Mr. Drexler served as President of Country Life Vitamins, a family owned nutritional supplements and natural products company he joined in 1993. In addition to developing strategic objectives and overseeing acquisitions for Country Life, Mr. Drexler created new brands that include the BioChem family of sports and fitness nutrition products. Mr. Drexler negotiated and led the process which resulted in the sale of Country Life in 2007 to the Japanese conglomerate Kikkoman Corp. Mr. Drexler graduated from Northeastern University, where he earned a BA in political science. Because of his experience in running and developing nutritional supplement companies, we believe that Mr. Drexler is well qualified to serve on our board of directors.

JOHN PRICE

CHIEF FINANCIAL OFFICER

John Price was appointed as our chief financial officer on March 5, 2015 and was designated as our Principal Financial Officer. Mr. Price had previously served as our executive vice president of finance. Prior to joining MusclePharm, Mr. Price served as vice president of finance—North America at Opera Software, a Norwegian public company focused on digital advertising. From 2011 to 2013, he served as vice president of finance and corporate controller GCT Semiconductor. From 2004 to 2011, Mr. Price served in various roles at Tessera Technologies including VP of Finance & Corporate Controller when Mr. Price left the company. During his tenure at Tessera Technologies, Mr. Price developed the world-wide finance and accounting organization, integrated multiple domestic and international acquisitions, implemented accounting systems, and managed corporate compliance and SEC reporting. Prior to Tessera Technologies, Mr. Price served various roles at Ernst &Young LLP. Mr. Price served nearly three years in the San Jose, California office and nearly five years in the Pittsburgh, Pennsylvania office. Mr. Price has been a certified public accountant (currently inactive) since 2000 and attended Pennsylvania State University, where he earned a Bachelor’s of Science Degree in Accounting.

MICHAEL DORON

DIRECTOR

Michael Doron has served on our Board of Directors as an independent director since November 5, 2012, and currently serves as the Lead Director of the Board of Directors, responsible for leading the independent directors and providing direct input to management. Mr. Doron also serves as the chair of the Compensation Committee and member of both the Audit Committee and the Nominating & Corporate Governance Committee. He has extensive corporate finance and business development experiences in both executive and board level positions with private and public companies. Two years ago, Mr. Doron moved to Stockholm, Sweden, and shortly thereafter co-founded Alta Nordic Advisors. Alta Nordic offers its clients a sophisticated international practice with a particular concentration of experience and skill related to capital markets and financing methods. Previously, from 2008 through 2013, Mr. Doron was Co-Founder and a Partner in DDR & Associates and Evolution Capital. DDR & Associates is a business development company specializing in pre-IPO companies that are committed to and capable of becoming public and traded on one of the three national stock exchanges. DDR & Associates provided the legal work, management incubation, and public market experience necessary to enable private companies to transition into a fully exchange-qualified listing in a cohesive, smooth process. Evolution Capital invested in early stage publicly traded companies. Both companies have been in continuous operations since their co-inception by Michael in 2008. Mr. Doron currently serves on the Board of Directors of Next Graphite, Inc. (OTC: GPNE) a development stage mineral exploration company and has been a director since April 2014. Because of his significant experience in corporate finance and business development, we believe that Mr. Doron is well qualified to serve on our Board of Directors.

WILLIAM BUSH

DIRECTOR

William Bush has served on our Board of Directors as an independent director since May 2015 and serves as the chair of the Audit Committee and a member of the Compensation Committee. Since January 2010, Mr. Bush has served as the chief financial officer of Borrego Solar Systems, Inc., which is one of the nation’s leading financiers, designers and installers of commercial and industrial grid-connected solar systems. From October 2008 to December 2009, Mr. Bush served as the chief financial officer of Solar Semiconductor, Ltd., a private vertically integrated manufacturer and distributor of photovoltaic modules and systems targeted for use in industrial, commercial and residential applications, with operations in India helping it reach $100 million in sales in its first 15 months of operation. Prior to that, Mr. Bush served as chief financial officer and corporate controller for a number of high growth software and online media companies as well as being one of the founding members of Buzzsaw.com, Inc., a spinoff of Autodesk, Inc. Prior to his work at Buzzsaw.com, Mr. Bush served as corporate controller for Autodesk, Inc. (NasdaqGM: ADSK), the fourth largest software applications company in the world. His prior experience includes seven years in public accounting with Ernst & Young LLP and PricewaterhouseCoopers. Mr. Bush holds a B.S. degree in Business Administration from U.C. Berkeley and is a certified public accountant (currently inactive). Mr. Bush currently serves on the Board of Directors of Towerstream Corporation (NASDAQ: TWER), a fixed wireless provider, and has been a director since 2007. Because of his significant experience in finance, we believe that Mr. Bush is well qualified to serve on our Board of Directors.

STACEY JENKINS

DIRECTOR

Stacey Jenkins has served on our Board of Directors as an independent director since May 2015. He also serves as the chairman of our Nominating & Corporate Governance Committee, and as a member of our Audit Committee. He is a licensed attorney with extensive background in commercial contracts, securities and general corporate law. For the past two years, Mr. Jenkins has served as a senior in-house attorney with Medicity, Inc., a wholly owned subsidiary of Aetna Life Insurance Company, where he focuses on contract negotiation, technology licensing, privacy and other regulatory matters. Prior to joining Medicity, Mr. Jenkins focused on his private practice, providing general corporate legal services, securities guidance, human resources consulting and litigation support for a range of corporate and individual clients. Prior to this period of solo practice, Mr. Jenkins was Regulatory Counsel for Teleperformance USA, a market leader of inbound and outbound teleservices, where he focused on privacy, security, telecommunications and human resources matters. Prior to his employment with Teleperformance, Mr. Jenkins served as general counsel for Opinionology Inc. (FKA Western Wats Center, Inc.), an online global data collection and survey company, where he focused on contract negotiation, telecommunications regulatory matters and complex HR issues. Additionally, he helped prepare and guide Opinionology through its merger with Sampling International. Prior to joining Opinionology, Mr. Jenkins developed his own legal private practice and consultancy, providing corporate guidance and oversight, as well as technology assistance to companies. Prior to his private practice, Mr. Jenkins managed IT infrastructure for Moen Faucets. Mr. Jenkins received his law degree from the University of Utah SJ Quinney College of Law, and attended college at Montana State University. Because of his experience with growth companies and corporate governance, we believe that Mr. Jenkins is well qualified to serve on our Board of Directors.

NOEL THOMPSON

DIRECTOR

Noel Thompson has served on our Board of Directors as an independent director since May 2015 and serves as a member of the Compensation Committee. Currently Mr. Thompson serves as the chief executive officer and chief investment officer of Thompson Global LLC, and owner and operator of Thompson Global LP, which is engaged in investment and advisory services of client and proprietary assets. Mr. Thompson also currently operates Thompson Global Sports which provides advisory, financing, and consulting services to investors and companies in the sports industry and Thompson Global Special Situations which participates as adviser, lender, and principle in commodity, energy, infrastructure projects globally. Mr. Thompson currently serves on the Board of Directors for the World Anti-Doping Agency Charitable Foundation. Mr. Thompson also serves on the Board of Trustees for The United States Olympic and Para Olympic Foundation, as an Executive Board member of the Board of Governors for the National Wrestling Hall of Fame, and on the Board Directors of Hofstra University Athletics and the Titan Mercury Wrestling Club. Mr. Thompson also sits on The Board of Directors for Beat The Streets NY, which develops the full athletic potential for inner city kids in NYC using wrestling as a vehicle. Prior to Thompson Global, from 2010 to 2011 Mr. Thompson worked at JP Morgan Securities and from 2005 until 2010, Mr. Thompson served in various roles including as a Global Futures and Commodities Trader for Goldman Sachs & Co. Mr. Thompson graduated from Hofstra University. Because of his experience in capital markets, we believe Mr. Thompson is well qualified to serve on our Board of Directors.

RICHARD ESTALELLA

DIRECTOR

Richard Estalella has served on our Board of Directors since September 2013. Mr. Estalella served as our president from April 2014 until December 2015 when he resigned from the Company but remained on the board of directors. Prior to joining MusclePharm, Mr. Estalella served as senior vice president of operations at Arbonne International, LLC since 2005. Mr. Estalella was instrumental in Arbonne’s expansion operations and distribution upgrades. He was responsible for all warehouse and distribution facilities, facilities maintenance departments and Customer Service. Previously, between 1998 and 2005, he owned a consulting business specializing in retail, operations, warehousing and distribution. Prior to that, Mr. Estalella served as senior vice president of warehouse operations for Office Depot between 1987 and 1998 and established many of its retail markets, along with its nationwide distribution center network which helped grow it into a $9 billion company. Because of his experience in warehousing and distribution, we believe Mr. Estalella is well qualified to serve on our Board of Directors.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act, requires our directors and named executive officers, and persons who beneficially own more than 10% of our common stock, to file initial reports of ownership and reports of changes in ownership of our common stock and our other equity securities with the SEC. As a practical matter, we assist our directors and officers by monitoring transactions and completing and filing Section 16 reports on their behalf. Based solely on a review of the copies of such forms in our possession and on written representations from reporting persons, we believe that during 2015, all of our named executive officers and directors filed the required reports on a timely basis under Section 16(a) of the Exchange Act, except for (i) Michael Doron, William Bush, Stacey Jenkins and Noel Thompson regarding the July 2015 board grant.

CODE OF CONDUCT

Our Board of Directors established a Code of Conduct applicable to our officers and employees. The Code of Conduct is accessible on our website at www.ir.musclepharmcorp.com. If we make any substantive amendments to the Code of Conduct or grant any waiver, including any implicit waiver, from a provision of the Code of Conduct to our officers, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K.

CORPORATE GOVERNANCE OVERVIEW

Our business, assets and operations are managed under the direction of our Board of Directors. Members of our Board of Directors are kept informed of our business through discussions with our chief executive officer, chief financial officer, our external counsel, members of management and other Company employees as well as our independent auditors, and by reviewing materials provided to them and participating in meetings of the Board of Directors and its committees.

In addition to its management function, our Board of Directors remains committed to strong and effective corporate governance, and, as a result, it regularly monitors our corporate governance policies and practices to ensure we meet or exceed the requirements of applicable laws, regulations and rules, the NASDAQ listing standards, as well as the best practices of other public companies.

Our corporate governance program features the following:

•	a Board of Directors that is up for election annually;

•	all of our directors, other than our interim chief executive officer, interim president and chairman of the board of directors, and former president, are independent;

•	we have no stockholder rights plan in place;

•	periodically updated charters for each of the Board’s committees, which clearly establish the roles and responsibilities of each such committee;

•	regular executive sessions among our non-employee and independent directors;

•	a Board of Directors that enjoys unrestricted access to our management, employees and professional advisers;

•	in 2015, each director attended at least 75% of the aggregate of the total number of Board meetings and total number of meetings of Board committees on which such director served during the time he served on the Board of Directors or committees.;

•	a clear Code of Conduct that is reviewed regularly for best practices;

•	a clear Insider Trading Policy that is reviewed regularly;

•	a Corporate Communications Policy that is reviewed with employees and the Board periodically;

•	a clear set of Corporate Governance Guidelines that is reviewed regularly for best practices;

•	our Compensation Committee or Board of Directors may require the forfeiture, recovery or reimbursement of incentive compensation from an executive officer as required under United States securities laws;

•	no board member is serving on an excessive number of public company boards; and

•	the Compensation Committee’s engagement of an independent compensation consultant.

Board of Directors’ Role in Risk Management

The Board of Directors oversees an enterprise-wide approach to risk management, designed to support the achievement of organizational objectives, including strategic objectives, to improve long-term organizational performance and enhance shareholder value. Risk management includes not only understanding company specific risks and the steps management implements to manage those risks, but also the level of risk acceptable and appropriate for us. Management is responsible for establishing our business strategy, identifying and assessing the related risks and implementing appropriate risk management practices. Our Board of Directors reviews our business strategy and management’s assessment of the related risk, and discusses with management the appropriate level of risk for us. For example, the Board of Directors meets with management at least quarterly to review, advise and direct management with respect to strategic business risks, risks related to our new product development, financial risks, among others. The Board of Directors also delegates oversight to Board committees to oversee selected elements of risk.

The Audit Committee oversees financial risk exposures, including monitoring the integrity of our financial statements, internal controls over financial reporting, and the independence of our Independent Registered Public Accounting Firm. The Audit Committee reviews periodic internal controls and related assessments from our finance department and an annual attestation report on internal control over financial reporting from the Company’s Independent Registered Public Accounting Firm. The Audit Committee also assists the Board of Directors in fulfilling its oversight responsibility with respect to compliance matters and meets at least quarterly with our finance department, Independent Registered Public Accounting Firm and internal or external legal counsel to discuss risks related to our financial reporting function. In addition, the Audit Committee ensures that our business is conducted with the highest standards of ethical conduct in compliance with applicable laws and regulations by monitoring our Code of Business Conduct and our Corporate Compliance Hotline, and the Audit Committee discusses other risk assessment and our risk management policies periodically with management.

The Compensation Committee participates in the design of compensation structures that create incentives that encourage a level of risk-taking behavior consistent with our business strategy, as is further described in the Compensation Discussion and Analysis section.

The Nominating & Governance Committee oversees governance-related risks by working with management to establish corporate governance guidelines applicable to us, and making recommendations regarding director nominees, the determination of director independence, Board of Directors leadership structure and membership on Board committees.

The Strategic Initiative Committee evaluates and assists the Board of Directors in overseeing our implementation of key strategic initiatives.

AUDIT COMMITTEE

The Audit Committee reviews the work of our internal accounting and audit processes and the Independent Registered Public Accounting Firm. The Audit Committee has sole authority for the appointment, compensation and oversight of our Independent Registered Public Accounting Firm and to approve any significant non-audit relationship with the Independent Registered Public Accounting Firm. The Audit Committee is also responsible for preparing the report required by the rules of the SEC to be included in our annual proxy statement. The Audit Committee is currently comprised of Mr. Bush, Mr. Doron and Mr. Jenkins. Mr. Bush is an “Audit Committee financial expert” within the meaning of Item 407 of Regulation S-K, and serves as chair of the Audit Committee. Each of Messrs. Doron and Jenkins is independent for Audit Committee purposes, as determined under Exchange Act rules. Mr. Bush joined the Audit Committee in May 2015, Mr. Doron joined the Audit Committee in October 2012, and Mr. Jenkins joined the Audit Committee in May 2015. During 2015, the Audit Committee held 8 meetings.

Item 11. Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

The following discussion and analysis contains statements regarding individual and company performance targets and goals used in setting compensation for our named executive officers. These targets and goals are disclosed in the limited context of the Company’s compensation programs and should not be understood to be statements of management’s future expectations or estimates of future results or other guidance. The Company specifically cautions investors not to apply these statements to other contexts.

The following Compensation Discussion and Analysis (“CD&A”) is designed to provide insight into the Company’s executive compensation philosophy, objectives and programs, as well as our decisions related to the compensation of our named executive officers (“NEOs”) for 2015 and the beginning of 2016. During 2015, and continuing into 2016, the Company experienced a significant amount of turnover of NEOs in connection with our execution of strategic actions related to restructuring and realigning the Company to enhance shareholder value. As a result, this CD&A will highlight compensation decisions related to the following NEOs for 2015 and 2016, including several former NEOs:

•	Ryan Drexler—Interim Chief Executive Officer, Interim President and Chairman of the Board of Directors

•	John Price—Chief Financial Officer

•	Brad Pyatt—Former Chief Executive Officer

•	Richard Estalella—Former President

•	James Greenwell—Former Chief Operating Officer

•	Cory Gregory—Former Executive Vice President

•	Don Prosser—Former Chief Financial Officer

EXECUTIVE SUMMARY

NEO Departures and Appointments

In connection with the execution of the Company’s strategic plan, the following events took place in 2015 and early 2016.

•	Mr. Drexler, the current Interim Chief Executive Officer, Interim President and Chairman of the Board of Directors, was appointed executive chairman of the Company on August 25, 2015 and interim chief executive officer, interim president and chairman of the board of directors upon Mr. Pyatt’s termination of employment.

•	Mr. Pyatt served as our chief executive officer until his termination of employment on March 15, 2016.

•	Mr. Estalella terminated his position as president on December 30, 2015. He remains a member of our Board of Directors.

•	Mr. Gregory terminated his position as executive vice president on November 6, 2015.

•	Mr. Greenwell terminated his position as chief operating officer on August 25, 2015.

•	Mr. Prosser stepped down as chief financial officer on March 2, 2015, and remained a non-executive employee of the Company through April 15, 2015.

•	On March 5, 2015, our Board of Directors appointed Mr. Price, who had previously been the Company’s executive vice president of finance, as the Company’s chief financial officer.

Company Revenue Performance

MusclePharm has experienced growth across multiple nutritional supplement categories and geographies. In 2015, we realized net revenue of $167 million (a five-year compound annual growth rate of 120%). Net revenue is equal to our gross revenue less product discounts, customer rebates and incentives.

                                    [CHART]

Although the Company has experienced revenue growth in recent years, the Company’s revenues for 2015 did not meet the threshold set by the Compensation Committee under the Company’s Executive Bonus Program and, as a result, no bonuses were paid to those named executive officers who were eligible to receive a 2015 bonus with respect to this metric. For additional discussion of the Company’s Executive Bonus Program and resulting payouts based on 2015 performance, see the section titled “2015 Executive Bonus Program.”

EXECUTIVE COMPENSATION PRACTICES

Compensation Philosophy

Compensation Principles and MusclePharm Best Practices

The following highlights compensation best practices we engage in and practices we avoid to align our executive compensation program with shareholder interests:

What we do:

☐	Pay for performance

☐	Maintain a significant portion of compensation as variable for each executive’s total compensation, including compensation related to annual and long-term incentives

☐	Cap annual incentive payouts for each executive

☐	Utilize an independent compensation consultant who reports directly to the Compensation Committee

☐	Continue ongoing dialogue with shareholders

☐	Utilize external benchmarking practices

☐	Mitigate undue risk through an annual risk assessment to determine the degree to which compensation plans and decisions impact executive risk taking

☐	The Company generally vests equity awards ratably over three years

What we don’t do:

×	Provide excise tax gross-ups

×	Allow hedging or derivative transactions utilizing company stock by any employee or director

×	Repricing or backdating of stock options

THE EXECUTIVE COMPENSATION DECISION MAKING PROCESS

Compensation Objectives

MusclePharm’s executive compensation program is designed to attract, motivate and retain talented executives that will drive Company growth and create long-term shareholder value. The Compensation Committee has established the following set of objectives for the executive compensation program:

•	Compensation should be market competitive: The executive compensation program is designed to provide market-competitive total compensation while maintaining fiscal responsibility for shareholders.

•	Compensation should reward performance and support MusclePharm’s business strategy: A significant portion of the named executive officers’ total compensation is variable and the amount actually realized is dependent upon the achievement of key annual performance measures or stock price.

•	Compensation should be aligned with shareholders’ interests: MusclePharm’s compensation program also seeks to reward executive officers for increasing the Company’s stock price over the long-term by providing the majority of total compensation opportunities for executive officers in the form of long-term equity awards. While this is the Company’s general approach, due to limited equity awards in response to significant turnover during 2015, the Company reported a heavier ratio of cash-to-equity compensation than is typically provided.

Roles of the Compensation Committee, Independent Compensation Consultant, and Chief Executive Officer in Compensation Decision Making

The Compensation Committee oversees and administers our executive compensation program, with input and recommendations from our chief executive officer, as well as input from an independent executive compensation consulting firm, as described below.

To aid the Compensation Committee in making its compensation determinations, during 2015 the chief executive officer provided recommendations to the Compensation Committee regarding the compensation of all executive officers, excluding himself. Each named executive officer other than the chief executive officer, in turn, participates in an annual performance review with the chief executive officer to provide input about his individual contributions to the Company’s success. The Compensation Committee gathers data on the chief executive officer’s performance through several channels, including qualitative and quantitative assessments of the Company’s performance, discussions with other members of the management team and discussions with other members of the Board of Directors. Each Compensation Committee meeting ordinarily includes an executive session without members of management present.

The Compensation Committee establishes corporate and individual performance goals at the beginning of each year for use under the Company’s annual bonus plan based on the Company’s annual financial plan (with respect to the corporate performance goals). The Company’s annual financial plan is formulated by the executive management team and is submitted for review and approval by the Board of Directors. The Compensation Committee retains authority under the Company’s annual and long-term incentive plans to use negative discretion in relation to the annual incentive and equity awards achieved by meeting or exceeding pre-determined objectives. In addition, the Compensation Committee also has the authority to make discretionary bonus awards to our named executive officers. It did not exercise this discretion in 2015.

Independent Compensation Consultant

The Compensation Committee has retained Longnecker Associates (“Longnecker”), an independent executive compensation consulting firm, since 2013 to assist in providing advice and data with respect to executive compensation matters. Longnecker reports to the Compensation Committee, and may not conduct any other work for the Company without the authorization of the Compensation Committee. Longnecker did not provide any additional services to MusclePharm in 2015 beyond its engagement as an advisor to the Compensation Committee on executive compensation matters. After review and consultation with Longnecker, the Compensation Committee has determined that Longnecker is independent and there is no conflict of interest resulting from the engagement of Longnecker. In reaching these conclusions, the Compensation Committee considered the factors set forth under SEC rules.

In 2014, Longnecker provided market executive compensation analyses as well as advice to the Compensation Committee with respect to competitive compensation practices in similar organizations and determining the appropriate levels of salary, annual incentives and long-term incentives to the Company’s top executive officers. In 2015, Longnecker worked with the Compensation Committee and management to revise the 2015 annual and long-term incentive programs, as well as provide advice related to the design of the Company’s independent director compensation program.

Establishing the Competitive Market

Longnecker works with the Compensation Committee to establish a compensation peer group to be used in its market executive compensation analysis. When determining potential peer companies, Longnecker and the Compensation Committee analyzed public companies similar to MusclePharm based on factors such as size of revenue, assets, net income, market capitalization and total enterprise value. Additional factors such as geographical operations, complexity of operations, and optical implications are also considered in the peer company selection process. In 2015, the Compensation Committee, based on advice from Longnecker, approved the following compensation peer group. This compensation peer group was redesigned from 2014’s peer group to include more sector-specific and similarly-sized competitors. Specifically, American Oriental Bioengineering, Inc., Blyth, Inc., Nu Skin Enterprises Inc., Prestige Brands Holdings, Inc., The Hain Celestial Group, Inc. and

Vitacost.com, Inc. were removed from the peer group and Balchem Corp., Immunotec Inc., Innophos Holdings Inc., Natural Alternatives International Inc., Natural Health Trends Corp. and Reliv International, Inc. were added to the peer group.

2015 Compensation Peer Group
Balchem Corp.	Natural Alternatives International Inc.
Boulder Brands, Inc.	Natural Health Trends Corp.
Immunotec Inc.	Nature’s Sunshine Products Inc.
Innophos Holdings Inc.	Nutraceutical International Corporation
Lifevantage Corporation	Nutrisystem, Inc.
Mannatech, Incorporated	Omega Protein Corporation
Medifast Inc.	Reliv International, Inc.

The Compensation Committee also reviews and considers applicable published survey data when making compensation decisions. In setting 2015 compensation, Longnecker provided applicable data to the Compensation Committee from the following survey sources: Economic Research Institute, Mercer, Pay Factors, and Towers Watson.

Setting Executive Compensation

The Compensation Committee considers external data, described above, as well as data compiled from individuals within the Company in making executive compensation decisions. Every year the Committee reviews the executive compensation program relative to the market using a blend of data gathered from proxy statements of our companies included in our compensation peer group and published compensation survey data. This analysis provides the necessary background to the Compensation Committee to ensure the executive compensation program is market-competitive. However, the Compensation Committee does not guarantee that any executive will receive a specific market-derived compensation level.

In addition, the Compensation Committee has taken the approach of determining the mix of compensation elements, such as base salary, annual incentives and long-term equity awards, on an individual basis. The Compensation Committee allocates total compensation between cash and equity compensation based on a number of factors, including competitive practices utilized by the companies in MusclePharm’s compensation peer group, the role and responsibilities of the individual executive, and the performance the Company wants to drive behaviors toward.

ELEMENTS OF EXECUTIVE COMPENSATION

MusclePharm’s executive compensation program has three major components: base salary, annual incentive and long-term incentive compensation. A significant portion of each executive’s total compensation package is typically comprised of long-term equity compensation, which creates a natural alignment between executives’ interests and shareholder interests, and also serves as a retention vehicle for our named executive officers. Given executive transitions during 2015, most of our named executive officers did not receive equity awards and as a result, with respect to certain named executive officers, the make-up of our executive compensation program for 2015 was different than in prior years.

Base Salary

Base salaries play an essential role in attracting and retaining the key talent needed to run MusclePharm successfully. Each year, the Compensation Committee determines whether to approve merit increases to our named executive officers’ base salaries based upon the Company’s performance, their individual performance, changes in duties and responsibilities and the recommendations of our chief executive officer (except for purposes of determining his own salary). Typically, no formulaic or guaranteed base salary increases are provided to our named executive officers. As an overall group, the base salaries for our named executive officers historically were aligned with or under the market 25th percentile of our compensation peer group, described above. The Committee will continue to competitively align base salaries with the market as appropriate, which will position the Company to remain competitive from an attraction and retention perspective.

After performing its annual review of the executive team’s base salary levels, the Compensation Committee decided to increase base salaries for 2015 in order to be more competitive with the market. The following table summarizes the adjustments made to each executive’s base salary. The base salaries for Messrs. Gregory and Prosser were not increased because their salaries were determined to be market competitive. Mr. Price’s base salary was increased from $225,000 to $250,000 in connection with his promotion to chief financial officer. The Compensation Committee determined the amount of the increase after reviewing compensation paid to chief financial officers of companies in our compensation peer group and published survey data, as described above, as well as considering Mr. Price’s skills and experience.

Name	2014 Base Salary	2015 Base Salary
Ryan Drexler	N/A	N/A
John Price[1]	$225,000	$250,000
Brad Pyatt[2]	$325,000	$425,000
Richard Estalella[3]	$300,000	$375,000
James Greenwell[3]	$275,000	$300,000
Cory Gregory[3]	$200,000	$200,000
Don Prosser[3]	$275,000	$275,000
1	Mr. Price was not an executive officer of the Company during 2014.
2	Mr. Pyatt’s employment with the Company terminated on March 15, 2016.
3	Messrs. Estalella, Greenwell, Gregory and Prosser’s employment terminated during 2015.

More recently, we aligned our interim chief executive officer, interim president and chairman of the board of directors base salary to the 50th percentile based upon his experiences with sports nutrition companies and ability to manage the Company’s restructuring activities. During 2015, Mr. Drexler did not receive a base salary from the Company. In February 2016, the Compensation Committee decided to pay him a lump sum amount equal to $250,000 as compensation for his service to the Company as Executive Chairman. In February 2016, the Company also entered into an employment agreement with Mr. Drexler pursuant to which he will receive an annual base salary of $550,000. The Compensation Committee determined his base salary after reviewing compensation paid to chief executive officers of companies in our compensation peer group and survey data as described above, as well as considering Mr. Drexler’s skills and experience.

Annual Incentive (“2015 Executive Bonus Program”)

In early 2015, the Compensation Committee revised the Company’s Executive Bonus Program to better reflect the Company’s objectives for 2015. The Compensation Committee determined that a corporate profitability metric should be implemented under the 2015 Executive Bonus Program and added a gross margin percentage metric. Gross Margin Percentage is defined as the difference between net revenue and cost of sales divided by cost of sales. The Compensation Committee retained revenue and Adjusted EBITDA as metrics under the Executive Bonus Program because revenues are an important measure of our business and how well our products and brands sell and Adjusted EBITDA is a measure of ongoing business performance that is important to our investors. Mr. Drexler was not eligible to participate in the 2015 Executive Bonus Program. Given their employment status, Messrs. Drexler and Prosser were not eligible to participate in the Company’s 2015 Executive Bonus.

The following table illustrates the Compensation Committee’s structure for the 2015 Executive Bonus Program. In regards to threshold, target, and stretch target performance achievements, the correlating bonus amount paid out if achieved would equal 75%, 100%, or up to 125%, respectively, of the portion of the bonus associated with such metric (in thousands except %).

	2015 Executive Bonus Program Measures	Threshold	Target	Stretch Target	Weighting
Corporate	Net Revenue	$188,000	$221,000	$236,000	25%
	Adjusted EBITDA	($11,500)	($10,000)	($8,000)	20%
	Gross Margin Percentage	32%	34%	36%	10%

Individual	A number of goals and objectives, both quantitative and qualitative, specific to each executive’s responsibilities within the Company.				45%

Adjusted EBITDA is a Non-GAAP financial measure. An explanation of how we calculate this measure in contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the Securities and Exchange Commission.

Each named executive officer is eligible to earn an annual incentive bonus, based on a target dollar amount established by the Compensation Committee. For 2015, Mr. Pyatt’s target bonus was $450,000, Mr. Price’s, $250,000, Mr. Estalella’s, $350,000, Mr. Greenwell’s, $300,000 and Mr. Gregory’s, $225,000. An executive can earn between 75% and 125% of their weighted target incentive based on the achievement of each of the goals described above. In no event may an executive earn more than 200% of his total target bonus.

2015 Executive Bonus Program—Corporate Objectives Payout

In January 2016, the Compensation Committee reviewed the 2015 corporate performance and each executive’s 2015 performance and determined their actual bonus payout. The following tables summarize the actual bonus payouts determined by Compensation Committee (in thousands, except %, bonus target and bonus earned).

	Threshold	Net Revenue
Executive		Target	Stretch	Actual	% of Goal Achieved	Bonus Target	Bonus earned
John Price	$188,000	$221,000	$236,000	$166,858	0%	$62,500	$0
Brad Pyatt	$188,000	$221,000	$236,000	$166,858	0%	$106,250	$0
Richard Estalella [1]	$188,000	$221,000	$236,000	$166,858	0%	$87,500	NA
James Greenwell[1]	$188,000	$221,000	$236,000	$166,858	0%	$75,000	NA
Cory Gregory [1]	$188,000	$221,000	$236,000	$166,858	0%	$56,250	NA
Don Prosser [1]	$188,000	$221,000	$236,000	$166,858	0%	NA	NA

	Threshold	Adjusted EBITDA
Executive		Target	Stretch	Actual	% of Goal Achieved	Bonus Target	Bonus Earned
John Price	($11,500)	($10,000)	($8,000)	($2,672)	125%	$50,000	$62,500
Brad Pyatt	($11,500)	($10,000)	($8,000)	($2,672)	125%	$85,000	$106,250
Richard Estalella [1]	($11,500)	($10,000)	($8,000)	($2,672)	125%	$70,000	NA
James Greenwell [1]	($11,500)	($10,000)	($8,000)	($2,672)	125%	$60,000	NA
Cory Gregory [1]	($11,500)	($10,000)	($8,000)	($2,672)	125%	$45,000	NA
Don Prosser [1]	($11,500)	($10,000)	($8,000)	($2,672)	125%	NA	NA

	Threshold	Gross Margin Percentage
Executive		Target	Stretch	Actual	% of Goal Achieved	Bonus Target	Bonus Earned
John Price	32%	34%	36%	34%	100%	$25,000	$25,000
Brad Pyatt	32%	34%	36%	34%	100%	$42,500	$42,500
Richard Estalella [1]	32%	34%	36%	34%	100%	$35,000	NA
James Greenwell [1]	32%	34%	36%	34%	100%	$30,000	NA
Cory Gregory [1]	32%	34%	36%	34%	100%	$22.500	NA
Don Prosser [1]	32%	34%	36%	34%	100%	NA	NA

1	As a result of their employment terminations during 2015, none of Messrs. Estalella, Greenwell, Gregory or Prosser was entitled to an annual bonus for 2015. As part of his severance, Mr. Greenwell received a lump sum payment equal to 50% of his 2015 target bonus.

2015 Executive Bonus Program—Individual Objectives Payout

The Compensation Committee evaluated the performance of each of the named executive officers in relation to their pre-determined individual goals for 2015 and determined that 50% of such goals, in the aggregate, were achieved. Mr. Price’s goals were: Secure a new credit facility, ensure timely and accurate SEC reporting, deliver positive cash flow and implement a new software solution for expense reporting. Mr. Pyatt’s goals were: Recruitment of experienced executives, sign a new celebrity endorser, uplist to major market and develop and launch two new product lines.

Executive	Individual Goals
	Bonus Target	Bonus Earned
John Price	$112,500	$56,250
Brad Pyatt	$191,250	$95,625
Richard Estalella [1]	$157,500	$0
James Greenwell [1]	$135,000	$0
Cory Gregory [1]	$101,250	$0
Don Prosser [1]	N/A	N/A

1	As a result of their employment terminations during 2015, none of Messrs. Estalella, Greenwell, Gregory or Prosser were entitled to an annual bonus for 2015. As part of his severance, Mr. Greenwell received a lump sum payment equal to 50% of his 2015 target bonus.

2015 Executive Bonus Program—Total Bonus Payout

Overall, our named executive officers’ total bonus payouts for 2015 performance resulted in below target awards.

Executive	Total 2015 Bonus Payout
	Target	Actual	Actual as a % of Target
John Price	$250,000	$143,750	57.5%
Brad Pyatt	$425,000	$244,375	57.5%
Richard Estalella [1]	$350,000	$0	0%
James Greenwell [1]	$300,000	$0	0%
Cory Gregory [1]	$200,000	$0	0%
Don Prosser [1]	N/A	N/A	N/A

1	As a result of their employment terminations during 2015, none of Messrs. Estalella, Greenwell, Gregory or Prosser was entitled to an annual bonus for 2015. As part of his severance, Mr. Greenwell received a lump sum payment equal to 50% of his 2015 target bonus.

Long-term Incentives

Long-term incentives granted by the Company have historically been in the form of restricted stock awards, which generally vest over a three year period. Restricted stock grants are used as an effective retention tool while simultaneously aligning executives’ interests with those of shareholders. The Compensation Committee believes that restricted stock awards are an effective tool for adding an immediate financial incentive to remain with the Company and work for us that will mitigate potential attempts by labor market competitors to recruit critical employees.

In connection with his promotion to chief financial officer in 2015, Mr. Price received an award of 50,000 restricted shares. This award vests 60% on December 31, 2016, 20% on December 31, 2017 and 20% on December 31, 2018. The Compensation Committee determined the size of Mr. Price’s grant after reviewing the value of equity awards granted to chief financial officers of companies in our compensation peer group and survey data as described above, as well as the Company’s historical grant practices. Also in 2015, the Board of Directors granted awards of restricted stock to Mr. Drexler. Mr. Drexler was granted 3,353 shares of restricted stock for service on our Board of Directors in accordance with our compensation program for non-employee directors. He was also awarded 28, 571 vested shares of restricted stock in consideration for his individual guaranty of Company debt. See “Related Party Transactions” for more information on this grant. None of the other named executive officers received a grant of long-term incentive awards in 2015.

Severance and Change in Control Agreements

We have entered into change in control agreements and severance agreements with certain of our executive officers. The Compensation Committee believes these types of agreements are essential in order to attract and retain qualified executives in our senior management team. For details, including with respect to the severance payments paid to certain terminated named executive officers, see “Employment, Severance and Change in Control Arrangements” below.

Employee Benefit Plans

We maintain a Section 401(k) Savings/Retirement Plan (the “401(k) Plan”) to cover eligible employees of the Company and any designated affiliate in the United States. The 401(k) Plan permits eligible employees to defer up to the maximum dollar amount allowed by law including a catch-up provision for employees over the age of 50. The employees’ elective deferrals are immediately vested upon contribution to the 401(k) Plan. We currently make discretionary matching contributions to the 401(k) Plan in an amount equal to 100% of deferrals up to 4% of the participant’s annual base pay and subject to a total employer contribution of $10,600, and certain other limits.

We do not maintain any other defined benefit, defined contribution or deferred compensation plans for our employees.

Our executive officers are eligible to participate in all of our employee benefit plans, such as medical, dental, vision, group life and disability insurance, in each case on the same basis as other employees, subject to applicable law. We also provide vacation and other paid holidays to all employees, including our executive officers. In addition, we provide certain highly-compensated employees, including our named executive officers, with supplemental long-term disability coverage. For purposes of eligibility for this coverage, highly-compensated employees are defined as those employees whose monthly income is greater than $13,333, or $160,000 per year. Certain of our executive are also entitled to certain perquisites, as described and quantified in the Summary Compensation Table below.

Risk Assessment of Compensation Policies and Programs

In early 2016, management assessed our compensation policies and programs for all employees for purposes of determining the relationship of such policies and programs and the enterprise risks faced by the Company and presented its assessment to the Compensation Committee. Based on its assessment, management recommended, and the Compensation Committee concluded, that none of our compensation policies or programs create risks that are reasonably likely to have a material adverse effect on the Company. In connection with their review, management and the Compensation Committee noted certain key attributes of our compensation policies and programs that help to reduce the likelihood of excessive risk taking, including:

•	The program design provides a balanced mix of cash and equity compensation, delivered as fixed and variable compensation and via base salary, annual incentives and long-term incentives.

•	Corporate performance objectives are designed to be both rigorous and consistent with the Company’s overall business plan and strategy, as approved by the Board of Directors.

•	The determination of executive incentive awards is based on a review of a variety of indicators of performance, including both financial and non-financial goals, reducing the risk associated with any single indicator of performance.

•	Incentive payments are capped at no more than 200% of target.

•	The Company’s equity awards generally vest over three year periods.

•	The Compensation Committee has the right to exercise negative discretion over executive incentive plan payments.

Tax and Accounting Considerations

Section 162(m) of the Internal Revenue Code disallows a tax deduction for any publicly-held corporation for individual compensation exceeding $1 million in any taxable year for a company’s named executive officers, other than its chief financial officer, unless compensation qualifies as performance-based under such section. The Compensation Committee considers the tax impact of our executive compensation programs as one of the factors to be considered when setting and evaluating these programs. The Compensation Committee retains full discretion to award compensation packages that will best attract, retain, and reward executive officers and contribute to the achievement of our business objectives. We have awarded and may or may not in the future award compensation that is not fully deductible under Section 162(m).

The Compensation Committee considers the accounting implications of significant compensation decisions, especially in connection with decisions that relate to our equity incentive award plans and programs.

COMPENSATION COMMITTEE REPORT

The Compensation Committee of the Board of Directors (the “Compensation Committee”) has furnished this report on executive compensation. This report, filed in accordance with Item 407(e)(5) of Regulation S-K, should be read in conjunction with the other information relating to executive compensation which is contained elsewhere in this Annual Report on Form 10-K/A and is not repeated here.

In this context, the Compensation Committee hereby reports as follows:

1.	The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis section contained herein with management.

2.	Based on the review and discussions referred to in paragraph (1) above, the Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K/A for filing with the SEC.

April 29, 2016

COMPENSATION COMMITTEE

/s/ Michael Doron, Chairman

Noel Thompson

William Bush

COMPENSATION OF EXECUTIVE OFFICERS

Summary Compensation Table for 2015

The following summary compensation tables sets forth all compensation awarded to, earned by, or paid to our named executive officers during the years ended December 31, 2015, 2014, 2013.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($) **		Total ($)
Current
Ryan Drexler (1)	2015	250,000	(8)	—	—		—	—	77,876	(12)	$327,876
Interim Chief Executive Officer,
Interim President and Chairman of the Board of Directors

John Price (2)	2015	244,375		—	214,500	(9)	—	$143,750	11,525	(12)	614,150
Chief Financial Officer

Former

Bradley J. Pyatt (3)	2015	420,833			—		—	$244,375	133,278	(12)	798,486
Chief Executive Officer	2014	325,000		314,063	6,500,000	(10)	—	—	(20,628)		7,118,435
	2013	250,000		260,000	3,853,500	(11)	—	—	99,042)		4,462,542

Richard F. Estalella (4)	2015	371,875			—		—	—	47,865	(12)	419,740
President and Chief Operating	2014	291,167		264,063	3,250,000	(10)	—	—	22,238)		3,827,468
Officer	2013	163,000		250,000	1,101,000	(11)	—	—	32,763		1,546,763

James J. Greenwell (5)	2015	480,598			—		—	—	184,533	(12)	665,131
Chief Operating Officer	2014	172,500		140,993	1,300,000	(10)	—	—	5,547		1,619,040

Cory J. Gregory (6)	2015	215,809			—		—	—	26,379	(12)	242,188
Executive Vice President of Brand	2014	200,000		182,813	1,300,000	(10)	—	—	7,224		1,690,037
Awareness and Social Media	2013	150,000		160,000	1,651,500	(11)	—	—	16,713		1,978,213

Donald W. Prosser (7)	2015	95,026							7,195	(12)	102,221
Chief Financial Officer and Treasurer	2014	195,416		81,680	1,300,000	(10)	—	—	7,226		1,584,322

**	The Company’s executive compensation table and, specifically, perquisites as disclosed in the “Other Compensation” column of the executive compensation table was previously under review with the SEC as part of an SEC Investigation, which was resolved in September 2015, as discussed in Note 12 of the Notes to Consolidated Financial Statements included in our Form 10-K for our 2015 fiscal year. The Audit Committee conducted a detailed and thorough analysis of the perquisites for the periods of 2010, 2011, 2012 and 2013 as part of the preparation of these tables and the SEC Investigation. The Company and SEC agreed to appoint Chord Advisors, LLC for a 12-month period to monitor the Company’s reporting practices and internal controls.
(1)	On August 26, 2015, our Board of Directors appointed Mr. Drexler as the Company’s executive chairman. On February 11, 2016, Mr. Drexler entered into an employment agreement with the Company, pursuant to which the Company agreed to pay him a lump sum of $250,000 in respect of his service to the Company, in lieu of any base salary for 2015. On March 15, 2016, Mr. Drexler was appointed as the interim chief executive officer, interim president and chairman of the board of directors. Amounts paid to Mr. Drexler in connection with his service as a member of our Board of Directors, including the grant of restricted stock received in his capacity as a director, are included in the “Director Compensation Table” below. For information regarding restricted stock granted to Mr. Drexler in connection with his individual guaranty of Company debt see “Related Party Transactions” below.
(2)	Mr. Price joined the Company in July 2014 as the Company’s executive vice president of finance and was appointed to his position as the Company’s chief financial officer on March 5, 2015.
(3)	Mr. Pyatt resigned from his position as the Company’s chief executive officer on March 15, 2016. Mr. Pyatt had also served as our president until he resigned from that position in April 2014.

(4)	Mr. Estalella was appointed to his position as the Company’s chief operating officer on April 29, 2013 and was appointed as president in April 2014 at which time he resigned as chief operating officer. On December 30, 2015, Mr. Estalella resigned as president and remained a member of our Board of Directors.
(5)	Mr. Greenwell was appointed to his position as the Company’s chief operating officer on May 12, 2014 and resigned his position on the Board of Directors. On August 25, 2015, Mr. Greenwell resigned as the chief operating officer.
(6)	Mr. Gregory resigned his position as executive vice president of brand awareness and social media on November 6, 2015.
(7)	Mr. Prosser was appointed to his position as the Company’s chief financial officer on April 16, 2014 and resigned his position on the Board of Directors. On March 2, 2015, Mr. Prosser resigned his position as chief financial officer and remained with the Company in a non-executive role until his contract ended on April 15, 2015. Amounts included as base salary for Mr. Prosser include amounts paid to him in respect of his service as chief financial officer as well as a non-executive employee of the Company.
(8)	Mr. Drexler did not receive a base salary from the Company in 2015. In February 2016, however, the Company’s Compensation Committee agreed to compensate Mr. Drexler in the amount of $250,000 for his service to the Company as executive chairman from August 2015. In February 2016, the Company also entered into an employment agreement with Mr. Drexler pursuant to which he will receive an annual base salary of $550,000.
(9)	Reflects the full grant date fair value of restricted stock awards granted in 2015 calculated in accordance with FASB ASC Topic 718, disregarding the effects of estimated forfeitures, based on the closing price of the common stock of $4.29 on the date of the grant.
(10)	Reflects the full grant date fair value of restricted stock award granted in 2014 calculated in accordance with FASB ASC Topic 718, disregarding the effects of estimated forfeitures, based on the closing price of the common stock of $13.00 on the date of the grant.
(11)	Reflects the full grant date fair value of restricted stock award granted in 2013 calculated in accordance with FASB ASC Topic 718, disregarding the effects of estimated forfeitures, based on the closing price of the common stock of $11.01 on the date of the grant.
(12)	Amounts under “All Other Compensation” for 2015 include the following Company 401(k) matching contributions, life insurance premiums paid by the Company on behalf of the executive officers, perquisites and severance payments:

	Drexler ($)	Price ($)	Pyatt ($)	Estalella ($)	Greenwell ($)	Gregory ($)	Prosser ($)
Company 401(k) Matching Contributions	—	$—	$10,600	$10,600	$7,918	$9,119	$3,616
Miscellaneous (a)	$32	$3,875	$20,534	$19,137	$157,308	$8,331	$1,458
Automobile Expenses (b)	$5,947	$7,650	$20,864	$9,000	$14,000	$7,700	$1,750
Club Fees, Expenses and Golf Tournaments (c)	—	—	$29,602	—	—	—	—
Attorney Fees (d)	$71,897	—	$3,245	—	—	—	—
Sports Donations (e)			$20,186
Sports Tickets (f)	—	—	$14,467	—	—	—	—
Travel (g)	—	—	$12,872	$4,025	$4,025	—	—
Life Insurance Premiums	—	—	$908	$5,103	1,282	$1,229	$371

TOTAL	$77,876	$11,525	$133,278	$47,865	$184,533	$26,379	$7,195

(a)	These amounts include an allowance paid by the Company for miscellaneous expenses, Company provided match to health savings accounts and amounts for expenses incurred by our executives that have been inadequately documented to support a business purposes or personal in nature. For Mr. Pyatt, amounts also include Company paid vacation housing and additional apparel not covered by the allowance. For Mr. Greenwell, amounts also include his 2015 bonus paid in conjunction with his severance (paid in 2016.)

(b)	We provide an automobile allowance for Mr. Price, Mr. Estalella, Mr. Greenwell, Mr. Gregory and Mr. Prosser and the use of a Company car for Mr. Drexler and Mr. Pyatt. For the Company car provided to Mr. Drexler and Mr. Pyatt, the Company insures the car under its insurance programs, pays all registration, license, taxes and other fees on the car, pays for all repairs and reimburses for all gas and maintenance costs on the car. The amount disclosed for Mr. Drexler and Mr. Pyatt represent that portion of the total annual cost to the Company for the automobile provided to the executive attributable to their personal use.
(c)	Represents payments for golf club memberships for Mr. Pyatt, including monthly dues, guest fees, meals and entertainment costs at the golf clubs and other personal expenses incurred by Mr. Pyatt at the golf clubs, including apparel. Amount also includes golf tournament fees and housing at a major golf event.
(d)	Represents legal fees in relation to the bank guarantee provided by Mr. Drexler, with the Company’s bank, legal fees in relation to the convertible note that the Company entered into with Mr. Drexler and legal fees related to Mr. Pyatt’s employment contract and related chief executive officer’s duties.
(e)	Represents amount paid by the Company for football equipment to Arvada West High School, for which Mr. Pyatt coaches.
(f)	Amount represents the cost of tickets to attend a Denver Broncos game in the Company’s luxury suite, including catered food. Mr. Pyatt donated the tickets to his sons football team to be utilized for fund raising.
(g)	Represents amounts paid by the Company for our executive’s utilization of private jet travel for business purposes. Amount represents the difference between the private travel cost and commercial airfare travel cost for the applicable trip.

Grants of Plan-Based Awards in Fiscal Year 2015

		Estimated possible payouts under non-equity incentive plan awards			All Other Stock Awards: Number of Shares of Stock	Grant Date Fair Value of Stock and Option Awards
	Grant date	Threshold	Target	Maximum
Name		($)	($)	($)	(#)	($)
John Price	4/28/2015	$187,500	$250,000	$312,500	50,000	214,500
Brad Pyatt	—	$318,750	$425,000	$531,250	—	—
Richard Estalella [1]	—	$262,500	$350,000	$437,500	—	—
James Greenwell [1]	—	$225,000	$300,000	$375,000	—	—
Cory Gregory [1]	—	$168,750	$225,000	$281,250	—	—
Don Prosser [1]	—	NA	NA	NA	—	—

1	As a result of their employment terminations during 2015, none of Messrs. Estalella, Greenwell, Gregory or Prosser was entitled to an annual bonus for 2015. As part of his severance, Mr. Greenwell received a lump sum payment equal to 50% of his 2015 target bonus.

Narrative disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

Mr. Drexler is party to an employment agreement with the Company dated as of February 11, 2016. The term of his agreement is for three years, subject to automatic renewal for successive one-year periods unless either party provides the other with his or its intention not to renew the agreement at least three months prior to the expiration of the initial or renewal term. Mr. Drexler is entitled to a base salary of $550,000, subject to adjustment, and an annual bonus of up to 200% of his base salary. With respect to his services since August 26, 2015, in lieu of any base salary for 2015, Mr. Drexler was paid $250,000 on March 1, 2016. In connection with the execution of the employment agreement, Mr. Drexler was entitled to a stock option grant having a value equal to $250,000. On February 22, 2016 the Board of Directors (excluding Ryan Drexler) unanimously approved a stock option grant of 137,362 options with an exercise price of $1.89, two year vesting schedule and ten year life. The options were granted under the 2015 Equity Incentive Plan. Mr. Drexler is eligible to receive a transaction bonus if a qualifying sale of the Company occurs on or prior to February 11, 2019 in an amount equal to 10% of the purchase price in such sale. Mr. Drexler is entitled to participate in our benefit plans on the same basis as other senior employees, except that the Company has agreed to pay 100% of the cost of any group medical, vision or dental coverage elected by Mr. Drexler and 50% of the additional incremental cost for coverage elected by him or his family.

Mr. Price is party to an employment agreement with the Company dated as of April 29, 2015. The term of his agreement ends on December 31, 2017, unless it is terminated earlier or extended. Mr. Price is entitled to a base salary of $250,000, and an annual bonus of up to $250,000, subject to annual review. Mr. Price is entitled to participate in our benefit plans made available to executive officers and is titled to a monthly vehicle allowance of $1,000 and an annual miscellaneous expense allowance of up to $5,000.

Prior to his termination of employment in March 2016, Mr. Pyatt had been party to an employment agreement with the Company dated as of June 24, 2015, which agreement superseded his prior employment agreement with the Company. The term of his agreement was for five years, subject to automatic renewal for successive one-year periods unless either party provides the other with his or its intention not to renew the agreement at least three months prior to the expiration of the initial or renewal term. Mr. Pyatt was entitled to a base salary of $425,000 for 2015 and an annual bonus in an amount of up to 125% of his base salary. Each year during the employment period, Mr. Pyatt was to receive an equity award or equity awards having a pre-established fixed value ($817,000 for 2015). Mr. Pyatt was entitled to participate in our benefit plans on the same basis as other senior employees, except that the Company had agreed to pay 100% of the cost of any group medical, vision or dental coverage elected by Mr. Pyatt and 50% of the additional incremental cost for coverage elected by him or his family.

Prior to his termination of employment on December 30, 2015, Mr. Estalella had been party to an employment agreement with the Company dated as of June 24, 2015. This agreement had substantially the same terms as the agreement with Mr. Pyatt, described above, except that his annual base salary for 2015 was $375,000 and his equity award value for 2015 was $695,000.

Each of our named executive officers, Messrs. Greenwell, Gregory and Estalella, was party to an employment agreement during fiscal year 2015 until the date of termination of their employment that entitled them to an annual base salary and the ability to earn an incentive bonus as well as to participate in our benefit plans made available to executive officers. As a result of their employment terminations during 2015, none of Messrs. Estalella, Greenwell, Gregory or Prosser was entitled to an annual bonus for 2015. As part of his severance, Mr. Greenwell received a lump sum payment equal to 50% of his 2015 target bonus.

The severance arrangements with our named executive officers and the effect of a change in control on their outstanding options are described below under “Potential payments upon termination or change of control”.

Outstanding Equity Awards at Year End

The following table provides information concerning restricted stock awards held by our named executive officers as of December 31, 2015. This table includes unvested restricted stock awards with vesting conditions that were not satisfied as of December 31, 2015. Each equity grant is shown separately for each named executive officer. The vesting schedule for each outstanding equity award is shown in the footnotes following this table.

Outstanding Equity Awards at Year End
		Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock that Have Not Vested (1) (#)	Market Value of Shares or Units of Stock that Have Not Vested (2) ($)
John Price	10/1/2014	—	—	—	—	50,000	114,000
	4/28/2015	—	—	—	—	50,000	114,000
Bradley Pyatt	10/1/2014	—	—	—	—	500,000	1,140,000
Richard Estalella	10/1/2014	—	—	—	—	—	—
Cory Gregory [3]	10/1/2014	—	—	—	—	—	—
James Greenwell [3]	10/1/2014	—	—	—	—	—	—
Donald Prosser [3]	10/1/2014	—	—	—	—	—	—

(1)	The table below shows the vesting dates for the respective unvested restricted stock awards listed in the above Outstanding Equity Awards at Year-End for 2015 Table.
(2)	Market value of the restricted stock award represents the product of the closing price of our common stock as of December 31, 2015 (the last trading day of the year), which was $2.28, and the number of shares underlying each such award.
(3)	As a result of their employment terminations during 2015, the unvested portion of all outstanding restricted stock awards vested immediately based upon the terms of the stock grant.

Vesting Date	Price	Pyatt
12/31/2016	60,000	300,000
12/31/2017	20,000	100,000
12/31/2018	20,000	100,000

Total	100,000	500,000

Options Exercised and Stock Vested

The following table provides information regarding the vesting of restricted stock awards with respect to our named executive officers during 2015. No stock options were exercised by our named executive officers during 2015.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting (1)
John Price	—	—	0	$0
Brad Pyatt	—	—	290,500	$662,340
Richard Estalella	—	—	0	$0
Cory Gregory (2)	—	—	224,500	$886,775
James Greenwell (2)	—	—	126,521	$638,931
Donald Prosser (2)	—	—	128,219	$534,673

(1)	Value realized on vesting is computed by multiplying the number of shares that vested by the per-share closing price of our common stock on the vesting date.
(2)	As a result of their employment terminations during 2015, the unvest portion of all outstanding restricted stock awards vested immediately based upon the terms of the stock grant.

Nonqualified Deferred Compensation and Pension Benefits

We maintain a 401(k) plan as previously discussed in the Compensation Discussion and Analysis. We do not maintain any defined benefit or nonqualified deferred compensation plans.

Potential Payments Upon Termination or Change-in-Control

Messrs. Drexler, Pyatt and Price

Pursuant to the terms of their employment agreements, each of Messrs. Drexler, Pyatt and Price is entitled to certain payments and benefits upon a termination of employment with the Company due to the executive’s death or disability, upon a termination by the Company without cause (as such term is defined in the respective agreement) or a resignation by the executive for good reason (as such term is defined in the respective agreement) and, in certain circumstances, in connection with a change of control of the Company.

Mr. Pyatt’s employment with the Company terminated on March 15, 2016. Pursuant to Mr. Pyatt’s separation agreement with the Company, in exchange for a release of claims, the Company agreed to pay him severance in the amount of $1,062,000, payable over a 12-month period and a lump sum payment of $250,000 and to reimburse COBRA premiums for him and his eligible dependents for 12 months. In addition, all stock awards held by Mr. Pyatt vested in full on his termination. As a result of his acceptance of the terms of the separation agreement, the benefits detailed below were foregone, including past and future contractual equity awards.

Death or Disability

The employment agreements with Messrs. Drexler and Pyatt provide that the following benefits will be paid or provided upon a termination of employment due to death or disability:

(i)	earned but unpaid base salary through the date of termination;

(ii)	reasonable business expenses paid or incurred by the executive but not reimbursed as of the date of termination;

(iii)	any accrued but unused vacation time in accordance with Company policy ((i)-(iii), the “Accrued Obligations”);

(iv)	any annual bonuses earned through the date of termination;

(v)	regarding Mr. Pyatt, all long-term incentives earned prior to date of termination, a cash amount equal to three hundred percent (300%) of his base salary, annual bonus and long-term incentive amount earned during the year immediately preceding the date of termination (the “Separation Payment”) and reimbursement of COBRA premiums for 18 months following termination; and

(vi)	regarding Mr. Drexler, any transaction bonus earned through the date of termination and full vesting of all equity awards.

Mr. Drexler remains eligible to receive a transaction bonus under his employment agreement equal to 10% of the purchase price if a qualifying sale of the Company occurs before February 10, 2021.

The employment agreement for Mr. Price provides that that the following benefits will be paid or provided upon a termination of employment due to death or his inability to perform his duties as a result of disability:

(i)	the Accrued Obligations;

(ii)	the greater of (a) one hundred percent (100%) of his target bonus for the year in which the date of termination occurs or (b) a bonus for such year as may be determined by the Committee in its sole discretion;

(iii)	in the case of inability to perform due to disability, six months of base salary, payable in monthly installments; and

(iv)	reimbursement of COBRA premiums for 12 months.

Termination by the Company for Cause or Resignation without Good Reason

Upon termination for cause or resignation without good reason, each of Messrs. Drexler, Pyatt and Price is generally entitled to receive the Accrued Obligations. In addition, all equity awards held by Mr. Drexler will vest in full.

By the Company without Cause or by the Executive for Good Reason

The employment agreements provide that Messrs. Drexler and Pyatt are entitled to receive the following upon a termination of employment by the Company without cause or the executive for good reason:

(i)	the Accrued Obligations;

(ii)	any annual bonuses earned through the date of termination;

(iii)	regarding Mr. Pyatt, all long-term incentives earned prior to date of termination, the Separation Payment and reimbursement of COBRA premiums for 18 months following termination; and

(iv)	regarding Mr. Drexler, any transaction bonus earned through the date of termination and full vesting of all equity awards.

Mr. Drexler remains eligible to receive a transaction bonus under his employment agreement equal to 10% of the purchase price if a qualifying sale of the Company occurs before February 10, 2021.

Mr. Pyatt could have terminated his employment in connection with a change in control and received these same benefits.

The employment agreement for Mr. Price provides that he is entitled to receive the following upon a termination by the Company without cause or by him for good reason outside of a change in control:

(i)	the Accrued Obligations

(ii)	the lesser of (a) nine months of Mr. Price’s base salary at the time of termination, payable in installments over a three-month period, or (b) the base salary remaining under the employment agreement;

(iii)	any annual bonuses earned through the date of termination plus either (a) twenty-five percent (25%) of Mr. Price’s target bonus if the termination date is between January 1 and June 30 or (b) fifty percent (50%) of Mr. Price’s target bonus if the termination date is between July 1 and December 31;

(iv)	reimbursement of COBRA premiums for 12 months following termination; and

(v)	full vesting of equity awards.

If Mr. Price’s employment is terminated by the Company without cause or by him for good reason during the “Protection Period”, in lieu of the benefits described above, he will be entitled to receive:

(i)	the Accrued Obligations;

(ii)	one year of base salary, payable over a 12-month period;

(iii)	the greater of (a) 100% of his target bonus for the year of termination or (b) a bonus for such year as determined by the Compensation Committee in its sole discretion;

(iv)	a one-time cash payment equal to $500,000, payable in a lump sum;

(v)	reimbursement of COBRA premiums for 12 months following termination; and

(vi)	full vesting of equity awards.

“Protection Period” means the period commencing on the date of a change in control and continuing until the earlier of the second anniversary of such change in control and the term of the agreement; and the six-month period prior to such change in control if Mr. Price’s employment is terminated without cause or for good reason and in either case the termination was requested by the party that effectuates the change in control or occurs in connection with or in anticipation of the change in control.

Mr. Drexler has agreed not to disclose our confidential information and to not compete with us or solicit our employees, independent contractors or customers generally for a period of 12 months following termination (the post-termination restrictions will not apply on a termination due to cause or a voluntary termination). Mr. Price has agreed to not disclose our confidential information, to not compete with us for six months following termination and to not solicit our employees (or anyone who was an employee within the 90-day period before such solicitation) for 12 months following termination.

Messrs. Greenwell and Gregory

Mr. Greenwell’s employment with the Company terminated on August 25, 2015. Pursuant to Mr. Greenwell’s separation agreement with the Company, in exchange for a release of claims, the Company agreed to pay him nine months of base salary, paid as salary continuation over a three-month period, and a lump sum payment of $150,000, which represented 50% of his 2015 target bonus, and to reimburse COBRA premiums for him and his eligible dependents for 12 months and to pay key man insurance policy premiums on behalf of Mr. Greenwell until December 31, 2015. In addition, all stock awards held by Mr. Greenwell vested in full on his termination. Mr. Greenwell agreed to provide consulting services to the Company upon its request until December 31, 2016 for an hourly fee of $150. Mr. Greenwell agreed not to compete with us or to solicit our employees until December 31, 2016.

Mr. Gregory’s employment with the Company terminated on November 5, 2015. Pursuant to Mr. Gregory’s separation agreement with the Company, in exchange for a release of claims, the Company agreed to pay him six months of base salary, paid as salary continuation over a nine-month period, and to reimburse COBRA premiums for him and his eligible dependents for 12 months and to pay key man insurance policy premiums on behalf of Mr. Gregory until December 31, 2015. In addition, all stock awards held by Mr. Gregory vested in full on his termination. Mr. Gregory agreed not to compete with us or to solicit our employees for six months following termination.

Mr. Prosser

Mr. Prosser resigned from the Company effective April 15, 2015. In connection with his resignation, Mr. Prosser was entitled to accrued but unpaid compensation and benefits through the date of termination. In connection with his termination of employment, all stock awards held by Mr. Prosser vested in full on his termination.

Mr. Estalella

Mr. Estalella’s employment with the Company terminated on December 30, 2015. Mr. Estalella did not receive severance upon his termination of employment and is currently in a dispute with the Company regarding such severance payments.

The following tables describe (i) the potential payments and benefits to which Messrs. Pyatt and Price would be entitled upon a termination of their employment under their employment agreements assuming a termination of employment and a change in control had each occurred on December 31, 2015 (the last business day of our last completed fiscal year) and (ii) the actual payments and benefits that Messrs. Gregory, Greenwell and Prosser received upon their terminations of employment during 2015. Mr. Drexler would not have been entitled to any payments or benefits had his employment been terminated on December 31, 2015 since he was not an employee as of December 31, 2015 and his employment agreement with the Company was entered into following the end of the last fiscal year. Amounts in respect of equity acceleration for each of Messrs. Pyatt and Price were determined using the closing price of a share of our common stock on December 31, 2015 ($2.28). Amounts in respect to equity acceleration for each of Messrs. Gregory, Greenwall and Prosser were determined using the closing price of a share of common stock on the date of termination ($3.95, $5.05, $4.17, respectively.)

	Involuntary Termination Without Cause/ For Good Reason ($)	Death /Disability($)	Involuntary Termination Without Cause/For Good Reason Following Change in Control ($)
Bradley J. Pyatt(1)
Cash severance	$5,319,750	$5,319,750	$5,319,750
Health and welfare continuation	$23,400	$23,400	$23,400
Equity acceleration	$1,140,000	$1,140,000	$1,140,000

Total	$6,483,150	$6,483,150	$6,483,150

John Price
Cash severance	$153,000	$375,000	$1,000,000
Health and welfare continuation	$24,000	$24,000	$24,000
Equity acceleration	$228,000	$228,000	$228,000

Total	$405,000	$627,000	$1,252,000

Cory Gregory
Cash severance	$110,573	—	—
Health and welfare continuation	$5,400	—	—
Equity acceleration	$886,775	—	—

Total	$1,002,748	—	—

James Greenwell
Cash severance	$375,000	—	—
Health and welfare continuation	$15,600	—	—
Equity acceleration	$638,931	—	—

Total	$1,029,531	—	—

Donald Prosser
Cash severance	—	—	—
Health and welfare continuation	—	—	—
Equity acceleration	$534,673	—	—

Total	$534,673	—	—

(1)	Mr. Pyatt’s employment with the Company terminated on March 15, 2016. Pursuant to Mr. Pyatt’s separation agreement with the Company, in exchange for a release of claims, the Company agreed to pay him severance in the amount of $1,062,000, payable over a 12-month period and a lump sum payment of $250,000 and to reimburse COBRA premiums for him and his eligible dependents for 12 months. In addition, all stock awards held by Mr. Pyatt vested in full on his termination. Mr. Pyatt forewent his contractual termination benefits detailed here and all contractual past and future equity awards.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

All compensation and related matters are reviewed by our Compensation Committee. Our Compensation Committee consists of Michael Doron, Noel Thompson and William Bush. None of the members of our Compensation Committee is or has at any time during the past year been an officer or employee of ours. None of our executive officers currently serves or in the past year has served as a member of the Board of Directors or Compensation Committee of any entity that has one or more executive officers serving on our Board of Directors or Compensation Committee.

DIRECTOR COMPENSATION

Non-Employee Director Compensation Arrangements

The Board of Directors has adopted a non-employee director compensation policy that provides annual retainer fees. All Board members received an annual retainer of $35,000 for the first and second quarter and $42,500 for the third and fourth quarter, paid in the first month of the quarter. The Chairman of the Board received an additional annual retainer of $40,000, beginning in the third quarter, and the lead Director received an additional $25,000 retainer beginning in the third quarter, each paid quarterly. Additionally, Committee members receive annual retainers, each paid quarterly, as follows:

	Q1 & Q2		Q3 & Q4
Committee	Chairman	Member	Chairman	Member
Audit Committee	$15,000	$10,000	$20,000	$8,500
Compensation Committee	$10,000	$5,000	$15,000	$6,500
Nominating & Governance Committee	$7,000	$5,000	$7,500	$5,000
Strategic Initiative Committee	NA	NA	$7,500	$5,000

We also reimburse our non-employee directors for their travel and out of pocket expenses. Members of the Board of Directors who also are our employees do not receive any compensation as directors. Our directors do not receive Board meeting fees.

During 2015, each of our non-employee directors received restricted common stock having a grant date value of $80,000, which was distributed quarterly. The number of shares distributed for each quarterly award is determined by dividing $20,000 by the average closing price of MusclePharm’s common stock for the first fifteen business days of the first month of each quarter. These restricted common stock awards are vested upon grant.

2015 Director Compensation. The table below sets forth the compensation paid to each current non-employee member of our Board of Directors during the fiscal year ended December 31, 2015:

Name	Total Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Total ($)
Ryan Drexler (0)(4)	$22,229	$17,771	$40,000
Michael Doron (2)(3)(4)(5)(10)	$79,649	$64,000	$143,649
William J. Bush (4)(5)(8)	$41,208	$45,460	$86,668
Stacey Y. Jenkins (4)(5)(7)	$38,806	$45,460	$84,266
Noel Thompson (4)(5)(7)	$37,583	$45,460	$83,043
Richard Estalella (9)	$0	$0	$0
Daniel McClory (Former) (2)(3)(6)	$27,500	$37,176	$64,676
Gregory Macosko (Former) (2)(3)(6)	$30,000	$37,176	$67,176
Andrew Lupo (Former) (2)(3)(6)	$22,500	$37,176	$59,676

(0)	Reflects amount paid to Mr. Drexler for his service on our Board of Directors during 2015. Amounts paid to him with respect to his service as Executive Chairman are included in the Summary Compensation table above.
(1)	The amounts reflected represent the aggregate grant date fair value of the restricted stock awards granted to our non-employee directors in 2015, determined in accordance with ASC 718, by multiplying the number of shares by the closing price of our common stock on the grant date and do not reflect the actual economic value realized by the director. None of the non-employee directors held any outstanding stock options as of December 31, 2015.
(2)	The grant date fair value was based upon the 15-day average closing price of the common stock of $8.60.
(3)	The grant date fair value was based upon the 15-day average closing price of the common stock of $4.17.

(4)	The grant date fair value was based upon the 15-day average closing price of the common stock of $5.30.
(5)	The grant date fair value was based upon the 15-day average closing price of the common stock of $3.95.
(6)	Andrew Lupo, Gregory Macosko and Daniel McClory each resigned as a director on May 21, 2015.
(7)	Stacey Jenkins and Noel Thompson each were appointed as a director on May 22, 2015.
(8)	William Bush was appointed as a director on May 27, 2015.
(9)	Richard Estalella resigned as an employee on December 30, 2015 and remained a member of our Board of Directors. Mr. Estalella did not receive any compensation for his service as a member of our Board of Directors during 2015.
(10)	Mr. Doron did not receive his Q1 2015 stock grant due to a recordkeeping oversight. Mr. Doron will be issued 2,167 shares in 2016, the same number of shares other non-employee board members received in the first quarter 2015. The $64,000 of stock award compensation excludes this stock grant.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information with respect to the beneficial ownership of shares of our common stock by (i) each current director, (ii) each named executive officer, and (iii) each person who we know beneficially owns more than 5% of our common stock as of April 18, 2016.

We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

	Shares Beneficially Owned
	Common Stock (1)
Name of Beneficial Owner	Shares	% (2)
Named Executive Officers:
Ryan Drexler (3)	4,140,028	26%
John Price	100,000	1%
Non-Employee Directors:
Michael Doron	79,197	1%
William Bush	19,412	0%
Stacey Jenkins	19,412	0%
Noel Thompson	19,412	0%
Richard Estalella	46,049	0%

Officers and Directors as a Group (seven persons):	4,423,510	27%

*	Represents less than one percent.
(1)	This column lists beneficial ownership of voting securities as calculated under SEC rules. Otherwise, except to the extent noted below, each director, named executive officer or entity has sole voting and investment power over the shares reported. Standard brokerage accounts may include nonnegotiable provisions regarding set-offs or similar rights.
(2)	Percent of total voting power represents voting power with respect to 13,600,785 shares of common stock outstanding as of April 18, 2016, plus 2,608,696 shares of common stock as if the conversion option of the outstanding convertible debt was exercised (16,209,481 common shares).
(3)	Ryan Drexler, the Company’s interim chief executive officer, interim president and chairman of the board of directors is the sole member of Consac, LLC, and as such has voting and investment power over the securities owned by the stockholder. These shares are also included in the beneficial owners of more than five percent table below.

Beneficial Owners of More than Five Percent

The following table shows the number of shares of our common stock, as of April 18, 2016, held by persons known to us to beneficially own more than five percent of our outstanding common stock.

	Shares Beneficially Owned
	Common Stock (1)
Name of Beneficial Owner	Shares	% (2)
Wynnefield Capital (3)	920,415	6%
Consac, LLC (4)	4,140,028	26%
Marine MP (5)	780,000	5%

(1)	This column lists beneficial ownership of voting securities as calculated under SEC rules. Otherwise, except to the extent noted below, each director, named executive officer or entity has sole voting and investment power over the shares reported. Standard brokerage accounts may include nonnegotiable provisions regarding set-offs or similar rights.
(2)	Percent of total voting power represents voting power with respect to 13,600,785 shares of common stock outstanding as of April 18, 2016, plus 2,608,696 shares of common stock as if the conversion option of the outstanding convertible debt was exercised (16,209,481 common shares).
(3)	Joshua Landes and Nelson Obus may be deemed to hold an indirect beneficial interest in these shares, which are directly beneficially owned by Wynnefield Partners Small Cap Value, L.P., Wynnefield Partners Small Cap Value, L.P. I, Wynnefield Small Cap Value Offshore Fund and Wynnefield Capital, Inc. Profit Sharing Plan because they are a co-managing members of Wynnefield Capital Management, LLC and principal executive officers of Wynnefield Capital, Inc. The principal place of business for Wynnefield Capital is 450 Seventh Avenue, Suite 509, New York, New York 10123.
(4)	Ryan Drexler, the Company’s interim chief executive officer, interim president and chairman of the board of directors is the sole member of Consac, LLC, and as such has voting and investment power over the securities owned by the stockholder. These shares are also included in the Named Executive Officers portion of the Management Beneficial Ownership table above.
(5)	Arnold Schwarzenegger is the sole member of Marine MP, LLC, and as such has voting and investment power over the securities owned by the stockholder.

EQUITY COMPENSATION PLAN INFORMATION

In 2015, we adopted the 2015 Equity Incentive Plan that has been approved by our stockholders to replace the 2010 Equity Incentive Plan. We have not issued any shares under the 2015 Equity Incentive Plan and all options issued under the 2010 Equity Incentive Plan have expired. The following table sets forth the number and weighted-average exercise price of securities to be issued upon exercise of outstanding options, warrants and rights, and the number of securities remaining available for future issuance under all of our equity compensation plans, at December 31, 2015:

PLAN CATEGORY	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a) (c)
Equity compensation plans approved by security holders:
2015 Equity Incentive Purchase Plan	—	$—	2,000,000
2015 Employee Stock Purchase Plan	—	—	1,500,000
2014 Restricted Stock Pool	—	—	170,000
Equity compensation plans not approved by security holders:	—	—	—

Total	—	$—	3,670,000

Item 13. Certain Relationships and Related Transactions, and Director Independence

RELATED PARTY TRANSACTIONS

Interim Chief Executive Officer, Interim President and Chairman of the Board of Directors’ Debt Guarantee

In October 2015, the Company entered into loan modification agreements with ANB Bank under the line of credit and term loan to: (i) change the maturity date of the loans to January 15, 2016, (ii) prohibit the loans to be declared in default prior to December 10, 2015, except for defaults resulting from failure to make timely payments, and (iii) delete certain financial covenants from the line of credit. In consideration for these modifications, Ryan Drexler, the Company’s interim chief executive officer, interim president and chairman of the board of directors and a family member, provided their individual guaranty for the remaining balance of the term loan and line credit of $6.2 million. In consideration for executing his guaranty, the Company issued Ryan Drexler 28,571 shares of common stock with a grant date fair value of $80,000 (based upon the closing price of common stock on the date of issuance).

Interim Chief Executive Officer, Interim President and Chairman of the Board of Directors’ Convertible Secured Promissory Note Agreement

In December 2015, the Company entered into a convertible secured promissory note agreement with Ryan Drexler, interim chief executive officer, interim president and chairman of the board of directors pursuant to which he lended the Company $6.0 million. Proceeds from the note were used to fund working capital requirements. The convertible note is secured by all assets and properties of the Company and its subsidiaries whether tangible or intangible. The convertible note carries an interest at 8% per annum, or 10% in the event of default. Both the principal and the interest under the convertible note are due in January 2017, unless converted earlier. The holder can convert the outstanding principal and accrued interest into shares of common stock for $2.30 per share at any time. The Company may prepay the convertible note at the aggregate principal amount therein plus accrued interest by giving the holder between 15 and 60 day-notice, depending upon the specific circumstances, provided that the holder may to convert the note during the notice period. The Company recorded the convertible note of $6.0 million as a liability in the balance sheet and also recorded a beneficial conversion feature of $52,000 as a debt discount upon issuance of the convertible note, which is being amortized over the term of the convertible debt using the effective interest method. The beneficial conversion feature was calculated based on the difference between the fair value of common stock and the effective conversion price of the convertible note. As of December 31, 2015, the convertible note had an outstanding principal balance of $6.0 million.

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

Sports Tickets

The Company maintains a luxury box at the Sports Authority Field in Denver, Colorado. Employees are able to attend Denver Bronco football games and utilize the luxury box. During 2015, our chief executive officer donated tickets to one of the Denver Broncos games to a youth football team for fund raising. Brad’s son is a member of the youth football team. The total cost for the event was approximately $15,000.

Key Executive Life Insurance

For the year ended December 31, 2015, the Company purchased split dollar life insurance policies on certain key executives. In September 2015, the Company increased the coverage on one of its key executives officers. These policies provide a split of 50% of the death benefit proceeds to the Company and 50% to the officer’s designated beneficiaries.

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

Lease Agreement with Former Employee

The Company leased office and warehouse facility in Hamilton, Ontario, Canada from 2017275 Ontario Inc., which is a company owned by Renzo Passaretti, vice president and general manager of MusclePharm Canada Enterprises Corp, the Company’s wholly-owned Canadian subsidiary. Mr. Passaretti separated from the Company on September 2, 2015. For the years ended December 31, 2015, 2014 and 2013, the Company paid rent of $83,000, $86,000 and $75,000, respectively. The lease was terminated in November 2015.

Business Relationship with Former Employee

Ryan DeLuca, the former chief executive officer of Bodybuilding.com, is the brother of Jeremy DeLuca, MusclePharm’s former executive vice president, MusclePharm brand and global business development. The Company maintained a business relationship with Bodybuilding.com prior to hiring Mr. DeLuca. The Company does not offer preferential pricing of our products to Bodybuilding.com based on these relationships. Mr. DeLuca separated from MusclePharm on September 15, 2015. Net revenue from products sales to Bodybuilding.com were $16.9 million, $24.0 million and $29.8 million for the years ended December 31, 2015, 2014 and 2013, respectively. The Company had $1.5 million and $1.9 million in trade receivables with Bodybuilding.com as of December 31, 2015 and 2014, respectively. The Company purchased marketing services from Bodybuilding.com of $0.4 million and $1.4 million for the years ended December 31, 2015 and 2014, respectively.

Indemnification Agreements

We have entered into indemnification agreements with each of our directors and named executive officers. The indemnification agreements and our bylaws require us to indemnify our directors to the fullest extent permitted by Nevada law.

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

BOARD COMMITTEES

Our Board of Directors has established an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee, each of which have the composition and responsibilities described below. Members serve on these committees until their resignations or until otherwise determined by our Board of Directors. The Board of Directors has further determined that Mr. William Bush, a member of the Audit Committee of the Board of Directors, is an “Audit Committee Financial Expert,” as such term is defined in Item 407(d)(5) of Regulation S-K promulgated by the SEC, by virtue of his relevant experience listed in his biographical summary provided above in the section entitled “Executive Officers and Directors.” Each of these committees has a written charter. Current copies of the charters of the Audit Committee, Compensation Committee, and Nominating & Corporate Governance Committee are available on our website at ir.musclepharmcorp.com/governance-documents.

Audit Committee. The Audit Committee reviews the work of our internal accounting and audit processes and the Independent Registered Public Accounting Firm. The Audit Committee has sole authority for the appointment, compensation and oversight of our Independent Registered Public Accounting Firm and to approve any significant non-audit relationship with the Independent Registered Public Accounting Firm. The Audit Committee is also responsible for preparing the report required by the rules of the SEC to be included in our annual proxy statement. The Audit Committee is currently comprised of Mr. Bush as the Chair, Mr. Doron and Mr. Jenkins. Mr. Bush joined the Audit Committee as chairman in May 2015, Mr. Jenkins joined the Audit Committee in May 2015 and Mr. Doron joined the Audit Committee in October 2012. During 2015, the Audit Committee held 8 meetings.

Compensation Committee. The Compensation Committee approves our goals and objectives relevant to compensation, stays informed as to market levels of compensation and, based on evaluations submitted by management, recommends to our Board of Directors compensation levels and systems for the Board of Directors and our officers that correspond to our goals and objectives. The Compensation Committee, with the assistance of Longnecker, also produces an annual report on executive compensation for inclusion in our proxy statement. The Compensation Committee is currently comprised of Mr. Doron as the Chair, Mr. Jenkins and Mr. Bush. Mr. Doron joined the Compensation Committee as chairman in May 2015 and Mr. Jenkins and Mr. Bush joined as members in May 2015. During 2015, the Compensation Committee held 37 meetings.

Nominating & Corporate Governance Committee. The Nominating & Corporate Governance Committee is responsible for recommending to our Board of Directors individuals to be nominated as directors and committee members. This includes evaluation of new candidates as well as evaluation of current directors. In evaluating the current directors, the Nominating & Corporate Governance Committee conducted a thorough self-evaluation process, which included the use of questionnaires and a third-party expert that interviewed each of the directors and provided an analysis of the results of the interviews to the committee. This committee is also responsible for developing and recommending to the Board of Directors our corporate governance guidelines, as well as reviewing and recommending revisions to the guidelines on a regular basis. The Nominating & Corporate Governance Committee is currently comprised of Mr. Jenkins as the Chair, Mr. Thompson and Mr. Doron. Mr. Jenkins joined the Nominating & Corporate Governance Committee as chairman in May 2015 and Mr. Thompson joined as a member in May 2015. During 2015, the Nominating & Corporate Governance Committee held 9 meetings.

Strategic Initiative Committee. The Strategic Initiative Committee evaluates and assists the board of directors in overseeing the Company’s implementation of key strategic initiatives. The Strategic Initiative Committee is currently comprised of Mr. Drexler as the Chair, Mr. Bush, Mr. Doron and Mr. Jenkins.

DIRECTOR INDEPENDENCE

The rules of NASDAQ generally require that a majority of the members of a listed company’s Board of Directors be independent. In addition, the listing rules generally require that, subject to specified exceptions, each member of a listed company’s audit, compensation, and governance committees be independent. Although we are an over-the-counter listed company we have nevertheless opted under our Corporate Governance Guidelines to comply with certain NASDAQ corporate governance rules requiring director independence. The Board of Directors has determined that all of the Company’s directors nominated for election, other than Mr. Drexler and Mr. Estalella, are each “independent directors” as such term is defined in NASDAQ Marketplace Rule 5605(a)(2). Additionally, we have Compensation, Nominating and Corporate Governance, and Audit committees comprised solely of independent directors.

Audit Committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act. In order to be considered independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the Board of Directors, or any other board committee: accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries; or be an affiliated person of the listed company or any of its subsidiaries.

Our Board of Directors has determined that none of our non-employee directors has a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the rules of NASDAQ. Our Board of Directors has also determined that past and present Directors, who comprise our Audit Committee, Compensation Committee, and our Nominating and Corporate Governance Committee, satisfied and satisfy the independence standards for those committees established by applicable SEC rules, NASDAQ rules and applicable rules of the Internal Revenue Code of 1986, as amended.

Item 14. Principal Accounting Fees and Services

Fees Paid to Independent Registered Public Accounting Firm1

The following table shows fees and expenses that we paid (or accrued) for professional services rendered by EKS&H LLLP for the years ended December 31, 2014 and 2015:

	2015	2014
Audit fees (1)	$305,000	$305,000
Audit-related fees (2)	55,000	53,000
Tax fees (3)	0	1,000
All other fees (4)	20,000	25,000

Total	$380,000	$384,000

(1)	Represents the aggregate fees billed for the audit of the Company’s financial statements, review of the financial statements included in the Company’s quarterly reports and services in connection with the statutory and regulatory filings or engagements for those fiscal years.
(2)	Represents the aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “audit fees.”
(3)	Represents the aggregate fees billed for tax compliance, advice and planning.
(4)	Represents the aggregate fees billed for all products and services provided that are not included under “audit fees,” “audit-related fees” or “tax fees.”

Audit Committee Pre-Approval Policies

Before an Independent Registered Public Accounting Firm is engaged by us or our subsidiaries to render audit or non-audit services, the Audit Committee shall pre-approve the engagement. Audit Committee pre-approval of audit and non-audit services will not be required if the engagement for the services is entered into pursuant to pre-approval policies and procedures established by the Audit Committee regarding our engagement of the Independent Registered Public Accounting Firm, provided the policies and procedures are detailed as to the particular service, the Audit Committee is informed of each service provided and such policies and procedures do not include delegation of the Audit Committee’s responsibilities under the Exchange Act to our management. The Audit Committee may delegate to one or more designated members of the Audit Committee the authority to grant pre-approvals, provided such approvals are presented to the Audit Committee at a subsequent meeting. If the Audit Committee elects to establish pre-approval policies and procedures regarding non-audit services, the Audit Committee must be informed of each non-audit service provided by the Independent Registered Public Accounting Firm. Audit Committee pre-approval of non-audit services (other than review and attest services) also will not be required if such services fall within available exceptions established by the SEC. All non-audit services provided by EKS&H LLLP during fiscal years 2014 and 2015 were pre-approved by the Audit Committee in accordance with the pre-approval policy described above.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents were filed as part of the Original 10-K Filing:

1.	Financial Statements. The consolidated financial statements of MusclePharm Corporation included in Part II, Item 8 of the Original 10-K Filing.

2.	Financial Statement Schedule. The schedules to the financial statements included in Part II, Item 8 of the Original 10-K Filing.

3.	Exhibits. The exhibits listed on the Index to Exhibits of the Original 10-K Filing.

The exhibits listed on the Index to Exhibits of this Amendment are being filed as part of this Amendment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K of MusclePharm Corporation for the year ended December 31, 2015 to be signed on its behalf by the undersigned, thereunto duly authorized.

MUSCLEPHARM CORPORATION
Registrant

By	/s/ Ryan Drexler
Ryan Drexler
Title	Interim Chief Executive Officer, Interim President and Chairman of the Board of Directors (Interim Principal Executive Officer)
Date	April 29, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K of MusclePharm Corporation for the year ended December 31, 2015 has been signed below on April 29, 2016, by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/ Ryan Drexler Ryan Drexler	Interim Chief Executive Officer, Interim President and Chairman of the Board of Directors (Interim Principal Executive Officer)	April 29, 2016

/s/ John Price John Price	Principal Financial Officer (Principal Accounting Officer)	April 29, 2016

/s/ Michael J. Doron Michael J. Doron	Director	April 29, 2016

/s/ William Bush William Bush	Director	April 29, 2016

/s/ Stacey Jenkins Stacey Jenkins	Director	April 29, 2016

Noel Thompson	Director	April 29, 2016

Richard F. Estalella	Director	April 29, 2016

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002