Form 10-Q
period 2016-03-31
MusclePharm Corp
filed 2016-05-10
CIK 1415684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2016

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

Number of shares of the registrant’s common stock outstanding at May 5, 2016: 13,634,680, excluding 875,621 shares of common stock held in treasury.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MusclePharm Corporation

Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash	$9,054	$7,081
Accounts receivable, net of allowance for doubtful accounts of $293 and $347 as of March 31, 2016 and December 31, 2015	22,339	22,003
Inventory	8,613	12,549
Prepaid giveaways	293	307
Prepaid stock compensation	938	1,641
Prepaid expenses and other current assets	3,952	3,698

Total current assets	45,189	47,279
Property and equipment, net	6,404	6,693
Investments, long-term	977	977
Intangible assets, net	8,433	8,652
Other assets	230	180

TOTAL ASSETS	$61,233	$63,781

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$39,365	$39,652
Accrued liabilities	12,738	12,526
Accrued restructuring charges, current	8,814	9,140
Obligation under secured borrowing arrangement	5,713	—
Convertible note with a related party, net of discount, current	5,964	—
Line of credit	—	3,000
Term loan	—	2,949
Other debt obligations	21	21

Total current liabilities	72,615	67,288
Convertible note with a related party, net of discount, long-term	—	5,952
Accrued restructuring charges, long-term	279	279
Other long-term liabilities	227	330

Total liabilities	73,121	73,849

Commitments and contingencies (Note 9)
Stockholders’ deficit:
Common stock, par value of $0.001 per share; 100,000,000 shares authorized as of March 31, 2016 and December 31, 2015; 14,809,406 and 14,664,161 shares issued as of March 31, 2016 and December 31, 2015; 13,933,785 and 13,788,540 shares outstanding as of March 31, 2016 and December 31, 2015	14	14
Additional paid-in capital	152,436	147,646
Treasury stock, at cost; 875,621 shares as of March 31, 2016 and December 31, 2015	(10,039)	(10,039)
Accumulated other comprehensive loss	(177)	(172)
Accumulated deficit	(154,122)	(147,517)

TOTAL STOCKHOLDERS’ DEFICIT	(11,888)	(10,068)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$61,233	$63,781

The accompanying notes are an integral part of these consolidated financial statements.

MusclePharm Corporation

Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenue, net	$42,912	$41,322
Cost of revenue (1)	27,699	26,938

Gross profit	15,213	14,384
Operating expenses:
Advertising and promotion	4,287	7,225
Salaries and benefits	9,620	7,061
Selling, general and administrative	4,243	4,962
Research and development	863	965
Professional fees	1,388	1,455
Restructuring and other charges	574	—

Total operating expenses	20,975	21,668

Loss from operations	(5,762)	(7,284)
Other expense, net	(712)	(183)

Loss before provision for income taxes	(6,474)	(7,467)
Provision for income taxes	131	12

Net loss	$(6,605)	$(7,479)

Net loss per share, basic and diluted	$(0.48)	$(0.56)

Weighted average shares used to compute net loss per share, basic and diluted	13,896,876	13,333,868

(1)	Cost of revenue for the three months ended March 31, 2016 included restructuring charges of $1,662 related to write-down of inventory for discontinued products.

The accompanying notes are an integral part of these consolidated financial statements.

MusclePharm Corporation

Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net loss	$(6,605)	$(7,479)
Other comprehensive loss:
Change in foreign currency translation adjustment	(5)	(80)

Comprehensive loss	$(6,610)	$(7,559)

The accompanying notes are an integral part of these consolidated financial statements.

MusclePharm Corporation

Consolidated Statements of Stockholders’ Deficit

(In thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance—December 31, 2015	13,788,540	$14	$147,646	$(10,039)	$(172)	$(147,517)	$(10,068)
Stock-based compensation related to issuance of common stock warrants to third parties for services	—	—	3	—	—	—	3
Stock-based compensation related to issuance of restricted stock awards to employees, executives and directors	145,245	—	756	—	—	—	756
Stock-based compensation related to accelerated vesting of restricted stock awards to a terminated executive	—	—	3,900	—	—	—	3,900
Stock-based compensation related to accelerated vesting of restricted stock awards to terminated employees as part of restructuring	—	—	117	—	—	—	117
Stock-based compensation related to issuance of stock options to an executive and a director	—	—	14	—	—	—	14
Change in foreign currency translation adjustment	—	—	—	—	(5)	—	(5)
Net loss	—	—	—	—	—	(6,605)	(6,605)

Balance—March 31, 2016	13,933,785	$14	$152,436	$(10,039)	$(177)	$(154,122)	$(11,888)

The accompanying notes are an integral part of these consolidated financial statements.

MusclePharm Corporation

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,605)	$(7,479)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property and equipment	427	382
Amortization of intangible assets	220	225
Provision for doubtful accounts	(34)	30
Non-cash restructuring and other charges	143	—
Inventory write down related to restructuring	1,662	—
Amortization of prepaid stock compensation	703	1,109
Amortization of prepaid sponsorship and endorsement fees	698	1,431
Amortization of debt discount and issuance costs	12	9
Stock-based compensation	4,670	2,523
Issuance of common stock warrants to third parties for services	3	33
Loss on disposal of property and equipment	35	7
Changes in operating assets and liabilities:
Accounts receivable	(302)	(2,345)
Inventory	2,274	7,197
Prepaid giveaways	14	(247)
Prepaid sponsorship and endorsement fees	—	(1,590)
Prepaid expenses and other current assets	(249)	(272)
Other assets	(50)	(79)
Accounts payable	(591)	719
Accrued liabilities	(334)	(971)
Accrued restructuring charges	(326)	—

Net cash provided by operating activities	2,370	682

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(50)	(257)
Proceeds from disposal of property and equipment	16	447
Purchase of MusclePharm Apparel Rights	—	(850)
Trademark registrations	6	—

Net cash used in investing activities	$(28)	$(660)

The accompanying notes are an integral part of these consolidated financial statements.

MusclePharm Corporation

Consolidated Statements of Cash Flows (Continued)

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	$—	$4,001
Payments on line of credit	(3,000)	(4,001)
Repayments of term loan	(2,949)	(103)
Proceeds from issuance of term loan	—	4,000
Issuance costs of term loan	—	(40)
Proceeds from secured borrowing arrangement	23,142	—
Payments on secured borrowing arrangement	(17,516)	—
Repayment of capital lease obligations	(41)	(35)

Net cash (used in) provided by financing activities	(364)	3,822

Effect of exchange rate changes on cash	(5)	(80)
NET INCREASE IN CASH	1,973	3,764
CASH — BEGINNING OF PERIOD	7,081	1,020

CASH — END OF PERIOD	$9,054	$4,784

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$439	$124

Cash paid for taxes	$61	$40

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued in conjunction with energy drink agreement	$—	$1,198

Stock issued in conjunction with MusclePharm Apparel acquisition	$—	$1,394

Capital leases	$24	$—

Purchase of property and equipment included in accounts payable and accrued liabilities	$309	$244

Trademark registration included in accounts payable and accrued liabilities	$160	$102

The accompanying notes are an integral part of these consolidated financial statements.

MusclePharm Corporation

Notes to Consolidated Financial Statements

(Unaudited)

Note 1: Description of Business and Basis of Presentation

Description of Business

MusclePharm Corporation, or the Company, was incorporated in Nevada in 2006. The Company is a scientifically driven, performance lifestyle company that develops, manufactures, markets and distributes branded nutritional supplements. The Company is headquartered in Denver, Colorado and, as of March 31, 2016, had the following wholly-owned operating subsidiaries: MusclePharm Canada Enterprises Corp (“MusclePharm Canada”), BioZone Laboratories, Inc. (“BioZone”), MusclePharm Ireland Limited (“MusclePharm Ireland”) and MusclePharm Australia Pty Limited (“MusclePharm Australia”).

On August 24, 2015, the Board of Directors approved a restructuring plan for the Company. The approved restructuring plan was designed to reduce costs and to better align the Company’s resources for profitable growth. Specifically, through March 31, 2016, the restructuring plan resulted in: 1) reducing the Company’s workforce; 2) the Company abandoning certain leased facilities; 3) the Company renegotiating or terminating a number of contracts with endorsers in a strategic shift away from such arrangements and toward more cost effective marketing and advertising efforts; 4) the Company discontinuing a number of stock keeping units (“SKUs”) and writing down inventory to estimated sales price, or to zero as the product was discontinued; and 5) writing off certain assets. Management is continuing to execute on the approved restructuring plan, and as such, additional restructuring charges may be necessary. See Note 8 to the consolidated financial statements for further detail.

Management’s Plans with Respect to Liquidity and Capital Resources

The Company’s management believes the recently implemented restructuring, reduction in ongoing operating costs and expense controls and the planned sale of BioZone, as further described in Note 16, will create opportunities for the Company to be profitable. However, the Company may need to continue to raise capital. There can be no assurance that such capital will be available on acceptable terms or at all.

As of March 31, 2016, the Company had an accumulated deficit of $154.1 million and recurring losses from operations. The Company may incur additional losses until such time it can generate significant revenues and/or reduce operating costs. In September 2014, the Company borrowed $8.0 million under a line of credit with a bank. In February 2015, the Company entered into a term loan agreement with the same bank and borrowed $4.0 million. In December 2015, the Company received $6.0 million upon the issuance of a convertible note with a related party. In January 2016, the Company entered into a secured borrowing arrangement and received $23.1 million in gross borrowings during the three months ended March 31, 2016, of which $17.5 million was subsequently repaid on, or prior to March 31, 2016. The Company has the ability to borrow up to $10.0 million subject to sufficient amounts of accounts receivable to secure the loan.

As of March 31, 2016, the Company had approximately $9.1 million in cash and $27.4 million in working capital deficit.

The accompanying consolidated financial statements for the three months ended March 31, 2016 were prepared on the basis of a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. Accordingly, they do not give effect to adjustments that would be necessary should the Company be required to liquidate its assets. The Company has not established an ongoing source of revenue sufficient to cover its operating costs for at least the next 12 months and allow it to continue as a going concern. The ability of the Company to meet its total liabilities of $73.1 million as of March 31, 2016, and to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. The Company can give no assurances that any additional capital that it is able to obtain, if any, will be sufficient to meet its needs, or that any such financing will be obtainable on acceptable terms. If the Company is unable to obtain adequate capital, it could be forced to cease operations or substantially curtail its commercial activities. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of these uncertainties.

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

Unaudited Interim Financial Information

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with GAAP. In our opinion, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of March 31, 2016, our results of operations for the three months ended March 31, 2016 and 2015, and our cash flows for the three months ended March 31, 2016 and 2015. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016.

These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 17, 2016.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and accompanying notes. Such estimates include, but are not limited to, allowance for doubtful accounts, revenue discounts and allowances, the valuation of inventory and tax assets, the assessment of useful lives and recoverability of long-lived assets, likelihood and range of possible losses on contingencies, valuations of equity securities and intangible assets, fair value of derivatives, warrants and options, among others. Actual results could differ from those estimates.

Stock-Based Compensation

The Company estimates the fair value of employee stock option on the date of grant using the Black-Scholes option-pricing model. The determination of the fair value of each stock award using this option-pricing model is affected by the Company’s assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards and the expected term of the awards based on an analysis of the actual and projected employee stock option exercise behaviors and the contractual term of the awards. The Company recognizes stock-based compensation expense over the requisite service period, which is generally consistent with the vesting of the awards, based on the estimated fair value of all stock-based payments issued to employees and directors that are expected to vest.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718) (“ASU 2016-09”). The standard identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of the adoption of ASU 2016-09.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes Topic 840, Leases (“ASU 2016-02”). The guidance in this new standard requires lessees to put most leases on their balance sheets but recognize expenses on their income statements in a manner similar to the current accounting and eliminates the current real estate-specific provisions for all entities. The guidance also modifies the classification criteria and the accounting for sales-type and direct financing leases for lessors. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of the adoption of ASU 2016-02.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest — Imputation of Interest (Subtopic 835-30) — Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which provides guidance on simplifying the presentation of debt issuance costs, requiring that debt issuance costs related to a recognized debt liability be presented in the consolidated balance sheets as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued ASU No, 2015-15, Interest – Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements — Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (“ASU 2015-15”), which further clarifies ASU 2015-03 as it relates to presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. ASU 2015-15 allows an entity deferring and presenting debt issuance costs related to line-of-credit arrangements as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. Both ASU 2015-03 and ASU 2015-15 require retrospective adoption and are effective for financial statement periods beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2015-03 and ASU 2015-15 as of March 31, 2016, and the adoption of these standards did not have a material effect on its consolidated financial statements or disclosures.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 explicitly requires management of all entities to evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued (or available to be issued when applicable), and to provide related footnote disclosure in certain circumstances. ASU 2014-15 is effective for the Company in the first annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Earlier adoption is permitted. The Company early adopted this standard as of December 31, 2015.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which provides guidance for revenue recognition. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition- Construction-Type and Production-Type Contracts. ASU 2014-09’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”), which delays the effective date of ASU 2014-09 by one year. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. As such, the updated standard will be effective for the Company in the first quarter of 2018, with the option to adopt it in the first quarter of 2017. The Company may adopt the new standard under the full retrospective approach or the modified retrospective approach. The Company has not yet selected a transition method nor has determined the effect of ASU 2014-09 on its ongoing financial reporting.

Note 3: Fair Value of Financial Instruments

Management believes the fair value of the obligation under secured borrowing arrangement and convertible note with a related party approximates carrying value because the debt carries market rates of interest. The Company’s remaining financial instruments consisted primarily of accounts receivable, accounts payable, accrued liabilities, and accrued restructuring charges, all of which are short-term in nature with fair values approximating carrying value.

Note 4: Capstone Nutrition Agreements

The Company entered into a series of agreements with Capstone Nutrition (“Capstone”) effective March 2, 2015, including an amendment (the “Amendment”) to a Manufacturing Agreement dated November 27, 2013 (the “Manufacturing Agreement”). Pursuant to the Amendment, Capstone shall be the Company’s nonexclusive manufacturer of dietary supplements and food products sold or intended to be sold by the Company. The Amendment includes various agreements including amended pricing terms. The initial term ends January 1, 2022, and may be extended for three successive 24-month terms, and includes renewal options.

The Company agreed to pay to Capstone a non-refundable sum of $2.5 million to be used by Capstone solely in connection with the expansion of its facility necessary to fulfill anticipated Company requirements under the Manufacturing Agreement and Amendment. The Company paid Capstone this $2.5 million during 2015.

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

The Company utilized the Black-Scholes valuation model to determine the value of the warrants and recorded an asset of $977,000, which was accounted for under the cost method and assessed for impairment. The warrant is included in long-term investments on the consolidated balance sheet as of March 31, 2016. The Company also recorded $1.5 million of prepaid expenses and other assets on the consolidated balance sheet as of March 31, 2016, which is being amortized over the remaining life of the Manufacturing Agreement of 6.5 years.

The Company and INI also entered into an option agreement (the “Option Agreement”). Subject to additional provisions and conditions set forth in the Option Agreement, at any time on or prior to June 30, 2016, the Company shall have the right to purchase for cash all of the remaining outstanding shares of INI’s common stock not already owned by the Company after giving effect to the exercise of the Warrant, based on an aggregate enterprise value, equal to $200.0 million. The fair value of the option was deemed de minimus as of the transaction date.

The Company is engaged in a dispute with Capstone concerning amounts allegedly owed under the Manufacturing Agreement. Capstone claims that it is owed approximately $22.0 million of outstanding accounts payable, of which $20.8 million was included in the Company’s accounts payable balance as of March 31, 2016. The companies are working to reconcile the $1.2M variance which relates to invoices not received by the Company as well as questions about shipping and receiving documentation to support potentially open invoices as claimed by Capstone. The Company claims that Capstone owes the Company at least $13.5 million in losses caused by, among other things, Capstone’s failure to timely manufacture and supply the Company’s products. On February 12, 2016, Capstone requested a mediation with the American Arbitration Association. As of the date of this report, the mediation is scheduled for May 2016 in New York.

Note 5: Balance Sheet Components

Inventory

Inventory consisted of the following as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015
Raw materials	$1,362	$1,385
Work-in-process	56	22
Finished goods	7,195	11,142

Inventory	$8,613	$12,549

The Company writes down inventory for obsolete and slow moving inventory based on the age of the product as determined by the expiration date. Products within one year of their expiration dates are considered for write-off purposes. Historically, the Company has had minimal returns with established customers. Other than write-down of inventory during restructuring activities, the Company incurred insignificant inventory write-offs during the three months ended March 31, 2016 and 2015.

As disclosed further in Note 8, the Company executed a restructuring plan in August 2015 and wrote down inventory related to discontinued products. The write-down of inventory of $1.7 million is included as a component of cost of revenue in the accompanying consolidated statements of operations for three months ended March 31, 2016. There were no such write-downs for the three months ended March 31, 2015. Inventory write-downs, once established, are not reversed as they establish a new cost basis for the inventory.

Property and Equipment

Property and equipment consisted of the following as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015
Furniture, fixtures and equipment	$3,619	$3,621
Leasehold improvements	3,182	3,227
Manufacturing and lab equipment	1,666	1,659
Vehicles	958	1,146
Displays	486	483
Website	463	463
Construction in process	324	54

Property and equipment, gross	10,698	10,653
Less: accumulated depreciation and amortization	(4,294)	(3,960)

Property and equipment, net	$6,404	$6,693

Depreciation and amortization expense related to property and equipment was $427,000 and $382,000 for the three months ended March 31, 2016 and 2015, respectively, which is included in the selling, general, and administrative expense in the accompanying consolidated statements of operations.

As disclosed further in Note 8, the Company executed a restructuring plan in August 2015 and wrote-off certain long-lived assets, primarily leasehold improvements, related to the abandonment of certain leased facilities. The write-off of long-lived assets of $26,000 is included as a component of restructuring and other charges in the accompanying consolidated statements of operations for the three months ended March 31, 2016. There were no such write-offs for the three months ended March 31, 2015.

Intangible Assets

Intangible assets consist of the following (in thousands) and include the BioZone asset acquisition and MusclePharm’s apparel rights reacquired from Worldwide Apparel:

	As of March 31, 2016
	Gross Value	Accumulated Amortization	Net Carrying Value	Weighted- Average Useful Lives (years)
Amortized Intangible Assets
Customer relationships	$3,130	$(470)	$2,660	15.0
Non-compete agreements	69	(69)	—	—
Patents	2,158	(608)	1,550	8.0
Trademarks	934	(170)	764	6.7
Brand	4,020	(582)	3,438	10.5
Domain name	54	(33)	21	5.0

Total intangible assets	$10,365	$(1,932)	$8,433

	As of December 31, 2015
	Gross Value	Accumulated Amortization	Net Carrying Value	Weighted- Average Useful Lives (years)
Amortized Intangible Assets
Customer relationships	$3,130	$(417)	$2,713	15.0
Non-compete agreements	69	(69)	—	—
Patents	2,158	(540)	1,618	8.0
Trademarks	933	(133)	800	6.7
Brand	4,020	(522)	3,498	10.5
Domain name	54	(31)	23	5.0

Total intangible assets	$10,364	$(1,712)	$8,652

Intangible assets amortization expense for the three months ended March 31, 2016 and 2015 was $220,000 and $225,000, respectively, which is included in the selling, general, and administrative expense in the accompanying consolidated statements of operations.

As of March 31, 2016, the estimated future amortization expense of intangible assets is as follows (in thousands):

Year Ending December 31,
The remainder of 2016	$809
2017	1,071
2018	1,063
2019	1,061
2020	1,043
2021	1,010
Thereafter	2,376

Total amortization expense	$8,433

Note 6: Other Expense, net

During the three months ended March 31, 2016 and 2015, other expense, net consists of the following (in thousands):

	Three Months Ended March 31,
	2016	2015
Other expense, net:
Interest expense	$(519)	$(125)
Foreign currency transaction gain (loss)	103	(64)
Other	(296)	6

Total other expense, net	$(712)	$(183)

Note 7: Debt

As of March 31, 2016 and December 31, 2015, the Company’s debt consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Revolving line of credit	$—	$3,000
Term loan	—	2,949
Convertible note – with a related party, net of discount	5,964	5,952
Obligations under secured borrowing arrangement	5,713	—
Other	21	21

Total debt	11,698	11,922
Less: current portion	(11,698)	(5,970)

Long term debt	$—	$5,952

In September 2014, the Company entered into a line of credit facility with ANB Bank for up to $8.0 million of borrowings. The line of credit originally matured in September 2017, and accrued interest at the prime rate plus 2%. The line of credit was secured by inventory, accounts receivable, intangible assets and equipment. As of December 31, 2015, the outstanding borrowings under the line of credit was $3.0 million. The Company was not in compliance with certain financial covenants under the line of credit as of December 31, 2015, which limited further borrowings. The Company repaid its outstanding principal and accrued interest under the line of credit in full in January 2016 in conjunction with the Company’s secured borrowing arrangement as described below. As of March 31, 2016, the Company had no outstanding borrowings under the line of credit facility.

In February 2015, the Company entered into a $4.0 million term loan agreement with ANB Bank. The term loan carried a fixed interest rate of 5.25% per annum, was repayable in 36 equal monthly installments of principal and interest, and originally matured in February 2018. The term loan contained various events of default, including cross default provisions related to the line of credit, which could have required repayments of the term loan. The Company was not in compliance with certain financial covenants under the term loan as of December 31, 2015, and received various waivers from the lender during the year ended December 31, 2015. As of December 31, 2015, the outstanding borrowings under the term loan was $2.9 million. The Company repaid its outstanding principal and accrued interest under the term loan in full in January 2016 in conjunction with the Company’s secured borrowing arrangement as described below, and as of March 31, 2016, the Company had no outstanding borrowings under the term loan.

On October 9, 2015, the Company entered into loan modification agreements with ANB Bank under the line of credit and term loan to: (i) change the maturity date of the loans to January 15, 2016, (ii) prohibit the loans to be declared in default prior to December 10, 2015, except for defaults resulting from failure to make timely payments, and (iii) delete certain financial covenants from the line of credit. In consideration for these modifications, Ryan Drexler, Interim Chief Executive Officer, Interim President and Chairman of the Board of Directors, and a family member provided their individual guaranty for the remaining balance of the term loan and line of credit of $6.2 million. In consideration for executing his guaranty, the Company issued to Mr. Drexler 28,571 shares of the Company’s common stock with a grant date fair value of $80,000 (based upon the closing price of common stock on the date of issuance).

In December, 2015, the Company entered into a convertible secured promissory note agreement with Mr. Drexler, pursuant to which he loaned the Company $6.0 million. Proceeds from the note were used to fund working capital requirements. The convertible note is secured by all assets and properties of the Company and its subsidiaries whether tangible or intangible. The convertible note carries an interest at 8% per annum, or 10% in the event of default. Both the principal and the interest under the convertible note are due in January 2017, unless converted earlier. The holder can convert the outstanding principal and accrued interest into shares of common stock (2,608,695 shares) for $2.30 per share at any time. The Company may prepay the convertible note at the aggregate principal amount therein plus accrued interest by giving the holder between 15 and 60 day-notice, depending upon the specific circumstances, provided that the holder may convert the note during the notice period. The Company recorded the convertible note of $6.0 million as a liability in the balance sheet and also recorded a beneficial conversion feature of $52,000 as a debt discount upon issuance of the convertible note, which is being amortized over the term of the convertible debt using the effective interest method. The beneficial conversion feature was calculated based on the difference between the fair value of common stock and the effective conversion price of the convertible note. As of March 31, 2016 and December 31, 2015, the convertible note had an outstanding principal balance of $6.0 million.

On January 11, 2016, the Company entered into a Purchase and Sale Agreement (the “Agreement”) with Prestige Capital Corporation (“Prestige”) pursuant to which the Company agreed to sell and assign and Prestige agreed to buy and accept, certain accounts receivable owed to the Company (“Accounts”). Under the terms of the Agreement, upon the receipt and acceptance of each assignment of Accounts, Prestige will pay the Company 80% of the net face amount of the assigned Accounts, up to a maximum total borrowings of $10.0 million subject to sufficient amounts of accounts receivable to secure the loan. The remaining 20% will be paid to the Company upon collection of the assigned Accounts, less any chargeback, disputes, or other amounts due to Prestige. Prestige’s purchase of the assigned Accounts from the Company will be at a discount fee which varies based on the number of days outstanding from the assignment of Accounts to collection of the assigned Accounts. In addition, the Company granted Prestige a continuing security interest in and lien upon all accounts receivable, inventory, fixed assets, general intangibles and other assets. The Agreement has an initial term of six months with options to extend. Prestige may cancel the Agreement with 30-day notice.

During the three months ended March 31, 2016, the Company sold to Prestige Accounts with an aggregate face amount of approximately $28.9 million and Prestige paid to the Company approximately $23.1 million in cash, of which $17.5 million was subsequently repaid to Prestige on, or prior to March 31, 2016. The proceeds from the initial assignment to Prestige under this secured borrowing arrangement were primarily utilized to pay off the balance of the existing line of credit and term loan with ANB Bank.

Other

Other debt primarily consists of debt in default, which was immaterial, as of March 31, 2016 and December 31, 2015 and is included as a component of short-term debt. Debt in default is related to convertible debt issued during the year ended December 31, 2012 and prior where the convertible debt was never converted to common stock, nor was the principal repaid. The Company is in the process of contacting the remaining debt holders and negotiating settlement of the debt.

Note 8: Restructuring

As part of an effort to better focus and align the Company’s resources toward profitable growth, on August 24, 2015, the Board of Directors authorized the Company to undertake steps to commence a restructuring of the business and operations, which continued through the current quarter. The Company closed certain facilities, reduced headcount, discontinued products, and renegotiated certain contracts resulting in restructuring and other charges of $17.9 million, of which $1.3 million was included in cost of revenue and $16.6 million was included in operating expenses in the consolidated statements of operations, during the third quarter of 2015 and $3.3 million, of which $1.6 million was included in cost of revenue and $1.7 million was included in operating expenses in the consolidated statements of operations, during the fourth quarter of 2015.

For the three months ended March 31, 2016, the Company incurred additional restructuring and other charges of $2.3 million, of which $1.7 million related to write-down of inventory was included in cost of revenue and $0.6 million was included in operating expenses in the consolidated statements of operations. The restructuring and other charges of $0.6 million comprises of: (i) $431,000 to be paid in cash, of which $410,000 related to employee severance costs and $21,000 related to abandoned leased facilities; and (ii) $143,000 for other non-cash charges, of which $117,000 related to acceleration of stock-based compensation of terminated employees and $26,000 related to write-off of long-lived assets related to the abandonment of certain lease facilities. The Company anticipates possible additional restructuring charges in 2016 to continue to move the business toward profitable operations.

As of March 31, 2016, the restructuring charges to be paid in cash totaled $9.1 million, which are comprised of: (i) $334,000 related to severance and termination benefit costs related to terminated employees; (ii) $8.0 million related to cancellation of certain contracts and sponsorship agreements, which are payable through December 2016; (iii) $350,000 related to purchase commitment of discontinued inventories not yet received by the Company, which remained accrued as of March 31, 2016; and (iv) $375,000 for costs associated with permanently vacating certain leased facilities.

The following table illustrates the provision of the restructuring charges and the accrued restructuring charges balance as of March 31, 2016 and December 31, 2015 (in thousands):

	Employee Severance Costs	Contract Termination Costs	Purchase Commitment of Discontinued Inventories Not Yet Received	Abandoned Leased Facilities	Total
Balance as of December 31, 2014	$—	$—	$—	$—	$—
Expensed	1,353	6,979	350	467	9,149
Cash payments	(845)	(949)	—	(56)	(1,850)
Reclassification from accounts payable to cancellation of certain contracts and sponsorship agreements	—	2,120	—	—	2,120

Balance as of December 31, 2015	508	8,150	350	411	9,419
Expensed	410	—	—	21	431
Cash payments	(584)	(116)	—	(57)	(757)

Balance as of March 31, 2016	$334	$8,034	$350	$375	$9,093

The total future payments under the restructuring plan as of March 31, 2016 are as follows (in thousands):

	Remainder of 2016	Year Ending December 31,
Outstanding Payments		2017	2018	2019	2020	2021	Total
Contract termination costs	$8,034	$—	$—	$—	$—	$—	$8,034
Purchase commitment of discontinued inventories not yet received	350	—	—	—	—	—	350
Employee severance costs	334	—	—	—	—	—	334
Abandoned leased facilities	96	100	85	87	7	—	375

Total future payments	$8,814	$100	$85	$87	$7	$—	$9,093

Note 9: Commitments and Contingencies

Operating Leases

The Company leases office and warehouse facilities under operating leases which expire at various dates through 2029. The amounts reflected in the table below are for the aggregate future minimum lease payments under non-cancelable facility operating leases. Under lease agreements that contain escalating rent provisions, lease expense is recorded on a straight-line basis over the lease term. Rent expense for the three months ended March 31, 2016 and 2015 amounted to $346,000 and $383,000.

As of March 31, 2016, future minimum lease payments are as follows (in thousands): (1)

Year Ending December 31,
2016	$800
2017	856
2018	869
2019	708
2020	431
2021	292
Thereafter	2,089

Total minimum lease payments	$6,045

(1)	The amounts in the table above exclude $0.5 million in operating lease liabilities resulting from the restructuring plan expensed through March 31, 2016 (see Note 8).

Capital Leases

In December 2014, the Company entered into a capital lease agreement providing for approximately $1.8 million in credit to lease up to 50 vehicles as part of a fleet lease program. As of March 31, 2016, the Company leased 15 vehicles under the capital lease and the original costs and accumulated depreciation of leased assets were $481,000 and $86,000, respectively, which are included in property and equipment in the consolidated balance sheets.

The Company also leases manufacturing and warehouse equipment under capital leases, which expire at various dates through February 2020. As of March 31, 2016 and December 31, 2015, short-term capital lease liabilities of $157,000 and $186,000, respectively are included as a component of current liabilities, and the long-term capital lease liabilities of $227,000 and $330,000, respectively are included as a component of long-term liabilities in the consolidated balance sheets.

As of March 31, 2016, the Company’s future minimum lease payments under capital lease agreements are as follows (in thousands):

Year Ending December 31,
2016	$133
2017	135
2018	99
2019	45
2020	1

Total minimum lease payments	413
Less amounts representing interest	(29)

Present value of minimum lease payments	$384

Contingencies

In the normal course of business or otherwise, the Company may become involved in legal proceedings. The Company will accrue a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. The accrual for a litigation loss contingency might include, for example, estimates of potential damages, outside legal fees and other directly related costs expected to be incurred. As of March 31, 2016 and December 31, 2015, the Company was not involved in any material legal proceedings, with the exception of the lawsuit with a former executive, as described below.

Third-Party Manufacturer Dispute

The Company is engaged in a dispute with Capstone concerning amounts allegedly owed under the Manufacturing Agreement. Capstone claims that it is owed approximately $22.0 million in outstanding payables, of which $20.8 million was included in the Company’s accounts payable balance as of March 31, 2016. The companies are working to reconcile the $1.2M variance which relates to invoices not received by the Company as well as questions about shipping and receiving documentation to support potentially open invoices as claimed by Capstone. The Company disputes Capstone’s claim, and claims that Capstone owes the Company at least $13.5 million in losses caused by, among other things, Capstone’s failure to timely manufacture and supply the Company’s products. On February 12, 2016, Capstone requested a mediation with the American Arbitration Association. As of the date of this report, the mediation is scheduled for May 2016 in New York.

Supplier Complaint

On January 15, 2016, ThermoLife International LLC (“ThermoLife”), a supplier of nitrates to MusclePharm, filed a complaint against the Company in Arizona state court. In its complaint, ThermoLife alleges that the Company failed to meet minimum purchase requirements contained in the parties’ supply agreement. On March 14, 2016, the Company filed an answer to ThermoLife’s complaint, denying the allegations contained in the complaint, and filed a counterclaim alleging that ThermoLife breached its express warranty to MusclePharm because ThermoLife’s products were defective and could not be incorporated into the Company’s products. The action is pending.

Former Executive Lawsuit

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

On February 3, 2016, Estalella filed a complaint in Colorado state court against the Company and Ryan Drexler, Interim Chief Executive Officer, Interim President and Chairman of the Board of Directors, alleging, among other things, that the Company breached the Employment Agreement, and seeking certain equitable relief and unspecified damages. The Company believes Estalella’s claims are without merit. Estalella remains a member of the Company’s Board of Directors.

As of the date of this report, the Company has evaluated the potential outcome of this lawsuit and recorded the liability consistent with our policy.

Endorser Dispute

The Company is engaged in a dispute with ETW Corp. (“ETW”) concerning the validity of, and payments allegedly owed under, an endorsement agreement with professional golfer Tiger Woods, and amendments thereto (as amended, the “Endorsement Agreement”). ETW claims that the Company owes it approximately $7.0 million under the Endorsement Agreement. The Company has the entire $7.0 million accrued for as of March 31, 2016. The Company, however, believes that it does not owe any amounts under the Endorsement Agreement, and has demanded the return of payments previously made, as a result of, among other things, certain misrepresentations and omissions made by ETW and its representatives. The parties have agreed to mediate the dispute. The mediation is scheduled for May 2016 in New York.

Shareholder Derivative Complaint

On October 27, 2015, Brian D. Gartner, derivatively and on behalf of MusclePharm Corporation, filed a verified shareholder derivative complaint in the 8th District Court, State of Nevada, Clark County (No. A-15-726810-B) alleging, among other things, breaches of fiduciary duty as members of the Board of Directors and/or executive officers of the Company against Brad Pyatt, Lawrence S. Meer, Donald W. Prosser, Richard Estalella, Jeremy R. Deluca, Michael J. Doron, Cory Gregory, L. Gary Davis, James J. Greenwell, John H. Bluher and Daniel J. McClory. Mr. Gartner alleges a series of accounting and disclosure failures resulted in the filing of materially false and misleading filings with the SEC from 2010 through July 2014, resulting in settlement with the SEC requiring payment of $700,000 of civil penalties. Mr. Gartner seeks various remedies, including interpretation of bylaws provisions, permanent injunctive relief, damages against the defendants for breaches of their fiduciary duty, corporate governance changes to ensure the Company maintain proper internal controls and SEC reporting procedures, as well as costs and reasonable attorneys’ fees, accountants’ and experts’ fees, costs and expenses. The individual defendants seek removal of the action to federal court and a scheduling stipulation is contemplated. The case continues in Nevada District Court with the most recent action being the filing of affidavits of service by the plaintiff.

SEC Settlement

In September 2015, the Company’s proposal regarding final settlement of an ongoing SEC investigation was accepted, and all aspects of the investigation related to the Company were terminated. The Company, without admitting or denying the SEC claims, agreed to a payment of $700,000 which was accrued for in 2014 and paid during 2015 and 2016. The Company also agreed to the appointment of an independent consultant, mutually acceptable to the SEC and the Company, for a 12-month period to monitor the Company’s reporting practices and internal controls.

Insurance Carrier Lawsuit

On February 12, 2015, the Company filed a complaint in the District Court, City and County of Denver, Colorado against Liberty Insurance Underwriters, Inc. (“Liberty”) claiming wrongful and unreasonable denial of coverage for the cost and expenses that the Company incurred in connection with the SEC investigation and related matters under the Company’s Directors and Officers insurance policies.

Sponsorship and Endorsement Contract Liabilities

The Company has various non-cancelable endorsement and sponsorship agreements with terms expiring through 2022. The total value of future contractual payments as of March 31, 2016 are as follows (in thousands):

		Year Ending December 31,
	Remainder of 2016	2017	2018	2019	2020	Thereafter	Total
Outstanding Payments
Endorsement (1)	$1,898	$2,580	$2,500	$4,167	$5,000	$6,667	$22,812
Sponsorship	3,639	2,294	2,404	985	—	—	9,322

Total future payments	$5,537	$4,874	$4,904	$5,152	$5,000	$6,667	$32,134

(1)	The amounts in the table above include $22.5 million in connection with the endorsement agreement with Marine MP, LLC (Arnold Schwarzenegger) that will not be due as the agreement was terminated in May 2016 (see Note 16).

Note 10: Stockholders’ Equity

Common Stock

For the three months ended March 31, 2016, the Company issued common stock including restricted stock awards, as follows (in thousands, except share and per share data):

Transaction Type	Quantity (Shares)	Valuation ($)	Range of Value per Share
Stock issued to employees, executives and directors	145,245	$756	$1.89-2.21

Total	145,245	$756	$1.89-2.21

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

Common stock outstanding as of March 31, 2016 and December 31, 2015 has been adjusted to include shares legally outstanding even if subject to future vesting.

Treasury Stock

For the three months ended March 31, 2016 and 2015, the Company did not repurchase any shares of its common stock and held 875,621 shares in treasury as of March 31, 2016 and December 31, 2015. As of December 31, 2015, 860,900 of the Company’s shares held in treasury were subject to a pledge with a lender in connection with a term loan. As of March 31, 2016, these shares were returned to treasury as the term loan was paid off in January 2016.

Note 11: Stock-Based Compensation

The Company’s stock-based compensation for the three months ended March 31, 2016 consist primarily of restricted stock awards. The activity of restricted stock awards granted to employees, executives and board members was as follows:

	Unvested Restricted Stock Awards
	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested balance – December 31, 2015	1,025,999	$12.34
Granted	145,245	1.99
Vested	(810,245)	12.40
Cancelled	(10,000)	13.00

Unvested balance – March 31, 2016	350,999	$7.91

The total fair value of restricted stock awards granted to employees and board members for the three months ended March 31, 2016 and 2015 was $289,000 and $75,000. As of March 31, 2016 and December 31, 2015, the total unrecognized expense for unvested restricted stock awards, net of expected forfeitures, was $1.8 million and $8.5 million, respectively, which is expected to be amortized over a weighted-average period of 2.8 and 3.0 years, respectively.

Accelerated Vesting of Restricted Stock Awards Related to Brad Pyatt’s, Former Chief Executive Officer, Termination of Employment Agreement

On March 15, 2016, Brad Pyatt, the Company’s former Chief Executive Officer, terminated his employment with the Company. Pursuant to the terms of the separation agreement with the Company, in exchange for a release of claims, the Company agreed to pay severance in the amount of $1.1 million, payable over a 12-month period, a lump sum of $250,000 and reimbursement of COBRA premiums. In addition, the remaining unvested restricted stock awards held by Brad Pyatt of 500,000 shares vested in full upon his termination in accordance with the original grant terms. In connection with the accelerated vesting of these restricted stock awards, the Company recognized stock compensation expense of $3.9 million, which is included in the salaries and benefits expense in the accompanying consolidated statement of operations for the three months ended March 31, 2016.

Stock Options

In February 2016, the Company issued options under the 2015 Equity Incentive Plan to purchase 137,362 shares of the Company’s common stock to Mr. Drexler, the Company’s Interim Chief Executive Officer, Interim President and Chairman of the Board of Directors, and 54,945 to Michael Doron, the Lead Director of the Board of Directors. These stock options have a contractual term of 10 years and a grant date fair value of $294,000, which is amortized on a straight-line basis over the vesting period of 2 years. The Company determined the fair value of the stock options using the Black-Scholes model. For the three months ended March 31, 2016, the Company recorded stock compensation expense of $14,000. There were no options granted in the three months ended March 31, 2015.

Restricted Stock Awards Related to Energy Drink Agreement

In January 2015, the Company entered into an energy drink agreement with Langer Juice and Creative Flavor Concepts to expand into a new product line. In connection with the agreement, the Company issued a total of 150,000 shares of its restricted common stock with trade restrictions for a period of three years. The restricted stock awards issued had a grant date fair value of approximately $1.2 million, which was initially included as a component of prepaid stock compensation and additional paid-in capital in the consolidated balance sheets upon issuance. The prepaid stock compensation was originally amortized over the performance period of ten years. In connection with the restructuring plan disclosed further in Note 8, the Company discontinued this product and wrote off the unamortized prepaid stock compensation of $1.1 million in August 2015.

Agreements with Worldwide Apparel, LLC – Muscle Pharm Apparel Rights

In February 2015, the Company entered into an agreement with Worldwide Apparel, LLC (“Worldwide”) to terminate Worldwide’s right to use MusclePharm’s brand images in apparel effective March 28, 2015. The brand rights were originally licensed in May 2011, and amended in March 2014 prior to the termination. The consideration related to the acquisition of the MusclePharm Apparel from Worldwide consists of a cash consideration of $850,000 and 170,000 shares of MusclePharm common stock with an aggregated fair value of $1.4 million. The total cost of the MusclePharm apparel acquisition of $2.2 million was included in the caption brand within intangible assets, net, in the accompanying consolidated balance sheet, and is subject to amortization over a period of seven years.

Restricted Stock Awards Issued Related to Attempted Financing Agreement

In May 2015, the Company negotiated the termination of an attempted financing agreement with a lending institution and issued 50,000 shares of its common stock. The fair value of the common stock was $325,000 based upon the closing price of common stock on the date of issuance, and was recorded as selling, general and administrative expense.

Restricted Stock Awards Issued Related to Consulting/Endorsement Agreement

In May 2015, the Company entered into consulting and endorsement agreements with William Phillips. In connection with the endorsement agreements, the Company agreed to issue a total of 50,000 shares of its restricted common stock. The restricted common stock issued had a grant date fair value of $292,000, which was included as a component of prepaid stock compensation and additional paid-in capital in the consolidated balance sheets upon issuance. The prepaid stock compensation was originally amortized over the performance period of three years. In connection with the restructuring disclosed in Note 8, the Company terminated the consulting and endorsement agreements with William Phillips and wrote-off the unamortized prepaid stock compensation of $268,000 in August 2015.

In connection with the consulting agreement, the Company also agreed to issue restricted shares worth $25,000 (based upon the weighted average stock price during the 15-day-period prior to issuance) within 10 days after each subsequent three-month period term. In July 2015, the Company issued 5,189 shares of its common stock to William Phillips. The fair value of the common stock was $28,000 based upon the closing price of common stock on the date of issuance, and was recorded as advertising and promotion expense. No additional common stock will be issued to William Phillips under this agreement.

Restricted Stock Awards Issued to Ryan Drexler, Interim Chief Executive Officer, Interim President and Chairman of the Board of Directors, Related to Loan Modification

In October 2015, the Company entered into loan modification agreements with the banking institution under its line of credit and term loan to: (i) change the maturity date of the loans to January 15, 2016, (ii) prohibit the loans to be declared in default prior to December 10, 2015, except for defaults resulting from failure to make timely payments, and (iii) delete certain financial covenants from the line of credit. In consideration for these modifications, Ryan Drexler, Interim Chief Executive Officer, Interim President and Chairman of the Board of Directors, and a family member, provided their individual guaranty for the remaining balance of the loans ($6.2 million). In consideration for executing his guaranty, the Company issued to Mr. Drexler 28,571 shares of common stock with a grant date fair value of $80,000 (based upon the closing price of common stock on the date of issuance).

Restricted Stock Awards to Non-Employees

In July 2014, in connection with an endorsement agreement, the Company issued 446,853 shares of its restricted common stock to ETW Corp with an aggregate market value of $5.0 million, as further described in Note 13. In September 2014, the Company entered into a consulting agreement with a third-party service provider and issued 30,000 shares of its restricted common stock with an aggregate market value of $402,000. These restricted stock awards granted to non-employees were initially included as a component of prepaid stock compensation and additional paid-in capital in the consolidated balance sheet upon issuance. The prepaid stock compensation was originally amortized over the performance period. In connection with the restructuring plan disclosed further in Note 8, the Company wrote-off the unamortized prepaid stock compensation related to these restricted stock awards to non-employees of $3.8 million in August 2015.

Note 12: Net Loss per Share

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

The following table sets forth the computation of the Company’s basic and diluted net loss per share for the periods presented (in thousands, except share and per share data):

	Three Months Ended March 31,
	2016	2015
Net loss	$(6,605)	$(7,479)

Weighted-average common shares used in computing net loss per share, basic and diluted	13,896,876	13,333,868

Net loss per share, basic and diluted	$(0.48)	$(0.56)

The following securities were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	Three Months Ended March 31,
	2016	2015
Stock options (exercise price - $1.89 - $425/share)	192,307	472
Warrants (exercise price - $11.90/share)	100,000	—
Unvested restricted stock	350,999	2,273,766
Convertible note (exercise price - $2.30/share)	2,608,695	—

Total common stock equivalents	3,252,001	2,274,238

Note 13: Endorsement Agreements

Arnold Schwarzenegger

In July 2013, the Company entered into an Endorsement Licensing and Co-Branding Agreement by and among, the Company, Arnold Schwarzenegger, Marine MP, LLC, and Fitness Publications, Inc. Under the terms of the agreement, Mr. Schwarzenegger was co-developing a special Arnold Schwarzenegger product line being co-marketed under Mr. Schwarzenegger’s name and likeness.

In connection with this agreement, the Company also issued to Marine MP, LLC fully vested restricted shares of common stock with an aggregate market value of $8.5 million. As of March 31, 2016 and December 31, 2015, the amount of unamortized stock compensation expense related to this agreement was $0.9 million and $1.6 million, respectively. The shares are being amortized over the original three-year term of the agreement. The full amount of unamortized stock compensation is included as a component of prepaid stock compensation, current portion in the consolidated balance sheets. As disclosed in Note 16, this agreement has been terminated effective May 6, 2016.

On March 8, 2016, the Company received a demand notice for $2.7 million. The Company has expensed these costs in 2015 and they remained accrued as of March 31, 2016.

Tiger Woods

On July 1, 2014, the Company entered into an Endorsement Agreement with ETW Corp. Under the terms of the agreement, Tiger Woods agreed to endorse certain of the Company’s products and use a golf bag during all professional golf play which prominently displayed the MusclePharm name and logo.

In conjunction with this agreement, on July 3, 2014, the Company issued 446,853 shares of the Company’s restricted common stock to ETW Corp with an aggregate market value of $5.0 million. The shares were amortized over the original four-year term of the agreement. The current and non-current portions of the unamortized stock compensation were initially included as a component of prepaid stock compensation in the consolidated balance sheets. The amount of unamortized stock compensation expense of $3.5 million related to this agreement was written off in connection with the restructuring plan disclosed further in Note 8.

The Company is engaged in a dispute with ETW Corp. concerning the validity of, and payments allegedly owed under, amendments to the Endorsement Agreement. ETW Corp. claims that the Company owes approximately $7.0 million under the agreement. The Company has the entire $7.0 million accrued for as of March 31, 2016. The Company, however, believes that it does not owe any amounts under the agreement and has demanded the return of payments previously made. The parties have agreed to mediate the dispute. The mediation is scheduled for May 2016 in New York.

Johnny Manziel

On July 15, 2014, the Company entered into an Endorsement Agreement for the services of Johnny Manziel. As part of this agreement, the Company issued a warrant to purchase 100,000 shares of MusclePharm common stock at an exercise price of $11.90 per share. The warrants vest monthly over a period of 24 months beginning August 15, 2014, and have a five-year contractual term. For the three months ended March 31, 2016 and 2015, the Company recognized stock-based compensation expense of $3,000 and $33,000, respectively, related to these warrants, which is included as a component of advertising and promotion expense in the accompanying consolidated statements of operations. The Company used the Black-Scholes model to determine the estimated fair value of the warrants, with the following assumptions: contractual life of five years, risk free interest rate of 1.7%, dividend yield of 0%, and expected volatility of 55%. In connection with the restructuring disclosed in Note 8, the Company notified Johnny Manziel of its intention to terminate the endorsement agreement; however, Johnny Manziel disputes the termination notice. As of March 31, 2016, 83,338 shares were vested under the warrant.

Note 14: Income Taxes

The Company recorded an income tax provision of $131,000 and $12,000 for the three months ended March 31, 2016 and 2015, respectively, related to foreign income taxes and federal and state minimum taxes.

Income taxes are provided for the tax effects of transactions reported in the consolidated financial statements and consist of taxes currently due. Deferred taxes relate to differences between the basis of assets and liabilities for financial and income tax reporting which will be either taxable or deductible when the assets or liabilities are recovered or settled. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has established a full valuation allowance as it is more likely than not that the tax benefits will not be realized as of March 31, 2016.

Note 15: Geographical Information

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

Revenue, net by geography is based on the company addresses of the customers. The following table sets forth revenue, net by geographic area (in thousands):

	Three Months Ended March 31,
	2016	2015
Revenue, net:
United States	$29,692	$31,588
International	13,220	9,734

Total revenue, net	$42,912	$41,322

Note 16: Subsequent Events

Sale of BioZone Subsidiary

In April 2016, the Company entered into an agreement to sell its wholly-owned subsidiary, BioZone, for cash of approximately $9.8 million, of which $1.5 million is subject to an earn-out based on the financial performance of BioZone for the twelve months following the closing of the transaction. The Company agrees at the closing of the sale to purchase a minimum of $3.0 million of products from BioZone annually for an initial term of three years. In addition, MusclePharm agrees to pay down $350,000 of BioZone’s accounts payables which will be deducted from the purchase price. As part of the transaction, the Company agrees to sell to the purchaser 200,000 shares of its common stock for $50,000. The agreement provides that if the Company is unable to obtain certain concessions from a landlord at one of BioZone’s facilities, BioZone may cause the Company to assume the lease of that facility. The transaction is expected to close in the second fiscal quarter of 2016.

Termination of Marine MP, LLC (Arnold Schwarzenegger) Agreement

On May 3, 2016 the Company received written notice from Marine MP, LLC (lender), Arnold Schwarzenegger (endorser), and Fitness Publications (collectively referred to as the “Parties”) that the Parties were terminating the endorsement licensing and co-branding agreement with the Company effective May 6, 2016. The agreement was subject to an auto-renewal clause which the Company did not expect to achieve and, therefore, the agreement would have expired on July 25, 2016.

Included in Note 9, footnote 1, is $22.5 million of future contractual payments related to this endorsement agreement which the Company will no longer be committed to with the termination of this agreement between the Parties.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (the “Form 10-Q”), and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission on March 17, 2016. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section entitled “Risk Factors” included elsewhere in this Form 10-Q.

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

Restructuring Plan

On August 24, 2015, our Board of Directors approved a restructuring plan for the Company. The approved restructuring plan was designed to reduce costs and to better align our resources for profitable growth. Specifically, through March 31, 2016, the restructuring plan resulted in: 1) a reduction in our workforce; 2) abandoning certain leased facilities; 3) renegotiating or terminating a number of contracts with endorsers in a strategic shift away from such arrangements and towards more cost effective marketing and advertising efforts; 4) discontinuing a number of product SKU’s due to lower than expected revenue or margin performance and writing down inventory to net realizable value; and 5) writing off certain assets. The Company completed additional reductions in workforce during the first quarter of 2016. Management is continuing to execute the approved restructuring plan, and as such, additional restructuring charges may be necessary.

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

During the three months ended March 31, 2016, our three largest customers, Costco, GNC and Bodybuilding.com, each individually accounted for more than 10% of our net revenue, and in total represented 39% of our net revenue. During the three months ended March 31, 2015, our two largest customers, Costco and Bodybuilding.com, each individually accounted for more than 10% of our net revenue, and in total represented 37% of our net revenue.

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

Our gross profit fluctuates due to several factors, including sales incentives, new product introductions and upgrades to existing product lines, changes in customer and product mixes, the mix of product demand, shipment volumes, our product costs, pricing and inventory write-downs. Cost of revenue is expected to decrease over time as a percentage of revenue due primarily to our focus on supply chain efficiency and negotiating better pricing with our manufacturers.

Operating Expenses

Advertising and Promotion

Our advertising and promotions consists primarily of athletic endorsements, and sponsorships which includes both cash and stock-based compensation, promotional giveaways, trade show events, Food, Drug, and Mass (FDM) distribution costs, and digital, print, and media advertising.

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

Salaries and Benefits

Salaries and benefits consist primarily of salaries, bonuses, benefits and stock-based compensation. Personnel costs are a significant component of our operating expenses. During the third quarter of 2015, we executed a restructuring plan, resulting in a reduction in our workforce that continued through the period ended March 31, 2016. Salaries and benefits are expected to decrease due to potential additional headcount reductions, limited headcount additions as well as future restricted stock awards, and a reduction in amortization of existing stock-based grants.

Selling, General and Administrative

Our selling, general and administrative expenses consist primarily of freight out, depreciation, amortization, IT equipment and network, facilities related expenses, insurance, director’s fees, which include both cash and stock-based compensation, rental expenses related to equipment leases, supplies, legal settlement costs, and other corporate expenses. We expect our selling, general and administrative expenses to decrease due to our restructuring activities, as we have abandoned certain leased facilities and anticipate the sale of our BioZone subsidiary in the second quarter of this year.

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

Other Expense, net

Other expense, net consists of interest expense, gains and losses on foreign currency transactions and other miscellaneous expenses. We expect interest expense to increase in the near term, based on the interest rate on the convertible secured promissory note that we entered into in December 2015 and the secured borrowing arrangement we entered into in January 2016.

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

Results of Operations

The following tables present our historical operating results in dollars and as a percentage of revenue, net for the periods presented:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Revenue, net	$42,912	$41,322
Cost of revenue (1)	27,699	26,938

Gross profit	15,213	14,384
Operating expenses:
Advertising and promotion	4,287	7,225
Salaries and benefits	9,620	7,061
Selling, general and administrative	4,243	4,962
Research and development	863	965
Professional fees	1,388	1,455
Restructuring and other charges	574	—

Total operating expenses	20,975	21,668

Loss from operations	(5,762)	(7,284)
Other expense, net	(712)	(183)

Loss before provision for income taxes	(6,474)	(7,467)
Provision for income taxes	131	12

Net loss	$(6,605)	$(7,479)

(1)	Cost of revenue for the three months ended March 31, 2016 included restructuring charges of $1,662 related to write-down of inventory.

	Three Months Ended March 31,
	2016	2015
Revenue, net	100%	100%
Cost of revenue	65	65

Gross profit	35	35
Operating expenses:
Advertising and promotion	10	17
Salaries and benefits	22	17
Selling, general and administrative	10	12
Research and development	2	2
Professional fees	3	4
Restructuring and other charges	1	—

Total operating expenses	48	52

Loss from operations	(13)	(18)
Other (expense) income, net	(2)	—

Loss before provision for income taxes	(15)	(18)
Provision for income taxes	—	—

Net loss	(15)%	(18)%

Comparison of the Three Months Ended March 31, 2016 and 2015

Revenue

	Three Months Ended March 31,
	2016	2015	% Change
	(In thousands)
Revenue, net	$42,912	$41,322	4%

Revenue, net increased $1.6 million, or 4%, to $42.9 million for the three months ended March 31, 2016, compared to $41.3 million for the three months ended March 31, 2015. Revenue, net for the three months ended March 31, 2016 increased primarily due to sales of new products introduced in the fourth quarter of 2015 and sales of our existing products as we continued to execute our growth strategy particularly within the MusclePharm® Sport Series. Discounts and sales allowances increased to $8.1 million, or 16% of gross revenue for the three months ended March 31, 2016 from $5.1 million, or 11% of gross revenue for the same period in 2015. The increase in discounts and allowances is primarily related to promotions of new product introductions and discounts and allowances on existing products with key customers.

Cost of Revenue and Gross Profit

	Three Months Ended March 31,
	2016	2015	% Change
	(In thousands)
Cost of revenue (1)	$27,699	$26,938	5%

(1)	Cost of revenue for the three months ended March 31, 2016 included restructuring charges of $1,662 related to write-down of inventory.

	Three Months Ended March 31,
	2016	2015	% Change
	(In thousands)
Gross profit	$15,213	$14,384	6%

Costs of revenue increased 5% to $27.7 million for the three months ended March 31, 2016, compared to $26.9 million for the same period in 2015. Accordingly, gross profit for the three months ended March 31, 2016 was $15.2 million, or 35% of revenue, compared to $14.4 million, or 35% of revenue for the same period 2015. For the three months ended March 31, 2016, we recognized a restructuring charge of $1.7 million related to inventory write down of discontinued SKUs. This inventory write down negatively impacted our gross profit margin by 4%. The gross profit margin, when excluding this inventory write down, increases to 39% as we continue to optimize our product cost with our contract manufacturing partners.

Operating Expenses

Operating expenses for the three months ended March 31, 2016 were $21.0 million, compared to $21.7 million for the same period in 2015. These expenses primarily included costs for advertising and promotions, specifically tradeshow costs to generate visibility and connect with our customers and end-users, costs of strategic partnerships with athletes and sports teams, strategic advertising agreements to promote our brand, investing in our staffing needs in order to stay competitive in our industry, stock-based compensation, legal and litigation related fees, consulting costs, and other charges. Additionally, as a result of the restructuring plan commenced during the third quarter of 2015, we incurred restructuring costs of $0.6 million related to: 1) a reduction in our workforce; and 2) abandoning certain leased facilities during the three months ended March 31, 2016.

Advertising and Promotion

	Three Months Ended March 31,
	2016	2015	% Change
	(In thousands)
Advertising and promotion	$4,287	$7,225	(41)%
Percentage of revenue	10%	17%

Advertising and promotion expenses decreased 41% to $4.3 million for the three months ended March 31, 2016, or 10% of revenue, compared to $7.2 million, or 17% of revenue, for the same period in 2015. Advertising and promotion expenses for the three month ended March 31, 2016 included expenses related to strategic partnerships with athletes and sports teams. The expense associated with these partnerships decreased by $2.6 million as our agreement with the UFC expired during the fourth quarter of 2015 and we renegotiated or terminated a number of contracts as part of our restructuring activities. Additionally, our trade show expense decreased by $0.4 million and our product giveaway costs decreased by $0.3 million. These decreases were partially offset by an increase in partnership advertising of $0.4 million.

Salaries and Benefits

	Three Months Ended March 31,
	2016	2015	% Change
	(In thousands)
Salaries and benefits	$9,620	$7,061	36%
Percentage of revenue	22%	17%

Salaries and benefits increased 36% to $9.6 million, or 22% of revenue, for the three months ended March 31, 2016 compared to $7.1 million, or 17% of revenue, for the same period in 2015. The increase was primarily due to compensation paid to former CEO Brad Pyatt who resigned from the Company in March 2016 (see Note 11) and accounts for $5.3 million of the $9.6 million of salaries and benefits as disclosed in this note. Without this isolated event, salaries and benefits for the three months ended March 31, 2016 would have been $4.3 million, which would have been a 39% reduction compared to the same period in 2015.

Selling, General and Administrative

	Three Months Ended March 31,
	2016	2015	% Change
	(In thousands)
Selling, general and administrative	$4,243	$4,962	(14)%
Percentage of revenue	10%	12%

Selling, general and administrative expenses decreased 14% to $4.2 million, or 10% of revenue, for the three months ended March 31, 2016 compared to $5.0 million, or 12% of revenue, for the same period in 2015. The decrease was primarily due to a decrease in customer non-compliance fees of $0.3 million, travel fees of $0.3 million, grant expense of $0.1 million, and insurance premiums of $0.1 million.

Research and Development

	Three Months Ended March 31,
	2016	2015	% Change
	(In thousands)
Research and development	$863	$965	(11)%
Percentage of revenue	2%	2%

Research and development expenses decreased 11% to $0.9 million for the three months ended March 31, 2016 compared to $1.0 million for the same period in 2015. The decrease was primarily due to a reduction in research fees of $0.1 million.

Professional Fees

	Three Months Ended March 31,
	2016	2015	% Change
	(In thousands)
Professional fees	$1,388	$1,455	(5)%
Percentage of revenue	3%	4%

Professional fees decreased 5% to $1.4 million for the three months ended March 31, 2016, compared to $1.5 million for the same period in 2015. The decrease was primarily due to a decrease in fees related to the SEC investigation of $0.3 million, consulting fees of $0.1 million, and public relations fees of $0.1 million. These decreases were offset by an increase in legal fees of $0.4 million.

Restructuring and Other Charges

	Three Months Ended March 31,
	2016	2015	% Change
	(In thousands)
Restructuring and other charges	$574	$—	100%
Percentage of revenue	1%	—%

For the three months ended March 31, 2016, we incurred additional restructuring and other charges of $0.6 million, which comprises of: (i) $431,000 to be paid in cash, of which $410,000 related to employee severance costs and $21,000 related to abandoned leased facilities; and (ii) $143,000 for other non-cash charges, of which $117,000 related to stock-based compensation of terminated employees and $26,000 related to write-off of long-lived assets related to the abandonment of certain lease facilities. We anticipate incurring additional restructuring charges for the remainder of 2016 to continue to move our business toward profitable operations.

Other Expense, net

The components of our other expense, net consists of the following:

	Three Months Ended March 31,
	2016	2015	% Change
	(In thousands)
Interest expense	$(519)	$(125)	315%
Foreign currency transaction gain (loss)	103	(64)	(261)%
Other	(296)	6	*

Total other expense, net	$(712)	$(183)

*	Not meaningful

Other expense, net for the three months ended March 31, 2016 was an expense of $0.7 million, compared to an expense of $0.2 million for the same period in 2015. The increase in other expense, net was primarily related to foreign currency transaction gains and losses, financing and factoring fees, and other miscellaneous expenses.

Non-GAAP Adjusted EBITDA

In addition to disclosing financial results calculated in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), Form 10-Q discloses Adjusted EBITDA, which is loss from operations adjusted for income taxes, depreciation and amortization of property and equipment, amortization of intangible assets, provision for doubtful accounts, amortization of prepaid stock compensation, amortization of prepaid sponsorship fees, stock-based compensation, issuance of common stock warrants and restructuring and asset impairment charges. Management believes that these Non-GAAP measures provide investors with important additional perspectives into our ongoing business performance.

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

Set forth below are reconciliations of Adjusted EBITDA to our reported GAAP net income (loss):

	Three Months Ended	Year Ended	Three Months Ended				Year Ended	Three Months Ended
	March 31, 2016	Dec. 31, 2015	Dec. 31, 2015	Sep 30, 2015	Jun 30, 2015	Mar 31, 2015	Dec. 31, 2014	Dec 31, 2014	Sep 30, 2014	Jun 30, 2014	Mar 31, 2014
Net (loss) income	$(6,605)	$(51,858)	$(9,706)	$(27,648)	$(7,025)	$(7,479)	$(13,832)	$(16,236)	$603	$(935)	$2,736
Non-GAAP adjustments:
Stock-based compensation	4,670	12,705	4,015	2,154	4,013	2,523	10,931	4,059	2,405	2,091	2,376
Restructuring and asset impairment charges	2,236	21,235	3,323	17,912	—	—	—	—	—	—	—
Amortization of prepaid sponsorship fees	698	6,255	892	2,111	1,821	1,431	5,802	786	1,548	1,810	1,658
Other expense (income), net	712	1,806	716	559	348	183	(5,577)	(26)	(5,234)	27	(344)
Amortization of prepaid stock compensation	703	3,901	703	962	1,127	1,109	3,716	1,134	1,004	783	795
Depreciation and amortization of property and equipment	427	1,760	430	492	456	382	1,285	335	303	333	314
Amortization of intangible assets	220	1,055	279	278	273	225	698	276	(156)	293	285
Stock-based compensation related to issuance of common stock to a related party for guaranty of debt	—	80	80	—	—	—	—	—	—	—	—
(Recovery) provision for doubtful accounts	(34)	219	51	70	68	30	201	37	24	64	76
Issuance of common stock warrants to third parties for services	3	65	3	12	17	33	130	61	69	—	—
Provision (benefit) for income taxes	131	105	1	71	21	12	33	(138)	94	45	32

Adjusted EBITDA	$3,161	$(2,672)	$787	$(3,027)	$1,119	$(1,551)	$3,387	$(9,712)	$660	$4,511	$7,928

Liquidity and Capital Resources

Since the inception of MusclePharm, other than cash from product sales, our primary source of cash has been from the sale of equity, issuance of convertible secured promissory notes and other short-term debt as discussed below. In January 2016, we entered into a factoring facility agreement (“Agreement”) with Prestige Capital Corporation. The maximum total advances outstanding at any time under the Agreement is $10.0 million.

As of March 31, 2016, our cash balance was approximately $9.1 million, which consists primarily of cash on deposit with banks.

Our principal use of cash is to purchase inventory, pay for operating expenses, acquire capital assets and historically to repurchase outstanding shares of our capital stock. As of March 31, 2016, we had a deficit in working capital of $27.4 million, an accumulated deficit of $154.1 million and a total stockholders’ deficit of $11.9 million. As of March 31, 2016, we had outstanding borrowings of $6.0 million under our convertible note with a related party and $5.7 million under our secured borrowing arrangement.

Our management believes that the recently implemented restructuring, which includes a reduction in ongoing operating costs and expense controls, will enable us ultimately to be profitable; however, we may need to continue to raise capital in order to execute its business plan. There can be no assurance that such capital will be available on acceptable terms or at all.

Our net consolidated cash flows are as follows:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Consolidated Statements of Cash Flows Data:
Net cash provided by operating activities	$2,370	$682
Net cash used in investing activities	(28)	(660)
Net cash (used in) provided by financing activities	(364)	3,822
Effect of exchange rate changes on cash	(5)	(80)

Net increase in cash	$1,973	$3,764

Operating Activities

Our cash provided by operating activities is driven primarily by sales of our products and vendor provided credit. During the three months ended March 31, 2016, our trade accounts payable decreased $0.6 million. Our primary uses of cash from operating activities have been for inventory purchases, advertising and promotion expenses, personnel-related expenditures, manufacturing costs, professional fees, costs related to our facilities and legal related fees. Our cash flows from operating activities will continue to be affected principally by the results of operations and the extent to which we increase spending on personnel expenditures, sales and marketing activities, and our working capital requirements.

During the three months ended March 31, 2016, cash provided by operating activities was $2.4 million, which differs from our net loss of $6.6 million primarily because of non-cash charges of $8.5 million, and a net change in our net operating assets and liabilities of $0.5 million. The non-cash charges primarily consisted of $4.7 million for stock-based compensation, $1.7 million for inventory write-down related to restructuring, $0.7 million for amortization of prepaid sponsorship and endorsement fees, $0.7 million for amortization of prepaid stock compensation, and $0.6 million for depreciation of our property and equipment and amortization of our intangible assets. The primary drivers of the changes in operating assets and liabilities were a $2.3 million decrease in inventory primarily related to focus on aligning inventory with customer sales orders and optimizing SKUs, a $0.6 million decrease in accounts payable primarily attributable to the timing of payments to vendors, a $0.3 million decrease in accrued liabilities and a $0.3 million decrease in accrued restructuring charges, both primarily due to the payments made in the current quarter.

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

Investing Activities

Cash used in investing activities was $28,000 for the three months ended March 31, 2016, primarily due to the purchase of property and equipment of $50,000, partially offset by proceeds from disposal of property and equipment of $16,000 and trademark registrations of $6,000.

Cash used in investing activities was $0.7 million for the three months ended March 31, 2015, primarily due to cash payment of $0.9 million related to MusclePharm Apparel rights acquisition and the purchase of property and equipment of $0.3 million, partially offset by proceeds from disposal of property and equipment of $0.4 million.

Financing Activities

Cash flows used in financing activities was $0.4 million for the three months ended March 31, 2016, primarily due to repayment on our line of credit of $3.0 million, repayment of a term loan of $2.9 million and payments on a secured borrowing arrangement of $17.5 million, partially offset by proceeds from a secured borrowing arrangement of $23.1 million.

Cash flows provided by financing activities was $3.8 million for the three months ended March 31, 2015, primarily due to proceeds from issuance of our term loan, net of issuance cost, of $4.0 million and proceeds from our line of credit of $4.0 million, partially offset by payments on the line of credit of $4.0 million and repayments of the term loan of $0.1 million.

Indebtedness Agreements

In September 2014, we entered into a line of credit facility with ANB Bank for up to $8.0 million of borrowings. The line of credit originally, matured in September 2017, and accrued interest at the prime rate plus 2.0%. The line of credit was secured by our inventory, accounts receivable, intangible assets and equipment. As of December 31, 2015, the outstanding borrowings under the line of credit was $3.0 million. We were not in compliance with certain financial covenants under the line of credit as of December 31, 2015, which limited further borrowings. We repaid the outstanding principal and accrued interest under the line of credit in full in January 2016 in conjunction with our secured borrowing arrangement, as described below. As of March 31, 2016, we had no outstanding borrowings under the line of credit facility

In February 2015, we entered into a $4.0 million term loan agreement with ANB Bank. The term loan carried a fixed interest rate of 5.25% per annum, was repayable in 36 equal monthly installments of principal and interest, and originally matured in February 2018. The term loan contained various events of default, including cross default provisions related to the line of credit, which could have required repayments of the term loan. We were not in compliance with certain financial covenants under the term loan as of December 31, 2015, and received various waivers from the lender during the year ended December 31, 2015. As of December 31, 2015, the outstanding borrowings under the term loan was $2.9 million. We repaid the outstanding principal and accrued interest under the term loan in full in January 2016 in conjunction with our secured borrowing arrangement, as described below. As of March 31, 2016, we had no outstanding borrowings under the term loan.

On October 9, 2015, we entered into loan modification agreements with ANB Bank under the line of credit and term loan to: (i) change the maturity date of the loans to January 15, 2016, (ii) prohibit the loans to be declared in default prior to December 10, 2015, except for defaults resulting from failure to make timely payments, and (iii) delete certain financial covenants from the line of credit. In consideration for these modifications, Ryan Drexler, Interim Chief Executive Officer, Interim President and Chairman of the Board of Directors, and a family member provided their individual guaranty for the remaining balance of the term loan and line of credit of $6.2 million. In consideration for executing his guaranty, we issued to Mr. Drexler 28,571 shares of the Company’s common stock with a grant date fair value of $80,000 (based upon the closing price of common stock on the date of issuance).

In December, 2015, we entered into a convertible secured promissory note agreement with Mr. Drexler, Interim Chief Executive Officer, Interim President and Chairman of the Board of Directors, pursuant to which he loaned us $6.0 million. Proceeds from the note were used to fund working capital requirements. The convertible note is secured by all assets and properties of the Company and its subsidiaries whether tangible or intangible. The convertible note carries an interest at 8% per annum, or 10% in the event of default. Both the principal and the interest under the convertible note are due in January 2017, unless converted earlier. The holder can convert the outstanding principal and accrued interest into shares of common stock (2,608,695 shares) for $2.30 per share at any time. We may prepay the convertible note at the aggregate principal amount therein plus accrued interest by giving the holder between 15 and 60 day-notice, depending upon the specific circumstances, provided that the holder may convert the note during the notice period. We recorded the convertible note of $6.0 million as a liability in the balance sheet and also recorded a beneficial conversion feature of $52,000 as a debt discount upon issuance of the convertible note, which is being amortized over the term of the convertible debt using the effective interest method. The beneficial conversion feature was calculated based on the difference between the fair value of common stock and the effective conversion price of the convertible note. As of March 31, 2016, the convertible note had an outstanding principal balance of $6.0 million.

On January 11, 2016, we entered into a Purchase and Sale Agreement (the “Agreement”) with Prestige Capital Corporation (“Prestige”) pursuant to which we agreed to sell and assign and Prestige agreed to buy and accept, certain accounts receivable owing to us (“Accounts”). Under the terms of the Agreement, upon the receipt and acceptance of each assignment of Accounts, Prestige will pay us 80% of the net face amount of the assigned Accounts, up to a maximum total borrowings of $10.0 million subject to sufficient amounts of accounts receivable to secure the loan. The remaining 20% will be paid to us upon collection of the assigned Accounts, less any chargeback, disputes, or other amounts due to Prestige. Prestige’s purchase of the assigned Accounts from us will be at a discount fee which varies based on the number of days outstanding from the assignment of Accounts to collection of the assigned Accounts. In addition, we granted Prestige a continuing security interest in and lien upon all accounts receivable, inventory, fixed assets, general intangibles and other assets. The Agreement has an initial term of six months with options to extend. Prestige may cancel the Agreement with 30-day notice.

During the three months ended March 31, 2016, we sold to Prestige Accounts with an aggregate face amount of approximately $28.9 million and Prestige paid us approximately $23.1 million in cash, of which $17.5 million was subsequently repaid to Prestige prior to March 31, 2016. The proceeds from the initial assignment to Prestige under this secured borrowing arrangement were utilized to pay off the existing line of credit and term loan with ANB Bank.

Contractual Obligations

Our principal commitments consist of obligations under operating leases for office and warehouse facilities, capital leases for manufacturing and warehouse equipment, debt, restructuring liability and non-cancelable endorsement and sponsorship agreements.

We presented our contractual obligations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. There have been no other material changes outside of the ordinary course of business in those obligations during the current quarter.

Going Concern Opinion

Our auditors have issued a going concern opinion in their report on our financial statements for the fiscal year ended December 31, 2015. We have not established an ongoing source of revenue sufficient to cover our operating costs and are dependent on obtaining adequate capital to continue operations, which raises substantial doubt as to our ability to continue as a going concern. See “Item 1A. Risk Factors—Because our auditors have issued a going concern opinion, there is a substantial uncertainty that we will continue operations, in which case you could lose your investment” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and Note 1 to our accompanying Consolidated Financial Statements.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2016.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks related to changes to foreign currency exchange rates.

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, primarily the Canadian Dollar and more recently the Euro and the Australian Dollar. In general, we are a net receiver of currencies other than the U.S. dollar. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, will negatively affect our non-dollar denominated revenue and other operating results as expressed in U.S. dollars.

We have experienced and will continue to experience fluctuations in our net loss as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. At this time we have not entered into, but in the future we may enter into, derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the effect hedging activities would have on our results of operations. We recognized foreign currency gain of $103,000 for the three months ended March 31, 2016.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (CEO) and chief financial officer (CFO), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of March 31, 2016, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (SEC), and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the first quarter of 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of business or otherwise, we may become involved in legal proceedings. We will accrue a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. The accrual for a litigation loss contingency might include, for example, estimates of potential damages, outside legal fees and other directly related costs expected to be incurred. As of March 31, 2016 and December 31, 2015, we were not involved in any material legal proceedings, with the exception of the lawsuit with a former executive.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the Securities and Exchange Commission on March 17, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

See Part I above.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information.

Chief Executive Officer Resignation

On March 15, 2016, Mr. Brad Pyatt resigned from his position as the Company’s Chief Executive Officer and President, as a result of which his employment agreement was terminated. The Company assigned no value to the non-compete agreement with Mr. Pyatt. In connection with Mr. Pyatt’s resignation, Mr. Ryan Drexler, the Executive Chairman of our Board of Directors, was appointed as our Interim Chief Executive Officer and Interim President.

Item 6. Exhibits.

Exhibit No.	Description

10.1	Employment Agreement, dated February 11, 2016, by and between the Company and Ryan Drexler (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on February 12, 2016).

31.1*	Rule 13 (A) – 14(A) Certification of Principal Executive Officer

31.2*	Rule 13 (A) – 14(A) Certification of Principal Financial Officer

32.1*	Section 1350 Certification of Principal Executive Officer

32.2*	Section 1350 Certification of Principal Financial Officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	PRE XBRL Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MUSCLEPHARM CORPORATION

Date: May 10, 2016	By:	/s/ Ryan Drexler
	Name:	Ryan Drexler
	Title:	Interim Chief Executive Officer and Interim President
(Interim Principal Executive Officer)

	By:	/s/ John Price
	Name:	John Price
	Title:	Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)