Form 10-Q
period 2016-06-30
MusclePharm Corp
filed 2016-08-09
CIK 1415684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2016

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

Number of shares of the registrant’s common stock outstanding at August 1, 2016: 13,834,680, excluding 875,621 shares of common stock held in treasury.

MusclePharm Corporation

Form 10-Q

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Item 1A, “Risk Factors” in our Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MusclePharm Corporation

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash	$13,052	$7,081
Accounts receivable, net of allowance for doubtful accounts of $299 and $347 as of June 30, 2016 and December 31, 2015	20,217	22,003
Inventory	6,941	12,549
Prepaid giveaways	112	307
Prepaid stock compensation	—	1,641
Prepaid expenses and other current assets	4,467	3,698
Total current assets	44,789	47,279
Property and equipment, net	3,886	6,693
Investments, long-term	—	977
Intangible assets, net	1,798	8,652
Other assets	154	180
TOTAL ASSETS	$50,627	$63,781
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$39,098	$39,652
Accrued liabilities	11,538	12,526
Accrued restructuring charges, current	1,267	9,140
Obligation under secured borrowing arrangement	7,361	—
Convertible note with a related party, net of discount	5,976	—
Line of credit	—	3,000
Term loan	—	2,949
Other debt obligations	11	21
Total current liabilities	65,251	67,288
Convertible note with a related party, net of discount	—	5,952
Accrued restructuring charges, long-term	242	279
Other long-term liabilities	137	330
Total liabilities	65,630	73,849
Commitments and contingencies (Note 10)
Stockholders' deficit:
Common stock, par value of $0.001 per share; 100,000,000 shares authorized as of June 30, 2016 and December 31, 2015; 14,710,301 and 14,664,161 shares issued as of June 30, 2016 and December 31, 2015; 13,834,680 and 13,788,540 shares outstanding as of June 30, 2016 and December 31, 2015	14	14
Additional paid-in capital	153,506	147,646
Treasury stock, at cost; 875,621 shares as of June 30, 2016 and December 31, 2015	(10,039)	(10,039)
Accumulated other comprehensive loss	(166)	(172)
Accumulated deficit	(158,318)	(147,517)
TOTAL STOCKHOLDERS’ DEFICIT	(15,003)	(10,068)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$50,627	$63,781

The accompanying notes are an integral part of these condensed consolidated financial statements.

MusclePharm Corporation

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue, net	$32,867	$50,476	$75,779	$91,798
Cost of revenue (1)	22,181	32,978	49,880	59,916
Gross profit	10,686	17,498	25,899	31,882
Operating expenses:
Advertising and promotion	2,686	8,285	6,973	15,510
Salaries and benefits	3,292	7,763	12,912	14,824
Selling, general and administrative	4,424	5,121	8,667	10,083
Research and development	531	921	1,394	1,886
Professional fees	1,742	2,064	3,130	3,519
Restructuring and other charges	(4,820)	—	(4,246)	—
Impairment of assets	4,313	—	4,313	—
Total operating expenses	12,168	24,154	33,143	45,822
Loss from operations	(1,482)	(6,656)	(7,244)	(13,940)
Loss on sale of subsidiary	(2,115)	—	(2,115)	—
Other expense, net	(592)	(348)	(1,304)	(531)
Loss before provision for income taxes	(4,189)	(7,004)	(10,663)	(14,471)
Provision for income taxes	7	21	138	33
Net loss	$(4,196)	$(7,025)	$(10,801)	$(14,504)

Net loss per share, basic and diluted	$(0.30)	$(0.51)	$(0.78)	$(1.08)

Weighted average shares used to compute net loss per share, basic and diluted	13,874,209	13,647,267	13,855,754	13,491,433

(1)	Cost of revenue for the three and six months ended June 30, 2016 included restructuring charges of $0.5 million and $2.2 million, respectively, related to write-down of inventory for discontinued products.

The accompanying notes are an integral part of these condensed consolidated financial statements.

MusclePharm Corporation

Condensed Consolidated Statement of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(4,196)	$(7,025)	$(10,801)	$(14,504)
Other comprehensive loss:
Change in foreign currency translation adjustment	11	(97)	6	(177)
Comprehensive loss	$(4,185)	$(7,122)	$(10,795)	$(14,681)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MusclePharm Corporation

Condensed Consolidated Statement of Stockholders’ Deficit

(In thousands, except share data)

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit

Balance—December 31, 2015	13,788,540	$14	$147,646	$(10,039)	$(172)	$(147,517)	$(10,068)
Stock-based compensation related to issuance of common stock warrants to third parties for services	—	—	6	—	—	—	6
Stock-based compensation related to issuance of restricted stock awards to employees, executives and directors	179,140	—	1,142	—	—	—	1,142
Stock-based compensation related to accelerated vesting of restricted stock awards to a terminated executive	—	—	3,900	—	—	—	3,900
Stock-based compensation related to accelerated vesting of restricted stock awards to terminated employees as part of restructuring	—	—	117	—	—	—	117
Stock-based compensation related to issuance of stock options to an executive and a director	—	—	55	—	—	—	55
Issuance of shares of common stock related to sale of subsidiary	200,000	—	640	—	—	—	640
Cancellation of executive restricted stock	(333,000)	—	—	—	—	—	—
Change in foreign currency translation adjustment	—	—	—	—	6	—	6
Net loss	—	—	—	—	—	(10,801)	(10,801)
Balance—June 30, 2016	13,834,680	$14	$153,506	$(10,039)	$(166)	$(158,318)	$(15,003)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MusclePharm Corporation

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,801)	$(14,504)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation of property and equipment	816	838
Amortization of intangible assets	416	498
Provision for doubtful accounts	9	98
Loss on disposal of property and equipment	117	7
Loss on sale of subsidiary	2,115	—
Impairment of assets	4,313	—
Non-cash restructuring and other charges	(4,607)	—
Inventory write down related to restructuring	2,169	—
Amortization of prepaid stock compensation	938	2,236
Amortization of prepaid sponsorship and endorsement fees	844	3,252
Amortization of debt discount and issuance costs	24	19
Stock-based compensation	5,097	6,536
Issuance of common stock warrants to third parties for services	6	50
Changes in operating assets and liabilities:
Accounts receivable	952	(8,061)
Inventory	1,359	6,219
Prepaid giveaways	196	331
Prepaid sponsorship and endorsement fees	—	(3,462)
Prepaid expenses and other current assets	(260)	(1,857)
Other assets	(55)	(127)
Accounts payable and accrued liabilities	(1,173)	12,116
Accrued restructuring charges	(3,161)	—
Net cash (used in) provided by operating activities	(686)	4,189
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(378)	(851)
Proceeds from disposal of property and equipment	40	447
Proceeds from sale of subsidiary	5,942	—
Purchase of MusclePharm Apparel Rights	—	(850)
Trademark registrations	(154)	(87)
Investment in contract manufacturer	—	(977)
Net cash provided by (used in) investing activities	$5,450	$(2,318)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MusclePharm Corporation

Condensed Consolidated Statements of Cash Flows (Continued)

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	$—	$4,001
Payments on line of credit	(3,000)	(6,001)
Repayments of term loan	(2,949)	(415)
Proceeds from issuance of term loan	—	4,000
Issuance costs of term loan	—	(40)
Proceeds from secured borrowing arrangement, net of reserves	38,041	—
Payments on secured borrowing arrangement, net of fees	(30,791)	—
Repayments of other debt obligations	(10)	(25)
Repayment of capital lease obligations	(71)	(64)
Net cash provided by financing activities	1,220	1,456
Effect of exchange rate changes on cash	(13)	(177)
NET INCREASE IN CASH	5,971	3,150
CASH — BEGINNING OF PERIOD	7,081	1,020
CASH — END OF PERIOD	$13,052	$4,170
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$926	$54
Cash paid for taxes	$113	$270
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares of common stock issued in conjunction with BioZone disposition	$640	$—
Shares of common stock issued in conjunction with MusclePharm Apparel rights acquisition	$—	$1,394
Property and equipment acquired in conjunction with capital leases	$24	$359
Purchase of property and equipment included in accounts payable and accrued liabilities	$40	$283
Trademark registration included in accounts payable and accrued liabilities	$—	$66

The accompanying notes are an integral part of these condensed consolidated financial statements.

MusclePharm Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Description of Business

Description of Business

MusclePharm Corporation, or the Company, was incorporated in Nevada in 2006. The Company is a scientifically driven, performance lifestyle company that develops, manufactures, markets and distributes branded nutritional supplements. The Company is headquartered in Denver, Colorado and, as of June 30, 2016, had the following wholly-owned operating subsidiaries: MusclePharm Canada Enterprises Corp (“MusclePharm Canada”), MusclePharm Ireland Limited (“MusclePharm Ireland”) and MusclePharm Australia Pty Limited (“MusclePharm Australia”). A former subsidiary of the Company, BioZone Laboratories, Inc. (“BioZone”), was sold on May 9, 2016.

On August 24, 2015, the Board of Directors approved a restructuring plan for the Company. The approved restructuring plan was designed to reduce costs and to better align the Company’s resources for profitable growth. Specifically, through June 30, 2016, the restructuring plan resulted in: 1) reducing the Company’s workforce; 2) abandoning certain leased facilities; 3) renegotiating or terminating a number of contracts with endorsers in a strategic shift away from such arrangements and toward more cost effective marketing and advertising efforts; 4) discontinuing a number of stock keeping units (“SKUs”) and writing down inventory to net realizable value, or to zero in cases where the product was discontinued; and 5) writing off certain assets. Management is continuing to execute on the approved restructuring plan, and as such, additional restructuring charges may be necessary. See Note 4 for further detail.

Management’s Plans with Respect to Liquidity and Capital Resources

The Company’s management believes the restructuring plan implemented during August 2015, the reduction in ongoing operating costs and expense controls and the sale of BioZone, as further described in Note 6, may enable the Company ultimately to be profitable. However, the Company may need to continue to raise capital. There can be no assurance that such capital will be available on acceptable terms or at all.

As of June 30, 2016, the Company had an accumulated deficit of $158.3 million and recurring losses from operations. The Company may incur additional losses until such time it can generate significant revenues and/or reduce operating costs. In September 2014, the Company borrowed $8.0 million under a line of credit with a bank. In February 2015, the Company entered into a term loan agreement with the same bank and borrowed $4.0 million. In December 2015, the Company received $6.0 million upon the issuance of a convertible note with a related party. In January 2016, the Company entered into a secured borrowing arrangement and received $49.3 million in gross borrowings during the six months ended June 30, 2016, of which $31.3 million was subsequently repaid on or prior to June 30, 2016. The Company has the ability to borrow up to $10.0 million subject to sufficient amounts of accounts receivable to secure the loan.

As of June 30, 2016, the Company had approximately $13.1 million in cash and $20.5 million in working capital deficit.

The accompanying condensed consolidated financial statements for the three and six months ended June 30, 2016 were prepared on the basis of a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. Accordingly, they do not give effect to adjustments that would be necessary should the Company be required to liquidate its assets. The Company has not established an ongoing source of revenue sufficient to cover its operating costs for at least the next 12 months in order to continue as a going concern. The ability of the Company to meet its total liabilities of $65.5 million as of June 30, 2016, and to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. The Company can give no assurances that any additional capital that it is able to obtain, if any, will be sufficient to meet its needs, or that any such financing will be obtainable on acceptable terms. If the Company is unable to obtain adequate capital, it could be forced to cease operations or substantially curtail its commercial activities. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of these uncertainties.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The condensed consolidated financial statements include the accounts of MusclePharm Corporation and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Unaudited Interim Financial Information

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and notes required by GAAP for complete financial statements. In our opinion, the unaudited interim condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of June 30, 2016, our results of operations for the three and six months ended June 30, 2016 and 2015, and our cash flows for the six months ended June 30, 2016 and 2015. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 17, 2016.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and accompanying notes. Such estimates include, but are not limited to, allowance for doubtful accounts, revenue discounts and allowances, the valuation of inventory and tax assets, the assessment of useful lives, recoverability and valuation of long-lived assets, likelihood and range of possible losses on contingencies, restructuring liabilities, valuations of equity securities and intangible assets, fair value of derivatives, warrants and options, among others. Actual results could differ from those estimates.

Stock-Based Compensation

The Company estimates the fair value of employee stock options on the date of grant using the Black-Scholes option-pricing model. The determination of the fair value of each stock award using this option-pricing model is affected by the Company’s assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards and the expected term of the awards based on an analysis of the actual and projected employee stock option exercise behaviors and the contractual term of the awards. The Company recognizes stock-based compensation expense over the requisite service period, which is generally consistent with the vesting of the awards, based on the estimated fair value of all stock-based payments issued to employees and directors that are expected to vest.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”) which clarified the revenue recognition implementation guidance on principal versus agent considerations and is effective during the same period as ASU 2014-09. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”) which clarified the revenue recognition guidance regarding the identification of performance obligations and the licensing implementation and is effective during the same period as ASU 2014-09. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”) which narrowly amended the revenue recognition guidance regarding collectability, noncash consideration, presentation of sales tax and transition. ASU 2016-12 is effective during the same period as ASU 2014-09. The Company is still evaluating the impact of the adoption of ASU 2016-08, ASU 2016-10 and ASU 2016-12.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718) (“ASU 2016-09”). The standard identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of the adoption of ASU 2016-09.

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

Note 3. Fair Value of Financial Instruments

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

Note 4. Restructuring

As part of an effort to better focus and align the Company’s resources toward profitable growth, on August 24, 2015, the Board of Directors authorized the Company to undertake steps to commence a restructuring of the business and operations, which continued through the current quarter. The Company closed certain facilities, reduced headcount, discontinued products, and renegotiated certain contracts resulting in restructuring and other charges of $21.2 million in 2015, of which $3.0 million was included in cost of revenue and $18.3 million was included in operating expenses in the condensed consolidated statements of operations for the year ended December 31, 2015.

For the three and six months ended June 30, 2016, the Company recorded restructuring charges of $0.5 million and $2.2 million, respectively, that were related to the write-down of inventory identified to be discontinued in the restructuring plan, and included in cost of revenue.

For the three months ended June 30, 2016, the Company recorded a credit in restructuring and other charges of $4.8 million comprised of an expense credit of $4.8 million and the release of restructuring accrual of $7.0 million, offset by the cash payment of $2.2 million related to the settlement agreement which terminated all future commitments between ETW Corporation (“ETW”) and the Company (see Note 14).

For the six months ended June 30, 2016, the Company recorded a credit in restructuring and other charges of $4.2 million comprised of: (i) an expense credit of $4.8 million and the release of restructuring accrual of $7.0 million, offset by the cash payment of $2.2 million related to the settlement agreement which terminated all future commitments between ETW and the Company (see Note 14); $0.4 million to be paid in cash which related to employee severance costs; (ii) $0.1 million for other non-cash charges which related to acceleration of stock-based compensation of terminated employees; and (iii) $0.1 million related to write-off of long-lived assets related to the abandonment of certain lease facilities. The Company anticipates incurring additional restructuring charges for the remainder of 2016 to continue to move the business toward profitable operations.

As of June 30, 2016, the restructuring charges to be paid in cash totaled $1.5 million, which are comprised of: (i) $22,000 related to severance and termination benefit costs related to terminated employees; (ii) $1.0 million related to cancellation of certain contracts and sponsorship agreements, which are payable through December 2016; (iii) $0.2 million related to purchase commitment of discontinued inventories not yet received by the Company, which remained accrued as of June 30, 2016; and (iv) $0.3 million for costs associated with permanently vacating certain leased facilities.

The following table illustrates the provision of the restructuring charges and the accrued restructuring charges balance as of June 30, 2016 and December 31, 2015 (in thousands):

	Employee Severance Costs	Contract Termination Costs	Purchase Commitment of Discontinued Inventories Not Yet Received	Abandoned Lease Facilities	Total
Balance as of December 31, 2014	$—	$—	$—	$—	$—
Expensed	1,353	6,979	350	467	9,149
Cash payments	(845)	(949)	—	(56)	(1,850)
Reclassification from accounts payable to restructuring charges	—	2,120	—	—	2,120
Balance as of December 31, 2015	508	8,150	350	411	9,419
Expensed	410	—	—	(51)	359
Benefit from settlement of Endorsement Agreement with ETW	—	(4,750)	—	—	(4,750)
Cash payments	(896)	(2,366)	(175)	(82)	(3,519)
Balance as of June 30, 2016	$22	$1,034	$175	$278	$1,509

The total future payments under the restructuring plan as of June 30, 2016 are as follows (in thousands):

		Year Ending December 31,
Outstanding Payments	Remainder of 2016	2017	2018	2019	2020	2021	Total
Contract termination costs	$1,034	$—	$—	$—	$—	$—	$1,034
Purchase commitment of discontinued inventories not yet received	175	—	—	—	—	—	175
Employee severance costs	22	—	—	—	—	—	22
Abandoned leased facilities	36	75	77	79	11	—	278
Total future payments	$1,267	$75	$77	$79	$11	$—	$1,509

Note 5. Capstone Nutrition Agreements

The Company entered into a series of agreements with Capstone Nutrition (“Capstone”) effective March 2, 2015, including an amendment (the “Amendment”) to a Manufacturing Agreement dated November 27, 2013 (as amended, the “Manufacturing Agreement”). Pursuant to the Amendment, Capstone shall be the Company’s nonexclusive manufacturer of dietary supplements and food products sold or intended to be sold by the Company. The Amendment includes various agreements including amended pricing terms. The initial term ends January 1, 2022, and may be extended for three successive 24-month terms, and includes renewal options.

The Company agreed to pay to Capstone a non-refundable sum of $2.5 million to be used by Capstone solely in connection with the expansion of its facility necessary to fulfill anticipated Company requirements under the Manufacturing Agreement and Amendment. The Company paid Capstone this $2.5 million during 2015.

The Company and Capstone entered into a Class B Common Stock Warrant Purchase Agreement (“Warrant Agreement”) whereby the Company may purchase approximately 19.9% of Capstone’s parent company, INI Parent, Inc. (“INI”), on a fully-diluted basis as of March 2, 2015. Pursuant to the Warrant Agreement, INI issued to the Company a warrant (the “Warrant”) to purchase shares of INI’s Class B common stock, par value $0.001 per share, at an exercise price of $0.01 per share (the “Warrant Shares”). The warrant may be exercised if the Company is in compliance with the terms and conditions of the Amendment.

The Company utilized the Black-Scholes valuation model to determine the value of the warrants and recorded an asset of $977,000, which was accounted for under the cost method and assessed for impairment. The warrant was included in long-term investments on the consolidated balance sheet as of December 31, 2015. However, during the three months ended June 30, 2016, the Company reassessed the value of the warrant and considered it to be fully impaired as the Company no longer believes there is any remaining value to the warrant. The Company also had recorded $1.5 million of prepaid expenses and other assets on the consolidated balance sheet as of December 31, 2015, which were being amortized over the remaining life of the Manufacturing Agreement of 6.5 years. However, during the three months ended June 30, 2016, the Company reassessed the Manufacturing Agreement, which was the basis of the prepaid asset, and considered the entire remaining balance of $1.4 million impaired as the Company no longer believes there is any remaining value to the Manufacturing Agreement. These conclusions were based in large part on the fact that Capstone sold its primary powder manufacturing facility during the quarter ended June 30, 2016, which significantly reduced its manufacturing capacity, and the ongoing dispute which is discussed below.

In total, the Company recognized $2.4 million of impairment expense during the three months ended June 30, 2016 related to previously recorded Capstone-related assets.

The Company and INI also entered into an option agreement (the “Option Agreement”). Subject to additional provisions and conditions set forth in the Option Agreement, at any time on or prior to June 30, 2016, the Company shall have the right to purchase for cash all of the remaining outstanding shares of INI’s common stock not already owned by the Company after giving effect to the exercise of the Warrant, based on an aggregate enterprise value, equal to $200.0 million. The fair value of the option was deemed de minimis as of the transaction date. The Company did not exercise the option to purchase the remaining outstanding shares of INI’s common stock and such option expired on June 30, 2016.

The Company is engaged in a dispute with Capstone concerning amounts allegedly owed under the Manufacturing Agreement. Capstone claims that it is owed approximately $22.0 million of outstanding accounts payable, of which $20.7 million was included in the Company’s accounts payable balance as of June 30, 2016. The companies are working to reconcile the $1.3 million variance which relates to invoices not received by the Company as well as questions about shipping and receiving documentation to support potentially open invoices as claimed by Capstone. The Company claims that Capstone owes the Company at least $13.5 million in losses caused by, among other things, Capstone’s failure to timely manufacture and supply the Company’s products. In February 2016, Capstone requested a mediation with the American Arbitration Association which was held in May 2016 in New York. The mediation did not result in resolution to this matter.

As of June 30, 2016, Capstone has filed suit against the Company and the Company has filed countersuit in response. The Company alleges that Capstone, and its parent company INI, collaborated to intentionally harm its business and was, and still is, unable to fill orders placed by the Company.

Note 6. Sale of BioZone

In May 2016, the Company completed the sale of its wholly-owned subsidiary, BioZone, for gross proceeds of $9.8 million, including cash of $5.9 million, a $2.0 million credit for future inventory deliveries reflected as a prepaid asset in the condensed consolidated balance sheets and $1.5 million which is subject to an earn-out based on the financial performance of BioZone for the twelve months following the closing of the transaction. In addition, the Company agreed to pay down $350,000 of BioZone’s accounts payables, which was deducted from the purchase price. As part of the transaction, the Company also agreed to transfer to the buyer 200,000 shares of its common stock with a market value on the date of issuance of $640,000, for consideration of $50,000. The Company recorded a loss of $2.1 million related to the sale of BioZone. The loss on the sale of BioZone primarily related to the subsidiary’s pre-tax losses for 2016. Pre-tax loss for BioZone for the three and six months ended June 30, 2016 was $0.5 million and $1.5 million, respectively.

Upon closing of the sale of BioZone, the Company entered into a manufacturing and supply agreement whereby the Company is required to purchase a minimum of $3.0 million of products from BioZone annually for an initial term of three years. The sale of BioZone did not qualify as discontinued operations as the disposal of BioZone did not represent a strategic shift that had (or will have) a major effect on the Company’s operations and financial results.

The following table summarizes the components of the loss from the sale of BioZone (in thousands):

Cash proceeds from sale	$5,942
Consideration for common stock transferred	50
Prepaid inventory	2,000
Fair market value of the common stock transferred	(640)
Assets sold:
Accounts receivable, net	(923)
Inventory, net	(1,761)
Fixed assets, net	(2,003)
Intangible assets, net	(5,657)
All other assets	(41)
Liabilities transferred	1,197
Transaction and other costs	(279)
Loss on sale of subsidiary	$(2,115)

In connection with the sale of BioZone, the Company and BioZone entered into a transition services agreement to provide administrative support, and a sub-lease for certain premises. The Company also entered into a product development and supply agreement with Flavor Producers, Inc. (“FPI”), the parent company of the buyer, to develop certain products to be sold by the Company. If the product development effort is successful, the minimum purchase commitment under the product development and supply agreement with FPI is $3.0 million over the term of 12 months. Pursuant to the agreement, product pricing is fixed for one year, and was negotiated as an arms-length transaction.

Note 7.  Balance Sheet Components

Inventory

Inventory consisted of the following as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015
Raw materials	$—	$1,385
Work-in-process	—	22
Finished goods	6,941	11,142
Inventory	$6,941	$12,549

The Company writes down inventory for obsolete and slow moving inventory based on the age of the product as determined by the expiration date. Products within one year of their expiration dates are considered for write-off purposes. Historically, the Company has had minimal returns with established customers. Other than write-down of inventory during restructuring activities, the Company incurred insignificant inventory write-offs during the three and six months ended June 30, 2016 and 2015.

In May 2016, the Company completed the sale of BioZone, which resulted in a reduction of inventory of $1.8 million. See additional information in Note 6. As disclosed further in Note 4, the Company executed a restructuring plan in August 2015 and wrote down inventory related to discontinued products. The write-down of inventory of $0.5 million and $2.2 million is included as a component of Cost of revenue in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2016, respectively. Additionally, $0.4 million of inventory related to the Arnold Schwarzenegger product line was considered impaired, and included as a component of the Impairment of assets in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2016, see additional information in Note 14. There were no such write-downs for the three or six months ended June 30, 2015. Inventory write-downs, once established, are not reversed as they establish a new cost basis for the inventory.

Property and Equipment

Property and equipment consisted of the following as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015
Furniture, fixtures and equipment	$3,803	$3,621
Leasehold improvements	2,519	3,227
Manufacturing and lab equipment	13	1,659
Vehicles	653	1,146
Displays	486	483
Website	458	463
Construction in process	41	54
Property and equipment, gross	7,973	10,653
Less: accumulated depreciation and amortization	(4,087)	(3,960)
Property and equipment, net	$3,886	$6,693

Depreciation and amortization expense related to property and equipment was $389,000 and $456,000 for the three months ended June 30, 2016 and 2015, respectively, and $816,000 and $838,000 for the six months ended June 30, 2016 and 2015, respectively, which is included in the selling, general, and administrative expense in the accompanying condensed consolidated statements of operations.

In May 2016, the Company completed the sale of BioZone, which resulted in a reduction of various components of property and equipment of $2.0 million. See additional information in Note 6. As disclosed further in Note 4, the Company executed a restructuring plan in August 2015 and wrote-off certain long-lived assets, primarily leasehold improvements, related to the abandonment of certain leased facilities. The write-off of long-lived assets of $26,000 is included as a component of restructuring and other charges in the accompanying condensed consolidated statements of operations for the six months ended June 30, 2016. There were no such write-offs for the six months ended June 30, 2015.

Intangible Assets

Intangible assets consist of the following (in thousands) and included the BioZone asset acquisition and MusclePharm’s apparel rights reacquired from Worldwide Apparel as of December 31, 2015. BioZone was sold during the three months ended June 30, 2016.

	As of June 30, 2016
	Gross Value	Accumulated Amortization	Net Carrying Value	Remaining Weighted- Average Useful Lives (years)
Amortized Intangible Assets
Brand	$2,244	$(446)	$1,798	5.6
Total intangible assets	$2,244	$(446)	$1,798

	As of December 31, 2015
	Gross Value	Accumulated Amortization	Net Carrying Value	Weighted- Average Useful Lives (years)
Amortized Intangible Assets
Customer relationships	$3,130	$(417)	$2,713	15.0
Non-compete agreements	69	(69)	—	—
Patents	2,158	(540)	1,618	8.0
Trademarks	933	(133)	800	6.7
Brand	4,020	(522)	3,498	10.5
Domain name	54	(31)	23	5.0
Total intangible assets	$10,364	$(1,712)	$8,652

Intangible assets amortization expense was $0.2 million and $0.3 million for the three months ended June 30, 2016 and 2015, respectively, and $0.4 million and $0.5 million for the six months ended June 30, 2016 and 2015, respectively, which is included in the selling, general, and administrative expense in the accompanying condensed consolidated statements of operations. Additionally, $1.2 million of trademarks with a net carrying value of $0.8 million related to the Arnold Schwarzenegger product line were considered impaired, and included as a component of the Impairment of assets in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2016, see additional information in Note 14.

As of June 30, 2016, the estimated future amortization expense of intangible assets is as follows (in thousands):

Year Ending December 31,
The remainder of 2016	$160
2017	321
2018	321
2019	321
2020	321
2021	321
Thereafter	33
Total amortization expense	$1,798

Note 8. Other Expense, net

During the three and six months ended June 30, 2016 and 2015, other expense, net consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Other expense, net:
Interest expense	$(205)	$(133)	$(370)	$(258)
Interest expense, factored accounts receivable	(273)	—	(627)	—
Foreign currency transaction gain (loss)	91	(197)	194	(261)
Other	(205)	(18)	(501)	(12)
Total other expense, net	$(592)	$(348)	$(1,304)	$(531)

Note 9. Debt

As of June 30, 2016 and December 31, 2015, the Company’s debt consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Revolving line of credit	$—	$3,000
Term loan	—	2,949
Convertible note – with a related party, net of discount	5,976	5,952
Obligations under secured borrowing arrangement	7,361	—
Other	11	21
Total debt	13,348	11,922
Less: current portion	(13,348)	(5,970)
Long term debt	$—	$5,952

In September 2014, the Company entered into a line of credit facility with ANB Bank for up to $8.0 million of borrowings. The line of credit originally matured in September 2017, and accrued interest at the prime rate plus 2%. The line of credit was secured by inventory, accounts receivable, intangible assets and equipment. As of December 31, 2015, the outstanding borrowings under the line of credit were $3.0 million. The Company was not in compliance with certain financial covenants under the line of credit as of December 31, 2015, which limited further borrowings. The Company repaid its outstanding principal and accrued interest under the line of credit in full in January 2016 in conjunction with the Company’s secured borrowing arrangement as described below. This line is no longer available to the Company.

In February 2015, the Company entered into a $4.0 million term loan agreement with ANB Bank. The term loan carried a fixed interest rate of 5.25% per annum, was repayable in 36 equal monthly installments of principal and interest, and originally matured in February 2018. The term loan contained various events of default, including cross default provisions related to the line of credit, which could have required repayments of the term loan. The Company was not in compliance with certain financial covenants under the term loan as of December 31, 2015, and received various waivers from the lender during the year ended December 31, 2015. As of December 31, 2015, the outstanding borrowings under the term loan were $2.9 million. The Company repaid its outstanding principal and accrued interest under the term loan in full in January 2016 to retire the term loan in conjunction with the Company’s secured borrowing arrangement as described below.

In October 2015, the Company entered into loan modification agreements with ANB Bank under the line of credit and term loan to: (i) change the maturity date of the loans to January 15, 2016, (ii) prohibit the loans to be declared in default prior to December 10, 2015, except for defaults resulting from failure to make timely payments, and (iii) delete certain financial covenants from the line of credit. In consideration for these modifications, Ryan Drexler, Interim Chief Executive Officer, Interim President and Chairman of the Board of Directors, and a family member provided their individual guaranty for the remaining balance of the term loan and line of credit of $6.2 million. In consideration for executing his guaranty, the Company issued to Mr. Drexler 28,571 shares of the Company’s common stock with a grant date fair value of $80,000 (based upon the closing price of the Company’s common stock on the date of issuance).

In December 2015, the Company entered into a convertible secured promissory note agreement with Mr. Drexler, pursuant to which he loaned the Company $6.0 million. Proceeds from the note were used to fund working capital requirements. The convertible note is secured by all assets and properties of the Company and its subsidiaries whether tangible or intangible. The convertible note carries an interest at 8% per annum, or 10% in the event of default. Both the principal and the interest under the convertible note are due in January 2017, unless converted earlier. The holder can convert the outstanding principal and accrued interest into shares of common stock (2,608,695 shares) for $2.30 per share at any time. The Company may prepay the convertible note at the aggregate principal amount therein plus accrued interest by giving the holder between 15 and 60 day-notice, depending upon the specific circumstances, provided that the holder may convert the note during the notice period. The Company recorded the convertible note of $6.0 million as a liability in the balance sheet and also recorded a beneficial conversion feature of $52,000 as a debt discount upon issuance of the convertible note, which is being amortized over the term of the convertible debt using the effective interest method. The beneficial conversion feature was calculated based on the difference between the fair value of common stock and the effective conversion price of the convertible note. As of June 30, 2016 and December 31, 2015, the convertible note had an outstanding principal balance of $6.0 million.

In January 2016, the Company entered into a Purchase and Sale Agreement (the “Agreement”) with Prestige Capital Corporation (“Prestige”) pursuant to which the Company agreed to sell and assign and Prestige agreed to buy and accept, certain accounts receivable owed to the Company (“Accounts”). Under the terms of the Agreement, upon the receipt and acceptance of each assignment of Accounts, Prestige will pay the Company 80% of the net face amount of the assigned Accounts, up to a maximum total borrowings of $10.0 million subject to sufficient amounts of accounts receivable to secure the loan. The remaining 20% will be paid to the Company upon collection of the assigned Accounts, less any chargeback, disputes, or other amounts due to Prestige. Prestige’s purchase of the assigned Accounts from the Company will be at a discount fee which varies based on the number of days outstanding from the assignment of Accounts to collection of the assigned Accounts. In addition, the Company granted Prestige a continuing security interest in and lien upon all accounts receivable, inventory, fixed assets, general intangibles and other assets. The Agreement’s initial term of six months has been extended by the Company. Prestige may cancel the Agreement with 30-day notice.

During the three and six months ended June 30, 2016, the Company sold to Prestige accounts with an aggregate face amount of approximately $20.4 million and $49.3 million, respectively. During the three and six months ended June 30, 2016, Prestige paid to the Company approximately $16.4 million and $39.5 million in cash, respectively. During the three and six months ended June 30, 2016, $13.8 million and $31.3 million was subsequently repaid to Prestige. The proceeds from the initial assignment to Prestige under this secured borrowing arrangement were primarily utilized to pay off the balance of the existing line of credit and term loan with ANB Bank.

Other

Other debt primarily consists of debt in default, which was immaterial, as of June 30, 2016 and December 31, 2015 and is included as a component of short-term debt. Debt in default is related to convertible debt issued during the year ended December 31, 2012 and prior where the convertible debt was never converted to common stock, nor was the principal repaid. The Company is in the process of contacting the remaining debt holder and negotiating settlement of the debt.

Note 10. Commitments and Contingencies

Operating Leases

The Company leases office and warehouse facilities under operating leases, which expire at various dates through 2020. The amounts reflected in the table below are for the aggregate future minimum lease payments under non-cancelable facility operating leases. Under lease agreements that contain escalating rent provisions, lease expense is recorded on a straight-line basis over the lease term. Rent expense was $293,000 and $384,000 for the three months ended June 30, 2016 and 2015, respectively, and $639,000 and $767,000 for the six months ended June 30, 2016 and 2015, respectively.

As of June 30, 2016, future minimum lease payments are as follows (in thousands):

Year Ending December 31,
The remainder of 2016	$ 388
2017	564
2018	577
2019	416
2020	140
2021	—
Thereafter	—

Total minimum lease payments	$ 2,085

(1)	The amounts in the table above exclude $0.5 million in operating lease liabilities resulting from the restructuring plan expensed through June 30, 2016 (see Note 4).

Capital Leases

In December 2014, the Company entered into a capital lease agreement providing for approximately $1.8 million in credit to lease up to 50 vehicles as part of a fleet lease program. As of June 30, 2016, the Company was leasing 11 vehicles under the capital lease and the original cost, net of accumulated depreciation, of leased assets was $362,000 and $91,000, respectively, which are included in property and equipment in the condensed consolidated balance sheets. As of December 31, 2015, the Company was leasing 21 vehicles under the capital lease and the original cost and accumulated depreciation of leased assets was $670,000 and $90,000, respectively, which are included in property and equipment in the condensed consolidated balance sheets.

The Company also leases manufacturing and warehouse equipment under capital leases, which expire at various dates through February 2020. As of June 30, 2016 and December 31, 2015, short-term capital lease liabilities of $37,000 and $186,000, respectively are included as a component of current liabilities, and the long-term capital lease liabilities of $7,000 and $330,000, respectively are included as a component of long-term liabilities in the condensed consolidated balance sheets.

As of June 30, 2016, the Company’s future minimum lease payments under capital lease agreements are as follows (in thousands):

Year Ending December 31,
The remainder of 2016	$56
2017	101
2018	69
2019	30
2020	1
Total minimum lease payments	257
Less amounts representing interest	(17)
Present value of minimum lease payments	$240

The Company entered into a product development and supply agreement with Flavor Producers, Inc. (“FPI”), the parent company of the buyer of BioZone, to develop certain products to be sold by the Company. If the product development effort is successful, the minimum purchase commitment under the product development and supply agreement with FPI is $3.0 million over the term of 12 months.

Contingencies

In the normal course of business or otherwise, the Company may become involved in legal proceedings. The Company will accrue a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. The accrual for a litigation loss contingency might include, for example, estimates of potential damages, outside legal fees and other directly related costs expected to be incurred. As of June 30, 2016 and December 31, 2015, the Company was not involved in any material legal proceedings, with the exception of third-party manufacturer dispute and the lawsuit with a former executive, as described below.

Third-Party Manufacturer Dispute

The Company is engaged in a dispute with Capstone concerning amounts allegedly owed under the Manufacturing Agreement. Capstone claims that it is owed approximately $22.0 million of outstanding accounts payable, of which $20.7 million was included in the Company’s accounts payable balance as of June 30, 2016. The companies are working to reconcile the $1.3 million variance which relates to invoices not received by the Company as well as questions about shipping and receiving documentation to support potentially open invoices as claimed by Capstone. The Company claims that Capstone owes the Company at least $13.5 million in losses caused by, among other things, Capstone’s failure to timely manufacture and supply the Company’s products. In February 2016, Capstone requested a mediation with the American Arbitration Association which was held in May 2016 in New York. The mediation did not result in any resolution to this matter.

As of June 30, 2016, Capstone has filed suit against the Company and the Company has filed countersuit in response. The Company believes that Capstone’s complaint is without merit. The Company alleges that Capstone, and its parent company INI, collaborated to intentionally harm its business and was, and still is, unable to fill orders placed by the Company. See additional information in Note 5.

Supplier Complaint

In January 2016, ThermoLife International LLC (“ThermoLife”), a supplier of nitrates to MusclePharm, filed a complaint against the Company in Arizona state court. In its complaint, ThermoLife alleges that the Company failed to meet minimum purchase requirements contained in the parties’ supply agreement. In March 2016, the Company filed an answer to ThermoLife’s complaint, denying the allegations contained in the complaint, and filed a counterclaim alleging that ThermoLife breached its express warranty to MusclePharm because ThermoLife’s products were defective and could not be incorporated into the Company’s products. Therefore, the Company believes that ThermoLife’s complaint is without merit.

Former Executive Lawsuit

In December 2015, the Company accepted notice by Mr. Richard Estalella (“Estalella”) to terminate his employment as the Company’s President. Although Estalella sought to terminate his employment with the Company for “Good Reason,” as defined in Estalella’s employment agreement with the Company (the “Employment Agreement”), the Company advised Estalella that it deemed his resignation to be without Good Reason.

In February 2016, Estalella filed a complaint in Colorado state court against the Company and Ryan Drexler, Interim Chief Executive Officer, Interim President and Chairman of the Board of Directors, alleging, among other things, that the Company breached the Employment Agreement, and seeking certain equitable relief and unspecified damages. The Company believes Estalella’s claims are without merit. During the quarter ended June 30, 2016, Estalella was not reelected to the Company’s Board of Directors and is no longer a member of the Board.

As of the date of this report, the Company has evaluated the potential outcome of this lawsuit and recorded the liability consistent with its policy.

Shareholder Derivative Complaint

In October 2015, Brian D. Gartner, derivatively and on behalf of MusclePharm Corporation, filed a verified shareholder derivative complaint in the 8th District Court, State of Nevada, Clark County (No. A-15-726810-B) alleging, among other things, breaches of fiduciary duty as members of the Board of Directors and/or executive officers of the Company against Brad Pyatt, Lawrence S. Meer, Donald W. Prosser, Richard Estalella, Jeremy R. Deluca, Michael J. Doron, Cory Gregory, L. Gary Davis, James J. Greenwell, John H. Bluher and Daniel J. McClory. Mr. Gartner alleges a series of accounting and disclosure failures resulted in the filing of materially false and misleading filings with the SEC from 2010 through July 2014, resulting in settlement with the SEC requiring payment of $700,000 of civil penalties. Mr. Gartner seeks various remedies, including interpretation of bylaws provisions, permanent injunctive relief, damages against the defendants for breaches of their fiduciary duty, corporate governance changes to ensure the Company maintains proper internal controls and SEC reporting procedures, as well as costs and reasonable attorneys’ fees, accountants’ and experts’ fees, costs and expenses. The individual defendants have sought removal of the action to federal court and a scheduling stipulation is pending. The case continues in Nevada District Court with the most recent action being the filing of affidavits of service by the plaintiff.

Insurance Carrier Lawsuit

In February 2015, the Company filed a complaint in the District Court, City and County of Denver, Colorado against Liberty Insurance Underwriters, Inc. (“Liberty”) claiming wrongful and unreasonable denial of coverage for the cost and expenses that the Company incurred in connection with the SEC investigation and related matters under the Company’s Directors and Officers insurance policies. In August 2016, this case was dismissed.

Sponsorship and Endorsement Contract Liabilities

The Company has various non-cancelable endorsement and sponsorship agreements with terms expiring through 2022. The total value of future contractual payments as of June 30, 2016 are as follows (in thousands):

		Year Ending December 31,
	Remainder of 2016	2017	2018	2019	2020	Thereafter	Total
Outstanding Payments
Endorsement	$128	$80	$—	$—	$—	$—	$208
Sponsorship	2,345	2,294	2,404	985	—	—	8,028
Total future payments	$2,473	$2,374	$2,404	$985	$—	—	$8,236

Note 11. Stockholders’ Equity

Common Stock

For the six months ended June 30, 2016, the Company had the following transactions related to its common stock including restricted stock awards (in thousands, except share and per share data):

Transaction Type	Quantity (Shares)	Valuation ($)	Range of Value per Share
Shares issued to employees, executives and directors	179,140	$1,142	$1.89-2.95
Shares issued related to sale of subsidiary	200,000	640	$3.20
Cancellation of executive restricted stock	(333,000)	—	$12.50
Total	46,140	$1,782	$1.89-12.50

For the six months ended June 30, 2015, the Company issued common stock including restricted stock awards, as follows (in thousands, except share and per share data):

Transaction Type	Quantity (Shares)	Valuation ($)	Range of Value per Share
Stock issued to employees, executives and directors	244,589	$6,211	$3.48-8.60
Stock issued in conjunction with product line expansion	150,000	1,198	$7.99
Stock issued in conjunction with MusclePharm apparel rights acquisition	170,000	1,394	$8.20
Stock issued in conjunction with financing agreement	50,000	325	$6.49
Stock issued in conjunction with consulting/endorsement agreement	50,000	292	$5.85
Total	664,589	$9,420	$3.48-8.60

The fair value of all stock issuances above is based upon the quoted closing trading price on the date of issuance.

Common stock outstanding as of June 30, 2016 and December 31, 2015 has been adjusted to include shares legally outstanding even if subject to future vesting.

Treasury Stock

For the three and six months ended June 30, 2016 and 2015, the Company did not repurchase any shares of its common stock and held 875,621 shares in treasury as of June 30, 2016 and December 31, 2015. As of December 31, 2015, 860,900 of the Company’s shares held in treasury were subject to a pledge with a lender in connection with a term loan. As of June 30, 2016, the pledge on these shares was cancelled as the term loan was paid off in January 2016.

Note 12. Stock-Based Compensation

The Company’s stock-based compensation for the six months ended June 30, 2016 consist primarily of restricted stock awards. The activity of restricted stock awards granted to employees, executives and board members was as follows:

	Unvested Restricted Stock Awards
	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested balance – December 31, 2015	1,025,999	$12.34
Granted	179,140	2.17
Vested	(609,139)	11.55
Cancelled	(260,000)	13.00
Unvested balance – June 30, 2016	336,000	7.69

The total fair value of restricted stock awards granted to employees and board members was $100,000 and $825,000 for the three months ended June 30, 2016 and 2015, respectively, and $389,000 and $900,000 for the six months ended June 30, 2016 and 2015. As of June 30, 2016 and December 31, 2015, the total unrecognized expense for unvested restricted stock awards, net of expected forfeitures, was $1.5 million and $8.5 million, respectively, which is expected to be amortized over a weighted-average period of 2.2 years and 3.0 years, respectively.

Accelerated Vesting of Restricted Stock Awards Related to Brad Pyatt’s, Former Chief Executive Officer, Termination of Employment Agreement

In March 2016, Brad Pyatt, the Company’s former Chief Executive Officer, terminated his employment with the Company. Pursuant to the terms of the separation agreement with the Company, in exchange for a release of claims, the Company agreed to pay severance in the amount of $1.1 million, payable over a 12-month period, a lump sum of $250,000 payable in March 2017 and reimbursement of COBRA premiums. In addition, the remaining unvested restricted stock awards held by Brad Pyatt of 500,000 shares vested in full upon his termination in accordance with the original grant terms. In connection with the accelerated vesting of these restricted stock awards, the Company recognized stock compensation expense of $3.9 million, which is included in the salaries and benefits expense in the accompanying consolidated statement of operations for the six months ended June 30, 2016.

Stock Options

In February 2016, the Company issued options under the 2015 Equity Incentive Plan to purchase 137,362 shares of its common stock to Mr. Drexler, the Company’s Interim Chief Executive Officer, Interim President and Chairman of the Board of Directors, and 54,945 to Michael Doron, the Lead Director of the Board of Directors. These stock options have a contractual term of 10 years and a grant date fair value of $294,000, which is amortized on a straight-line basis over the vesting period of two years. The Company determined the fair value of the stock options using the Black-Scholes model. For the three and six months ended June 30, 2016, the Company recorded stock compensation expense of $41,000 and $55,000, respectively. There were no options granted in the six months ended June 30, 2015.

Restricted Stock Awards Related to Energy Drink Agreement

In January 2015, the Company entered into an energy drink agreement with Langer Juice and Creative Flavor Concepts to expand into a new product line. In connection with the agreement, the Company issued a total of 150,000 shares of its restricted common stock with trade restrictions for a period of three years. The restricted stock awards issued had a grant date fair value of approximately $1.2 million, which was initially included as a component of prepaid stock compensation and additional paid-in capital in the condensed consolidated balance sheets upon issuance. The prepaid stock compensation was originally amortized over the performance period of ten years. In connection with the restructuring plan disclosed further in Note 4, the Company discontinued this product and wrote off the unamortized prepaid stock compensation of $1.1 million in August 2015.

Agreements with Worldwide Apparel, LLC – MusclePharm Apparel Rights

In February 2015, the Company entered into an agreement with Worldwide Apparel, LLC (“Worldwide”) to terminate Worldwide’s right to use MusclePharm’s brand images in apparel effective March 28, 2015. The brand rights were originally licensed in May 2011, and amended in March 2014 prior to the termination. The consideration related to the acquisition of the MusclePharm Apparel from Worldwide consists of a cash consideration of $850,000 and 170,000 shares of MusclePharm common stock with an aggregated fair value of $1.4 million. The total cost of the MusclePharm apparel acquisition of $2.2 million was included in the caption brand within intangible assets, net, in the accompanying consolidated balance sheet, and was subject to amortization over a period of seven years.

Restricted Stock Awards Issued Related to Attempted Financing Agreement

In May 2015, the Company negotiated the termination of an attempted financing agreement with a lending institution and issued 50,000 shares of its common stock. The fair value of the common stock was $325,000 based upon the closing price of the Company’s common stock on the date of issuance, and was recorded as selling, general and administrative expense.

Restricted Stock Awards Issued Related to Consulting/Endorsement Agreement

In May 2015, the Company entered into consulting and endorsement agreements with William Phillips. In connection with the endorsement agreements, the Company agreed to issue a total of 50,000 shares of its restricted common stock. The restricted common stock issued had a grant date fair value of $292,000, which was included as a component of prepaid stock compensation and additional paid-in capital in the condensed consolidated balance sheets upon issuance. The prepaid stock compensation was originally amortized over the performance period of three years. In connection with the restructuring disclosed in Note 4, the Company terminated the consulting and endorsement agreements with William Phillips and wrote-off the unamortized prepaid stock compensation of $268,000 in August 2015.

In connection with the consulting agreement, the Company also agreed to issue restricted shares worth $25,000 (based upon the weighted average stock price during the 15-day-period prior to issuance) within 10 days after each subsequent three-month period term. In July 2015, the Company issued 5,189 shares of its common stock to William Phillips. The fair value of the common stock was $28,000 based upon the closing price of the Company’s common stock on the date of issuance, and was recorded as advertising and promotion expense. No additional common stock will be issued to William Phillips under this agreement.

Restricted Stock Awards Issued to Ryan Drexler, Interim Chief Executive Officer, Interim President and Chairman of the Board of Directors, Related to Loan Modification

In October 2015, the Company entered into loan modification agreements with the banking institution under its line of credit and term loan to: (i) change the maturity date of the loans to January 15, 2016, (ii) prohibit the loans to be declared in default prior to December 10, 2015, except for defaults resulting from failure to make timely payments, and (iii) delete certain financial covenants from the line of credit. In consideration for these modifications, Ryan Drexler, Interim Chief Executive Officer, Interim President and Chairman of the Board of Directors, and a family member, provided their individual guaranty for the remaining balance of the loans ($6.2 million). In consideration for executing his guaranty, the Company issued to Mr. Drexler 28,571 shares of common stock with a grant date fair value of $80,000 (based upon the closing price of the Company’s common stock on the date of issuance).

Restricted Stock Awards to Non-Employees

In July 2014, in connection with an endorsement agreement, the Company issued 446,853 shares of its restricted common stock to ETW with an aggregate market value of $5.0 million, as further described in Note 14. In September 2014, the Company entered into a consulting agreement with a third-party service provider and issued 30,000 shares of its restricted common stock with an aggregate market value of $402,000. These restricted stock awards granted to non-employees were initially included as a component of prepaid stock compensation and additional paid-in capital in the consolidated balance sheet upon issuance. The prepaid stock compensation was originally amortized over the performance period. In connection with the restructuring plan disclosed further in Note 4, the Company wrote-off the unamortized prepaid stock compensation related to these restricted stock awards to non-employees of $3.8 million in August 2015.

Note 13. Net Loss per Share

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

The following table sets forth the computation of the Company’s basic and diluted net loss per share for the periods presented (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(4,196)	$(7,025)	$(10,801)	$(14,504)
Weighted-average common shares used in computing net loss per share, basic and diluted	13,874,209	13,647,267	13,855,754	13,491,433
Net loss per share, basic and diluted	$(0.30)	$(0.51)	$(0.78)	$(1.08)

The following securities were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	As of June 30,
	2016	2015
Stock options (exercise price - $1.89 per share)	192,307	—
Warrants (exercise price - $11.90 per share)	100,000	—
Unvested restricted stock	336,000	2,309,193
Convertible note (exercise price - $2.30 per share)	2,608,695	—
Total common stock equivalents	3,237,002	2,309,193

Note 14. Endorsement Agreements

Arnold Schwarzenegger

In July 2013, the Company entered into an Endorsement Licensing and Co-Branding Agreement by and among the Company, Arnold Schwarzenegger, Marine MP, LLC, and Fitness Publications, Inc. Under the terms of the agreement, Mr. Schwarzenegger was co-developing a special Arnold Schwarzenegger product line being co-marketed under Mr. Schwarzenegger’s name and likeness. In connection with this agreement, the Company also issued to Marine MP, LLC fully vested restricted shares of common stock with an aggregate market value of $8.5 million. The shares are being amortized over the original three-year term of the agreement.

In May 2016, the Company received written notice to terminate the Endorsement Licensing and Co-Branding Agreement effective immediately. As a result, $1.9 million of intangible assets, prepaid assets and inventory related to the Arnold Schwarzenegger product line was written off as an impairment expense. The agreement to terminate the product line stipulates that no further use of his likeness or sales of the inventory were allowed and we, therefore, disposed of all remaining product in inventory.

ETW

In July 2014, the Company entered into an Endorsement Agreement with ETW. Under the terms of the agreement, Tiger Woods agreed to endorse certain of the Company’s products and use a golf bag during all professional golf play that prominently displayed the MusclePharm name and logo.

In conjunction with this agreement, the Company issued 446,853 shares of the Company’s restricted common stock to ETW, with an aggregate market value of $5.0 million. The shares were amortized over the original four-year term of the agreement. The current and non-current portions of the unamortized stock compensation were initially included as a component of prepaid stock compensation in the condensed consolidated balance sheets. The amount of unamortized stock compensation expense of $3.5 million related to this agreement was written off in connection with the restructuring plan disclosed further in Note 4.

In May 2016, the Company entered into a settlement agreement with ETW, which eliminates all costs and terminates all future commitments under the Endorsement Agreement. Pursuant to the settlement agreement, the Company agreed to pay to ETW, $2.2 million to terminate the parties’ obligations under Endorsement Agreement and to resolve all disputes between the parties. As a result, the Company adjusted its restructuring accrual balance from $7.0 million to $2.2 million according to the settlement agreement and recorded an expense credit of $4.8 million during the three and six months ended June 30, 2016.

Johnny Manziel

In July 2014, the Company entered into an Endorsement Agreement for the services of Johnny Manziel. As part of this agreement, the Company issued a warrant to purchase 100,000 shares of its common stock at an exercise price of $11.90 per share. The warrants vest monthly over a period of 24 months beginning August 15, 2014, and have a five-year contractual term. The Company recognized stock-based compensation expense of $3,000 and $17,000 for the three months ended June 30, 2016 and 2015, respectively, and $6,000 and $50,000 for the six months ended June 30, 2016 and 2015, respectively, related to these warrants, which is included as a component of advertising and promotion expense in the accompanying condensed consolidated statements of operations. The Company used the Black-Scholes model to determine the estimated fair value of the warrants, with the following assumptions: contractual life of five years, risk free interest rate of 1.7%, dividend yield of 0%, and expected volatility of 55%. In connection with the restructuring disclosed in Note 4, the Company notified Johnny Manziel of its intention to terminate the endorsement agreement; however, Johnny Manziel disputes the termination notice. As of June 30, 2016, 95,834 shares were vested under the warrant.

Note 15. Income Taxes

The Company recorded an income tax provision of $7,000 and $21,000 for the three months ended June 30, 2016 and 2015, respectively, and $138,000 and $33,000 for the six months ended June 30, 2016 and 2015, related to foreign income taxes and federal and state minimum taxes.

Income taxes are provided for the tax effects of transactions reported in the condensed consolidated financial statements and consist of taxes currently due. Deferred taxes relate to differences between the basis of assets and liabilities for financial and income tax reporting which will be either taxable or deductible when the assets or liabilities are recovered or settled. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has established a full valuation allowance as it is more likely than not that the tax benefits will not be realized as of June 30, 2016.

Note 16. Geographical Information

The Company’s chief operating decision maker reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. As such, the Company currently has a single reporting segment and operating unit structure. In addition, most of the Company’s revenue and substantially all long-lived assets are attributable to operations in the U.S. for all the periods presented.

Revenue, net by geography is based on the company addresses of the customers. The following table sets forth revenue, net by geographic area (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue, net:
United States	$23,519	$36,270	$53,211	$67,858
International	9,348	14,206	22,568	23,940
Total revenue, net	$32,867	$50,476	$75,779	$91,798

Note 17.  Subsequent Events

GAAP requires an entity to disclose events that occur after the balance sheet date but before financial statements are issued or are available to be issued (“subsequent events”) as well as the date through which an entity has evaluated subsequent events. There are two types of subsequent events. The first type consists of events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, (“recognized subsequent events”). The second type consists of events that provide evidence about conditions that did not exist at the date of the balance sheet but arose subsequent to that date (“non-recognized subsequent events”). No significant recognized or non-recognized subsequent events were noted through the date of this filing.

However, in conjunction with the restructuring plans, the plan the executive management team has decided to close the accounting and administration office in Denver and is in the process of negotiating a sublease for the distribution center in Pittsburg California. These closures will take place during the third quarter of 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (the “Form 10-Q”), and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission on March 17, 2016. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section entitled “Risk Factors” included elsewhere in this Form 10-Q.

Overview

We are a scientifically driven, performance lifestyle company that develops, manufactures, markets and distributes branded nutritional supplements. We offer a broad range of powders, capsules, tablets, gels and bars. Our portfolio of recognized brands, including MusclePharm® Sport Series, and FitMiss®, are marketed and sold in more than 120 countries and available in over 50,000 retail outlets globally. These clinically developed scientifically driven nutritional supplements are developed through a six-stage research process that utilizes the expertise of leading nutritional scientists, doctors and universities. We believe we are an innovator in the sports nutrition industry.

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

Restructuring Plan

On August 24, 2015, our Board of Directors approved a restructuring plan for us. The approved restructuring plan was designed to reduce costs and to better align our resources for profitable growth. Specifically, through June 30, 2016, the restructuring plan resulted in: 1) a reduction in our workforce; 2) abandoning certain leased facilities; 3) renegotiating or terminating a number of contracts with endorsers in a strategic shift away from such arrangements and towards more cost effective marketing and advertising efforts; 4) discontinuing a number of product SKU’s due to lower than expected revenue or margin performance and writing down inventory to net realizable value; and 5) writing off certain assets. We completed additional reductions in workforce during the six months ended June 30, 2016. Management is continuing to execute the approved restructuring plan, and as such, we anticipate incurring additional restructuring charges for the remainder of 2016 to continue to move our business toward profitable operations.

Outlook

As we continue to execute our growth strategy and restructuring plan, we anticipate continued improvement in our operating margins and expense structure. The termination of the Arnold Schwarzenegger product-line licensing agreement, discontinuance of unprofitable SKUs and product families, as well as the migration to new product suppliers have impacted revenue growth for the short-term. However, we anticipate revenue and gross margin to strengthen as we increase focus on our new products introduced during the third and fourth quarter of 2016 and our MusclePharm® Sport Series products. In addition, the sale of our wholly-owned subsidiary, BioZone, in May 2016 enables us to further narrow our focus on core MusclePharm products and further innovate to develop new products. We also anticipate continued savings in advertising and promotions expenses as we focus on effective marketing and advertising strategies and move away from celebrity endorsements.

Although we may experience additional losses for the near term, we believe that our restructuring plan, which includes a reduction in ongoing operating costs and expense controls, may enable us to be profitable; however, we may need to continue to raise capital in order to execute our business plan. There can be no assurance that such capital will be available on acceptable terms or at all.

Results of Operations

Comparison of the Three Months Ended June 30, 2016 to the Three Months Ended June 30, 2015

	Three Months Ended June 30,
	2016	2015	$ Change	% Change
	(In thousands)
Revenue, net	$32,867	$50,476	$(17,609)	(34.9)%
Cost of revenue (1)	22,181	32,978	(10,797)	(32.7)
Gross profit	10,686	17,498	(6,812)	(38.9)
Operating expenses:
Advertising and promotion	2,686	8,285	(5,599)	(67.6)
Salaries and benefits	3,292	7,763	(4,471)	(57.6)
Selling, general and administrative	4,424	5,121	(697)	(13.6)
Research and development	531	921	(390)	(42.3)
Professional fees	1,742	2,064	(322)	(15.6)
Restructuring and other charges	(4,820)	—	(4,820)	N/A
Impairment of assets	4,313	—	4,313	N/A
Total operating expenses	12,168	24,154	(11,986)	(49.6)
Loss from operations	(1,482)	(6,656)	5,174	(77.7)
Loss on sale of subsidiary	(2,115)	—	(2,115)	N/A
Other expense, net	(592)	(348)	(244)	70.1
Loss before provision for income taxes	(4,189)	(7,004)	2,815	(40.2)
Provision for income taxes	7	21	(14)	(66.7)
Net loss	$(4,196)	$(7,025)	$2,829	(40.3)%
(1)	Cost of revenue for the three months ended June 30, 2016 included restructuring charges of $0.5 million related to write-down of inventory. There were no such charges for the three months ended June 30, 2015.

The following table presents our operating results as a percentage of revenue, net for the periods presented:

	Three Months Ended June 30,
	2016	2015
Revenue, net	100%	100%
Cost of revenue	67	65
Gross profit	33	35
Operating expenses:
Advertising and promotion	8	17
Salaries and benefits	10	15
Selling, general and administrative	13	10
Research and development	2	2
Professional fees	5	4
Restructuring and other charges	(14)	—
Impairment of assets	13	—
Total operating expenses	37	48
Loss from operations	(4)	(13)
Loss on sale of subsidiary	(7)	—
Other expense, net	(2)	(1)
Loss before provision for income taxes	(13)	(14)
Provision for income taxes	—	—
Net loss	(13)%	(14)%

Revenue, net

We derive our revenue through the sales of our various branded nutritional supplements. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collection is reasonably assured which generally occurs upon shipment or delivery of the products. We record sales incentives as a direct reduction of revenue for various discounts provided to our customers consisting primarily of volume incentive rebates and advertising related credits. We accrue for sales discounts over the period they are earned. Sales discounts are a significant part of our marketing plan to our customers as they help drive increased sales and brand awareness with end users through promotions that we support through our distributors and re-sellers.

Net revenue decreased $17.6 million, or 34.9%, to $32.9 million for the three months ended June 30, 2016, compared to $50.5 million for the three months ended June 30, 2015. Net revenue for the three months ended June 30, 2016 decreased primarily due to the termination of the Arnold Schwarzenegger product-line licensing agreement, certain other products being discontinued and the migration of some existing products to a new supplier. Additionally, revenue from our BioZone subsidiary decreased $2.6 million for the three months ended June 30, 2016 compared to the same period in 2015 mainly due to the sale of BioZone in May of 2016. Discounts and sales allowances increased as a percentage of gross revenue to 21.4%, or $8.9 million, for the three months ended June 30, 2016 from 15.1% of gross revenue, or $9.0 million, for the same period in 2015. The increase in discounts and allowances as a percentage of revenue is primarily related to coupon promotions and discounts and allowances on existing products with key customers.

During the three months ended June 30, 2016, two of our largest customers, Costco Wholesale Corporation (“Costco”) and GNC Holdings Inc. (“GNC”), each individually accounted for more than 10% of our net revenue, and in total represented 35% of our net revenue. During the three months ended June 30, 2015, our two largest customers, Costco and GNC each individually accounted for more than 10% of our net revenue, and in total represented 34% of our net revenue.

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

In addition, BioZone manufactured products and, therefore, derived costs of revenue through the costs of raw materials, direct labor, freight-in and other supply and equipment expenses. We mainly shipped BioZone customer orders from our distribution center in Pittsburg, California. We completed the sale of BioZone sold during the second quarter of 2016.

Our historical experience has been that, over the life cycle of a particular product, the cost of revenue as a percentage of total revenue has typically declined as a result of efficiencies and resulting decreases in our product costs. The decrease in cost generally results from an increase in the volume purchased from manufacturing suppliers, as well as yield improvements and test enhancements.

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

Costs of revenue decreased 32.7% to $22.2 million for the three months ended June 30, 2016, compared to $33.0 million for the same period in 2015. Accordingly, gross profit for the three months ended June 30, 2016 decreased $6.8 million to $10.7 million compared to $17.5 million for the same period 2015. Gross profit margin decreased to 32.5% for the three months ended June 30, 2016 compared to 34.7% for the same period in 2015. During the three months ended June 30, 2016, we recognized a restructuring charge of $0.5 million related to inventory write down of discontinued SKUs. This inventory write down negatively impacted our gross profit margin by 1.5%.

Operating Expenses

Operating expenses for the three months ended June 30, 2016 were $12.2 million, compared to $24.2 million for the same period in 2015. These expenses primarily included costs for advertising and promotions, specifically tradeshow costs to generate visibility and connect with our customers and end-users, costs of strategic partnerships with athletes and sports teams, strategic advertising agreements to promote our brand, investing in our staffing needs in order to stay competitive in our industry, stock-based compensation, legal and litigation related fees, consulting costs, and other charges. Additionally, as a result of the restructuring plan commenced during the third quarter of 2015, we incurred a net credit in restructuring costs of $4.8 million, which primarily related to the settlement of a certain endorsement agreement, offset by additional expenses related to employee severance costs and other restructuring activities. We also incurred an impairment charge of $4.3 million. See additional discussion below.

Advertising and Promotion

Our advertising and promotions consists primarily of athletic endorsements, and sponsorships which includes both cash and stock-based compensation, promotional giveaways, trade show events, Food, Drug, and Mass (“FDM”) distribution costs, and digital, print, and media advertising.

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

Advertising and promotion expenses decreased 67.6% to $2.7 million for the three months ended June 30, 2016, or 8% of revenue, compared to $8.3 million, or 17% of revenue, for the same period in 2015. Advertising and promotion expenses for the three months ended June 30, 2016 and 2015 included expenses related to strategic partnerships with athletes and sports teams. The expense associated with these partnerships decreased by $3.5 million as our agreement with the UFC expired during the fourth quarter of 2015 and we renegotiated or terminated a number of contracts as part of our restructuring activities. Additionally, our trade show expense decreased by $0.2 million and our product giveaway costs decreased by $0.7 million. These decreases were partially offset by an increase in partnership advertising of $0.4 million.

Salaries and Benefits

Salaries and benefits consist primarily of salaries, bonuses, benefits and stock-based compensation. Personnel costs are a significant component of our operating expenses. During the third quarter of 2015, we executed a restructuring plan, resulting in a reduction in our workforce that will continue through the third quarter of 2016. Salaries and benefits are anticipated to continue to decrease due to potential additional headcount reductions, limited headcount additions, as well as a reduction of future restricted stock awards, and a reduction in amortization of existing stock-based grants.

Salaries and benefits decreased 57.6% to $3.3 million, or 10% of revenue, for the three months ended June 30, 2016 compared to $7.8 million, or 15% of revenue, for the same period in 2015. The decrease was primarily due to the reduction in headcount and compensation paid to former CEO Brad Pyatt who resigned from the Company in March 2016 (see Note 12 to the condensed consolidated financial statements) and accounts for $0.3 million of the decrease for the three months ended June 30, 2016 compared to the same period in 2015.

Selling, General and Administrative

Our selling, general and administrative expenses consist primarily of freight out, depreciation, amortization, IT equipment and network, facilities related expenses, insurance, director’s fees, which include both cash and stock-based compensation, rental expenses related to equipment leases, supplies, legal settlement costs, and other corporate expenses.

Selling, general and administrative expenses decreased 13.6% to $4.4 million, or 13% of revenue, for the three months ended June 30, 2016 compared to $5.1 million, or 10% of revenue, for the same period in 2015. The decrease was primarily due to a one-time restricted share grant to a financial institution of $0.3 million in 2015, lower operating expenses of $0.3 million, lower grant expense of $0.1 million, and lower amortization of intangible assets of $0.1 million, offset by an increase in travel expenses of $0.2 million.

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

Research and development expenses decreased 42.3% to $0.5 million, or 2% of revenue, for the three months ended June 30, 2016 compared to $0.9 million and 2% of revenue for the same period in 2015. The decrease was primarily due to a reduction in salaries and benefits and research fees.

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

Professional fees decreased 15.6% to $1.7 million, or 5% of revenue, for the three months ended June 30, 2016, compared to $2.1 million and 4% of revenue for the same period in 2015. The decrease was primarily due to a decrease in public relations fees of $0.6 million, fees related to the SEC investigation of $0.2 million, and consulting fees of $0.1 million. These decreases were offset by an increase in legal fees of $0.5 million.

Restructuring and Other Charges

For the three months ended June 30, 2016, we recorded a net credit in restructuring and other charges of $4.8 million, which primarily related to the settlement of a certain endorsement agreement (see Note 14 to the condensed consolidated financial statements for further information). We anticipate incurring additional restructuring charges for the remainder of 2016 to continue to move our business toward profitable operations.

Impairment of Assets

During the three months ended June 30, 2016, we determined that certain prepaid manufacturing costs and our investment in Capstone Nutrition (“Capstone”), which totaled $2.4 million, were impaired due to Capstone’s sale of their primary powder manufacturing facility in June 2016, the termination of our manufacturing relationship and the ongoing litigation. See additional information in Note 5 to the condensed consolidated financial statements. Additionally, during the three months ended June 30, 2016, $1.9 million of intangible assets, prepaid assets and inventory related to the Arnold Schwarzenegger product line was written off. The agreement to terminate the product line stipulates that no further use of his likeness or sales of the inventory were allowed and therefore, we disposed of all the remaining product in inventory.

Loss on Sale of Subsidiary

During the three months ended June 30, 2016, we sold a wholly-owned subsidiary, BioZone, for a loss of $2.1 million. See additional information in Note 6 to the condensed consolidated financial statements. The loss on the sale of BioZone primarily related to the subsidiary’s pre-tax losses for 2016. Pre-tax loss for BioZone for the three and six months ended June 30, 2016 was $0.5 million and $1.5 million, respectively.

Other Expense, net

During the three months ended June 30, 2016 and 2015, other expense, net consists of the following (in thousands):

	Three Months Ended June 30,
	2016	2015
Other expense, net:
Interest expense	$(205)	$(133)
Interest expense, factored accounts receivable	(273)	—
Foreign currency transaction gain (loss)	91	(197)
Other	(205)	(18)
Total other expense, net	$(592)	$(348)

The increase in other expense, net was primarily related to foreign currency transaction gains and losses due to the strengthening of the US Dollar, financing and factoring fees and other miscellaneous expenses.

We expect interest expense to increase in the near term, related to interest on the convertible secured promissory note that we entered into in December 2015 and the secured borrowing arrangement we entered into in January 2016.

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

Comparison of the Six Months Ended June 30, 2016 to the Six Months Ended June 30, 2015

	Six Months Ended June 30,
	2016	2015	$ Change	% Change
	(In thousands)
Revenue, net	$75,779	$91,798	$(16,019)	(17.5)%
Cost of revenue (1)	49,880	59,916	(10,036)	(16.8)
Gross profit	25,899	31,882	(5,983)	(18.8)
Operating expenses:
Advertising and promotion	6,973	15,510	(8,537)	(55.0)
Salaries and benefits	12,912	14,824	(1,912)	(12.9)
Selling, general and administrative	8,667	10,083	(1,416)	(14.0)
Research and development	1,394	1,886	(492)	(26.1)
Professional fees	3,130	3,519	(389)	(11.1)
Restructuring and other charges	(4,246)	—	(4,246)	N/A
Impairment of assets	4,313	—	4,313	N/A
Total operating expenses	33,143	45,822	(12,679)	(27.7)
Loss from operations	(7,244)	(13,940)	6,696	(48.0)
Loss on sale of subsidiary	(2,115)	—	(2,115)	N/A
Other expense, net	(1,304)	(531)	(773)	145.6
Loss before provision for income taxes	(10,663)	(14,471)	3,808	(26.3)
Provision for income taxes	138	33	105	318.2
Net loss	$(10,801)	$(14,504)	$3,703	(25.5)%
(1)	Cost of revenue for the six months ended June 30, 2016 included restructuring charges of $2.2 million related to write-down of inventory. There were no such charges for the six months ended June 30, 2015.

The following table presents our operating results as a percentage of revenue, net for the periods presented:

	Six Months Ended June 30,
	2016	2015
Revenue, net	100%	100%
Cost of revenue	66	65
Gross profit	34	35
Operating expenses:
Advertising and promotion	9	17
Salaries and benefits	17	16
Selling, general and administrative	11	11
Research and development	2	2
Professional fees	4	4
Restructuring and other charges	(5)	—
Impairment of assets	6	—
Total operating expenses	44	50
Loss from operations	(10)	(15)
Loss on sale of subsidiary	(3)	—
Other expense, net	(1)	(1)
Loss before provision for income taxes	(14)	(16)
Provision for income taxes	—	—
Net loss	(14)%	(16)%

Revenue, net

Net revenue decreased $16.0 million, or 17.5%, to $75.8 million for the six months ended June 30, 2016, compared to $91.8 million for the six months ended June 30, 2015. Net revenue for the six months ended June 30, 2016 decreased primarily due to the termination of the Arnold Schwarzenegger product-line licensing agreement, certain other products being discontinued and the migration of some existing products to a new supplier. Additionally, revenue from our BioZone subsidiary decreased $3.3 million for the six months ended June 30, 2016 compared to the same period in 2015. Discounts and sales allowances increased to 18.4% of gross revenue, or $17.1 million, for the six months ended June 30, 2016 from 13% of gross revenue, or $14.1 million for the same period in 2015. The increase in discounts and allowances is primarily related to promotions of new product introductions and discounts and allowances on existing products with key customers.

During the six months ended June 30, 2016, our three largest customers, Costco, GNC and Bodybuilding.com, each individually accounted for more than 10% of our net revenue, and in total represented 41% of our net revenue.

During the six months ended June 30, 2015, our three largest customers, Costco, Bodybuilding.com and GNC, each individually accounted for more than 10% of our net revenue, and in total represented 44% of our net revenue.

Cost of Revenue and Gross Profit

Costs of revenue decreased 16.8% to $49.9 million for the six months ended June 30, 2016, compared to $59.9 million for the same period in 2015. Accordingly, gross profit for the six months ended June 30, 2016 decreased $6.0 million to $25.9 million compared to $31.9 million for the same period 2015. Gross profit margin decreased to 34.2% for the six months ended June 30, 2016 compared to 34.7% for the same period in 2015, remaining relatively flat. During the six months ended June 30, 2016, we recognized a restructuring charge of $2.2 million related to inventory write down of discontinued SKUs. This inventory write down negatively impacted our gross profit margin by 2.9%.

Operating Expenses

Operating expenses for the six months ended June 30, 2016 were $33.1 million, compared to $45.8 million for the same period in 2015. These expenses primarily included costs for advertising and promotions, specifically tradeshow costs to generate visibility and connect with our customers and end-users, costs of strategic partnerships with athletes and sports teams, strategic advertising agreements to promote our brand, investing in our staffing needs in order to stay competitive in our industry, stock-based compensation, legal and litigation related fees, consulting costs, and other charges. Additionally, as a result of the restructuring plan commenced during the third quarter of 2015, we incurred a net credit in restructuring costs of $4.2 million related to the reversal of the restructuring accrual related to settlement of a certain endorsement agreement, offset by expenses related to employee severance costs and other restructuring activities. We also incurred an impairment charge of $4.3 million. See additional discussion below.

Advertising and Promotion

Advertising and promotion expenses decreased 55.0% to $7.0 million for the six months ended June 30, 2016, or 9% of revenue, compared to $15.5 million, or 17% of revenue, for the same period in 2015. Advertising and promotion expenses for the six months ended June 30, 2016 and 2015 included expenses related to strategic partnerships with athletes and sports teams. The expense associated with these partnerships decreased by $6.1 million as our agreement with the UFC expired during the fourth quarter of 2015 and we renegotiated or terminated a number of contracts as part of our restructuring activities. Additionally, our miscellaneous advertising expenses decreased by $1.0 million, our trade show expense decreased by $0.6 million, fees paid for athlete appearances decreased by $0.5 million and our product giveaway costs decreased by $1.0 million. These decreases were partially offset by an increase in partnership advertising of $0.8 million.

Salaries and Benefits

Salaries and benefits decreased 12.9% to $12.9 million, or 17% of revenue, for the six months ended June 30, 2016 compared to $14.8 million, or 16% of revenue, for the same period in 2015. The decrease was primarily due to the reduction in headcount as part of the restructuring plan, offset by compensation paid to former CEO Brad Pyatt who resigned from the Company in March 2016 (see Note 12 to the condensed consolidated financial statements) and accounts for $5.6 million of the $12.9 million of salaries and benefits as disclosed in this note. Without this isolated event, salaries and benefits for the six months ended June 30, 2016 would have been $7.3 million, which would have been a 48.7% reduction compared to the same period in 2015.

Selling, General and Administrative

Selling, general and administrative expenses decreased 14.0% to $8.7 million, or 11% of revenue, for the six months ended June 30, 2016 compared to $10.1 million, or 11% of revenue, for the same period in 2015. The decrease was primarily due to lower operating expenses of $0.5 million, a one-time restricted share grant to a financial institution of $0.3 million in 2015, a decrease in customer non-compliance fees of $0.3 million, lower grant expense of $0.2 million, and lower amortization of intangible assets of $0.1 million.

Research and Development

Research and development expenses decreased 26.1% to $1.4 million, or 2% or revenue, for the six months ended June 30, 2016 compared to $1.9 million for the same period in 2015. The decrease was primarily due to a reduction in salaries and benefits and research fees.

Professional Fees

Professional fees decreased 11.1% to $3.1 million, or 4% of revenue, for the six months ended June 30, 2016, compared to $3.5 million for the same period in 2015. The decrease was primarily due to a decrease in public relations fees of $0.7 million, fees related to the SEC investigation of $0.5 million, consulting fees of $0.2 million, and. These decreases were offset by an increase in legal fees of $1.0 million.

Restructuring and Other Charges

For the six months ended June 30, 2016, we incurred a net credit in restructuring costs of $4.2 million, of which $4.8 million related to the settlement of a certain endorsement agreement (see Note 14 to the condensed consolidated financial statements for further information). This credit was offset by expenses to be settled in cash related to employee severance costs and abandonment of certain lease facilities of $0.4 million, and other non-cash charges of approximately $0.2 million related to the write-off of long-lived assets and stock-based compensation of terminated employees. We anticipate incurring additional restructuring charges for the remainder of 2016 to continue to move our business toward profitable operations.

Impairment of Assets

During the six months ended June 30, 2016, we determined that certain prepaid manufacturing costs and our investment in Capstone, which totaled $2.4 million, were impaired due to Capstone’s sale of their primary powder manufacturing facility in June 2016, the termination of our manufacturing relationship with them and the ongoing litigation. See additional information in Note 5 to the condensed consolidated financial statements. Additionally, during the six months ended June 30, 2016, $1.9 million of intangible assets, prepaid assets and inventory related to the Arnold Schwarzenegger product line was written off. Per the agreement to terminate the product line, no further use of his likeness or sales of the inventory were allowed and therefore, we disposed of all the remaining product in inventory.

Other Expense, net

During the six months ended June 30, 2016 and 2015, other expense, net consists of the following (in thousands):

	Six Months Ended June 30,
	2016	2015
Other expense, net:
Interest expense	$(370)	$(258)
Interest expense, factored accounts receivable	(627)	—
Foreign currency transaction gain (loss)	194	(261)
Other	(501)	(12)
Total other expense, net	$(1,304)	$(531)

Other expense, net for the six months ended June 30, 2016 was an expense of $1.3 million, compared to an expense of $0.5 million for the same period in 2015. The increase in other expense, net was primarily related to financing and factoring fees and other miscellaneous expenses.

Loss on Sale of Subsidiary

During the six months ended June 30, 2016, we sold a wholly-owned subsidiary, BioZone, for a loss of $2.1 million. See additional information in Note 6 to the condensed consolidated financial statements. The loss on the sale of BioZone primarily related to the subsidiary’s pre-tax losses for 2016. Pre-tax loss for BioZone for the three and six months ended June 30, 2016 was $0.5 million and $1.5 million, respectively.

Non-GAAP Adjusted EBITDA

In addition to disclosing financial results calculated in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), this Form 10-Q discloses Adjusted EBITDA, which is loss from operations adjusted for income taxes, depreciation and amortization of property and equipment, amortization of intangible assets, provision for doubtful accounts, amortization of prepaid stock compensation, amortization of prepaid sponsorship fees, stock-based compensation, issuance of common stock warrants, other expense, net, loss on sale of subsidiary, restructuring and asset impairment charges. Management believes that these non-GAAP measures provide investors with important additional perspectives into our ongoing business performance.

The GAAP measure most directly comparable to Adjusted EBITDA is income (loss) from operations. The non–GAAP financial measure of Adjusted EBITDA should not be considered as an alternative to net income (loss). Adjusted EBITDA is not a presentation made in accordance with GAAP and has important limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Because Adjusted EBITDA excludes some, but not all, items that affect net earnings and is defined differently by different companies, our definition of Adjusted EBITDA may not be comparable to similarly titled measures of other companies.

Set forth below are reconciliations of Adjusted EBITDA to our reported GAAP net loss (in thousands):

	Six Months Ended		Three Months Ended		Year Ended December 31, 2015	Three Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	March 31, 2016		December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Net loss	$(10,801)	$(14,504)	$(4,196)	$(6,605)	$(51,858)	$(9,706)	$(27,648)	$(7,025)	$(7,479)
Non-GAAP adjustments:
Stock-based compensation	5,097	6,536	427	4,670	12,705	4,015	2,154	4,013	2,523
Restructuring and asset impairment charges	2,236	—	—	2,236	21,235	3,323	17,912	—	—
Loss on sale of subsidiary	2,115	—	2,115	—	—	—	—	—	—
Amortization of prepaid sponsorship fees	844	3,252	146	698	6,255	892	2,111	1,821	1,431
Other expense, net	1,304	531	592	712	1,806	716	559	348	183
Amortization of prepaid stock compensation	938	2,236	235	703	3,901	703	962	1,127	1,109
Depreciation and amortization of property and equipment	816	838	389	427	1,760	430	492	456	382
Amortization of intangible assets	416	498	196	220	1,055	279	278	273	225
Stock-based compensation related to issuance of common stock to a related party for guaranty of debt	—	—	—	—	80	80	—	—	—
(Recovery) provision for doubtful accounts	9	98	43	(34)	219	51	70	68	30
Issuance of common stock warrants to third parties for services	6	50	3	3	65	3	12	17	33
Provision for income taxes	138	33	7	131	105	1	71	21	12
Adjusted EBITDA	$3,118	$(432)	$(43)	$3,161	$(2,672)	$787	$(3,027)	$1,119	$(1,551)

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

As of June 30, 2016, our cash balance was approximately $13.1 million, which consists primarily of cash on deposit with banks.

Our principal use of cash is to purchase inventory, pay for operating expenses, acquire capital assets and historically to repurchase outstanding shares of our capital stock. As of June 30, 2016, we had a deficit in working capital of $20.5 million, an accumulated deficit of $158.3 million and a total stockholders’ deficit of $15.2 million. As of June 30, 2016, we had outstanding borrowings of $6.0 million under our convertible note with a related party and $7.4 million under our secured borrowing arrangement.

Our management believes that the recently implemented restructuring, which includes a reduction in ongoing operating costs and enhanced expense controls, will enable us ultimately to be profitable; however, we may need to continue to raise capital in order to execute its business plan. There can be no assurance that such capital will be available on acceptable terms or at all.

Our net consolidated cash flows are as follows:

	Six Months Ended June 30,
	2016	2015
	(In thousands)
Consolidated Statements of Cash Flows Data:
Net cash (used in) provided by operating activities	$(686)	$4,189
Net cash provided by (used in) investing activities	5,450	(2,318)
Net cash provided by financing activities	1,220	1,456
Effect of exchange rate changes on cash	(13)	(177)
Net increase in cash	$5,971	$3,150

Operating Activities

Our cash (used in) provided by operating activities is driven primarily by sales of our products and vendor provided credit. Our primary uses of cash from operating activities have been for inventory purchases, advertising and promotion expenses, personnel-related expenditures, manufacturing costs, professional fees, costs related to our facilities and legal related fees. Our cash flows from operating activities will continue to be affected principally by the results of operations and the extent to which we increase spending on personnel expenditures, sales and marketing activities, and our working capital requirements.

Our operating cash flows were $4.9 million lower for the six months ended June 30, 2016 compared to the same period in 2015. The variance primarily relates to the net change in net operating assets and liabilities which resulted in a use of cash of $2.1 million for the six months ended June 30, 2016 compared to a source of cash of $5.2 million for the same period in 2015. During the six months ended June 30, 2016, the decrease in liabilities related to the restructuring accrual and accounts payable and accrued liabilities resulted in a $3.2 million and a $1.2 million decrease in working capital, respectively. These decreases were offset by a reduction of finished goods inventory, which provided a source of working capital. During the six months ended June 30, 2015, increases in accounts payable and accrued liabilities provided $12.1 million in working capital and changes in inventory balances provided $6.2 million. These sources were offset by an increase in accounts receivable, prepaid sponsorship and endorsement fees and prepaid and other current assets which used $8.1 million, $3.5 million and $1.9 million, respectively.

The decrease in finished goods inventory balances during the six months ended June 30, 2016 primarily related to focus on aligning inventory with customer sales orders and optimizing SKUs and slower new production as we migrate to a new supplier. Our accounts payable and accrued liabilities balances as of June 30, 2016 remained relatively flat compared to December 31, 2015, whereas the balance of these accounts increased $12.2 million from December 31, 2014 to June 30, 2015.

These changes in working capital were offset by net loss adjusted for non-cash charges, which resulted in a source of cash of $1.5 million for the six months ended June 30, 2016, compared to a use of cash of $1.0 million for the same period in 2015. Our net loss was lower by $3.5 million for the six months ended June 30, 2016 compared to the same period in 2015, and included non-cash charges related to impaired assets, loss on sale of subsidiary and inventory write-downs of $4.3 million, $2.1 million and $2.2 million, respectively.

Investing Activities

Cash provided by investing activities was $5.5 million for the six months ended June 30, 2016, primarily due to the cash proceeds from sale of BioZone of $5.9 million, offset by cash purchases of property and equipment of $0.4 million.

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

Financing Activities

Cash provided by financing activities was $1.2 million for the six months ended June 30, 2016, primarily due to the net proceeds of $7.3 million from a secured borrowing arrangement, offset by repayment on our line of credit of $3.0 million and repayment of a term loan of $2.9 million.

Cash provided by financing activities of $1.5 million for the six months ended June 30, 2015, was primarily due to proceeds from issuance of our term loan of $4.0 million and draw down of our line of credit of $4.0 million, partially offset by repayment of term loan of $0.4 million and repayment on our line of credit of $6.0 million.

Indebtedness Agreements

In September 2014, we entered into a line of credit facility with ANB Bank for up to $8.0 million of borrowings. The line of credit originally, matured in September 2017, and accrued interest at the prime rate plus 2.0%. The line of credit was secured by our inventory, accounts receivable, intangible assets and equipment. As of December 31, 2015, the outstanding borrowings under the line of credit were $3.0 million. We were not in compliance with certain financial covenants under the line of credit as of December 31, 2015, which limited further borrowings. We repaid the outstanding principal and accrued interest under the line of credit in full in January 2016 in conjunction with our secured borrowing arrangement, as described below. This line is no longer available to the Company.

In February 2015, we entered into a $4.0 million term loan agreement with ANB Bank. The term loan carried a fixed interest rate of 5.25% per annum, was repayable in 36 equal monthly installments of principal and interest, and originally matured in February 2018. The term loan contained various events of default, including cross default provisions related to the line of credit, which could have required repayments of the term loan. We were not in compliance with certain financial covenants under the term loan as of December 31, 2015, and received various waivers from the lender during the year ended December 31, 2015. As of December 31, 2015, the outstanding borrowings under the term loan were $2.9 million. We repaid the outstanding principal and accrued interest under the term loan in full in January 2016 to retire the term loan in conjunction with our secured borrowing arrangement, as described below.

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

In December 2015, we entered into a convertible secured promissory note agreement with Mr. Drexler, Interim Chief Executive Officer, Interim President and Chairman of the Board of Directors, pursuant to which he loaned us $6.0 million. Proceeds from the note were used to fund working capital requirements. The convertible note is secured by all assets and properties of the Company and its subsidiaries whether tangible or intangible. The convertible note carries an interest at 8% per annum, or 10% in the event of default. Both the principal and the interest under the convertible note are due in January 2017, unless converted earlier. The holder can convert the outstanding principal and accrued interest into shares of common stock (2,608,695 shares) for $2.30 per share at any time. We may prepay the convertible note at the aggregate principal amount therein plus accrued interest by giving the holder between 15 and 60 day-notice, depending upon the specific circumstances, provided that the holder may convert the note during the notice period. We recorded the convertible note of $6.0 million as a liability in the balance sheet and also recorded a beneficial conversion feature of $52,000 as a debt discount upon issuance of the convertible note, which is being amortized over the term of the convertible debt using the effective interest method. The beneficial conversion feature was calculated based on the difference between the fair value of common stock and the effective conversion price of the convertible note. As of June 30, 2016, the convertible note had an outstanding principal balance of $6.0 million.

On January 11, 2016, we entered into a Purchase and Sale Agreement (the “Agreement”) with Prestige Capital Corporation (“Prestige”) pursuant to which we agreed to sell and assign and Prestige agreed to buy and accept, certain accounts receivable owing to us (“Accounts”). Under the terms of the Agreement, upon the receipt and acceptance of each assignment of Accounts, Prestige will pay us 80% of the net face amount of the assigned Accounts, up to a maximum total borrowings of $10.0 million subject to sufficient amounts of accounts receivable to secure the loan. The remaining 20% will be paid to us upon collection of the assigned Accounts, less any chargeback, disputes, or other amounts due to Prestige. Prestige’s purchase of the assigned Accounts from us will be at a discount fee which varies based on the number of days outstanding from the assignment of Accounts to collection of the assigned Accounts. In addition, we granted Prestige a continuing security interest in and lien upon all accounts receivable, inventory, fixed assets, general intangibles and other assets. The Agreement’s initial term of six months has been extended by the Company. Prestige may cancel the Agreement with 30-day notice.

During the three and six months ended June 30, 2016, the Company sold to Prestige accounts with an aggregate face amount of approximately $20.4 million and $49.3 million, respectively. During the three and six months ended June 30, 2016, Prestige paid to the Company approximately $16.4 million and $39.5 million in cash, respectively. During the three and six months ended June 30, 2016, $13.8 million and $31.3 million was subsequently repaid to Prestige. The proceeds from the initial assignment to Prestige under this secured borrowing arrangement were primarily utilized to pay off the balance of the existing line of credit and term loan with ANB Bank.

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

Going Concern Opinion

Our auditors have issued a going concern opinion in their report on our financial statements for the fiscal year ended December 31, 2015. We have not established an ongoing source of revenue sufficient to cover our operating costs and are dependent on obtaining adequate capital to continue operations, which raises substantial doubt as to our ability to continue as a going concern. See “Item 1A. Risk Factors—Because our auditors have issued a going concern opinion, there is a substantial uncertainty that we will continue operations, in which case you could lose your investment” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and Note 1 to our accompanying condensed consolidated financial statements.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2016.

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

We have experienced and will continue to experience fluctuations in our net loss as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. At this time, we have not entered into, but in the future we may enter into, derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the effect hedging activities would have on our results of operations. We recognized foreign currency gain of $0.1 million and $0.2 million for the three and six months ended June 30, 2016.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (CEO) and chief financial officer (CFO), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of June 30, 2016, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (SEC), and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the second quarter of 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of business or otherwise, we may become involved in legal proceedings. We will accrue a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. The accrual for a litigation loss contingency might include, for example, estimates of potential damages, outside legal fees and other directly related costs expected to be incurred. As of June 30, 2016 and December 31, 2015, the Company was not involved in any material legal proceedings, with the exception of third-party manufacturer dispute and the lawsuit with a former executive.

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

Election of Directors

As reported on a Form 8-K filed on June 29, 2016, the Company’s 2016 Annual Meeting of Stockholders (the “Annual Meeting”) of MusclePharm Corporation was held on June 27, 2016. A total of 9,941,968 shares of the Company’s common stock were present at the meeting in person or by proxy, which represented 71% of the shares entitled to vote, and which constituted a quorum for the transaction of business. At the Annual Meeting, Messrs. Ryan Drexler, Michael Doron, William Bush and Stacey Jenkins were re-elected to the Board of Directors until the next annual meeting of stockholders, or until their earlier resignation, removal or death. Mr. Richard Estalella and Mr. Noel Thompson did not stand for election..

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

MUSCLEPHARM CORPORATION

Date: August 9, 2016	By:	/s/ Ryan Drexler
	Name:	Ryan Drexler
	Title:	Interim Chief Executive Officer and Interim President
(Interim Principal Executive Officer)

	By:	/s/ John Price
	Name:	John Price
	Title:	Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)