Form 10-Q
period 2016-09-30
MusclePharm Corp
filed 2016-11-09
CIK 1415684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2016

OR

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

Large accelerated filer	[ ]	Accelerated filer	[X]

Non-accelerated filer	[ ]	Smaller reporting company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]   No [X]

Number of shares of the registrant’s common stock outstanding at November 1, 2016: 13,834,680, excluding 875,621 shares of common stock held in treasury.

MusclePharm Corporation

Form 10-Q

NOTE ABOUT FORWARD-LOOKING STATEMENTS

 Except as otherwise indicated herein, the terms “Company,” “we,” “our” and “us” refer to MusclePharm Corporation and its subsidiaries. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Item 1A, “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 17, 2016, as amended on April 29, 2016. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MusclePharm Corporation

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash	$5,894	$7,081
Accounts receivable, net of allowance for doubtful accounts of $329 and $347, respectively	15,872	22,003
Inventory	8,047	12,549
Prepaid giveaways	65	307
Prepaid stock compensation	—	1,641
Prepaid expenses and other current assets	3,021	3,698
Total current assets	32,899	47,279
Property and equipment, net	3,298	6,693
Investments, long-term	—	977
Intangible assets, net	1,718	8,652
Other assets	420	180
TOTAL ASSETS	$38,335	$63,781
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$36,093	$39,652
Accrued liabilities	10,065	12,526
Accrued restructuring charges, current	1,728	9,140
Obligation under secured borrowing arrangement	—	—
Convertible note with a related party, net of discount	5,988	—
Line of credit	—	3,000
Term loan	—	2,949
Other debt obligations	11	21
Total current liabilities	53,885	67,288
Convertible note with a related party, net of discount	—	5,952
Accrued restructuring charges, long-term	787	279
Other long-term liabilities	103	330
Total liabilities	54,775	73,849
Commitments and contingencies (Note 10)
Stockholders' deficit:
Common stock, par value of $0.001 per share; 100,000,000 shares authorized as of September 30, 2016 and December 31, 2015; 14,803,315 and 14,664,161 shares issued as of September 30, 2016 and December 31, 2015, respectively; 13,927,694 and 13,788,540 shares outstanding as of September 30, 2016 and December 31, 2015, respectively	14	14
Additional paid-in capital	153,562	147,646
Treasury stock, at cost; 875,621 shares as of September 30, 2016 and December 31, 2015	(10,039)	(10,039)
Accumulated other comprehensive loss	(212)	(172)
Accumulated deficit	(159,765)	(147,517)
TOTAL STOCKHOLDERS’ DEFICIT	(16,440)	(10,068)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$38,335	$63,781

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MusclePharm Corporation

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue, net	$30,694	$33,982	$106,473	$125,780
Cost of revenue (1)	20,497	23,512	70,377	83,428
Gross profit	10,197	10,470	36,096	42,352
Operating expenses:
Advertising and promotion	1,905	7,093	8,878	22,603
Salaries and benefits	2,291	5,681	15,203	20,505
Selling, general and administrative	3,937	4,647	12,604	14,730
Research and development	270	1,437	1,664	3,323
Professional fees	1,315	1,980	4,445	5,499
Restructuring and other charges	1,667	16,650	(2,579)	16,650
Impairment of assets	137	—	4,450	—
Total operating expenses	11,522	37,488	44,665	83,310
Loss from operations	(1,325)	(27,018)	(8,569)	(40,958)
Loss on sale of subsidiary	—	—	(2,115)	—
Other expense, net	(122)	(559)	(1,426)	(1,090)
Loss before provision for income taxes	(1,447)	(27,577)	(12,110)	(42,048)
Provision for income taxes	—	71	138	104
Net loss	$(1,447)	$(27,648)	$(12,248)	$(42,152)

Net loss per share, basic and diluted	$(0.10)	$(2.01)	$(0.88)	$(3.12)

Shares used to compute net loss per share, basic and diluted	13,978,833	13,723,213	13,886,496	13,504,455

(1)	Cost of revenue for the three and nine months ended September 30, 2016 included restructuring charges of $0.1 million and $2.3 million, respectively, related to write-down of inventory for discontinued products. Cost of revenue for the three and nine months ended September 30, 2015 included restructuring charges of $1.3 million, respectively, related to write-down of inventory for discontinued products.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

4

MusclePharm Corporation

Condensed Consolidated Statement of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss	$(1,447)	$(27,648)	$(12,248)	$(42,152)
Other comprehensive loss:
Change in foreign currency translation adjustment	(46)	72	(40)	(105)
Comprehensive loss	$(1,493)	$(27,576)	$(12,288)	$(42,257)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MusclePharm Corporation

Condensed Consolidated Statement of Stockholders’ Deficit

(In thousands, except share data)

(Unaudited)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Loss	Deficit	Deficit
Balance—December 31, 2015	13,788,540	$14	$147,646	$(10,039)	$(172)	$(147,517)	$(10,068)
Stock-based compensation related to issuance of common stock warrants to third parties for services	—	—	6	—	—	—	6
Stock-based compensation related to issuance and amortization of restricted stock awards to employees, executives and directors	372,154	—	1,441	—	—	—	1,441
Stock-based compensation related to accelerated vesting of restricted stock awards to a terminated executive	—	—	3,900	—	—	—	3,900
Stock-based compensation related to accelerated vesting of restricted stock awards to terminated employees as part of restructuring	—	—	288	—	—	—	288
Stock-based compensation related to issuance of stock options to an executive and a director	—	—	97	—	—	—	97
Issuance of shares of common stock related to sale of subsidiary	200,000	—	640	—	—	—	640
Cancellation of executive restricted stock	(433,000)	—	(456)	—	—	—	(456)
Change in foreign currency translation adjustment	—	—	—	—	(40)	—	(40)
Net loss	—	—	—	—	—	(12,248)	(12,248)
Balance—September 30, 2016	13,927,694	$14	$153,562	$(10,039)	$(212)	$(159,765)	$(16,440)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MusclePharm Corporation

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,248)	$(42,152)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation of property and equipment	1,162	1,330
Amortization of intangible assets	496	776
Provision for doubtful accounts	234	168
Loss on disposal of property and equipment	122	32
Loss on sale of subsidiary	2,115	—
Non-cash impairment charges	4,380	—
Non-cash restructuring and other charges (reversals)	(4,133)	8,430
Inventory write down related to restructuring	2,285	1,262
Amortization of prepaid stock compensation	938	3,198
Amortization of prepaid sponsorship and endorsement fees	—	5,363
Amortization of debt discount and issuance costs	36	29
Stock-based compensation	4,981	8,690
Issuance of common stock warrants to third parties for services	6	62
Changes in operating assets and liabilities:
Accounts receivable	5,069	890
Inventory	59	487
Prepaid giveaways	243	727
Prepaid sponsorship and endorsement fees	—	(6,492)
Prepaid expenses and other current assets	1,186	(1,822)
Other assets	(320)	(77)
Accounts payable and accrued liabilities	(4,908)	18,831
Accrued restructuring charges	(2,189)	7,977
Net cash (used in) provided by operating activities	(486)	7,709
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(459)	(1,251)
Proceeds from disposal of property and equipment	40	447
Proceeds from sale of subsidiary	5,942	—
Purchase of MusclePharm apparel rights	—	(850)
Trademark registrations	(154)	(262)
Investment in contract manufacturer	—	(977)
Net cash provided by (used in) investing activities	$5,369	$(2,893)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MusclePharm Corporation

Condensed Consolidated Statements of Cash Flows (Continued)

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	$—	$9,142
Payments on line of credit	(3,000)	(14,507)
Repayments of term loan	(2,949)	(731)
Proceeds from issuance of term loan	—	4,000
Issuance costs of term loan	—	(40)
Proceeds from secured borrowing arrangement, net of reserves	39,412	—
Payments on secured borrowing arrangement, net of fees	(39,412)	—
Repayments of other debt obligations	(10)	(25)
Repayment of capital lease obligations	(90)	(113)
Net cash used in financing activities	(6,049)	(2,274)
Effect of exchange rate changes on cash	(21)	(105)
NET CHANGE IN CASH	(1,187)	2,437
CASH — BEGINNING OF PERIOD	7,081	1,020
CASH — END OF PERIOD	$5,894	$3,457
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$1,186	$384
Cash paid for taxes	$206	$57
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares of common stock issued in conjunction with BioZone disposition	$640	$—
Shares of common stock issued in conjunction with MusclePharm apparel rights acquisition	$—	$1,394
Property and equipment acquired in conjunction with capital leases	$24	$423
Purchase of property and equipment included in accounts payable and accrued liabilities	$43	$148
Trademark registration included in accounts payable and accrued liabilities	$—	$100

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MusclePharm Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Description of Business

Description of Business

MusclePharm Corporation, or the Company, was incorporated in Nevada in 2006.  Except as otherwise indicated herein, the terms “Company,” “we,” “our” and “us” refer to MusclePharm Corporation and its subsidiaries. The Company is a scientifically driven, performance lifestyle company that develops, manufactures, markets and distributes branded nutritional supplements. The Company is headquartered in Denver, Colorado and, as of September 30, 2016, had the following wholly-owned operating subsidiaries: MusclePharm Canada Enterprises Corp (“MusclePharm Canada”), MusclePharm Ireland Limited (“MusclePharm Ireland”) and MusclePharm Australia Pty Limited (“MusclePharm Australia”). A former subsidiary of the Company, BioZone Laboratories, Inc. (“BioZone”), was sold on May 9, 2016.

On August 24, 2015, the Company’s Board of Directors (the “Board”) approved a restructuring plan for the Company. The approved restructuring plan was designed to reduce costs and to better align the Company’s resources for profitable growth. Specifically, through September 30, 2016, the restructuring plan resulted in: 1) reducing the Company’s workforce; 2) abandoning certain leased facilities; 3) renegotiating or terminating a number of contracts with endorsers in a strategic shift away from such arrangements and toward more cost effective marketing and advertising efforts; 4) discontinuing a number of stock keeping units (“SKUs”) and writing down inventory to net realizable value, or to zero in cases where the product was discontinued; and 5) writing off certain assets. Management has substantially completed the approved restructuring plan, and as such, we do not anticipate any additional restructuring charges. See Note 4 for further detail.

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

As of September 30, 2016, the Company had an accumulated deficit of $159.8 million and recurring losses from operations. The Company may incur additional losses until such time it can generate significant revenues and/or reduce operating costs. In September 2014, the Company borrowed $8.0 million under a line of credit with a bank. In February 2015, the Company entered into a term loan agreement with the same bank and borrowed $4.0 million. In December 2015, the Company received $6.0 million upon the issuance of a convertible note with a related party and subsequently repaid all borrowings. In January 2016, the Company entered into a secured borrowing arrangement, pursuant to which the Company has the ability to borrow up to $10.0 million subject to sufficient amounts of accounts receivable to secure the loan. Under this arrangement, during the nine months ended September 30, 2016, the Company received $39.5 million in cash and subsequently repaid $40.0 million, including fees and interest, on or prior to September 30, 2016.

As of September 30, 2016, the Company had approximately $5.9 million in cash and $21.0 million in working capital deficit.

The accompanying Condensed Consolidated Financial Statements as of, and for, the three and nine months ended September 30, 2016 were prepared on the basis of a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. Accordingly, they do not give effect to adjustments that would be necessary should the Company be required to liquidate its assets. The Company has not established an ongoing source of revenue sufficient to cover its operating costs for at least the next 12 months in order to continue as a going concern. The ability of the Company to meet its total liabilities of $54.8 million as of September 30, 2016, and to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. The Company can give no assurances that any additional capital that it is able to obtain, if any, will be sufficient to meet its needs, or that any such financing will be obtainable on acceptable terms. If the Company is unable to obtain adequate capital, it could be forced to cease operations or substantially curtail its commercial activities. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The accompanying Condensed Consolidated Financial Statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of these uncertainties.

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

Unaudited Interim Financial Information

The accompanying unaudited interim Condensed Consolidated Financial Statements have been prepared in accordance with GAAP and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and notes required by GAAP for complete financial statements. The Company’s management believes the unaudited interim Condensed Consolidated Financial Statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position as of September 30, 2016, results of operations for the three and nine months ended September 30, 2016 and 2015, and cash flows for the nine months ended September 30, 2016 and 2015. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016.

These unaudited interim Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 17, 2016.

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

The Company’s standard terms and conditions of sale allow for product returns or replacements in certain cases. Estimates of expected future product returns are recognized at the time of sale based on analyses of historical return trends by customer type. Upon recognition, the Company reduces revenue and cost of revenue for the estimated return. Return rates can fluctuate over time, but are sufficiently predictable with established customers to allow the Company to estimate expected future product returns, and an accrual is recorded for future expected returns when the related revenue is recognized. Product returns incurred from established customers were insignificant for the three and nine months ended September 30, 2016 and 2015, respectively.

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

During the three and nine months ended September 30, 2016, the Company recorded discounts, and to a lesser degree, sales returns, totaling $10.8 million and $27.9 million, respectively, which accounted for 26% and 21% of gross revenue in each period, respectively. During the three and nine months ended September 30, 2015, the Company recorded discounts, and to a lesser degree, sales returns, totaling $5.9 million and $19.9 million, respectively, which accounted for 15% and 14% of gross revenue in each period, respectively.

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

Recent Accounting Pronouncements

During August 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is currently in the process of evaluating the impact of this new pronouncement on the Company’s Condensed Consolidated Statements of Cash Flows.

In March 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”) which clarified the revenue recognition implementation guidance on principal versus agent considerations and is effective during the same period as ASU 2014-09. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”) which clarified the revenue recognition guidance regarding the identification of performance obligations and the licensing implementation and is effective during the same period as ASU 2014-09. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”) which narrowly amended the revenue recognition guidance regarding collectability, noncash consideration, presentation of sales tax and transition. ASU 2016-12 is effective during the same period as ASU 2014-09. The Company is still evaluating the impact of the adoption of ASU 2016-08, ASU 2016-10 and ASU 2016-12.

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements— Going Concern (Subtopic 205-40) (“ASU 2014-15”). The standard provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures and was issued to reduce diversity in the timing and content of disclosures. ASU 2014-15 is effective for the annual period ending after December 15, 2016, with early adoption permitted. The Company adopted ASU 2014-15 as of December 31, 2015.

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

Note 3. Fair Value of Financial Instruments

Management believes the fair value of the obligation under secured borrowing arrangement and convertible note with a related party approximates carrying value because the debt carries market rates of interest, and are both short-term in nature. The Company’s remaining financial instruments consisted primarily of accounts receivable, accounts payable, accrued liabilities, and accrued restructuring charges, all of which are short-term in nature with fair values approximating carrying value.

Note 4. Restructuring

As part of an effort to better focus and align the Company’s resources toward profitable growth, on August 24, 2015, the Board authorized the Company to undertake steps to commence a restructuring of the business and operations, which concluded during the current quarter. The Company closed certain facilities, reduced headcount, discontinued products, and renegotiated certain contracts resulting in restructuring and other charges of $21.2 million in 2015, of which $2.9 million was included in “Cost of revenue” and $18.3 million was included in operating expenses in the Consolidated Statements of Operations for the year ended December 31, 2015.

For the three and nine months ended September 30, 2016, the Company recorded restructuring charges in “Cost of revenue” of $0.1 million and $2.3 million, respectively, related to the write-down of inventory identified to be discontinued in the restructuring plan. For the three and nine months ended September 30, 2015, such write-down for discontinued inventory recorded in “Cost of revenue” was $1.3 million, respectively.

For the three months ended September 30, 2016, the Company recorded restructuring charges of $1.7 million. During the period, the Company closed its accounting and administration office in Denver, Colorado and its distribution center in Pittsburg, California.

For the nine months ended September 30, 2016, the Company recorded a credit in “Restructuring and other charges” of $2.6 million comprised of: (i) an expense credit of $4.8 million related to the release of a restructuring accrual of $7.0 million, offset by the cash payment of $2.2 million related to the settlement agreement which terminated all future commitments between ETW Corporation (“ETW”) and the Company (see Note 14); (ii) $1.3 million related to write-off of long-lived assets related to the abandonment of certain lease facilities; and (iii) $0.9 million related to severance and other employee compensation costs. With the restructuring plan substantially complete, the Company does not anticipate incurring any additional restructuring charges for the remainder of 2016.

For the nine months ended September 30, 2015, the Company recorded expense of $16.7 million in “Restructuring and other charges” comprised of: (i) $9.3 million related to severance and other employee compensation costs; (ii) $6.6 million related to cancellation of certain contracts and sponsorship agreements; and (iii) $0.8 million for costs associated with permanently vacating certain leased facilities.

As of September 30, 2016, the restructuring charges to be paid in cash totaled $2.5 million.

The following table illustrates the provision of the restructuring charges and the accrued restructuring charges balance as of September 30, 2016 and December 31, 2015 (in thousands):

	Employee Severance Costs	Contract Termination Costs	Purchase Commitment of Discontinued Inventories Not Yet Received	Abandoned Lease Facilities	Total
Balance as of December 31, 2014	$—	$—	$—	$—	$—
Expensed	1,353	6,979	350	467	9,149
Cash payments	(845)	(949)	—	(56)	(1,850)
Reclassification from accounts payable to restructuring charges	—	2,120	—	—	2,120
Balance as of December 31, 2015	508	8,150	350	411	9,419
Expensed	636	—	—	1,338	1,974
Benefit from settlement of Endorsement Agreement with ETW	—	(4,750)	—	—	(4,750)
Cash payments	(1,109)	(2,366)	(175)	(513)	(4,163)
Reclassification from capital lease liabilities to restructuring charges	—	—	—	35	35
Balance as of September 30, 2016	$35	$1,034	$175	$1,271	$2,515
13

The total future payments under the restructuring plan as of September 30, 2016 are as follows (in thousands):

		Year Ending December 31,
Outstanding Payments	Remainder of 2016	2017	2018	2019	2020	2021	Total
Contract termination costs	$1,034	$—	$—	$—	$—	$—	$1,034
Purchase commitment of discontinued inventories not yet received	175	—	—	—	—	—	175
Employee severance costs	35	—	—	—	—	—	35
Abandoned leased facilities	206	370	378	296	21	—	1,271
Total future payments	$1,450	$370	$378	$296	$21	$—	$2,515

Note 5. Capstone Nutrition Agreements

The Company entered into a series of agreements with Capstone Nutrition (“Capstone”) effective March 2, 2015, including an amendment (the “Amendment”) to a Manufacturing Agreement dated November 27, 2013 (as amended, the “Manufacturing Agreement”). Pursuant to the Amendment, Capstone shall be the Company’s nonexclusive manufacturer of dietary supplements and food products sold or intended to be sold by the Company. The Amendment includes various agreements including amended pricing terms. The initial term per this Amendment was to end on January 1, 2022, and could have been extended for three successive 24-month terms, and includes renewal options.

The Company agreed to pay to Capstone a non-refundable sum of $2.5 million to be used by Capstone solely in connection with the expansion of its facility necessary to fulfill anticipated Company requirements under the Manufacturing Agreement and Amendment. The Company paid Capstone this $2.5 million during 2015.

The Company and Capstone entered into a Class B Common Stock Warrant Purchase Agreement (“Warrant Agreement”) whereby the Company could purchase approximately 19.9% of Capstone’s parent company, INI Parent, Inc. (“INI”), on a fully-diluted basis as of March 2, 2015. Pursuant to the Warrant Agreement, INI issued to the Company a warrant (the “Warrant”) to purchase shares of INI’s Class B common stock, par value $0.001 per share, at an exercise price of $0.01 per share (the “Warrant Shares”). The Warrant could have been exercised if the Company was in compliance with the terms and conditions of the Amendment.

The Company utilized the Black-Scholes valuation model to determine the value of the Warrant and recorded an asset of $977,000, which was accounted for under the cost method and assessed for impairment. The Warrant was included in long-term investments on the Condensed Consolidated Balance Sheet as of December 31, 2015. However, during the three months ended June 30, 2016, the Company reassessed the value of the Warrant and considered it to be fully impaired as the Company no longer believes there is any remaining value to the Warrant. The Company also had recorded $1.5 million of prepaid expenses and other assets on the Condensed Consolidated Balance Sheet as of December 31, 2015, which were being amortized over the remaining life of the Manufacturing Agreement of 6.5 years. However, during the three months ended June 30, 2016, the Company reassessed the Manufacturing Agreement, which was the basis of the prepaid asset, and considered the entire remaining balance of $1.4 million impaired as the Company no longer believes there is any remaining value to the Manufacturing Agreement. These conclusions were based in large part on the fact that Capstone sold its primary powder manufacturing facility during the quarter ended June 30, 2016, which significantly reduced its manufacturing capacity, and the ongoing dispute which is discussed below.

In total, the Company recognized $2.4 million of impairment expense during the nine months ended September 30, 2016 related to previously recorded Capstone-related assets.

The Company and INI also entered into an option agreement (the “Option Agreement”). Subject to additional provisions and conditions set forth in the Option Agreement, at any time on or prior to June 30, 2016, the Company had the right to purchase for cash all of the remaining outstanding shares of INI’s common stock not already owned by the Company after giving effect to the exercise of the Warrant, based on an aggregate enterprise value, equal to $200.0 million. The fair value of the option was deemed de minimis as of the transaction date. The Company did not exercise the option to purchase the remaining outstanding shares of INI’s common stock and such option expired on June 30, 2016.

The Company is engaged in a dispute with Capstone arising out of a Manufacturing Agreement between the parties. Capstone claims $65.0 million in damages, including approximately $22.0 million it claims the Company owes pursuant to the Manufacturing Agreement, of which $21.9 million was included in the Company’s accounts payable and accrued liabilities balances as of September 30, 2016. The Company claims that Capstone owes the Company at least $13.5 million for losses caused by, among other things, Capstone’s failure to timely manufacture and supply the Company’s products. On February 12, 2016, Capstone commenced a mediation with the American Arbitration Association. Subsequent to September 30, 2016, the parties entered into a settlement agreement. See Note 18.

Note 6. Sale of BioZone

In May 2016, the Company completed the sale of its wholly-owned subsidiary, BioZone, for gross proceeds of $9.8 million, including cash of $5.9 million, a $2.0 million credit for future inventory deliveries reflected as a prepaid asset in the Condensed Consolidated Balance Sheets and $1.5 million which is subject to an earn-out based on the financial performance of BioZone for the twelve months following the closing of the transaction. In addition, the Company agreed to pay down $350,000 of BioZone’s accounts payables, which was deducted from the purchase price. As part of the transaction, the Company also agreed to transfer to the buyer 200,000 shares of its common stock with a market value on the date of issuance of $640,000, for consideration of $50,000. The Company recorded a loss of $2.1 million related to the sale of BioZone. The loss on the sale of BioZone primarily related to the subsidiary’s pre-tax losses for 2016. Pre-tax loss for BioZone for the nine months ended September 30, 2016 was $1.5 million.

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

In connection with the sale of BioZone, the Company and BioZone entered into a transition services agreement to provide administrative support which concluded in August 2016, and a sub-lease to the buyer for certain premises. The Company also entered into a product development and supply agreement with Flavor Producers, Inc. (“FPI”), the parent company of the buyer, to develop certain products to be sold by the Company. If the product development effort is successful, the minimum purchase commitment under the product development and supply agreement with FPI is $3.0 million over the term of 12 months. Pursuant to the agreement, product pricing is fixed for one year, and was negotiated as an arms-length transaction. As of September 30, 2016, the product development effort had not yet commenced.

Note 7. Balance Sheet Components

Inventory

Inventory consisted of the following as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016	December 31, 2015
Raw materials	$—	$1,385
Work-in-process	—	22
Finished goods	8,047	11,142
Inventory	$8,047	$12,549

The Company records charges for obsolete and slow moving inventory based on the age of the product as determined by the expiration date. Products within one year of their expiration dates are considered for write-off purposes. Historically, the Company has had minimal returns with established customers. Other than write-off of inventory during restructuring activities, the Company incurred insignificant inventory write-offs during the three and nine months ended September 30, 2016 and 2015. Inventory write-downs, once established, are not reversed as they establish a new cost basis for the inventory.

As disclosed further in Note 4, the Company executed a restructuring plan in August 2015 and wrote off inventory related to discontinued products. For the three and nine months ended September 30, 2016, discontinued inventory of $0.1 million and $2.3 million, respectively, was written off and included as a component of “Cost of revenue” in the accompanying Condensed Consolidated Statements of Operations. For the three and nine months ended September 30, 2015, discontinued inventory of $1.3 million, respectively, was written off and included as a component of “Cost of revenue” in the accompanying Condensed Consolidated Statements of Operations.

In May 2016, the Company completed the sale of BioZone, which resulted in a reduction of inventory of $1.8 million. See additional information in Note 6. Additionally, $0.4 million of inventory related to the Arnold Schwarzenegger product line was considered impaired, and included as a component of the “Impairment of assets” in the accompanying Condensed Consolidated Statements of Operations for the nine months ended September 30, 2016. See additional information in Note 14.

Property and Equipment

Property and equipment consisted of the following as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016	December 31, 2015
Furniture, fixtures and equipment	$3,333	$3,621
Leasehold improvements	2,498	3,227
Manufacturing and lab equipment	3	1,659
Vehicles	625	1,146
Displays	486	483
Website	478	463
Construction in process	70	54
Property and equipment, gross	7,493	10,653
Less: accumulated depreciation and amortization	(4,195)	(3,960)
Property and equipment, net	$3,298	$6,693

Depreciation and amortization expense related to property and equipment was $0.3 million and $0.5 million for the three months ended September 30, 2016 and 2015, respectively, and $1.2 million and $1.3 million for the nine months ended September 30, 2016 and 2015, respectively, which is included in “Selling, general, and administrative” expense in the accompanying Condensed Consolidated Statements of Operations.

In May 2016, the Company completed the sale of BioZone, which resulted in a reduction of various components of property and equipment of $2.0 million. See additional information in Note 6. As disclosed further in Note 4, the Company executed a restructuring plan in August 2015 and wrote off certain long-lived assets, primarily leasehold improvements, related to the abandonment of certain leased facilities. The write-off of long-lived assets was $0.3 million for the nine months ended September 30, 2016 and $0.4 million for the three and nine months ended September 30, 2015, respectively, and was included as a component of “Restructuring and other charges” in the accompanying Condensed Consolidated Statements of Operations.

Intangible Assets

Intangible assets included the assets acquired pursuant to the BioZone asset acquisition and MusclePharm’s apparel rights reacquired from Worldwide Apparel as of December 31, 2015. BioZone was sold during the nine months ended September 30, 2016. Intangible assets consisted of the following (in thousands):

	As of September 30, 2016
	Gross Value	Accumulated Amortization	Net Carrying Value	Remaining Weighted- Average Useful Lives (years)
Amortized Intangible Assets
Brand	$2,244	$(526)	$1,718	5.4
Total intangible assets	$2,244	$(526)	$1,718

	As of December 31, 2015
	Gross Value	Accumulated Amortization	Net Carrying Value	Weighted- Average Useful Lives (years)
Amortized Intangible Assets
Customer relationships	$3,130	$(417)	$2,713	15.0
Non-compete agreements	69	(69)	—	—
Patents	2,158	(540)	1,618	8.0
Trademarks	933	(133)	800	6.7
Brand	4,020	(522)	3,498	10.5
Domain name	54	(31)	23	5.0
Total intangible assets	$10,364	$(1,712)	$8,652

Intangible assets amortization expense was $80,000 and $278,000 for the three months ended September 30, 2016 and 2015, respectively, and $496,000 and $776,000 for the nine months ended September 30, 2016 and 2015, respectively, which is included in the “Selling, general, and administrative” expense in the accompanying Condensed Consolidated Statements of Operations. Additionally, $1.2 million of trademarks with a net carrying value of $0.8 million related to the Arnold Schwarzenegger product line were considered impaired, and included as a component of the “Impairment of assets” in the accompanying Condensed Consolidated Statements of Operations for the nine months ended September 30, 2016. See additional information in Note 14.

As of September 30, 2016, the estimated future amortization expense of intangible assets is as follows (in thousands):

Year Ending December 31,
The remainder of 2016	$80
2017	321
2018	321
2019	321
2020	321
2021	321
Thereafter	33
Total amortization expense	$1,718
17

Note 8. Other Expense, net

During the three and nine months ended September 30, 2016 and 2015, “Other expense, net” consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Other expense, net:
Interest expense	$(166)	$(99)	$(536)	$(357)
Interest expense, factored accounts receivable	(9)	—	(636)	—
Foreign currency transaction gain (loss)	19	(456)	213	(717)
Other	34	(4)	(467)	(16)
Total other expense, net	$(122)	$(559)	$(1,426)	$(1,090)

Note 9. Debt

As of September 30, 2016 and December 31, 2015, the Company’s debt consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Revolving line of credit	$—	$3,000
Term loan	—	2,949
Convertible note – with a related party, net of discount	5,988	5,952
Obligations under secured borrowing arrangement	—	—
Other	11	21
Total debt	5,999	11,922
Less: current portion	(5,999)	(5,970)
Long term debt	$—	$5,952

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

In October 2015, the Company entered into loan modification agreements with ANB Bank under the line of credit and term loan to: (i) change the maturity date of the loans to January 15, 2016, (ii) prohibit the loans to be declared in default prior to December 10, 2015, except for defaults resulting from failure to make timely payments, and (iii) delete certain financial covenants from the line of credit. In consideration for these modifications, Ryan Drexler, Interim Chief Executive Officer, Interim President and Chairman of the Board, and a family member provided their individual guaranty for the remaining balance of the term loan and line of credit of $6.2 million. In consideration for executing his guaranty, the Company issued to Mr. Drexler 28,571 shares of the Company’s common stock with a grant date fair value of $80,000 (based upon the closing price of the Company’s common stock on the date of issuance).

In December 2015, the Company entered into a convertible secured promissory note agreement with Mr. Drexler, pursuant to which he loaned the Company $6.0 million. Proceeds from the note were used to fund working capital requirements. The convertible note is secured by all assets and properties of the Company and its subsidiaries whether tangible or intangible. The convertible note carries an interest at a rate of 8% per annum, or 10% in the event of default. Both the principal and the interest under the convertible note are due in January 2017, unless converted earlier. The holder can convert the outstanding principal and accrued interest into shares of common stock (2,608,695 shares) for $2.30 per share at any time. The Company may prepay the convertible note at the aggregate principal amount therein plus accrued interest by giving the holder between 15 and 60 day-notice, depending upon the specific circumstances, provided that the holder may convert the note during the notice period. The Company recorded the convertible note of $6.0 million as a liability in the balance sheet and also recorded a beneficial conversion feature of $52,000 as a debt discount upon issuance of the convertible note, which is being amortized over the term of the convertible debt using the effective interest method. The beneficial conversion feature was calculated based on the difference between the fair value of common stock and the effective conversion price of the convertible note. As of September 30, 2016 and December 31, 2015, the convertible note had an outstanding principal balance of $6.0 million.

In January 2016, the Company entered into a Purchase and Sale Agreement (the “Agreement”) with Prestige Capital Corporation (“Prestige”) pursuant to which the Company agreed to sell and assign and Prestige agreed to buy and accept, certain accounts receivable owed to the Company (“Accounts”). Under the terms of the Agreement, upon the receipt and acceptance of each assignment of Accounts, Prestige will pay the Company 80% of the net face amount of the assigned Accounts, up to a maximum total borrowings of $10.0 million subject to sufficient amounts of accounts receivable to secure the loan. The remaining 20% will be paid to the Company upon collection of the assigned Accounts, less any chargeback, disputes, or other amounts due to Prestige. Prestige’s purchase of the assigned Accounts from the Company will be at a discount fee which varies based on the number of days outstanding from the assignment of Accounts to collection of the assigned Accounts. In addition, the Company granted Prestige a continuing security interest in and lien upon all accounts receivable, inventory, fixed assets, general intangibles and other assets. The Agreement’s initial term of six months has been extended by the Company to March 31, 2017. Prestige may cancel the Agreement with 30-day notice.

During the three months ended September 30, 2016, the Company had no new transactions with Prestige. During the nine months ended September 30, 2016, the Company sold to Prestige accounts with an aggregate face amount of approximately $49.3 million, for which Prestige paid to the Company approximately $39.5 million in cash. During the three and nine months ended September 30, 2016, $8.7 million and $40.0 million was subsequently repaid to Prestige, including fees and interest. The proceeds from the initial assignment to Prestige under this secured borrowing arrangement were primarily utilized to pay off the balance of the existing line of credit and term loan with ANB Bank.

Other

Other debt primarily consists of debt in default, which was immaterial, as of September 30, 2016 and December 31, 2015 and is included as a component of short-term debt. Debt in default is related to convertible debt issued during the year ended December 31, 2012 and prior where the convertible debt was never converted to common stock, nor was the principal repaid. The Company is in the process of contacting the remaining debt holder and negotiating settlement of the debt.

Note 10. Commitments and Contingencies

Operating Leases

The Company leases office and warehouse facilities under operating leases, which expire at various dates through 2020. The amounts reflected in the table below are for the aggregate future minimum lease payments under non-cancelable facility operating leases for properties that have not been abandoned as part of the restructuring plan. See Note 4 for additional details regarding the restructured leases. Under lease agreements that contain escalating rent provisions, lease expense is recorded on a straight-line basis over the lease term. Rent expense was $0.2 million and $0.4 million for the three months ended September 30, 2016 and 2015, respectively, and $0.8 million and $1.2 million for the nine months ended September 30, 2016 and 2015, respectively.

As of September 30, 2016, future minimum lease payments are as follows (in thousands):

Year Ending December 31,
The remainder of 2016	$100
2017	156
2018	161
2019	135
2020	139
2021	—
Thereafter	—
Total minimum lease payments	$691

Capital Leases

In December 2014, the Company entered into a capital lease agreement providing for approximately $1.8 million in credit to lease up to 50 vehicles as part of a fleet lease program. As of September 30, 2016, the Company was leasing 10 vehicles under the capital lease which were included in Property and equipment, net in the Condensed Consolidated Balance Sheets. The original cost of leased assets was $330,000 and the associated accumulated depreciation was $104,000. As of December 31, 2015, the Company was leasing 21 vehicles under the capital lease which were included in Property and equipment, net in the Condensed Consolidated Balance Sheets. The original cost of leased assets was $670,000 and the associated accumulated depreciation was $90,000. The Company also leases manufacturing and warehouse equipment under capital leases, which expire at various dates through February 2020. All but one of such leases were reclassified to the restructuring liability as of September 30, 2016, and related assets were written off to restructuring expense.

As of September 30, 2016 and December 31, 2015, short-term capital lease liabilities of $100,000 and $186,000, respectively, were included as a component of current liabilities, and the long-term capital lease liabilities of $103,000 and $330,000, respectively, were included as a component of long-term liabilities in the Condensed Consolidated Balance Sheets.

As of September 30, 2016, the Company’s future minimum lease payments under capital lease agreements are as follows (in thousands):

Year Ending December 31,
The remainder of 2016	$31
2017	94
2018	62
2019	28
2020	1
Total minimum lease payments	216
Less amounts representing interest	(13)
Present value of minimum lease payments	$203

As described in Note 6, the Company entered into a product development and supply agreement with FPI, the parent company of the buyer of BioZone, to develop certain products to be sold by the Company. If the product development effort is successful, the minimum purchase commitment under the product development and supply agreement with FPI is $3.0 million over the term of 12 months. As of September 30, 2016, the product development effort had not yet commenced.

Contingencies

In the normal course of business or otherwise, the Company may become involved in legal proceedings. The Company will accrue a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. The accrual for a litigation loss contingency might include, for example, estimates of potential damages, outside legal fees and other directly related costs expected to be incurred. As of September 30, 2016 and December 31, 2015, the Company was involved in the following material legal proceedings described below.

Third-Party Manufacturer Dispute

As of September 30, 2016, the Company was engaged in a dispute with Capstone concerning amounts allegedly owed under the Manufacturing Agreement. See Note 5 and Note 18 for further details.

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

In February 2016, Estalella filed a complaint in Colorado state court against the Company and Ryan Drexler, Interim Chief Executive Officer, Interim President and Chairman of the Board, alleging, among other things, that the Company breached the Employment Agreement, and seeking certain equitable relief and unspecified damages. The Company believes Estalella’s claims are without merit. At the Company’s 2016 Annual Meeting of Stockholders in June 2016, Estalella was not reelected to the Board and is no longer a member of the Board. As of the date of this report, the Company has evaluated the potential outcome of this lawsuit and recorded the liability consistent with its policy.

Shareholder Derivative Complaint

In October 2015, Brian D. Gartner, derivatively and on behalf of MusclePharm Corporation, filed a verified shareholder derivative complaint in the 8th District Court, State of Nevada, Clark County (No. A-15-726810-B) alleging, among other things, breaches of fiduciary duty as members of the Board and/or executive officers of the Company against Brad Pyatt, Lawrence S. Meer, Donald W. Prosser, Richard Estalella, Jeremy R. Deluca, Michael J. Doron, Cory Gregory, L. Gary Davis, James J. Greenwell, John H. Bluher and Daniel J. McClory. Mr. Gartner alleges a series of accounting and disclosure failures resulted in the filing of materially false and misleading filings with the SEC from 2010 through July 2014, resulting in settlement with the SEC requiring payment of $700,000 of civil penalties. Mr. Gartner seeks various remedies, including interpretation of bylaws provisions, permanent injunctive relief, damages against the defendants for breaches of their fiduciary duty, corporate governance changes to ensure the Company maintains proper internal controls and SEC reporting procedures, as well as costs and reasonable attorneys’ fees, accountants’ and experts’ fees, costs and expenses. The individual defendants sought removal of the action to federal court, which was granted. The plaintiff moved to remand the case back to state court, and the parties await decision on that motion.

Insurance Carrier Lawsuit

The Company is engaged in litigation with insurance carrier Liberty Insurance Underwriters, Inc. arising out of Liberty’s denial of coverage. In 2014, the Company sought coverage under an insurance policy with Liberty for claims against directors and officers of the Company arising out of an investigation by the Securities and Exchange Commission. Liberty denied coverage, and, on February 12, 2015, the Company filed a complaint in the District Court, City and County of Denver, Colorado against Liberty claiming wrongful and unreasonable denial of coverage for the cost and expenses incurred in connection with the SEC investigation and related matters. Liberty removed the complaint to the United States District Court for the District of Colorado, which in August 2016 granted Liberty’s motion for summary judgment, denying coverage and dismissing the Company’s claims with prejudice, and denied the Company’s motion for summary judgment. The Company has filed a motion for reconsideration that has not yet been decided.

Arnold Schwarzenegger

The Company is engaged in a dispute with Arnold Schwarzenegger, Marine MP, LLC, & Fitness Publications, Inc. (“AS Parties”) concerning amounts allegedly owed under the parties’ Endorsement Licensing and Co-Branding Agreement. In May 2016, the contract was terminated, and the AS Parties commenced arbitration, alleging that the Company breached the parties’ agreement and misappropriated Schwarzenegger’s likeness. They seek more than $13.0 million for royalties, purported misuse of Schwarzenegger’s likeness, and attorney fees. The Company filed its response and counterclaimed for breach of contract and breach of the implied covenant of good faith and fair dealing. The parties are engaged in discovery.

Manchester City Football Group

The Company is engaged in a dispute with City Football Group Limited (“CFG”), the owner of Manchester City Football Group, concerning amounts allegedly owed by the Company under a Sponsorship Agreement with CFG. In August 2016, CFG commenced arbitration in the United Kingdom against the Company, seeking approximately $8.3 million for the Company’s purported breach of the Agreement. The Company answered on October 7, 2016. An arbitrator has not yet been appointed and discovery has not yet begun.

Sponsorship and Endorsement Contract Liabilities

The Company has various non-cancelable endorsement and sponsorship agreements with terms expiring through 2019. The total value of future contractual payments as of September 30, 2016 are as follows (in thousands):

		Year Ending December 31,
	Remainder of 2016	2017	2018	2019	2020	Thereafter	Total
Outstanding Payments
Endorsement	$44	$80	$—	$—	$—	$—	$124
Sponsorship	1,151	2,294	2,404	985	—	—	6,834
Total future payments	$1,195	$2,374	$2,404	$985	$—	$—	$6,958
22

Note 11. Stockholders’ Equity

Common Stock

For the nine months ended September 30, 2016, the Company had the following transactions related to its common stock including restricted stock awards (in thousands, except share and per share data):

Transaction Type	Quantity (Shares)	Valuation ($)	Range of Value per Share
Shares issued to employees, executives and directors	372,154	$914	$1.89-2.95
Shares issued related to sale of subsidiary	200,000	640	$3.20
Cancellation and forfeiture of executive restricted stock	(433,000)	(456)	$4.29-13.00
Total	139,154	$1,098	$1.89-13.00

For the nine months ended September 30, 2015, the Company issued common stock including restricted stock awards, as follows (in thousands, except share and per share data):

Transaction Type	Quantity (Shares)	Valuation ($)	Range of Value per Share
Stock issued to employees, executives and directors, net of cancellations	186,354	$10,029	$3.48-8.60
Stock issued in conjunction with product line expansion	150,000	1,198	$7.99
Stock issued in conjunction with MusclePharm apparel rights acquisition	170,000	1,394	$8.20
Stock issued in conjunction with financing agreement	50,000	325	$6.49
Stock issued in conjunction with consulting/endorsement agreement	55,189	320	$5.30-5.85
Total	611,543	$13,266	$3.48-8.60

The fair value of all stock issuances above is based upon the quoted closing trading price on the date of issuance.

Common stock outstanding as of September 30, 2016 and December 31, 2015 includes shares legally outstanding even if subject to future vesting.

Treasury Stock

For the three and nine months ended September 30, 2016 and 2015, the Company did not repurchase any shares of its common stock and held 875,621 shares in treasury as of September 30, 2016 and December 31, 2015. As of December 31, 2015, 860,900 of the Company’s shares held in treasury were subject to a pledge with a lender in connection with a term loan which was cancelled when the term loan was paid off in January 2016.

Note 12. Stock-Based Compensation

Restricted Stock

The Company’s stock-based compensation for the three and nine months ended September 30, 2016 consist primarily of restricted stock awards. The activity of restricted stock awards granted to employees, executives and Board members was as follows:

	Unvested Restricted Stock Awards
	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested balance – December 31, 2015	1,025,999	$12.34
Granted	372,154	2.46
Vested	(675,140)	10.84
Cancelled	(260,000)	13.00
Forfeited	(100,000)	8.65
Unvested balance – September 30, 2016	363,013	5.40

The total fair value of restricted stock awards granted to employees and Board members was $0.5 million and $0.2 million for the three months ended September 30, 2016 and 2015, respectively, and $0.9 million and $1.1 million for the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016, the total unrecognized expense for unvested restricted stock awards, net of expected forfeitures, was $1.0 million, which is expected to be amortized over a weighted-average period of 0.9 years.

Accelerated Vesting of Restricted Stock Awards Related to Termination of Employment Agreement with Brad Pyatt, Former Chief Executive Officer

In March 2016, Brad Pyatt, the Company’s former Chief Executive Officer, terminated his employment with the Company. Pursuant to the terms of the separation agreement with the Company, in exchange for a release of claims, the Company agreed to pay severance in the amount of $1.1 million, payable over a 12-month period, a lump sum of $250,000 payable in March 2017 and reimbursement of COBRA premiums. In addition, the remaining unvested restricted stock awards held by Brad Pyatt of 500,000 shares vested in full upon his termination in accordance with the original grant terms. In connection with the accelerated vesting of these restricted stock awards, the Company recognized stock compensation expense of $3.9 million, which is included in “Salaries and benefits” in the accompanying Condensed Consolidated Statements of Operations for the nine months ended September 30, 2016.

Restricted Stock Awards Issued to Ryan Drexler, Interim Chief Executive Officer, Interim President and Chairman of the Board, Related to Loan Modification

In October 2015, the Company entered into loan modification agreements with the banking institution under its line of credit and term loan to: (i) change the maturity date of the loans to January 15, 2016, (ii) prohibit the loans to be declared in default prior to December 10, 2015, except for defaults resulting from failure to make timely payments, and (iii) delete certain financial covenants from the line of credit. In consideration for these modifications, Ryan Drexler, Interim Chief Executive Officer, Interim President and Chairman of the Board, and a family member, provided their individual guaranty for the remaining balance of the loans ($6.2 million). In consideration for executing his guaranty, the Company issued to Mr. Drexler 28,571 shares of common stock with a grant date fair value of $80,000 (based upon the closing price of the Company’s common stock on the date of issuance).

Restricted Stock Awards Issued Related to Attempted Financing Agreement

In May 2015, the Company negotiated the termination of an attempted financing agreement with a lending institution and issued 50,000 shares of its common stock. The fair value of the common stock was $325,000 based upon the closing price of the Company’s common stock on the date of issuance, and was recorded as “Selling, general and administrative” expense.

Restricted Stock Awards Issued Related to Consulting/Endorsement Agreement

In May 2015, the Company entered into consulting and endorsement agreements with William Phillips. In connection with the endorsement agreements, the Company agreed to issue a total of 50,000 shares of its restricted common stock. The restricted common stock issued had a grant date fair value of $292,000, which was included as a component of prepaid stock compensation and “Additional paid-in capital” in the Consolidated Balance Sheet upon issuance. The prepaid stock compensation was originally amortized over the performance period of three years. In connection with the restructuring disclosed in Note 4, the Company terminated the consulting and endorsement agreements with William Phillips and wrote off the unamortized prepaid stock compensation balance of $268,000 in August 2015.

In connection with the consulting agreement, the Company also agreed to issue restricted shares worth $25,000 (based upon the weighted average stock price during the 15-day-period prior to issuance) within 10 days after each subsequent three-month period term. In July 2015, the Company issued 5,189 shares of its common stock to William Phillips. The fair value of the common stock was $28,000 based upon the closing price of the Company’s common stock on the date of issuance, and was recorded as “Advertising and promotion” expense. No additional common stock will be issued to William Phillips under this agreement.

Restricted Stock Awards Related to Energy Drink Agreement

In January 2015, the Company entered into an energy drink agreement with Langer Juice and Creative Flavor Concepts to expand into a new product line. In connection with the agreement, the Company issued a total of 150,000 shares of its restricted common stock with trade restrictions for a period of three years. The restricted stock awards issued had a grant date fair value of approximately $1.2 million, which was initially included as a component of “Prepaid stock compensation” and “Additional paid-in capital” in the Consolidated Balance Sheet upon issuance. The prepaid stock compensation was originally amortized over the performance period of ten years. In connection with the restructuring plan disclosed further in Note 4, the Company discontinued this product and wrote off the unamortized prepaid stock compensation balance of $1.1 million in August 2015.

Restricted Stock Awards to Non-Employees

In July 2014, in connection with an endorsement agreement, the Company issued 446,853 shares of its restricted common stock to ETW with an aggregate market value of $5.0 million, as further described in Note 14. In September 2014, the Company entered into a consulting agreement with a third-party service provider and issued 30,000 shares of its restricted common stock with an aggregate market value of $402,000. These restricted stock awards granted to non-employees were initially included as a component of “Prepaid stock compensation” and “Additional paid-in capital” in the Consolidated Balance Sheet upon issuance. The prepaid stock compensation was originally amortized over the performance period. In connection with the restructuring plan disclosed further in Note 4, the Company wrote off the unamortized prepaid stock compensation balance related to these restricted stock awards to non-employees of $3.8 million in August 2015.

Stock Options

In February 2016, the Company issued options under the 2015 Equity Incentive Plan to purchase 137,362 shares of its common stock to Mr. Drexler, the Company’s Interim Chief Executive Officer, Interim President and Chairman of the Board, and 54,945 to Michael Doron, the Lead Director of the Board. These stock options have an exercise price of $1.89 per share, a contractual term of 10 years and a grant date fair value of $331,000, which is amortized on a straight-line basis over the vesting period of two years. The Company determined the fair value of the stock options using the Black-Scholes model. For the three and nine months ended September 30, 2016, the Company recorded stock compensation expense of $42,000 and $97,000, respectively. There were no options granted nor outstanding during the nine months ended September 30, 2015.

Other Stock-Based Compensation- Agreements with Worldwide Apparel, LLC – MusclePharm Apparel Rights

In February 2015, the Company entered into an agreement with Worldwide Apparel, LLC (“Worldwide”) to terminate Worldwide’s right to use MusclePharm’s brand images in apparel effective March 28, 2015. The brand rights were originally licensed in May 2011, and amended in March 2014 prior to the termination. The consideration related to the acquisition of the MusclePharm apparel from Worldwide consisted of a cash consideration of $850,000 and 170,000 shares of MusclePharm common stock with an aggregate fair value of $1.4 million. The total cost of the MusclePharm apparel acquisition of $2.2 million was included in the caption brand within “Intangible assets, net” in the Condensed Consolidated Balance Sheets, and was subject to amortization over a period of seven years.

Note 13. Net Loss per Share

Basic net loss per share is computed by dividing net loss for the period by the weighted-average number of shares of common stock outstanding during each period. There was no dilutive effect for the outstanding potentially dilutive securities for the three and nine months ended September 30, 2016 and 2015, respectively, as the Company reported a net loss for all periods.

The following table sets forth the computation of the Company’s basic and diluted net loss per share for the periods presented (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss	$(1,447)	$(27,648)	$(12,248)	$(42,152)
Weighted-average common shares used in computing net loss per share, basic and diluted	13,978,833	13,723,213	13,886,496	13,504,455
Net loss per share, basic and diluted	$(0.10)	$(2.01)	$(0.88)	$(3.12)

Diluted net income per share is computed by dividing net income for the period by the weighted-average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The Company uses the treasury stock method to determine whether there is a dilutive effect of outstanding potentially dilutive securities, and the if-converted method to assess the dilutive effect of the convertible note.

There was no dilutive effect for the outstanding awards for the three and nine months ended September 30, 2016 and 2015, respectively, as the Company reported a net loss for all periods. However, if the Company had net income for the three and nine months ended September 30, 2016, the potentially dilutive securities included in the earnings per share computation would have been 2,608,695 for both periods. If the Company had net income for the three and nine months ended September 30, 2015, the no dilutive securities would have been included in the diluted earnings per share computation for either period.

Total outstanding potentially dilutive securities were comprised of the following:

	As of September 30,
	2016	2015
Stock options	192,307	—
Warrants	100,000	100,000
Unvested restricted stock	363,014	1,880,374
Convertible note	2,608,695	—
Total common stock equivalents	3,264,016	1,980,374

Note 14. Endorsement Agreements

Arnold Schwarzenegger

In July 2013, the Company entered into an Endorsement Licensing and Co-Branding Agreement by and among the Company, Arnold Schwarzenegger, Marine MP, LLC, and Fitness Publications, Inc. Under the terms of the agreement, Mr. Schwarzenegger was co-developing a special Arnold Schwarzenegger product line being co-marketed under Mr. Schwarzenegger’s name and likeness. In connection with this agreement, the Company also issued to Marine MP, LLC fully vested restricted shares of common stock with an aggregate market value of $8.5 million. The issuance was being amortized over the original three-year term of the agreement to “Advertising and promotion” expense.

In May 2016, the Company received written notice to terminate the Endorsement Licensing and Co-Branding Agreement effective immediately. As a result, $2.1 million of intangible assets, prepaid assets and inventory related to the Arnold Schwarzenegger product line was written off as an impairment expense. The agreement to terminate the product line stipulates that no further use of his likeness or sales of the inventory were allowed and therefore, the Company disposed all the remaining product in inventory and other related assets. The Company is engaged in a dispute with Mr. Schwarzenegger concerning the termination of the Endorsement Licensing and Co-Branding Agreement. See Note 10 for further details.

ETW

In July 2014, the Company entered into an Endorsement Agreement with ETW. Under the terms of the agreement, Tiger Woods agreed to endorse certain of the Company’s products and use a golf bag during all professional golf play that prominently displayed the MusclePharm name and logo.

In conjunction with this agreement, the Company issued 446,853 shares of the Company’s restricted common stock to ETW, with an aggregate market value of $5.0 million. The shares were amortized over the original four-year term of the agreement. The current and non-current portions of the unamortized stock compensation were initially included as a component of “Prepaid stock compensation” in the Condensed Consolidated Balance Sheets. The amount of unamortized stock compensation expense of $3.5 million related to this agreement was written off in connection with the restructuring plan disclosed further in Note 4.

In May 2016, the Company entered into a settlement agreement with ETW, which eliminates all costs and terminates all future commitments under the Endorsement Agreement. Pursuant to the settlement agreement, the Company paid ETW $2.2 million to terminate the parties’ obligations under Endorsement Agreement and to resolve all disputes between the parties. As a result, the Company adjusted its restructuring accrual balance from $7.0 million to $2.2 million according to the settlement agreement and recorded an expense credit of $4.8 million during the nine months ended September 30, 2016.

Johnny Manziel

In July 2014, the Company entered into an Endorsement Agreement for the services of Johnny Manziel. As part of this agreement, the Company issued a warrant to purchase 100,000 shares of its common stock at an exercise price of $11.90 per share. The warrants vest monthly over a period of 24 months beginning August 15, 2014, and have a five-year contractual term. The Company recognized stock-based compensation expense of $0 and $17,000 for the three months ended September 30, 2016 and 2015, respectively, and $6,000 and $50,000 for the nine months ended September 30, 2016 and 2015, respectively, related to these warrants, which is included as a component of “Advertising and promotion” expense in the accompanying Condensed Consolidated Statements of Operations. The Company used the Black-Scholes model to determine the estimated fair value of the warrants, with the following assumptions: contractual life of five years, risk free interest rate of 1.7%, dividend yield of 0%, and expected volatility of 55%. In connection with the restructuring disclosed in Note 4, the Company notified Johnny Manziel of its intention to terminate the endorsement agreement; however, Johnny Manziel has disputed the termination notice. As of September 30, 2016, all shares were vested under the warrant.

Note 15. Income Taxes

The Company did not record an additional tax provision for the three months ended September 30, 2016. The Company recorded an income tax provision $71,000 for the three months ended September 30, 2015, and $138,000 and $104,000 for the nine months ended September 30, 2016 and 2015, related to foreign income taxes and federal and state minimum taxes.

Income taxes are provided for the tax effects of transactions reported in the Condensed Consolidated Financial Statements and consist of taxes currently due. Deferred taxes relate to differences between the basis of assets and liabilities for financial and income tax reporting which will be either taxable or deductible when the assets or liabilities are recovered or settled. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has established a full valuation allowance as it is more likely than not that the tax benefits will not be realized as of September 30, 2016.

Note 16. Segments, Geographical Information

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

Revenue, net by geography is based on the company addresses of the customers. The following table sets forth revenue, net by geographic area (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue, net:
United States	$18,744	$23,676	$71,955	$91,534
International	11,950	10,306	34,518	34,246
Total revenue, net	$30,694	$33,982	$106,473	$125,780

Note 17. Related Party Transactions

Interim Chief Executive Officer, President and Chairman Convertible Secured Promissory Note Agreement

In December 2015, the Company entered into a convertible secured promissory note agreement with Mr. Drexler, pursuant to which he loaned the Company $6.0 million. Proceeds from the note were used to fund working capital requirements. The convertible note is secured by all assets and properties of the Company and its subsidiaries whether tangible or intangible. In connection with the Company entering into the convertible promissory note with Mr. Drexler, the Company granted Mr. Drexler the right to designate two directors to the Board. The Company agreed to take all actions necessary to permit such designation. See additional information in Note 9.

Sports Tickets

The Company maintains a luxury box at the Sports Authority Field in Denver, Colorado. Employees are able to attend Denver Bronco football games and utilize the luxury box. During 2015, the Company’s former CEO donated tickets to a game to a youth football team in which his family member is a participant. Additionally, other family members also attended the game. The total cost for the event was approximately $15,000.

Key Executive Life Insurance

During the year ended December 31, 2015, the Company purchased split dollar life insurance policies on certain key executives. In September 2015, the Company increased the coverage on one of the key executives. These policies provide a split of 50% of the death benefit proceeds to the Company and 50% to the officer’s designated beneficiaries.

Lease Agreement with Significant Shareholder

In October 2013, the Company entered into an Office Lease Agreement with Frost Real Estate Holdings, LLC, a Florida limited liability company owned by Dr. Phillip Frost, a significant shareholder. Pursuant to the lease, the Company rented 1,437 square feet of office space for an initial term of three years, with an option to renew the lease for an additional three-year term. This facility was closed in September 2015 and included in the Company’s restructuring plan. The remaining lease obligation through April 2017 for $77,000 was included in the restructuring expense for the year ended December 31, 2015.

Lease Agreement with Former Employee

The Company leased office and warehouse facility in Hamilton, Ontario, Canada from 2017275 Ontario Inc., which is a company owned by Renzo Passaretti, former VP and General Manager of MusclePharm Canada Enterprises Corp, the Company’s wholly-owned Canadian subsidiary. Mr. Passaretti separated from the Company on September 2, 2015. For the three and nine months ended September 30, 2015, the Company paid rent of $25,000 and $75,000, respectively. The lease was terminated in November 2015.

Business Relationship with Former Employee

Ryan DeLuca, the former Chief Executive Officer of Bodybuilding.com, is the brother of Jeremy DeLuca, the Company’s former EVP, MusclePharm Brand and Global Business Development. The Company maintained a business relationship with Bodybuilding.com prior to hiring Mr. DeLuca. The Company does not offer preferential pricing of our products to Bodybuilding.com based on these relationships. Mr. DeLuca separated from the Company on September 15, 2015. Net revenue from products sales to Bodybuilding.com were $2.8 million and $13.7 million for the three and nine months ended September 30, 2015, respectively. The Company had $1.5 million in trade receivables with Bodybuilding.com as of December 31, 2015. The Company purchased marketing services from Bodybuilding.com of $0.1 million and $0.3 million for the three and nine months ended September 30, 2015, respectively.

Note 18. Subsequent Events

GAAP requires an entity to disclose events that occur after the balance sheet date but before financial statements are issued or are available to be issued (“subsequent events”) as well as the date through which an entity has evaluated subsequent events. There are two types of subsequent events. The first type consists of events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, (“recognized subsequent events”). The second type consists of events that provide evidence about conditions that did not exist at the date of the balance sheet but arose subsequent to that date (“non-recognized subsequent events”). The following significant non-recognized subsequent events occurred as of the date of this filing.

As previously disclosed, the Company has been engaged in a dispute with F.H.G. Corporation (d/b/a Capstone Nutrition), INI Parent, Inc., INI Buyer, Inc. and Medley Capital Corporation (together, “Capstone”) arising out of a Manufacturing Agreement between the parties. On November 7, 2016, the parties executed a settlement agreement (the “Settlement Agreement”). Under the Settlement Agreement, the Company has agreed to pay to Capstone cash in the amount of $11.0 million within five business days following the execution of the Settlement Agreement. All pending litigation will be dismissed with prejudice. The Settlement Agreement releases all parties from any and all claims, actions, causes of action, suits, controversies or counterclaims that the parties have had, now have or thereafter can, shall or may have. The Company will also issue to INI Buyer, Inc. a warrant to purchase an amount of the Company’s common stock equal to 7.5% of the issued and outstanding capital stock of the Company on a fully diluted basis as of the date of execution of the warrant agreement, estimated to be approximately 1,289,378 shares of Company common stock (the “Warrant”). The exercise price of the Warrant will be $1.83 per share, subject to adjustment under certain circumstances provided for therein, with a term of four years. The Company has valued these warrants by utilizing the Black Scholes model at approximately $1.9 million based upon the best available information as of the date of this Quarterly Report on Form 10-Q. The Warrant will be subject to adjustment upon certain events provided for therein.

The Company has approximately $21.9 million in accounts payable and accrued liabilities associated with the Capstone liability. Based upon the amounts included herein, the Company anticipates recording a gain of approximately $8.9 million based on the Capstone settlement. Due to the nature of this gain contingency, the Company has not reflected these amounts in its third quarter Condensed Consolidated Balance Sheet and Statement of Operations. The Company intends to record this transaction in the fourth quarter of 2016.

In conjunction with the above transaction, on November 8, 2016, the Company entered into a convertible secured promissory note agreement (the “2016 Convertible Note”) with Mr. Ryan Drexler, the Company’s Chairman of the Board, Interim Chief Executive Officer and Interim President, pursuant to which Mr. Drexler loaned the Company $11.0 million. Proceeds from the note were used to fund the Settlement Agreement. The 2016 Convertible Note is secured by all assets and properties of the Company and its subsidiaries, whether tangible or intangible. The 2016 Convertible Note carries interest at a rate of 10% per annum, or 12% if there is an event of default. Both the principal and the interest under the 2016 Convertible Note are due in November 2017, unless converted earlier. Mr. Drexler may convert the outstanding principal and accrued interest into shares of the Company’s common stock for $1.83 per share at any time (estimated to be approximately 6,010,929 shares as of the date of this Quarterly Report on Form 10-Q). The Company may prepay the 2016 Convertible Note at the aggregate principal amount therein, plus accrued interest, by giving Mr. Drexler between 15 and 60 days’ notice depending upon the specific circumstances, provided that Mr. Drexler may convert the 2016 Convertible Note during the applicable notice period. The Company intends to record this liability as a convertible note with a related party in the fourth quarter of 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Condensed Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (the “Form 10-Q”), and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission on March 17, 2016, or the 2015 Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section entitled “Risk Factors” included elsewhere in this Form 10-Q.  Except as otherwise indicated herein, the terms “Company,” “we,” “our” and “us” refer to MusclePharm Corporation and its subsidiaries.

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

Restructuring Plan

On August 24, 2015, our Board of Directors, or the Board, approved a restructuring plan for us. The approved restructuring plan was designed to reduce costs and to better align our resources for profitable growth. Specifically, through September 30, 2016, the restructuring plan resulted in: 1) a reduction in our workforce; 2) abandoning certain leased facilities; 3) renegotiating or terminating a number of contracts with endorsers in a strategic shift away from such arrangements and towards more cost effective marketing and advertising efforts; 4) discontinuing a number of product SKU’s due to lower than expected revenue or margin performance and writing down inventory to net realizable value; and 5) writing off certain assets. We completed additional reductions in workforce during the nine months ended September 30, 2016 and closed two facilities. Management has completed the approved restructuring plan, and as such, we do not anticipate any additional restructuring charges.

Outlook

As we continue to execute our growth strategy and restructuring plan, we anticipate continued improvement in our operating margins and expense structure. The termination of the Arnold Schwarzenegger product-line licensing agreement, discontinuance of unprofitable SKUs and product families, as well as the migration to new product suppliers have impacted revenue growth for the short-term. However, we anticipate revenue and gross margin to strengthen as we increase focus on our core products including our MusclePharm® Sport Series products. In addition, the sale of our wholly-owned subsidiary, BioZone, in May 2016 enables us to further narrow our focus on core MusclePharm products and further innovate to develop new products. We also anticipate continued savings in advertising and promotions expenses as we focus on effective marketing and advertising strategies and move away from celebrity endorsements.

Although we may experience additional losses for the near term, we believe that our restructuring plan, which includes a reduction in ongoing operating costs and expense controls, may enable us to be profitable; however, we may need to continue to raise capital in order to execute our business plan. There can be no assurance that such capital will be available on acceptable terms or at all.

Results of Operations

Comparison of the Three Months Ended September 30, 2016 to the Three Months Ended September 30, 2015

	Three Months Ended September 30,
	2016	2015	$ Change	% Change
	($ in thousands)
Revenue, net	$30,694	$33,982	$(3,288)	(9.7)%
Cost of revenue (1)	20,497	23,512	(3,015)	(12.8)
Gross profit	10,197	10,470	(273)	(2.6)
Operating expenses:
Advertising and promotion	1,905	7,093	(5,188)	(73.1)
Salaries and benefits	2,291	5,681	(3,390)	(59.7)
Selling, general and administrative	3,937	4,647	(710)	(15.3)
Research and development	270	1,437	(1,167)	(81.2)
Professional fees	1,315	1,980	(665)	(33.6)
Restructuring and other charges	1,667	16,650	(14,983)	90.0
Impairment of assets	137	—	137	N/A
Total operating expenses	11,522	37,488	(25,966)	(69.3)
Loss from operations	(1,325)	(27,018)	25,693	(95.1)
Other expense, net	(122)	(559)	437	78.2
Loss before provision for income taxes	(1,447)	(27,577)	26,130	(94.8)
Provision for income taxes	—	71	(71)	(100.0)
Net loss	$(1,447)	$(27,648)	$26,201	(94.8)%
(1)	Cost of revenue for the three months ended September 30, 2016 and 2015 included restructuring charges of $0.1 million and $1.3 million, respectively, related to write-down of inventory for discontinued products.

The following table presents our operating results as a percentage of revenue, net for the periods presented:

	Three Months Ended September 30,
	2016	2015
Revenue, net	100%	100%
Cost of revenue	67	69
Gross profit	33	31
Operating expenses:
Advertising and promotion	6	21
Salaries and benefits	8	17
Selling, general and administrative	13	13
Research and development	1	4
Professional fees	4	6
Restructuring and other charges	6	49
Impairment of assets	—	—
Total operating expenses	38	110
Loss from operations	(5)	(79)
Other expense, net	—	(2)
Loss before provision for income taxes	(5)	(81)
Provision for income taxes	—	—
Net loss	(5)%	(81)%

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

Net revenue decreased $3.3 million, or 9.7%, to $30.7 million for the three months ended September 30, 2016, compared to $34.0 million for the three months ended September 30, 2015. Net revenue for the three months ended September 30, 2016 decreased primarily due to the termination of the Arnold Schwarzenegger product-line licensing agreement, the sale of our BioZone subsidiary, and certain other products being discontinued and the migration of some existing products to a new supplier. Revenue from our BioZone subsidiary was $2.4 million for the three months ended September 30, 2015. Discounts and sales allowances increased as a percentage of gross revenue to 26.1%, or $10.8 million, for the three months ended September 30, 2016 from 14.7% of gross revenue, or $5.9 million, for the same period in 2015. The increase in discounts and allowances as a percentage of revenue is primarily related to higher coupon promotions and discount rates on the current quarter’s product mix.

During the three months ended September 30, 2016, our largest customer, Costco Wholesale Corporation, or Costco, individually accounted for more than 10% of our net revenue, representing 21% of our net revenue. During the three months ended September 30, 2015, our two largest customers, Costco and GNC Holdings Inc., or GNC, each individually accounted for more than 10% of our net revenue, and in total represented 28% of our net revenue.

Cost of Revenue and Gross Margin

Cost of revenue for MusclePharm products is directly related to the production, manufacturing and freight-in of the related products purchased from third party contract manufacturers. We mainly ship customer orders from our distribution centers in Spring Hill, Tennessee and Pittsburg, California, the latter of which was closed during the three months ended September 30, 2016. The facilities are operated with our equipment and employees, and we own the related inventory. We also use contract manufacturers to drop ship products directly to our customers.

In addition, BioZone manufactured products and, therefore, derived costs of revenue through the costs of raw materials, direct labor, freight-in and other supply and equipment expenses. We mainly shipped BioZone customer orders from our distribution center in Pittsburg, California. We completed the sale of BioZone sold during the second quarter of 2016, and closed the distribution center during the third quarter of 2016.

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

Cost of revenue decreased 12.8% to $20.5 million for the three months ended September 30, 2016, compared to $23.5 million for the same period in 2015. Accordingly, gross profit for the three months ended September 30, 2016 remained relatively flat, decreasing $0.3 million to $10.2 million compared to $10.5 million for the same period 2015. However, gross profit margin increased to 33.2% for the three months ended September 30, 2016 compared to 30.8% for the same period in 2015.

Operating Expenses

Operating expenses for the three months ended September 30, 2016 were $11.5 million, compared to $37.5 million for the same period in 2015. During the three months ended September 2015, we commenced our restructuring plan, which resulted in $16.7 million of expense compared to $1.7 million during the current quarter. Additionally, our advertising and promotion expenses decreased $5.2 million due to our focus on lower cost advertising, including social media. See additional discussion below.

Advertising and Promotion

Our advertising and promotions consists primarily of athletic endorsements, and sponsorships which includes both cash and stock-based compensation, promotional giveaways, trade show events, food, drug, and mass distribution costs, and digital, print, and media advertising.

Prior to our restructuring during the third quarter of 2015, advertising and promotions were a large part of both our growth strategy and brand awareness. We built strategic partnerships with sports athletes and fitness enthusiasts through endorsements, licensing, and co-branding agreements. Additionally, we co-developed products with sports athletes and teams. We expect our advertising and promotion expenses to decrease in future periods as we seek to leverage existing brand recognition and move towards lower cost advertising outlets including social media.

Advertising and promotion expenses decreased 73.1% to $1.9 million for the three months ended September 30, 2016, or 6% of revenue, compared to $7.1 million, or 21% of revenue, for the same period in 2015. Advertising and promotion expenses for the three months ended September 30, 2016 and 2015 included expenses related to strategic partnerships with athletes and sports teams. The expense associated with these partnerships decreased by $3.5 million as our agreement with the UFC expired during the fourth quarter of 2015 and we renegotiated or terminated a number of contracts as part of our restructuring activities. Additionally, miscellaneous advertising expenses decreased by $0.8 million, fees paid for athlete appearances decreased by $0.7 million, trade show expense decreased by $0.3 million and product giveaway costs decreased by $0.4 million. These decreases were partially offset by an increase in partnership advertising of $0.5 million.

Salaries and Benefits

Salaries and benefits consist primarily of salaries, bonuses, benefits and stock-based compensation. Personnel costs are a significant component of our operating expenses. During the third quarter of 2015, we executed a restructuring plan, resulting in a reduction in our workforce that concluded during the third quarter of 2016. Salaries and benefits are anticipated to continue to decrease due to potential additional headcount reductions, limited headcount additions, as well as a reduction of future restricted stock awards, and a reduction in amortization of existing stock-based grants.

Salaries and benefits decreased 59.7% to $2.3 million, or 8% of revenue, for the three months ended September 30, 2016 compared to $5.7 million, or 17% of revenue, for the same period in 2015. Stock-based compensation expense decreased $2.2 million and other compensation expense decreased by $1.2 million related to the reduction of headcount as part of the restructuring plan, and compensation paid to former CEO Brad Pyatt who resigned from the Company in March 2016 (see Note 12 to the Condensed Consolidated Financial Statements).

Selling, General and Administrative

Our selling, general and administrative expenses consist primarily of freight out, depreciation, amortization, IT equipment and network, facilities related expenses, insurance, director’s fees, which include both cash and stock-based compensation, rental expenses related to equipment leases, supplies, legal settlement costs, and other corporate expenses.

Selling, general and administrative expenses decreased 15.3% to $3.9 million, or 13% of revenue, for the three months ended September 30, 2016 compared to $4.6 million, or 13% of revenue, for the same period in 2015. The decrease was primarily due to lower office expenses, including rent, of $0.4 million, and lower depreciation and amortization of $0.3 million.

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

Research and development expenses decreased 81.2% to $0.3 million, or 1% of revenue, for the three months ended September 30, 2016 compared to $1.4 million, or 4% of revenue for the same period in 2015. The decrease was primarily due to sale of BioZone and a reduction in salaries and benefits and research fees.

Professional Fees

Professional fees consist primarily of legal fees, accounting and audit fees, consulting fees, which includes both cash and stock-based compensation, and investor relations costs. We expect our professional fees to increase or remain flat as we utilize professional service providers to defend ongoing and new legal matters and advise on corporate governance, internal controls, and process improvements.

Professional fees decreased 33.6% to $1.3 million, or 4% of revenue, for the three months ended September 30, 2016, compared to $2.0 million, or 6% of revenue for the same period in 2015. The decrease was primarily due to a decrease in public relations fees of $0.7 million, offset by an increase in legal fees of $0.2 million.

Restructuring and Other Charges

For the three months ended September 30, 2016, restructuring and other charges were $1.7 million, compared to $16.7 million for the same period in 2015, when the restructuring plan commenced. Restructuring expenses for the three months ended September 30, 2016 primarily related to closing the accounting and administration office in Denver, Colorado and the distribution center in Pittsburg, California.

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

Impairment of Assets

During the three months ended September 30, 2016, $0.1 million of inventory related to the Arnold Schwarzenegger product line was written off. The agreement to terminate the product line stipulates that no further use of his likeness or sales of the inventory were allowed and therefore, we disposed of all the remaining product in inventory.

Other Expense, net

During the three months ended September 30, 2016 and 2015, other expense, net consists of the following (in thousands):

	Three Months Ended September 30,
	2016	2015
Other expense, net:
Interest expense	$(166)	$(99)
Interest expense, factored accounts receivable	(9)	—
Foreign currency transaction gain (loss)	19	(456)
Other	34	(4)
Total other expense, net	$(122)	$(559)

The decrease in other expense, net was primarily related to foreign currency transaction gains and losses due to the U.S. Dollar remaining constant, compared to the same period in 2015.

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

Comparison of the Nine Months Ended September 30, 2016 to the Nine Months Ended September 30, 2015

	Nine Months Ended September 30,
	2016	2015	$ Change	% Change
	(in thousands)
Revenue, net	$106,473	$125,780	$(19,307)	(15.3)%
Cost of revenue (1)	70,377	83,428	(13,051)	(15.6)
Gross profit	36,096	42,352	(6,256)	(14.8)
Operating expenses:
Advertising and promotion	8,878	22,603	(13,725)	(60.7)
Salaries and benefits	15,203	20,505	(5,302)	(25.9)
Selling, general and administrative	12,604	14,730	(2,126)	(14.4)
Research and development	1,664	3,323	(1,659)	(49.9)
Professional fees	4,445	5,499	(1,054)	(19.2)
Restructuring and other charges	(2,579)	16,650	(19,229)	(115.5)
Impairment of assets	4,450	—	4,450	N/A
Total operating expenses	44,665	83,310	(38,645)	(46.4)
Loss from operations	(8,569)	(40,958)	32,389	(79.1)
Loss on sale of subsidiary	(2,115)	—	(2,115)	N/A
Other expense, net	(1,426)	(1,090)	(336)	30.8
Loss before provision for income taxes	(12,110)	(42,048)	29,938	(71.2)
Provision for income taxes	138	104	34	32.7
Net loss	$(12,248)	$(42,152)	$29,904	(70.9)%
(1)	Cost of revenue for the nine months ended September 30, 2016 and 2015 included restructuring charges of $2.3 million and $1.3 million, respectively, related to write-down of inventory for discontinued products.

The following table presents our operating results as a percentage of revenue, net for the periods presented:

	Nine Months Ended September 30,
	2016	2015
Revenue, net	100%	100%
Cost of revenue	66	66
Gross profit	34	34
Operating expenses:
Advertising and promotion	8	18
Salaries and benefits	14	16
Selling, general and administrative	12	12
Research and development	2	3
Professional fees	4	4
Restructuring and other charges	(2)	13
Impairment of assets	4	—
Total operating expenses	42	66
Loss from operations	(8)	(32)
Loss on sale of subsidiary	(2)	—
Other expense, net	(1)	(1)
Loss before provision for income taxes	(11)	(33)
Provision for income taxes	—	—
Net loss	(11)%	(33)%

Revenue, net

Net revenue decreased $19.3 million, or 15.3%, to $106.5 million for the nine months ended September 30, 2016, compared to $125.8 million for the nine months ended September 30, 2015. Net revenue for the nine months ended September 30, 2016 decreased primarily due to the termination of the Arnold Schwarzenegger product-line licensing agreement, the sale of our BioZone subsidiary, certain other products being discontinued and the migration of some existing products to a new supplier. Revenue from our BioZone subsidiary decreased $5.7 million for the nine months ended September 30, 2016 compared to the same period in 2015. Discounts and sales allowances increased to 20.8% of gross revenue, or $27.9 million, for the nine months ended September 30, 2016 from 13.7% of gross revenue, or $19.9 million for the same period in 2015. The increase in discounts and allowances is primarily related to promotions of new product introductions and discounts and allowances on existing products with key customers.

During the nine months ended September 30, 2016, our two largest customers, Costco and GNC, each individually accounted for more than 10% of our net revenue, and in total represented 30% of our net revenue. During the nine months ended September 30, 2015, our three largest customers, Costco, GNC, and Bodybuilding.com, each individually accounted for more than 10% of our net revenue, and in total represented 42% of our net revenue.

Cost of Revenue and Gross Profit

Costs of revenue decreased 15.6% to $70.4 million for the nine months ended September 30, 2016, compared to $83.4 million for the same period in 2015. Accordingly, gross profit for the nine months ended September 30, 2016 decreased $6.3 million to $36.1 million compared to $42.4 million for the same period 2015. Gross profit margin increased to 33.9% for the nine months ended September 30, 2016 compared to 33.7% for the same period in 2015, remaining relatively flat.

Operating Expenses

Operating expenses for the nine months ended September 30, 2016 were $44.7 million, compared to $83.3 million for the same period in 2015. During the three months ended September 2015, we commenced our restructuring plan, which resulted in $16.7 million of expense compared to a credit of $2.6 million during the current year. Additionally, our advertising and promotion expenses decreased $13.7 million due to our focus on lower cost advertising, including social media and our salaries and benefits decreased by $5.3 million. See additional discussion below.

Advertising and Promotion

Advertising and promotion expenses decreased 60.7% to $8.9 million for the nine months ended September 30, 2016, or 8% of revenue, compared to $22.6 million, or 18% of revenue, for the same period in 2015. Advertising and promotion expenses for the nine months ended September 30, 2016 and 2015 included expenses related to strategic partnerships with athletes and sports teams. The expense associated with these partnerships decreased by $9.7 million as our agreement with the UFC expired during the fourth quarter of 2015 and we renegotiated or terminated a number of contracts as part of our restructuring activities. Additionally, miscellaneous advertising expenses decreased by $1.9 million, product giveaway costs decreased by $1.3 million, fees paid for athlete appearances decreased by $1.2 million, and trade show expense decreased by $0.9 million. These decreases were partially offset by an increase in partnership advertising of $1.3 million.

Salaries and Benefits

Salaries and benefits decreased 25.9% to $15.2 million, or 14% of revenue, for the nine months ended September 30, 2016 compared to $20.5 million, or 16% of revenue, for the same period in 2015. Stock-based compensation expense decreased $3.3 million and other compensation expense decreased by $2.0 million related to the reduction of headcount as part of the restructuring plan. These cost reductions were offset by compensation paid to former CEO Brad Pyatt who resigned from the Company in March 2016 (see Note 12 to the Condensed Consolidated Financial Statements) and accounts for $5.9 million of the $15.2 million of salaries and benefits. Without this isolated event, salaries and benefits for the nine months ended September 30, 2016 would have been $9.3 million, which would have been a 54.6% reduction compared to the same period in 2015.

Selling, General and Administrative

Selling, general and administrative expenses decreased 14.4% to $12.6 million, or 12% of revenue, for the nine months ended September 30, 2016 compared to $14.7 million, or 12% of revenue, for the same period in 2015. The decrease was primarily due to lower office expenses, including rent, of $0.6 million, lower fees of $0.5 million, which included a one-time restricted share grant to a financial institution of $0.3 million in 2015 and other bank fees, lower depreciation and amortization $0.4 million, a decrease in customer non-compliance fees of $0.3 million and other miscellaneous cost savings, offset by a $0.3 million increase related to information technology.

Research and Development

Research and development expenses decreased 49.9% to $1.7 million, or 2% or revenue, for the nine months ended September 30, 2016 compared to $3.3 million, or 3% of revenue, for the same period in 2015. The decrease was primarily due to the sale of BioZone and a reduction in salaries and benefits and research fees.

Professional Fees

Professional fees decreased 19.2% to $4.4 million, or 4% of revenue, for the nine months ended September 30, 2016, compared to $5.5 million for the same period in 2015. The decrease was primarily due to a decrease in public relations fees of $1.3 million, fees related to the SEC investigation of $0.5 million, and lower consulting fees of $0.3 million. These decreases were offset by an increase in legal fees of $1.2 million.

Restructuring and Other Charges

For the nine months ended September 30, 2016, the Company recorded a credit in “Restructuring and other charges” of $2.6 million comprised of: (i) an expense credit of $4.8 million related to the release of a restructuring accrual of $7.0 million, offset by the cash payment of $2.2 million related to the settlement agreement which terminated all future commitments between ETW Corporation, or ETW, and the Company (see Note 14 to the accompanying Condensed Consolidated Financial Statements); (ii) $1.3 million related to write-off of long-lived assets related to the abandonment of certain lease facilities; and (iii) $0.9 million related to severance and other employee compensation costs. With the restructuring plan substantially complete, the Company does not anticipate incurring any additional restructuring charges for the remainder of 2016.

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

Impairment of Assets

During the nine months ended September 30, 2016, we determined that certain prepaid manufacturing costs and our investment in a warrant to purchase Capstone’s parent company, which totaled $2.4 million, were impaired due to Capstone’s sale of their primary powder manufacturing facility in June 2016, the termination of our manufacturing relationship with them and the ongoing litigation. See additional information in Note 5 to the Condensed Consolidated Financial Statements. Additionally, during the nine months ended September 30, 2016, $2.1 million of intangible assets, prepaid assets and inventory related to the Arnold Schwarzenegger product line was written off. Per the agreement to terminate the product line, no further use of his likeness or sales of the inventory were allowed and therefore, we disposed of all the remaining product in inventory.

Other Expense, net

During the nine months ended September 30, 2016 and 2015, other expense, net consists of the following (in thousands):

	Nine Months Ended September 30,
	2016	2015
Other expense, net:
Interest expense	$(536)	$(357)
Interest expense, factored accounts receivable	(636)	—
Foreign currency transaction gain (loss)	213	(717)
Other	(467)	(16)
Total other expense, net	$(1,426)	$(1,090)

Net other expense for the nine months ended September 30, 2016 increased 30.8%, or $0.3 million, compared to the same period in 2015. The increase in net other expense was primarily related to financing and factoring fees and other miscellaneous expenses, offset by $0.9 million gain related to foreign currency translation rates.

Loss on Sale of Subsidiary

During the nine months ended September 30, 2016, we sold a wholly-owned subsidiary, BioZone, for a loss of $2.1 million. See additional information in Note 6 to the accompanying Condensed Consolidated Financial Statements. The loss on the sale of BioZone primarily related to the subsidiary’s pre-tax losses for 2016. Pre-tax loss for BioZone for the nine months ended September 30, 2016 was $1.5 million, which represented the operations through the disposition date in May 2016.

Non-GAAP Adjusted EBITDA

In addition to disclosing financial results calculated in accordance with U.S. Generally Accepted Accounting Principles, or GAAP, this Form 10-Q discloses Adjusted EBITDA, which is net loss adjusted for income taxes, depreciation and amortization of property and equipment, amortization of intangible assets, provision for doubtful accounts, amortization of prepaid stock compensation, amortization of prepaid sponsorship fees, stock-based compensation, issuance of common stock warrants, other expense, net, loss on sale of subsidiary, restructuring and asset impairment charges. Management believes that these non-GAAP measures provide investors with important additional perspectives into our ongoing business performance.

The GAAP measure most directly comparable to Adjusted EBITDA is net loss. The non–GAAP financial measure of Adjusted EBITDA should not be considered as an alternative to net loss. Adjusted EBITDA is not a presentation made in accordance with GAAP and has important limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Because Adjusted EBITDA excludes some, but not all, items that affect net loss and is defined differently by different companies, our definition of Adjusted EBITDA may not be comparable to similarly titled measures of other companies.

Set forth below are reconciliations of Adjusted EBITDA to our reported GAAP net loss (in thousands):

	Nine Months Ended		Three Months Ended				Three Months Ended
	Sept. 30, 2016	Sept. 30, 2015	Sept. 30, 2016	June 30, 2016	Mar. 31, 2016	Year Ended Dec. 31, 2015	Dec. 31, 2015	Sept. 30, 2015	June 30, 2015	Mar. 31, 2015
Net loss	$(12,248)	$(42,152)	$(1,447)	$(4,196)	$(6,605)	$(51,858)	$(9,706)	$(27,648)	$(7,025)	$(7,479)
Non-GAAP adjustments:
Stock-based compensation	4,981	8,690	(116)	427	4,670	12,705	4,015	2,154	4,013	2,523
Restructuring and asset impairment charges	4,100	17,912	1,864	—	2,236	21,235	3,323	17,912	—	—
Loss on sale of subsidiary	2,115	—	—	2,115	—	—	—	—	—	—
Amortization of prepaid sponsorship fees	1,055	5,363	211	146	698	6,255	892	2,111	1,821	1,431
Other expense, net	1,426	1,090	122	592	712	1,806	716	559	348	183
Amortization of prepaid stock compensation	938	3,198	—	235	703	3,901	703	962	1,127	1,109
Depreciation and amortization of property and equipment	1,162	1,330	346	389	427	1,760	430	492	456	382
Amortization of intangible assets	496	776	80	196	220	1,055	279	278	273	225
Stock-based compensation related to issuance of common stock to a related party for guaranty of debt	—	—	—	—	—	80	80	—	—	—
(Recovery) provision for doubtful accounts	234	168	225	43	(34)	219	51	70	68	30
Issuance of common stock warrants to third parties for services	6	62	—	3	3	65	3	12	17	33
Provision for income taxes	138	104	—	7	131	105	1	71	21	12
Adjusted EBITDA	$4,403	$(3,459)	$1,285	$(43)	$3,161	$(2,672)	$787	$(3,027)	$1,119	$(1,551)

Liquidity and Capital Resources

Since the inception of MusclePharm, other than cash from product sales, our primary source of cash has been from the sale of equity, issuance of convertible secured promissory notes and other short-term debt as discussed below. In January 2016, we entered into a factoring facility agreement with Prestige Capital Corporation. The maximum total advances outstanding at any time under this agreement is $10.0 million.

As of September 30, 2016, our cash balance was approximately $5.9 million, which consists primarily of cash on deposit with banks. Our principal use of cash is to purchase inventory, pay for operating expenses, acquire capital assets and historically to repurchase outstanding shares of our capital stock. As of September 30, 2016, we had a deficit in working capital of $21.0 million, an accumulated deficit of $159.8 million and a total stockholders’ deficit of $16.4 million. As of September 30, 2016, we had outstanding borrowings of $6.0 million under our convertible note with a related party.

Our management believes that the recently completed restructuring, which includes a reduction in ongoing operating costs and enhanced expense controls, will enable us ultimately to be profitable; however, we may need to continue to raise capital in order to execute its business plan. There can be no assurance that such capital will be available on acceptable terms or at all.

Our net consolidated cash flows are as follows (in thousands):

	Nine Months Ended September 30,
	2016	2015
Consolidated Statements of Cash Flows Data:
Net cash (used in) provided by operating activities	$(486)	$7,709
Net cash provided by (used in) investing activities	5,369	(2,893)
Net cash used in financing activities	(6,049)	(2,274)
Effect of exchange rate changes on cash	(21)	(105)
Net change in cash	$(1,187)	$2,437

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

Our operating cash flows were $8.2 million lower for the nine months ended September 30, 2016 compared to the same period in 2015. The variance primarily relates to the net change in net operating assets and liabilities which resulted in a use of cash of $0.9 million for the nine months ended September 30, 2016 compared to a source of cash of $20.5 million for the same period in 2015. During the nine months ended September 30, 2016, the decrease in liabilities related to the restructuring accrual and accounts payable and accrued liabilities resulted in a $4.9 million and a $2.2 million decrease in working capital, respectively. These decreases were offset by a reduction in our accounts receivable balance, which provided a source of working capital. During the nine months ended September 30, 2015, increases in accounts payable and accrued liabilities provided $18.8 million in working capital. This source was offset by an increase in prepaid sponsorship and endorsement fees and other prepaid expenses which used $6.5 million and $1.8 million, respectively. These changes in working capital were offset by net loss adjusted for non-cash charges, which resulted in a source of cash of $0.4 million for the nine months ended September 30, 2016, compared to a use of cash of $12.8 million for the same period in 2015.

Investing Activities

Cash provided by investing activities was $5.4 million for the nine months ended September 30, 2016, primarily due to the cash proceeds from sale of BioZone of $5.9 million, offset by cash purchases of property and equipment of $0.4 million.

Cash used in investing activities of $2.9 million for the nine months ended September 30, 2015, was primarily due to a cash payment of $0.9 million related to MusclePharm apparel rights acquisition, investment in contract manufacturer of $1.0 million related to our opportunity to acquire Capstone and purchase of property and equipment of $1.3 million, partially offset by proceeds from disposal of property and equipment of $0.4 million.

Financing Activities

Cash used in financing activities was $6.0 million for the nine months ended September 30, 2016, primarily due to the repayment on our line of credit of $3.0 million and repayment of a term loan of $2.9 million.

Cash used in financing activities of $2.3 million for the nine months ended September 30, 2015, was primarily due to repayment on our line of credit of $5.4 million, partially offset by proceeds from issuance of our term loan of $4.0 million.

Indebtedness Agreements

In September 2014, we entered into a line of credit facility with ANB Bank for up to $8.0 million of borrowings. The line of credit originally matured in September 2017, and accrued interest at the prime rate plus 2%. The line of credit was secured by inventory, accounts receivable, intangible assets and equipment. As of December 31, 2015, the outstanding borrowings under the line of credit were $3.0 million. We were not in compliance with certain financial covenants under the line of credit as of December 31, 2015, which limited further borrowings. We repaid our outstanding principal and accrued interest under the line of credit in full in January 2016 in conjunction with our secured borrowing arrangement as described below. This line is no longer available to us.

In February 2015, we entered into a $4.0 million term loan agreement with ANB Bank. The term loan carried a fixed interest rate of 5.25% per annum, was repayable in 36 equal monthly installments of principal and interest, and originally matured in February 2018. The term loan contained various events of default, including cross default provisions related to the line of credit, which could have required repayments of the term loan. We were not in compliance with certain financial covenants under the term loan as of December 31, 2015, and received various waivers from the lender during the year ended December 31, 2015. As of December 31, 2015, the outstanding borrowings under the term loan were $2.9 million. We repaid our outstanding principal and accrued interest under the term loan in full in January 2016 to retire the term loan in conjunction with our secured borrowing arrangement as described below.

In October 2015, we entered into loan modification agreements with ANB Bank under the line of credit and term loan to: (i) change the maturity date of the loans to January 15, 2016, (ii) prohibit the loans to be declared in default prior to December 10, 2015, except for defaults resulting from failure to make timely payments, and (iii) delete certain financial covenants from the line of credit. In consideration for these modifications, Ryan Drexler, Interim Chief Executive Officer, Interim President and Chairman of the Board, and a family member provided their individual guaranty for the remaining balance of the term loan and line of credit of $6.2 million. In consideration for executing his guaranty, we issued to Mr. Drexler 28,571 shares of our common stock with a grant date fair value of $80,000 (based upon the closing price of our common stock on the date of issuance).

In December 2015, we entered into a convertible secured promissory note agreement with Mr. Drexler, Interim Chief Executive Officer, Interim President and Chairman of the Board, pursuant to which he loaned us $6.0 million. Proceeds from the note were used to fund working capital requirements. The convertible note is secured by all assets and properties of the Company and its subsidiaries whether tangible or intangible. The convertible note carries an interest at a rate of 8% per annum, or 10% in the event of default. Both the principal and the interest under the convertible note are due in January 2017, unless converted earlier. The holder can convert the outstanding principal and accrued interest into shares of common stock (2,608,695 shares) for $2.30 per share at any time. We may prepay the convertible note at the aggregate principal amount therein plus accrued interest by giving the holder between 15 and 60 day-notice, depending upon the specific circumstances, provided that the holder may convert the note during the notice period. We recorded the convertible note of $6.0 million as a liability in the balance sheet and also recorded a beneficial conversion feature of $52,000 as a debt discount upon issuance of the convertible note, which is being amortized over the term of the convertible debt using the effective interest method. The beneficial conversion feature was calculated based on the difference between the fair value of common stock and the effective conversion price of the convertible note. As of September 30, 2016, the convertible note had an outstanding principal balance of $6.0 million.

In January 2016, we entered into a Purchase and Sale Agreement (the “Agreement”) with Prestige Capital Corporation (“Prestige”) pursuant to which we agreed to sell and assign and Prestige agreed to buy and accept, certain accounts receivable owed to us (“Accounts”). Under the terms of the Agreement, upon the receipt and acceptance of each assignment of Accounts, Prestige will pay us 80% of the net face amount of the assigned Accounts, up to a maximum total borrowings of $10.0 million subject to sufficient amounts of accounts receivable to secure the loan. The remaining 20% will be paid to us upon collection of the assigned Accounts, less any chargeback, disputes, or other amounts due to Prestige. Prestige’s purchase of the assigned Accounts from us will be at a discount fee which varies based on the number of days outstanding from the assignment of Accounts to collection of the assigned Accounts. In addition, we granted Prestige a continuing security interest in and lien upon all accounts receivable, inventory, fixed assets, general intangibles and other assets. The Agreement’s initial term of six months has been extended by the Company to March 31, 2017. Prestige may cancel the Agreement with 30-day notice.

During the three months ended September 30, 2016, we had no new transactions with Prestige. During the nine months ended September 30, 2016, we sold to Prestige accounts with an aggregate face amount of approximately $49.3 million, for which Prestige paid to us approximately $39.5 million in cash. During the three and nine months ended September 30, 2016, $8.7 million and $40.0 million was subsequently repaid to Prestige, including fees and interest. The proceeds from the initial assignment to Prestige under this secured borrowing arrangement were primarily utilized to pay off the balance of the existing line of credit and term loan with ANB Bank.

Contractual Obligations

Our principal commitments consist of obligations under operating leases for office and warehouse facilities, capital leases for manufacturing and warehouse equipment, debt, restructuring liability and non-cancelable endorsement and sponsorship agreements.

We presented our contractual obligations in our 2015 Form 10-K for the fiscal year ended December 31, 2015. There have been no other material changes outside of the ordinary course of business in those obligations during the current quarter.

Going Concern Opinion

Our auditors have issued a going concern opinion in their report on our financial statements for the fiscal year ended December 31, 2015. We have not established an ongoing source of revenue sufficient to cover our operating costs and are dependent on obtaining adequate capital to continue operations, which raises substantial doubt as to our ability to continue as a going concern. See “Item 1A. Risk Factors—Because our auditors have issued a going concern opinion, there is a substantial uncertainty that we will continue operations, in which case you could lose your investment” in our 2015 Form 10-K for the fiscal year ended December 31, 2015 and Note 1 to our accompanying Condensed Consolidated Financial Statements.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2016.

Critical Accounting Policies and Estimates

The preparation of accompanying Condensed Consolidated Financial Statements and related disclosures in conformity with GAAP and our discussion and analysis of our financial condition and operating results require our management to make judgments, assumptions and estimates that affect the amounts reported in these Condensed Consolidated Financial Statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates, and such differences may be material.

Note 2, “Summary of Significant Accounting Policies” in Part I, Item 1 of this Form 10-Q and in the Notes to Consolidated Financial Statements in Part II, Item 8 of the 2015 Form 10-K, and “Critical Accounting Policies and Estimates” in Part I, Item 7 of the 2015 Form 10-K describe the significant accounting policies and methods used in the preparation of our Condensed Consolidated Financial Statements. There have been no material changes to our critical accounting policies and estimates since the 2015 Form 10-K.

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

We have experienced and will continue to experience fluctuations in our net loss as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. At this time, we have not entered into, but in the future we may enter into, derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the effect hedging activities would have on our results of operations. We recognized foreign currency gain of $19,000 and $0.2 million for the three and nine months ended September 30, 2016.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our interim chief executive officer ("CEO") who is our interim principal executive officer and is temporarily performing the function of our principal financial officer while there is a vacancy in that position, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our interim CEO has concluded that as of September 30, 2016, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission ("SEC"), and that such information is accumulated and communicated to our management, including our CEO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the third quarter of 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Contingencies

In the normal course of business or otherwise, the Company may become involved in legal proceedings. The Company will accrue a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. The accrual for a litigation loss contingency might include, for example, estimates of potential damages, outside legal fees and other directly related costs expected to be incurred. As of September 30, 2016 and December 31, 2015, the Company was involved in the several material legal proceedings described in Note 10 to the Consolidated Financial Statements. Legal proceedings that became reportable events, or had material developments in the current quarter, are described below.

Arnold Schwarzenegger

The Company is engaged in a dispute with Arnold Schwarzenegger, Marine MP, LLC, & Fitness Publications, Inc. (“AS Parties”) concerning amounts allegedly owed under the parties’ Endorsement Licensing and Co-Branding Agreement. In May 2016, the contract was terminated, and the AS Parties commenced arbitration, alleging that the Company breached the parties’ agreement and misappropriated Schwarzenegger’s likeness. They seek more than $13.0 million for royalties, purported misuse of Schwarzenegger’s likeness, and attorney fees. The Company filed its response and counterclaimed for breach of contract and breach of the implied covenant of good faith and fair dealing. The parties are engaged in discovery.

Manchester City Football Group

The Company is engaged in a dispute with City Football Group Limited (“CFG”), the owner of Manchester City Football Group, concerning amounts allegedly owed by the Company under a Sponsorship Agreement with CFG. In August 2016, CFG commenced arbitration in the United Kingdom against the Company, seeking approximately $8.3 million for the Company’s purported breach of the Agreement. The Company answered on October 7, 2016. An arbitrator has not yet been appointed and discovery has not yet begun.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors as disclosed in our 2015 Form 10-K for the fiscal year ended December 31, 2015 filed with the Securities and Exchange Commission on March 17, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

See Part I above.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information.

As previously disclosed, the Company has been engaged in a dispute with F.H.G. Corporation (d/b/a Capstone Nutrition), INI Parent, Inc., INI Buyer, Inc. and Medley Capital Corporation (together, “Capstone”) arising out of a Manufacturing Agreement between the parties. On November 7, 2016, the parties executed a settlement agreement (the “Settlement Agreement”). Under the Settlement Agreement, the Company has agreed to pay to Capstone cash in the amount of $11.0 million within five business days following the execution of the Settlement Agreement. All pending litigation will be dismissed with prejudice. The Settlement Agreement releases all parties from any and all claims, actions, causes of action, suits, controversies or counterclaims that the parties have had, now have or thereafter can, shall or may have. The Company will also issue to INI Buyer, Inc. a warrant to purchase an amount of the Company’s common stock equal to 7.5% of the issued and outstanding capital stock of the Company on a fully diluted basis as of the date of execution of the warrant agreement, estimated to be approximately 1,289,378 shares of Company common stock (the “Warrant”). The exercise price of the Warrant will be $1.83 per share, subject to adjustment under certain circumstances provided for therein, with a term of four years. The Company has valued these warrants by utilizing the Black Scholes model at approximately $1.9 million based upon the best available information as of the date of this Quarterly Report on Form 10-Q. The Warrant will be subject to adjustment upon certain events provided for therein.

The Company has approximately $21.9 million in accounts payable and accrued liabilities associated with the Capstone liability. Based upon the amounts included herein, the Company anticipates recording a gain of approximately $8.9 million based on the Capstone settlement. Due to the nature of this gain contingency, the Company has not reflected these amounts in its third quarter Condensed Consolidated Balance Sheet and Statement of Operations. The Company intends to record this transaction in the fourth quarter of 2016.

In conjunction with the above transaction, on November 8, 2016, the Company entered into a convertible secured promissory note agreement (the “2016 Convertible Note”) with Mr. Ryan Drexler, the Company’s Chairman of the Board, Interim Chief Executive Officer and Interim President, pursuant to which Mr. Drexler loaned the Company $11.0 million. Proceeds from the note were used to fund the Settlement Agreement. The 2016 Convertible Note is secured by all assets and properties of the Company and its subsidiaries, whether tangible or intangible. The 2016 Convertible Note carries interest at a rate of 10% per annum, or 12% if there is an event of default. Both the principal and the interest under the 2016 Convertible Note are due in November 2017, unless converted earlier. Mr. Drexler may convert the outstanding principal and accrued interest into shares of the Company’s common stock for $1.83 per share at any time (estimated to be approximately 6,010,929 shares as of the date of this Quarterly Report on Form 10-Q). The Company may prepay the 2016 Convertible Note at the aggregate principal amount therein, plus accrued interest, by giving Mr. Drexler between 15 and 60 days’ notice depending upon the specific circumstances, provided that Mr. Drexler may convert the 2016 Convertible Note during the applicable notice period. The Company intends to record this liability as a convertible note with a related party in the fourth quarter of 2016.

Item 6. Exhibits.

Exhibit No.	Description

4.1*	Warrant, dated November 7, 2016, by and between MusclePharm Corporation and INI Buyer, Inc.

10.1*	Convertible Secured Promissory Note, dated November 8, 2016, by and between MusclePharm Corporation and Ryan Drexler.

10.2*	Amended and Restated Security Agreement, dated November 8, 2016, by and between MusclePharm Corporation and Ryan Drexler.

10.3*	Settlement Agreement, dated November 7, 2016, by and among MusclePharm Corporation and F.H.G. Corporation d/b/a Capstone Nutrition, INI Parent, Inc., INI Buyer, Inc. and Medley Capital Corporation.

31.1*	Rule 13 (A) – 14(A) Certification of Principal Executive Officer and Principal Financial Officer

32.1*	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	PRE XBRL Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MUSCLEPHARM CORPORATION

Date: November 9, 2016	By:	/s/ Ryan Drexler
	Name:	Ryan Drexler
	Title:	Interim Chief Executive Officer and Interim President
(Principal Executive Officer, Principal Accounting Officer
and Principal Financial Officer

