Form 10-K/A
period 2013-12-31
MusclePharm Corp
filed 2017-02-08
CIK 1415684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes  [ ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ ]

Indicate by check mark whether the registrant is a large accelerated file, an accelerated file, a non-accelerated filer, or a smaller reporting company. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes  [X] No

Aggregate market value of the voting common stock held by non-affiliates of the registrant at June 30, 2013: $54,522,921

Number of shares of the registrant’s common stock outstanding at March 28, 2014: 10,349,912

DOCUMENTS INCORPORATED BY REFERENCE:

None.

 EXPLANATORY NOTE

MusclePharm Corporation (the “Company”) is filing this Amendment No. 2 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2013 filed with the United States Securities and Exchange Commission (the “SEC”) on March 31, 2014, as amended on October 31, 2014 (as amended, the “Original Form 10-K”) in connection with the withdrawal of its application for confidential treatment of the redacted portions of Exhibit 10.38 to the Original Form 10-K, for which the Company had previously sought confidential treatment pursuant to Rule 24b-2 of the Securities and Exchange Act of 1934, as amended, and Rule 406 under the Securities Act of 1933, as amended. An unredacted copy of Exhibit 10.38 that includes the previously-redacted information for which the Company has withdrawn its request for confidential treatment is attached hereto as Exhibit 10.38 to this Amendment.

As reported in a Current Report on Form 8-K filed by the Company on January 9, 2017, on December 17, 2016, the Company entered into a Settlement Agreement (the “Settlement Agreement”) with Marine MP, LLC (“Marine MP”), Arnold Schwarzenegger (“Schwarzenegger”), and Fitness Publications, Inc. (“Fitness,” and together with Marine MP and Schwarzenegger, the “AS Parties”), effective January 4, 2017. As previously disclosed, in May 2016, the Company received written notice that the AS Parties were terminating the Endorsement Licensing and Co-Branding Agreement by and among the Company and the AS Parties (the “Endorsement Agreement”), the Company provided written notice to the AS Parties that it was terminating the Endorsement Agreement, and the AS Parties commenced arbitration, alleging that the Company breached the parties’ agreement and misappropriated Schwarzenegger’s likeness. The Company filed its response and counterclaimed for breach of contract and breach of the implied covenant of good faith and fair dealing. Pursuant to the Settlement Agreement, and to resolve and settle all disputes between the parties and release all claims between them, the Company agreed to pay the AS Parties (a) $1 million, which payment was released to the AS Parties on January 9, 2017, and (b) $2 million within six months of the effective date of the Settlement Agreement. If the Company fails to make the second payment when due, pursuant to a confession of judgment entered into by the Company, the AS Parties will be entitled to an additional $1,000,000, for a total additional payment of $3,000,000 to satisfy the AS Parties’ contract claim, which the AS Parties claim is valued at $4,000,000. The Company also has agreed that it will not sell any products from its Arnold Schwarzenegger product line, will donate to a charity chosen by Arnold Schwarzenegger any remaining usable product, and otherwise destroy any products currently in inventory. In addition, in connection with the transaction, the 780,000 shares of Company common stock held by Marine MP were sold to a third party yesterday in exchange for an aggregate payment by such third party of $1,677,000 to the AS Parties.

Additionally, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Item 15 of the Original Form 10-K has been amended to contain currently dated certifications of the Company’s Chief Executive Officer and President and Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002. All other information contained in the Original Form 10-K remains unchanged.

This Amendment is limited in scope to the items noted above and should be read in conjunction with the Original Form 10-K. This Amendment does not reflect events that have occurred after the filing of the Original Form 10-K, and no revisions are being made to the Company’s financial statements pursuant to this Amendment. Other than the filing of the information identified above, this Amendment does not modify or update the disclosure in the Original Form 10-K in any way.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(3) Exhibits

		Incorporated by Reference
Exhibit No.	Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith	Furnished Herewith

2.1	Agreement Concerning the Exchange of Securities by and Among Tone in Twenty and Muscle Pharm, LLC and the Security Holders of Muscle Pharm, LLC, dated February 1, 2010.	8-K	000-53166	2.1	February 2, 2010

3.1	Articles of Incorporation of MusclePharm Corporation (successor to Tone in Twenty).	SB-2	333-147111	3.1	November 2, 2007

3.2	Bylaws of MusclePharm Corporation (successor to Tone in Twenty). (Amended on March 1, 2010 to change fiscal year end to December 31 – set forth on Form 8-K filed on 03-03-2010.)	SB-2	333-147111	3.2	November 2, 2007

3.3	Amendment to the Articles of Incorporation.	SB-2	333-147111	3.3	November 2, 2007

3.4	Amendment to the Articles of Incorporation	8-K	000-53166	3.3	February 24, 2010

3.5	Certificate of Designation relating to the Series A Convertible Preferred Stock.	8-K	000-53166	3.4	February 24, 2010

3.6	Amendment to the Articles of Incorporation.	10-Q	000-53166	3.1	May 23, 2011

3.7	Certificate of Designation of Series B Convertible Preferred Stock.	10-Q	000-53166	3.1	August 16, 2011

3.8	Certificate of Designation of Series C Convertible Preferred Stock.	8-K	000-53166	3.1	November 4, 2011

3.9	Amendment to the Articles of Incorporation.	8-K	000-53166	3.1	November 23, 2011

3.10	Amendment to the Articles of Incorporation.	8-K	000-53166	3.1	January 27, 2012

3.11	Amendment to the Articles of Incorporation.	8-K	000-53166	3.1	March 30, 2012

3.12	Certificate of Change.	8-K	000-53166	3.1	November 28, 2012

3.13	Certificate of Amendment to Articles of Incorporation.	8-K	000-53166	3.2	November 28, 2012

3.14	Form of Certificate of Designation of Series D Convertible Preferred Stock.	S-1/A	333-184625	3.14	December 31, 2012

3.15	Certificate of Correction.	S-1/A	333-184625	3.15	December 26, 2012

4.1	Specimen of certificate for MusclePharm Corporation Series D Convertible Preferred Stock.	8-K	000-53166	4.1	January 28, 2013

4.2	Specimen of certificate for MusclePharm Corporation Common Stock.	S-1/A	333-184625	4.4	December 28, 2012

4.3	Form of Promissory Note, dated July 13, 2012, issued by MusclePharm Corporation in favor of TCA Global Credit Master Fund LP.	8-K	000-53166	4.1	July 20, 2012

4.4	Form of Promissory Note.	8-K	000-53166	4.2	December 10, 2012

10.1	Purchasing Agreement with General Nutrition Corporation dated December 16, 2009.	8-K	000-53166	10.2	February 24, 2010

10.2	Order Approving Stipulation for Settlement of Claim, dated December 8, 2010, between MusclePharm Corporation and Socius CG II, Ltd.	8-K	000-53166	10.1	December 9, 2010

10.3	Endorsement Agreement, dated July 20, 2011, between MusclePharm Corporation and Michael Vick, individually.	8-K	000-53166	10.1	July 22, 2011

10.4	Convertible Promissory Note between MusclePharm Corporation and Brad J. Pyatt, dated November 18, 2010.	S-1/A	333-176771	4.2	September 27, 2011

10.5	Convertible Promissory Note between MusclePharm Corporation and Brad J. Pyatt, dated November 23, 2010.	S-1/A	333-176771	4.3	September 27, 2011

10.6	Amended and Restated Employment Agreement, dated November 14, 2011, between MusclePharm Corporation and Brad J. Pyatt.	10-Q	000-53166	10.6	November 14, 2011

10.7	Amended and Restated Employment Agreement, dated November 14, 2011, between MusclePharm Corporation and Cory J. Gregory.	10-Q	000-53166	10.7	November 14, 2011

10.8	Employment Agreement, dated September 15, 2011, by and between MusclePharm Corporation and John H. Bluher.	10-Q	000-53166	10.4	November 14, 2011
10.9	Employment Agreement, dated November 14, 2011, by and between MusclePharm Corporation and Jeremy R. DeLuca.	10-Q	000-53166	10.5	November 14, 2011

10.10	Securities Purchase Agreement, dated July 10, 2012, between MusclePharm Corporation and Subscribers set forth therein.	8-K	000-53166	10.1	July 19, 2012

10.11	Consulting Agreement, dated July 12, 2012, between MusclePharm Corporation and Melechdavid, Inc.	8-K	000-53166	10.2	July 19, 2012

10.12	Consulting Agreement, dated July 12, 2012, between MusclePharm Corporation and GRQ Consultants, Inc.	8-K	000-53166	10.3	July 19, 2012

10.13	Form of Committed Equity Facility Agreement, dated July 13, 2012, between MusclePharm Corporation and TCA Global Credit Master Fund LP.	8-K	000-53166	10.1	July 20, 2012

10.14	Form of Registration Rights Agreement, dated July 13, 2012, between MusclePharm Corporation and TCA Global Credit Master Fund LP.	8-K	000-53166	10.1	July 20, 2012

10.15	Form of Security Agreement, dated July 13, 2012, between MusclePharm Corporation and TCA Global Credit Master Fund LP.	8-K	000-53166	10.1	July 20, 2012

10.16	Form of Indemnification Agreement.	8-K	000-53166	10.1	August 27, 2012

10.17	Amended and Restated Employment Agreement, dated October 18, 2012, between MusclePharm Corporation and Brad J. Pyatt.	8-K	000-53166	10.1	October 23, 2012

10.18	Employment Agreement, dated October 18, 2012, between MusclePharm Corporation and L. Gary Davis.	8-K	000-53166	10.2	October 23, 2012
10.19	Amended and Restated Employment Agreement, dated October 18, 2012, between MusclePharm Corporation and John H. Bluher.	8-K	000-53166	10.3	October 23, 2012

10.20	Amended and Restated Employment Agreement, dated October 18, 2012, between MusclePharm Corporation and Jeremy R. DeLuca.	8-K	000-53166	10.4	October 23, 2012

10.21	Amended and Restated Employment Agreement, dated October 18, 2012, between MusclePharm Corporation and Cory J. Gregory.	8-K	000-53166	10.5	October 23, 2012

10.22	Form of Restricted Stock Unit Award.	8-K	000-53166	10.1	November 21, 2012

10.23	Subscription Agreement dated November 30, 2012 between MusclePharm Corporation and the subscribers listed therein.	8-K	000-53166	10.1	December 10, 2012

10.24	Form of Escrow Agreement.	POS AM	333-184625	10.24	January 8, 2013

10.25	Form of Subscription Agreement.	8-K	000-53166	10.1	January 28, 2013

10.26	Subscription Agreement	8-K	000-53166	10.1	March 27, 2013

10.27	Registration Rights Agreement	8-K	000-53166	10.2	March 27, 2013

10.28	First Amendment to the Melechdavid Consulting Agreement	8-K	000-53166	10.1	April, 5, 2013

10.29	First Amendment to the GRQ Consulting Agreement	8-K	000-53166	10.2	April 5, 2013

10.30	Form of Endorsement Licensing and Co-Branding Agreement (1)	8-K	000-531666	10.1	August 1, 2013

10.31	Asset Purchase Agreement	8-K	000-531666	10.1	November 13, 2013

10.32	Employment Agreement, dated September 30, 2013, between MusclePharm Corporation and Richard Estalella.	8-K	000-531666	10.1	October 3, 2013

10.33	Securities Purchase Agreement	8-K	000-531666	10.1	August 30, 2013

10.34	Form of Note	8-K	000-531666	10.2	August 30, 2013

10.35	Form of Warrant	8-K	000-531666	10.3	August 30, 2013

10.36	Security Agreement Letter	8-K	000-531666	10.4	August 30, 2013
10.37	Vendor Agreement, dated December 3, 2010, between MuslcePharm Corporation and Bodybuilding.com, LLC.	10-K	000-531666	10.37	March 31, 2014

10.38×	Endorsement Licensing and Co-Branding Agreement, dated July 26, 2013, by and among MusclePharm Corporation, Marine MP, LLC, and Fitness Publications, Inc.					X
14.1	Code of Ethics	8-K	000-53166	14	April 23, 2012

21	Subsidiaries of the Registrant	10-K	000-531666	10.37	March 31, 2014

24.1	Power of Attorney.	10-K	000-531666	10.37	March 31, 2014

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	000-531666	10.37	March 31, 2014

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	000-531666	10.37	March 31, 2014

101.INS	INS XBRL Instance Document.	10-K	000-531666	10.37	March 31, 2014

101.SCH	SCH XBRL Schema Document.	10-K	000-531666	10.37	March 31, 2014

101.CAL	CAL XBRL Calculation Linkbase Document.	10-K	000-531666	10.37	March 31, 2014

101.DEF	DEF XBRL Definition Linkbase Document.	10-K	000-531666	10.37	March 31, 2014

101.LAB	LAB XBRL Label Linkbase Document.	10-K	000-531666	10.37	March 31, 2014

101.PRE	PRE XBRL Presentation Linkbase Document.	10-K	000-531666	10.37	March 31, 2014

× This exhibit was filed with the Original Form 10-K, and is being re-filed as an exhibit hereto in unredacted form.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 2 on Form 10-K/A to the Annual Report on Form 10-K of MusclePharm Corporation for the year ended December 31, 2013 to be signed on its behalf by the undersigned, thereunto duly authorized.

MUSCLEPHARM CORPORATION
Registrant

By	/s/ Ryan Drexler
Ryan Drexler
Title	Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)
Date	February 8, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 2 on Form 10-K/A to the Annual Report on Form 10-K of MusclePharm Corporation for the year ended December 31, 2013 has been signed below on February 8, 2017, by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/ Ryan Drexler Ryan Drexler	Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)	February 8, 2017

/s/ Peter Lynch Peter Lynch	Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer)	February 8, 2017

/s/ Michael J. Doron Michael J. Doron	Director	February 8, 2017

/s/ William Bush William Bush	Director	February 8, 2017