Form 10-K
period 2016-12-31
MusclePharm Corp
filed 2017-03-15
CIK 1415684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year ended December 31, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    [X]  Yes    [ ]  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)    Yes  [X]    No  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ ]

Indicate by check mark whether the registrant is a large accelerated file, an accelerated file, a non-accelerated filer, or a smaller reporting company. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    [ ]  Yes    [X]  No

Aggregate market value of the voting common stock held by non-affiliates of the registrant at June 30, 2016: $36.0 million.

Number of shares of the registrant’s common stock outstanding at March 1, 2017: 14,111,609 (excludes 875,621 shares of common stock held in treasury).

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Proxy Statement for the registrant’s 2017 Annual Meeting of Stockholders will be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s 2016 fiscal year and are incorporated by reference in Part III.

MusclePharm Corporation

Form 10-K

For the Year Ended December 31, 2016

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this Annual Report on Form 10-K other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements. We base these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks may emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

PART I

Item 1. Business

MusclePharm Corporation, was incorporated in Nevada in 2006.  As used in this Annual Report on Form 10-K, the terms “the Company,” “we,” “our,” “MusclePharm” or “MP” refer to MusclePharm Corporation and its predecessors and subsidiaries, unless the context indicates otherwise. The Company is headquartered in Denver, Colorado and, as of December 31, 2016, had the following wholly-owned operating subsidiaries: MusclePharm Canada Enterprises Corp (“MusclePharm Canada”), MusclePharm Ireland Limited (“MusclePharm Ireland”) and MusclePharm Australia Pty Limited (“MusclePharm Australia”). A former subsidiary of the Company, BioZone Laboratories, Inc. (“BioZone”), was sold on May 9, 2016.

MusclePharm Corporation is a scientifically driven, performance lifestyle company that develops, markets, and distributes branded nutritional supplements. We offer a broad range of performance powders, capsules, tablets and gels. Our portfolio of recognized brands, including MusclePharm® and FitMiss®, is marketed and sold in more than 120 countries and available in over 50,000 retail outlets globally. These clinically-developed, scientifically-driven nutritional supplements are developed through a six-stage research process that utilizes the expertise of leading nutritional scientists, doctors, and universities. We compete in the global supplements market, and during 2014, we opened offices in Dublin, Ireland. We continued our international expansion in 2015 and opened a subsidiary in Sydney, Australia.

On August 24, 2015, the Company’s Board of Directors (the “Board”) approved a restructuring plan for the Company. The approved restructuring plan was designed to reduce costs and to better align our resources for profitable growth. Specifically, through December 31, 2016, the restructuring plan resulted in: 1) reducing our workforce; 2) abandoning certain leased facilities; 3) renegotiating or terminating a number of contracts with endorsers in a strategic shift away from such arrangements and toward more cost-effective marketing and advertising efforts; 4) discontinuing a number of stock keeping units (“SKUs”) and writing down inventory to net realizable value, or to zero in cases where the product was discontinued; and 5) writing off certain assets. We have now completed the approved restructuring plan, and as such, we do not anticipate any additional restructuring charges.

Management’s Plans with Respect to Liquidity and Capital Resources

Management believes the restructuring plan implemented during August 2015, the reduction in ongoing operating costs and expense controls, and the sale of BioZone, will enable us to ultimately be profitable. We have reduced our operating expenses sufficiently so that our ongoing source of revenue is sufficient to cover these expenses for the next twelve months which will allow us to continue as a going concern.

As of December 31, 2016, we had an accumulated deficit of $151.0 million and recurring losses from operations. However, we believe that the aforementioned restructuring and expense reductions will enable us to begin generating profits in the near term. In January 2016, we entered into a secured borrowing arrangement, pursuant to which we have the ability to borrow up to $10.0 million subject to sufficient amounts of accounts receivable to secure the loan. Under this arrangement, during the year ended December 31, 2016, we received $43.7 million in cash and subsequently repaid $41.9 million, including fees and interest, on or prior to December 31, 2016.

As of December 31, 2016, we had approximately $4.9 million in cash and $9.6 million in working capital deficit.

The accompanying Consolidated Financial Statements as of, and for the year ended December 31, 2016, were prepared on the basis of a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. Accordingly, they do not give effect to adjustments that would be necessary should we be required to liquidate our assets.

Our ability to meet our total liabilities of $39.0 million as of December 31, 2016, and to continue as a going concern, is partially dependent on meeting our operating plans, and partially dependent on our Chairman of the Board, Chief Executive Officer and President, Ryan Drexler either converting or extending his two notes prior to or upon their maturity. Mr. Drexler has verbally conveyed his intentions of doing so and this alone would enable the Company to meet its obligations over the next twelve months. In addition, Mr. Drexler has verbally both stated his intent and ability to put more capital into the business if necessary. However, Mr. Drexler is under no obligation to the Company to do so, and we can give no assurances that Mr. Drexler will be willing or able to do so at a future date.

Our ability to continue as a going concern and raise capital for specific strategic initiatives is also dependent on obtaining adequate capital to fund operating losses until we become profitable. We can give no assurances that any additional capital that we are able to obtain, if any, will be sufficient to meet our needs, or that any such financing will be obtainable on acceptable terms.

If we are unable to obtain adequate capital, we could be forced to cease operations or substantially curtail our commercial activities. These conditions, or significant unforeseen expenditures, could raise substantial doubt as to our ability to continue as a going concern. The accompanying Consolidated Financial Statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of these uncertainties.

Products

The MusclePharm Brand product portfolio is designed for athletes of all levels and anyone who pursues an active lifestyle. We offer a broad range of performance powders, capsules, tablets and gels that satisfy the needs of enthusiasts and professionals alike. Our products are marketed in multiple performance and active lifestyle distribution channels that reach athletes of all types and demographics. Our goal is to serve the needs of our customers, while fueling the engine of sport for all ages and genders. Our portfolio of products targets every type of fitness enthusiast, from professional, combat sport, weight training, bodybuilding, running, and all team and individual sports as well as individuals who lead an active lifestyle.

We place considerable emphasis on transparency, high-quality ingredients, innovation and science. Products are placed through rigorous third-party independent testing to ensure safe, quality ingredients to support all levels of athletic ability. Tests performed on products include banned substance testing and protein verification among others.

MusclePharm® – Scientifically-advanced, performance-driven supplements that cover the needs of athletes. This line of independent-tested products help fuel athletes safely by increasing strength, endurance, hydration, recovery, and overall athletic performance. MusclePharm Hybrid Series products like Assault, Amino1 and Combat Protein Powder contain ingredients that are designed to deliver performance. MusclePharm Core products, such as BCAA 3:1:2, CLA Core and Fish Oil, are designed to meet the day-in and day-out demands of athletes.

FitMiss® – Designed and formulated specifically for the active woman’s lifestyle utilizing ingredients that cover all ranges of busy women’s athletic needs including weight loss, multi-vitamins, protein shakes, detoxification, skin care and pre-workout energy mixes.

Sales and Marketing

Our core marketing strategy is to brand MusclePharm as the “must have” brand for fitness enthusiasts and elite athletes alike. We seek to be known as The Athletes Company®, run by athletes who create products for other athletes of all levels of performance. We believe that leveraging our strong existing brand recognition through proven advertising methods such as social media, trade, product sampling with retail partners, and to a lesser extent, optimizing relevant athlete endorsements and sponsorships are effective and sustainable strategies to increase sales.

Our advertising and promotion expenses consist primarily of digital, print and media advertising, athletic endorsements and sponsorships, promotional giveaways, trade show events and various partnering activities with our trading partners. Prior to our restructuring during the third quarter of 2015, advertising and promotions were a large part of both our growth strategy and brand awareness. We built strategic partnerships with sports athletes and fitness enthusiasts through endorsements, licensing, and co-branding agreements. Additionally, we co-developed products with sports athletes and teams. In connection with our restructuring plan, we have terminated the majority of these contracts in a strategic shift away from such costly arrangements, and moved toward more cost-effective brand partnerships, focusing on grass-roots marketing and advertising efforts with athletes and retail outlets closer to our core audiences.

We believe that influential brand partners such as MMA Team – Team Elevation, Olympian Jordan Burroughs and other professional athletes help boost brand recognition and loyalty by exposing our brand to millions of potential customers.

We also believe that, along with our innovative products, providing superior, relevant and memorable brand experience drives our success. Our websites, including musclepharm.com, fitmiss.com and mpssi.com also provide relevant educational information to interested parties.

Distribution Channels

The MusclePharm brands are marketed across major global retail distribution channels – Specialty, International and Food, Drug, and Mass (“FDM”). Our largest customer, Costco Wholesale Corporation (“Costco”) accounted for approximately 20% of our 2016 net revenue. For further information concerning our customer concentration, see Note 2 to the accompanying Consolidated Financial Statements.

Specialty Market: This channel is comprised of brick-and-mortar sales and e-commerce. Due to high competition within this market, we continually seek to respond to customer trends and shifts by adjusting the mix of existing product offerings, developing new innovative products and influencing preferences by extensive and strategic marketing.

International: We intend to focus on growing our international presence by continuing to offer new products in key markets as well as opening new distribution channels in select regions of the world. Our international reach touches every relevant market in the world and continues to expand. We are evaluating the benefits of developing manufacturing partnerships outside of North America to take advantage of local opportunities.

During 2014, we established a subsidiary in Ireland to primarily market and distribute in the EU. During 2015, we established a subsidiary in Australia to market and distribute in Australia, New Zealand and the surrounding Asia Pacific region.

FDM (Food, Drug, and Mass): This channel is primarily served by our direct sales force, although we do partner with brokers in some specific circumstances. We feel our direct relationships with these retail partners will provide us the best opportunity to expand our distribution into additional discount warehouses and national retailers.

Below is a table of net revenue by our major distribution channel:

	For the Year Ended December 31,
	2016	% of Total	2015	% of Total
Distribution Channel
Specialty	$56,979	43%	$76,028	46%
International	45,751	35%	46,260	28%
FDM	27,774	21%	35,657	21%
BioZone net revenue(1)	1,995	1%	8,913	5%
Total	$132,499	100%	$166,858	100%

 (1) In May 2016, we sold BioZone.

As noted above, we market our products globally. The following table sets forth revenue, net by customer geographic area based off shipping address (in thousands):

	For the Year Ended December 31,
	2016	2015
Revenue, net
United States	$86,748	$120,598
International	45,751	46,260
Total revenue, net	$132,499	$166,858

Product Research, Development and Quality Control

Science, product research, and innovation are key factors to our success. Customers’ belief in the safety and efficacy of our products is critical. Continued innovation in delivery techniques and ingredients, new product line extensions, and new product offerings are important in order to sustain existing and create new market opportunities, meet consumer demand, and strengthen consumer relationships. To support our research and development efforts, we invest in formulation, processing and packaging development, perform product quality and stability studies, complete published and peer-reviewed validation studies, and conduct consumer market research to sample consumer opinions on product concepts, design, packaging, advertising, and marketing campaigns.

MusclePharm’s lines of supplements are developed through a six-stage research process that utilizes the expertise of nutritional scientists, doctors, and universities and strives to assure that all products promote quality and safety for our customers.

MusclePharm is committed to science and sport being equal in our product development. We believe real-world applications are essential. The MP Sports Science Institute in Denver, Colorado is a state-of-the-art, 30,000 square-foot professional training and performance facility dedicated to optimizing the performance of our products for all ranges of athletes. We use a variety of measurement devices, including ultrasound, DEXA scans and the Makoto Arena II, all of which measure bone density, body fat, etc., to gather cutting-edge feedback about our formulations. Our capabilities allow us to determine body composition, cognitive function, and multiple performance parameters such as strength, power, and endurance. Collecting data helps our team strive to improve our products and to continue to be innovative. Active athlete testing also allows us to fine tune dosage, ensure proper ingredient combinations, and implement consumer safety measures.

Our quality control team follows detailed supplier selection and certification processes, validation of raw material verification processes, analytical testing, process audits, and other quality control procedures. The quality management systems we employ also include a professionally equipped and staffed laboratory enabling finished goods testing for compliance to our specifications. Our products are also subject to extensive shelf life stability testing. We also engage third-party laboratories to routinely evaluate and validate our internal testing processes on every MusclePharm product and to supplement our internal testing procedures and capabilities.

We qualify ingredients, suppliers, and facilities by performing site assessments and conducting on-going performance and process reviews. Dedicated quality teams regularly audit and assess manufacturing facilities for compliance Good Manufacturing Practices (“GMPs”), as regulated by the United States Food and Drug Administration (“FDA”), to ensure our compliance with all MusclePharm, regulatory, and certification standards and requirements. To ensure overall consistency, our quality assurance team adheres to strict written procedures. From the raw ingredient stage to the finished product stage, we monitor and perform quality control checks. Before distributing our products, we place our products under quarantine to test for environmental contaminants and verify that the finished product meets label claims. Once a product has successfully passed quality assurance testing and conforms to specifications for identity, purity, strength, and composition, we then conduct testing with third-party laboratories for added label claim verification. Multi-level practices are part of our product development process to ensure athletes and our consumers receive what we believe to be the most scientifically-innovative and safe supplements on the market. Post-distribution, we have standard operating procedures in place for investigating and documenting any adverse events or product quality complaints.

We are committed to the process of having all of our products certified to be banned-substance-free before they are available to consumers. Informed Choice, a globally recognized leader in sports testing, conducts all of our third-party banned substance testing, ensuring that all MusclePharm products are free of banned substances.

Manufacturing and Distribution

We have strategic working relationships with multiple third-party manufacturers, including our former subsidiary, BioZone. Certain of our vendors supply in excess of 10% of our products. Once a product is manufactured, it is sent to our distribution center in Spring Hill, Tennessee, or shipped directly to the customer. All of the third-party manufacturing facilities that we source from and distribution facilities are designed and operated to meet the current GMPs as promulgated by the FDA.

The manufacturing process performed by our third-party manufacturers generally consists of the following operations: (i) qualifying ingredients for products; (ii) testing of all raw ingredients; (iii) measuring ingredients for inclusion in production; (iv) granulating, blending and grinding ingredients into a mixture with a homogeneous consistency; (v) encapsulating or filling the blended mixture into the appropriate dosage form using either automatic or semiautomatic equipment; and (vi) testing finished products prior to distribution.

We maintain and operate a system that integrates with distribution, warehousing, and quality control, providing real-time lot and quality tracking of raw materials, work in progress and finished goods. We employ a supply chain staff that works with sales, marketing, product development, and quality control personnel to ensure that only the highest quality products, that meet the consumer needs, are produced.

Our Competitors

The nutritional supplements market is very competitive and the range of products is diverse. Competitors use price, shelf space and store placement, brand and product recognition, new product introductions, and raw materials to capture market share.

Our range of competitors include numerous nutritional supplement companies that are highly fragmented in terms of geographic market coverage, distribution channels, and product categories. In addition, large pharmaceutical companies and packaged food and beverage companies compete with us in the nutritional supplement market. Some of these companies have greater financial and distribution resources available to them than MusclePharm and some compete through vertical integration. Private label entities have gained a foothold in many nutrition categories and also are direct competitors. Our principal competitors are Cellucor, Dymatize Enterprises LLC, Iovate Health Sciences International Inc., and Optimum Nutrition, Inc.

As many of our competitors are either privately held or divisions within larger organizations, it is difficult to fully gauge their size and relative ranking. We believe that retailers look to partner with suppliers who demonstrate brand development, market intelligence, customer service, and produce high quality products with proven science. We believe we are competitive in all of these areas.

Government Regulation

The formulation, manufacturing, packaging, labeling, advertising, distribution, and sale of each of our product groups are subject to regulation by one or more governmental agencies. The most active of these is the FDA, which regulates our products under the Federal Food, Drug and Cosmetic Act (“FDCA”) and regulations promulgated thereunder. The FDCA defines the terms “food” and “dietary supplement” and sets forth various conditions that, unless complied with, may constitute adulteration or misbranding of such products. The FDCA has been adjusted several times with respect to dietary supplements, most recently by the Nutrition Labeling and Education Act of 1990 (the “NLEA”) and the Dietary Supplement Health and Education Act of 1994.

FDA regulations relating specifically to foods and dietary supplements for human use are set forth in Title 21 of the Code of Federal Regulations. These regulations include basic labeling requirements for both foods and dietary supplements. Additionally, FDA regulations require us and our third-party manufacturers to meet relevant good manufacturing practice regulations for the preparation, packaging and storage of our food and dietary supplements.

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

In foreign markets, prior to commencing operations and initiating or permitting sales of our products in the market, we may be required to obtain an approval, license or certification from the country’s ministry of health or comparable agency. Prior to entering a new market in which a formal approval, license or certificate is required, we work extensively with local consultants and authorities in order to obtain the requisite approvals. We must also comply with product labeling and packaging regulations that vary from country to country. Our failure to comply with these regulations can result in a product being removed from sale in a particular market, either temporarily or permanently.

Intellectual Property

We regard our trademarks and other proprietary rights as valuable assets and believe that protecting our intellectual property is crucial to the continued successful implementation of our business strategy. Since we regard our intellectual property as a crucial element of our business with significant value in the marketing of our products, our policy is to rigorously pursue registrations for all trademarks associated with our products.

We have over 140 trademark applications in the United States, 51 of which are currently registered with the United States Patent and Trademark Office.

We also have filed for protection of various marks throughout the world and are committed to a significant long-term strategy to build and protect the MusclePharm brand globally. We have applied for the “MusclePharm” mark in 18 countries, including the United States. The mark has been granted final trademark registration in 16 of those countries.

Seasonality

Our business does not typically experience seasonal variations but revenue may fluctuate based upon promotions. During 2016 our revenue fluctuated mainly due to the discontinuation of various products and product lines as well as some issues in supply chain, which limited availability of inventory.

Employees

As of December 31, 2016, we had 74 total employees, all of which were full time. None of the employees are represented by a union. Management considers its relations with our employees to be good and to have been maintained in a normal and customary manner.

Corporate Information

Our principal executive offices are located at 4721 Ironton Street, Building A, Denver, Colorado 80239 and our telephone number is (303) 396-6100. We were incorporated in the State of Nevada in 2006.  Our Internet addresses are www.musclepharm.com and www.musclepharmcorp.com. The information contained on our websites is not incorporated herein.

Available Information

Our company website is www.musclepharmcorp.com. We post the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”): our Annual Report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as amended.

All such filings are available free of charge on the Investor Relations section of our website, or from the SEC’s website at www.sec.gov. Information on our website does not constitute part of this report. Also available on the Investor Relations section of our website are the charters of the committees of our Board, as well as our corporate governance guidelines and code of ethics. Copies of any of these documents will be provided in print to any shareholder who submits a request in writing to MusclePharm Investor Relations, 4721 Ironton Street, Building A, Denver, CO 80239. Additionally, our filings with the SEC may be read and copied at the SEC Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling 800-SEC-0330.

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

Risks Related to Our Business and Industry

Meeting our liabilities is dependent on funding from our Chairman of the Board, Chief Executive Officer and President.

We have reduced our operating expenses sufficiently so that our ongoing source of revenue is sufficient to cover these expenses for the next twelve months which will allow us to continue as a going concern. Our ability to meet our total liabilities of $39.0 million as of December 31, 2016, and to continue as a going concern, is partially dependent on meeting our operating plans, and partially dependent on our Chairman of the Board, Chief Executive Officer and President, Ryan Drexler either converting or extending his two notes prior to or upon their maturity. The notes mature on November 8, 2017. Mr. Drexler has verbally conveyed his intentions of doing so, but is under no obligation to do so. This alone will enable the Company to meet its obligations over the next twelve months. In addition, Mr. Drexler has both verbally stated his intent and ability to put more capital into the business if necessary. However, Mr. Drexler is under no obligation to do so and we cannot assure that Mr. Drexler will be willing or able to do so in the future.

Our indebtedness may limit our operating flexibility.

We have two convertible secured promissory notes with our Chairman of the Board, Chief Executive Officer and President, Ryan Drexler, with aggregate principal amounts of $6.0 million and $11.0 million, respectively. Our indebtedness could have important consequences to us. For example, it could:

•	adversely affect our ability to implement strategic plans;
•	make us more vulnerable to general adverse economic and industry conditions;
•	limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions and other general corporate requirements;
•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and
•	place us at a competitive disadvantage compared to competitors that may have proportionately less debt and greater financial resources.

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

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay operating or capital expenditures, sell material assets or operations, seek to obtain additional capital, or restructure our debt.

We may incur additional indebtedness in the future. Our incurrence of additional indebtedness would intensify the risks described above.

For a description of our indebtedness see “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations–Liquidity and Capital Resources.”

There can be no assurance that the restructuring actions we have completed will be successful.

On August 24, 2015, our Board authorized us to undertake steps to commence a restructuring of our business and operations. In doing so, we closed certain facilities, reduced headcount, discontinued products, and terminated or renegotiated certain contracts. We consider the workforce reduction, facility closures, product discontinuance, and contract renegotiations and terminations completed as of December 31, 2016. While we believe our restructuring actions will be successful in reducing our operating expenses and increasing our gross margin, there can be no assurance that this will be the case, or that additional steps or material accounting charges will not be required. If additional steps are required, there can be no assurance that they will be properly implemented or will be successful. The implementation of additional steps may take a significant amount of time and resources to implement, and may not impact our financial condition, results of operations and cash flows in the short term, or at all.

We have a history of losses and we may not be able to achieve profitability.

We have incurred a net loss in each year since our inception, including a net loss of $3.5 million and $51.9 million for the years ended 2016 and 2015, respectively. As of December 31, 2016, and since our inception, we had incurred accumulated losses from operations of $151.0 million. For 2016 and 2015, our revenue was $132.5 million and $166.9 million, respectively, representing a decrease of 21% year-over-year, which is due to the discontinuation of specific product lines and businesses. In future years, there is no guarantee that we will be able to generate sufficient revenue to achieve profitability. Although we have taken steps to manage our expenses to a more reasonable level to mitigate this risk, there is no assurance that they will be successful or sufficient.

Our investment in our business may not result in increased revenue or growth of our business, which also could create risk of further net losses.

Our operating results may fluctuate, which makes them difficult to predict and they may fall short of expectations.

Our operating results may fluctuate as a result of a number of factors, many of which may be outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance. Our quarterly, year-to-date, and annual expenses as a percentage of our revenues may differ significantly from our historical or projected rates. Our operating results in future quarters may not meet expectations.

Each of the following factors, as well as others, may affect our operating results:

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

We may be required to raise additional financing to fund our operations.

As business always holds some uncertainty, we may be faced with the need to raise additional funds in the future. There can be no assurance that we will be able to obtain debt or equity financing on acceptable terms, or at all.

The concentration of stock ownership with Mr. Drexler may influence the outcome of certain matters requiring stockholder approval.

As of December 31, 2016, Mr. Ryan Drexler, our Chairman of the Board, Chief Executive Officer and President, beneficially owned approximately 45% of our outstanding shares of common stock, including debt representing 38% of our common stock on an as-converted basis, which is convertible into common stock at Mr. Drexler’s election. As a result, Mr. Drexler may be able to substantially influence the strategic direction of the Company and the outcome of matters requiring approval by our stockholders. Mr. Drexler’s interests, including his interests as a holder of two convertible secured promissory notes for $11.0 million and $6.0 million, respectively, may not be, at all times, the same as those of our other stockholders, and his control may delay, deter or prevent acts that may be favored by our other stockholders.

In connection with the Company entering into the first convertible promissory note with Mr. Drexler, the Company granted Mr. Drexler the right to designate two directors to the Company’s Board. The Company agreed to take all actions necessary to permit such designation.

Our failure to respond appropriately to competitive challenges, changing consumer preferences and demand for new products could significantly harm our customer relationships and product sales.

The nutritional sports supplement industry is characterized by intense competition for product offerings and rapid and frequent changes in consumer demand. Our failure to predict accurately product trends could negatively impact our results and cause our revenues to decline.

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

Furthermore, products often have to be promoted heavily in stores or in the media to obtain visibility and consumer acceptance. Acquiring distribution for products is difficult and often expensive due to slotting and other promotional charges mandated by retailers. Products can take substantial periods of time to develop consumer awareness, consumer acceptance and sales volume. Accordingly, some products may fail to gain or maintain sufficient sales volume and as a result may have to be discontinued. In a highly competitive marketplace, it may be difficult to have retailer’s open stock-keeping units (“SKU’s”) for new products.

Our industry is highly competitive, and our failure to compete effectively could adversely affect our market share, financial condition, and future growth.

The nutritional supplement industry is highly competitive with respect to:

•	price;
•	shelf space and store placement;
•	brand and product recognition;
•	new product introductions; and
•	raw materials.

Some of our competitors are larger, more established companies and possess greater financial strength and other resources than we have. MusclePharm faces competition in the supplement market from a number of large nationally known manufacturers, private label brands and many smaller manufacturers.

Our industry is highly regulated. We may in the future incur increased compliance costs and/or incur substantial judgments, fines, legal fees, and other costs.

The manufacturing, labeling and advertising for our products are regulated by various federal, state, and local agencies as well as those of each foreign country to which we distribute. Our compliance costs may increase in the future, and those increases could be material. In addition, governmental authorities may commence regulatory or legal proceedings, which could restrict the permissible scope of our product claims or the ability to manufacture and sell our products in the future. For example, the FDA regulates our products to ensure that the products are not adulterated or misbranded. Failure to comply with FDA requirements may result in, among other things, injunctions, product withdrawals, recalls, product seizures, fines, and criminal proceedings. Our advertising is subject to regulation by the FTC under the Federal Trade Commission Act. In recent years, the FTC has initiated numerous investigations of dietary supplement and weight loss products and companies. Additionally, some states also permit advertising and labeling laws to be enforced by private attorney generals, who may seek relief for consumers, seek class action certifications, seek class wide damages, and product recalls. Any of these types of actions could have a material adverse effect on our business, financial condition, and results of operations.

We rely on a limited number of customers for a substantial portion of our sales, and the loss of or material reduction in purchase volume by any of these customers would adversely affect our sales and operating results.

During 2016, our largest customer, Costco Wholesale Corporation, or Costco, individually accounted for approximately 20% of our net revenue. During 2015, our three largest customers, Costco, GNC and Bodybuilding.com, each individually accounted for more than 10% of our net revenue, representing 41% of our net revenue. Net revenue is equal to our gross revenue less product discounts, customer rebates and incentives. The loss of any of our major customers, a significant reduction in purchases by any major customer, or any serious financial difficulty of a major customer may have a material adverse effect on our sales and operating results.

Adverse publicity or consumer perception of our products and any similar products distributed by others could harm our reputation and adversely affect our sales.

We are highly dependent upon positive consumer perceptions of the safety and quality of our products as well as similar products distributed by other sports nutrition supplement companies. Consumer perception of sports nutrition supplements and our products in particular can be substantially influenced by scientific research or findings, national media attention and other publicity about product use. Adverse publicity from these sources regarding the safety, quality, or efficacy of our products or nutritional supplements could seriously harm our reputation and results of operations. The mere publication of news articles or reports asserting that such products may be harmful or questioning their efficacy could have a material adverse effect on our business, financial condition, and results of operations, regardless of whether such news articles or reports are scientifically supported or whether the claimed harmful effects would be present at the dosages recommended for such products.

We may be exposed to material product liability claims, which could increase our costs and adversely affect our reputation and business.

As a marketer and distributor of products designed for human consumption, we could be subject to product liability claims if the use of our products is alleged to have resulted in injury or undesired results. Our products consist of vitamins, minerals, herbs, and other ingredients that are classified as dietary supplements and in most cases are not subject to pre-market regulatory approval in the United States or internationally. Previously unknown adverse reactions resulting from human consumption of these ingredients could occur.

We have not had any significant product liability claims filed against us, but in the future we may be subject to various product liability claims, including due to tampering by unauthorized third parties, product contamination, and claims that our products had inadequate instructions for use, or inadequate warnings concerning possible side effects and interactions with other substances. The cost of defense can be substantially higher than the cost of settlement even when claims are without merit. The high cost to defend or settle product liability claims could have a material adverse effect on our business and operating results and our insurance, if any, may not be adequate.

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

In 2014, we sought coverage under an insurance policy with insurance carrier Liberty Insurance Underwriters, Inc. (“Liberty”) for claims against our directors and officers arising out of an investigation by the SEC. Liberty denied coverage, and on February 12, 2015, we filed suit against Liberty in the District Court, City and County of Denver, Colorado. The dispute is still pending. For additional information on our dispute with Liberty, see “Item 3. Legal Proceedings.”

Our current management team has a limited history of working together and may not be able to execute our business plan.

Certain members of our senior management team, including our Chief Financial Officer, have only recently joined our management team or assumed their roles. As such, our current management team has worked together for only a limited period of time and has a limited track record of executing our business plan as a team. Accordingly, it is difficult to predict whether our management team, individually and collectively, will be effective in operating our business.

If we are unable to retain key management personnel or hire qualified personnel, our ability to manage our business effectively and grow could be negatively impacted.

Our future success depends in part on our ability to identify, hire, develop, motivate and retain key skilled management personnel for all areas of our organization, particularly sales and marketing. Competition in our industry for qualified employees is intense. In addition, our compensation arrangements, such as our bonus programs, may not always be successful in attracting new employees or retaining and motivating our existing employees. On March 15, 2016, Mr. Ryan Drexler, the Executive Chairman of our Board, was appointed to lead our Company. On November 7, 2016, Peter Lynch was appointed as our Chief Financial Officer. The loss or limitation of the services of any of our key management employees or the inability to identify additional qualified replacement personnel could have a material adverse effect on our business and results of operations.

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

The growth in our business will continue to place significant demands on our management, and our operational and financial infrastructure. To effectively manage this growth, we expect that we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. To accomplish these objectives, we may need to hire additional employees, make certain enhancements to our technology systems, make significant capital expenditures, and utilize management resources. Failure to implement these proposed growth objectives could have a material adverse effect on our business and operating results.

We are exposed to fluctuations in currency exchange rates, which could negatively affect our results of operations.

Our consolidated results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. For the fiscal year ended December 31, 2016, approximately 35% of our revenue was from international sales. The majority of our revenue is denominated in United States Dollars, with the exception of Canada and Ireland, where we invoice primarily in local currencies. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in North America and Europe. Revenue resulting from selling in local currencies and costs incurred in local currencies are exposed to foreign currency exchange rate fluctuations that can affect our operating income. As exchange rates vary, our operating income may differ from expectations. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative instruments.

Taxation and transfer pricing affect our operations.

As a United States (“U.S.”) company doing business in international markets, we are subject to foreign tax and intercompany pricing laws, including those relating to the flow of funds between us and our subsidiaries. These pricing laws are designed to ensure that appropriate levels of income and expense are reported by our U.S. and foreign entities, and that they are taxed appropriately. If regulators challenge our corporate structures, transfer pricing methodologies or intercompany transfers, our operations may be harmed, and our effective tax rate may increase. We are eligible to receive foreign tax credits in the U.S. for certain foreign taxes actually paid abroad. In the event any audits or assessments are concluded adversely to us, we may not be able to offset the consolidated effect of foreign income tax assessments through the use of U.S. foreign tax credits. Because the laws and regulations governing U.S. foreign tax credits are complex and subject to periodic legislative amendment, we cannot be sure that we would in fact be able to take advantage of any foreign tax credits in the future. The various customs, exchange control and transfer pricing laws are continually changing, and are subject to the interpretation of governmental agencies.

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

We outsource our manufacturing and anticipate continued reliance on third-party manufacturers for the production of our products.

We rely on third-party manufacturers to produce products required to meet our quality and market needs. We plan to continue to rely upon contract manufacturers to produce our products.

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

Our business is highly dependent upon our information technology infrastructure (websites, supply chain, and enterprise resource planning applications) to manage effectively and efficiently our operations, including order entry, customer billing, accurately tracking purchases and managing accounting, finance and inventory. The occurrences of natural disasters, security breaches or other unanticipated problems could result in interruptions in our day-to-day business that could adversely affect us.

Our share price has been and may continue to be volatile.

The market price of our common shares is subject to significant fluctuations in response to a multitude of factors, including variations in our quarterly operating results and financial condition. Factors other than our financial results that may affect our share price include, but are not limited to, market expectations of our performance, market perception or our industry, the activities of our managers, customers, and investors, and the level of perceived growth in the industry in which we participate, general trends in the markets for our products, general economic business and political conditions in the countries and regions in which we conduct our business, and changes in government regulation affecting our business, many of which are not within our control.

We may, in the future, issue additional shares of common stock and/or preferred stock, which would reduce investors’ percent of ownership and may dilute our share value.

Our articles of incorporation, as amended, authorize the issuance of 100,000,000 shares of common stock and 10,000,000 shares of preferred stock. As of December 31, 2016, we did not have any outstanding shares of preferred stock. The future issuance of common stock and preferred stock may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

We may issue shares of preferred stock in the future that may adversely impact your rights as holders of our common stock.

Our Board has the authority to fix and determine the relative rights and preferences of our authorized but undesignated preferred stock, as well as the authority to issue shares of such preferred stock, without further stockholder approval. As a result, our Board could authorize the issuance of a series of preferred stock that would grant to holders preferred rights to our assets upon liquidation, the right to receive dividends before dividends are declared to holders of our common stock, and the right to the redemption of such preferred stock, together with a premium, prior to the redemption of the common stock. To the extent that we do issue such additional shares of preferred stock, your rights as holders of common stock could be impaired thereby, including, without limitation, dilution of your ownership interests in us. In addition, shares of preferred stock could be issued with terms calculated to delay or prevent a change in control or make removal of management more difficult, which may not be in your interest as a holder of common stock.

Our convertible promissory note agreements contain covenants that limit our ability to incur additional debt and grant liens on assets.

Our convertible promissory note agreements that we have entered into with Ryan Drexler contain restrictive covenants that limit our ability to, among other things, incur additional debt and grant liens on assets. If we fail to comply with the restrictions in these convertible promissory note agreements, a default may allow Mr. Drexler to accelerate the related debt and to exercise his remedies under the agreement, which includes the right to declare the principal amount of that debt, together with accrued and unpaid interest and other related amounts, immediately due and payable, and to exercise any remedies he may have to foreclose on assets that are subject to liens securing that debt.

For additional details regarding our indebtedness, see Note 9 to the accompanying Consolidated Financial Statements.

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

Our common stock is quoted on the OTCQB, which may have an unfavorable impact on our stock price and liquidity.

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

Our articles of incorporation, our amended and restated by-laws, and Nevada law could deter a change of our management, which could discourage or delay offers to acquire us.

Certain provisions of Nevada law and of our articles of incorporation, and by-laws, as amended, could discourage or make it more difficult to accomplish a proxy contest or other change in our management or the acquisition of control by a holder of a substantial amount of our voting stock. It is possible that these provisions could make it more difficult to accomplish, or could deter transactions that stockholders may otherwise consider to be in their best interests or in our best interests. These provisions include:

•	requiring stockholders who wish to request a special meeting of the stockholders to disclose certain specified information in such request and to deliver such request in a specific way within a certain timeframe, which may inhibit or deter stockholders from requesting special meetings of the stockholders;
16

•	requiring that stockholders who wish to act by written consent request a record date from us for such action and such request must include disclosure of certain specified information, which may inhibit or deter stockholders from acting by written consent;
•	establishing the Board as the sole entity to fill vacancies of the Board, which lengthens the time needed to elect a new majority of the Board;
•	establishing a two-thirds majority vote of the stockholders to remove a director from the Board, as opposed to a simple majority, which lengthens the time needed to elect a new majority of the Board; and
•	establishing that any person who acquires equity in us shall be deemed to have notice and consented to the forum selection provision of our Bylaws requiring actions to be brought only in New York, which may inhibit or deter stockholders actions (i) on behalf of us; (ii) asserting claims of breach of fiduciary duty by officers or directors of us; or (iii) arising out of the Nevada Revised Statutes, and establishing more detailed disclosure in any stockholder’s advance notice to nominate a new member of the Board, including specified information regarding such nominee, which may inhibit or deter such nomination and lengthen the time needed to elect a new majority of the Board.

In addition, the “business combination” provisions of the Nevada Revised Statutes prohibit certain business combinations between Nevada corporations and “interested stockholders” for three years after the “interested stockholder” first becomes an “interested stockholder,” unless the corporation’s board of directors approves the combination in advance. For purposes of Nevada law, an “interested stockholder” is any person who is (i) the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the outstanding voting shares of the corporation, or (ii) an affiliate or associate of the corporation and at any time within the three previous years was the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the then outstanding shares of the corporation. The definition of the term “business combination” is sufficiently broad to cover virtually any kind of transaction that would allow a potential acquirer to use the corporation’s assets to finance the acquisition or otherwise to benefit its own interests rather than the interests of the corporation and its other stockholders. This business combination law may potentially discourage parties from, or make it more difficult for parties to, take control of the Company.

Further, the Nevada Revised Statutes contain a provision governing “acquisition of controlling interest”. This law provides generally that any person or entity that acquires 20% or more of the outstanding voting shares of a publicly-held Nevada corporation in the secondary public or private market may be denied voting rights with respect to the acquired shares, unless a majority of the disinterested shareholders of the corporation elects to restore such voting rights in whole or in part. The control share acquisition act provides that a person or entity acquires “control shares” whenever it acquires shares that, but for the operation of the control share acquisition act, would bring its voting power within any of the following three ranges: 20 to 331/3%, 331/3 to 50%; or more than 50%.

A “control share acquisition” is generally defined as the direct or indirect acquisition of either ownership or voting power associated with issued and outstanding control shares. The shareholders or board of directors of a corporation may elect to exempt the stock of the corporation from the provisions of the control share acquisition act through adoption of a provision to that effect in the articles of incorporation or bylaws of the corporation. Our articles of incorporation and bylaws do not exempt our common stock from the control share acquisition act.

The control share acquisition act is applicable only to shares of “Issuing Corporations” as defined by the Nevada law. An Issuing Corporation is a Nevada corporation, which (i) has 200 or more shareholders, with at least 100 of such shareholders being both shareholders of record and residents of Nevada; and (ii) does business in Nevada directly or through an affiliated corporation.

At this time, we do not have 100 shareholders of record resident of Nevada. Therefore, the provisions of the control share acquisition act do not apply to acquisitions of our shares and will not until such time as these requirements have been met. At such time as they may apply, the provisions of the control share acquisition act may discourage companies or persons interested in acquiring a significant interest in or control of us, regardless of whether such acquisition may be in the interest of our shareholders.

Item 1B. Unresolved Staff comments

None.

Item 2. Properties

As of December 31, 2016, we operated in leased office and warehouse facilities across the U.S., Canada and Ireland totaling approximately 86,000 square feet, including approximately 30,000 square feet for our corporate headquarters and MP Sports Science Center in Denver, Colorado. We do not own any real property. Our office space and locations as of December 31, 2016 can be seen in the below table.

Location	Function	Approximate Square Feet	Expiration Date of Lease	Monthly Rent
Denver, CO	Company Headquarters, MP Sports Science Center	30,302	December 31, 2020		$10,500
Burlington, Ontario, Canada	MP Canada subsidiary	2,390	December 31, 2018	CAD	3,286
Spring Hill, TN	Warehouse and distribution	52,740	June 30, 2020		$21,450
Dublin, Ireland	European sales and operations	301	December 31, 2017		€1,800

Item 3. Legal Proceedings

In the normal course of business or otherwise, we may become involved in legal proceedings. We will accrue a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. The accrual for a litigation loss contingency might include, for example, estimates of potential damages, outside legal fees and other directly related costs expected to be incurred. As of December 31, 2016, we were involved in the following material legal proceedings described below. These are not the only legal proceedings in which we are involved. We are involved in additional legal proceedings in the ordinary course of our business and otherwise.

Supplier Complaint

In January 2016, ThermoLife International LLC (“ThermoLife”), a supplier of nitrates to MusclePharm, filed a complaint against us in Arizona state court. In its complaint, ThermoLife alleges that we failed to meet minimum purchase requirements contained in the parties’ supply agreement. In March 2016, we filed an answer to ThermoLife’s complaint, denying the allegations contained in the complaint, and filed a counterclaim alleging that ThermoLife breached its express warranty to MusclePharm because ThermoLife’s products were defective and could not be incorporated into our products. Therefore, we believe that ThermoLife’s complaint is without merit. The lawsuit is currently in the discovery phase.

Former Executive Lawsuit

In December 2015, we accepted notice by Mr. Richard Estalella (“Estalella”) to terminate his employment as our President. Although Estalella sought to terminate his employment with us for “Good Reason,” as defined in Estalella’s employment agreement with us (the “Employment Agreement”), we advised Estalella that it deemed his resignation to be without Good Reason.

In February 2016, Estalella filed a complaint in Colorado state court against us and Ryan Drexler, Chairman of the Board, Chief Executive Officer and President, alleging, among other things, that we breached the Employment Agreement, and seeking certain equitable relief and unspecified damages. We believe Estalella’s claims are without merit. At our 2016 Annual Meeting of Stockholders in June 2016, Estalella was not reelected to the Board and is no longer a member of the Board. As of the date of this report, we have evaluated the potential outcome of this lawsuit and recorded the liability consistent with its policy. The lawsuit is currently in the discovery phase.

Shareholder Derivative Complaint

In October 2015, Brian D. Gartner, derivatively and on behalf of MusclePharm Corporation, filed a verified shareholder derivative complaint in the 8th District Court, State of Nevada, Clark County (No. A-15-726810-B) alleging, among other things, breaches of fiduciary duty as members of the Board and/or executive officers of the Company against Brad Pyatt, Lawrence S. Meer, Donald W. Prosser, Richard Estalella, Jeremy R. Deluca, Michael J. Doron, Cory Gregory, L. Gary Davis, James J. Greenwell, John H. Bluher and Daniel J. McClory. Mr. Gartner alleges a series of accounting and disclosure failures resulted in the filing of materially false and misleading filings with the SEC from 2010 through July 2014, resulting in settlement with the SEC requiring payment of $700,000 of civil penalties. In December 2016, the case was dismissed without prejudice.

Insurance Carrier Lawsuit

We are engaged in litigation with Liberty arising out of Liberty’s denial of coverage. In 2014, we sought coverage under an insurance policy with Liberty for claims against our directors and officers arising out of an investigation by the Securities and Exchange Commission. Liberty denied coverage, and on February 12, 2015, we filed a complaint in the District Court, City and County of Denver, Colorado against Liberty claiming wrongful and unreasonable denial of coverage for the cost and expenses incurred in connection with the SEC investigation and related matters. Liberty removed the complaint to the United States District Court for the District of Colorado, which in August 2016 granted Liberty’s motion for summary judgment, denying coverage and dismissing our claims with prejudice, and denied our motion for summary judgment. We filed an appeal in November 2016. The appeal is currently in the discovery phase and the parties are in active settlement negotiations.

Manchester City Football Group

We are engaged in a dispute with City Football Group Limited (“CFG”), the owner of Manchester City Football Group, concerning amounts allegedly owed by the Company under a Sponsorship Agreement with CFG. In August 2016, CFG commenced arbitration in the United Kingdom against us, seeking approximately $8.3 million for our purported breach of the Agreement. We answered on October 7, 2016. The dispute is currently in arbitration.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The following table shows the reported high and low bid quotations per share for our common stock based upon the closing price. Our common stock is quoted on the OTCQB, which is operated by the OTC Markets Group, under the symbol “MSLP.”

	High	Low
2016
Fourth Quarter	$2.40	$1.54
Third Quarter	$3.10	$2.00
Second Quarter	$3.25	$2.65
First Quarter	$3.55	$1.71

2015
Fourth Quarter	$3.96	$2.00
Third Quarter	$6.19	$2.80
Second Quarter	$6.85	$4.05
First Quarter	$9.84	$3.88

Quotations on the OTCQB reflect bid and ask quotations, may reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions. Our transfer agent is Corporate Stock Transfer, Inc., which is located at 3200 Cherry Creek Drive South, Suite 430, Denver, Colorado 80209.

Holders of Record

As of March 1, 2017, the closing price of our common stock was $1.77, as provided by the OTCQB, and we had 14,111,609 shares of common stock outstanding, held by approximately 317 holders of record of our common stock. The number of holders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker or clearing agency, but does include each such broker or clearing agency as one record holder.

Unregistered Sale of Securities

None.

The Securities Enforcement and Penny Stock Reform Act of 1990

The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure and documentation related to the market for penny stock and for trades in any stock defined as a penny stock. Unless we can trade at over $5.00 per share on the bid, it is more likely than not that our securities, for some period of time, would be defined under that Act as a “penny stock.” As a result, those who trade in our securities may be required to provide additional information related to their eligibility to trade our shares. These requirements present a substantial burden on any person or brokerage firm that plans to trade our securities and could thereby make it unlikely that any liquid trading market would ever result in our securities so long as the provisions of this Act are applicable to our securities.

Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in us will be subject to Rules 15g-1 through 15g-10 of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which:

•	contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of the Exchange Act;
•	contains a brief, clear, narrative description of a dealer market, including “bid” and “ask” prices for penny stocks and the significance of the spread between the bid and ask price;
•	contains a toll-free telephone number for inquiries on disciplinary actions;
•	defines significant terms in the disclosure document or in the conduct of trading penny stocks; and
•	contains such other information and is in such form (including language, type, size and format) as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:

•	the bid and offer quotations for the penny stock;
•	the compensation of the broker-dealer and its salesperson in the transaction;
•	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
•	monthly account statements showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements will have the effect of reducing the trading activity in the secondary market for our stock because it will be subject to these penny stock rules. Therefore, stockholders may have difficulty selling their securities.

Dividend Policy

We have never declared dividends on our common stock, and currently do not plan to declare dividends on shares of our common stock in the foreseeable future. We expect to retain our future earnings, if any, for use in the operation and expansion of our business. Subject to the foregoing, the payment of cash dividends in the future, if any, will be at the discretion of our Board and will depend upon such factors as restrictions in debt agreements, earnings levels, capital requirements, our overall financial condition and any other factors deemed relevant by our Board.

ITEM 6. SELECTED FINANCIAL DATA

The Company qualifies as a smaller reporting company as defined in Item 10(f)(1) of SEC Regulation S-K, and is not required to provide the information required by this Item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a scientifically driven, performance lifestyle company that develops, manufactures, markets and distributes branded nutritional supplements. We offer a broad range of performance powders, capsules, tablets and gels. Our portfolio of recognized brands, including MusclePharm® and FitMiss®, are marketed and sold in more than 120 countries and available in over 50,000 retail outlets globally. These clinically-developed, scientifically-driven nutritional supplements are developed through a six-stage research process that utilizes the expertise of leading nutritional scientists, doctors and universities. We compete in the global supplements market, and currently have subsidiaries in Dublin, Ireland, Hamilton, (Ontario) Canada, and Sydney, Australia.

Outlook and Summary of Significant Transactions and Activities During 2016

During 2016, we made significant progress stabilizing our Company, strengthening the brand and continuing to build our status as a leading nutritional supplement innovator focusing on the needs of all athletes. Following is a brief discussion of our significant accomplishments.

Sale of our BioZone Subsidiary

In May 2016, continuing with our plan to streamline our operations, we completed the sale of our wholly-owned subsidiary, BioZone. See additional information regarding the sale in Note 4 to the accompanying Consolidated Financial Statements.

Terminations and Settlements of Endorsement and Sponsorship Contracts

To facilitate our strategic shift toward more cost-effective marketing and advertising efforts, we renegotiated or terminated a significant amount of our contracts with endorsers and sponsors. We anticipate savings of greater than $25 million over what would have been the life of these contracts. Additionally, during 2016, our licensing and co-branding agreement related to our Arnold Schwarzenegger product line was terminated. We were engaged in a dispute with Mr. Schwarzenegger concerning the termination of these agreements, which was settled in December 2016 and finalized in January 2017. See Note 10 to the accompanying Consolidated Financial Statements for further details.

Completion of our Restructuring Plan

On August 24, 2015, our Board approved a restructuring plan. The approved restructuring plan was designed to reduce costs and to better align our resources for profitable growth. Specifically, through December 31, 2016, the restructuring plan resulted in: 1) reducing our workforce; 2) abandoning certain leased facilities; 3) renegotiating or terminating a number of contracts with endorsers in a strategic shift away from such arrangements and toward more cost-effective marketing and advertising efforts; 4) discontinuing a number of SKUs and writing down inventory to net realizable value, or to zero in cases where the product was discontinued; and 5) writing off certain assets. We have completed the approved restructuring plan, and as such, we do not anticipate any additional restructuring charges.

Settlement of the Capstone Litigation

During November 2016, we settled our dispute with F.H.G. Corporation (d/b/a Capstone Nutrition), INI Parent, Inc., INI Buyer, Inc. and Medley Capital Corporation (together, “Capstone”) arising out of a manufacturing agreement between the parties. We recorded a gain on settlement of $9.1 million for the year ended December 31, 2016. See additional information in Note 6 to the accompanying Consolidated Financial Statements.

Outlook

As we continue to execute our growth strategy and focus on our core operations, we anticipate continued improvement in our operating margins and expense structure. The termination of the Arnold Schwarzenegger product-line licensing agreement, discontinuance of unprofitable SKUs and product families, as well as the migration to new product suppliers have impacted revenue growth for the short-term. However, we anticipate revenue and gross margin to strengthen as we increase focus on our core MusclePharm products. In addition, the sale of our wholly-owned subsidiary, BioZone, in May 2016, enables us to further narrow our focus on core products and further innovate and develop new products. We also anticipate continued savings in advertising and promotions expenses as we focus on effective marketing and advertising strategies and move away from costly celebrity endorsements.

Management’s Plans with Respect to Liquidity and Capital Resources

Management believes the restructuring plan implemented during August 2015, the reduction in ongoing operating costs and expense controls, and the sale of BioZone, will enable us to ultimately be profitable. We have reduced our operating expenses sufficiently so that our ongoing source of revenue is sufficient to cover these expenses for the next twelve months which will allow us to continue as a going concern.

As of December 31, 2016, we had an accumulated deficit of $151.0 million and recurring losses from operations. However, we believe that the aforementioned restructuring and expense reductions will enable us to begin generating profits in the near term. In January 2016, we entered into a secured borrowing arrangement, pursuant to which we have the ability to borrow up to $10.0 million subject to sufficient amounts of accounts receivable to secure the loan. Under this arrangement, during the year ended December 31, 2016, we received $43.7 million in cash and subsequently repaid $41.9 million, including fees and interest, on or prior to December 31, 2016.

As of December 31, 2016, we had approximately $4.9 million in cash and $9.6 million in working capital deficit.

The accompanying Consolidated Financial Statements as of, and for the year ended December 31, 2016, were prepared on the basis of a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. Accordingly, they do not give effect to adjustments that would be necessary should we be required to liquidate our assets.

Our ability to meet our total liabilities of $39.0 million as of December 31, 2016, and to continue as a going concern, is partially dependent on meeting our operating plans, and partially dependent on our Chairman of the Board, Chief Executive Officer and President, Ryan Drexler either converting or extending his two notes prior to or upon their maturity. Mr. Drexler has verbally conveyed his intentions of doing so and this alone would enable the Company to meet its obligations over the next twelve months. In addition, Mr. Drexler has verbally both stated his intent and ability to put more capital into the business if necessary. However, Mr. Drexler is under no obligation to the Company to do so, and we can give no assurances that Mr. Drexler will be willing or able to do so at a future date.

Our ability to continue as a going concern and raise capital for specific strategic initiatives is also dependent on obtaining adequate capital to fund operating losses until we become profitable. We can give no assurances that any additional capital that we are able to obtain, if any, will be sufficient to meet our needs, or that any such financing will be obtainable on acceptable terms.

If we are unable to obtain adequate capital, we could be forced to cease operations or substantially curtail our commercial activities. These conditions, or significant unforeseen expenditures, could raise substantial doubt as to our ability to continue as a going concern. The accompanying Consolidated Financial Statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of these uncertainties.

Results of Operations

Comparison of the Year Ended December 31, 2016 to the Year Ended December 31, 2015

	For the Year Ended December 31,
	2016	2015	$ Change	% Change
	($ in thousands)
Revenue, net	$132,499	$166,858	$(34,359)	(20.6)%
Cost of revenue (1)	88,026	109,927	(21,901)	(19.9)
Gross profit	44,473	56,931	(12,458)	(21.9)
Operating expenses:
Advertising and promotion	10,652	26,985	(16,333)	(60.5)
Salaries and benefits	18,033	31,176	(13,143)	(42.2)
Selling, general and administrative	15,941	19,372	(3,431)	(17.7)
Research and development	1,869	4,251	(2,382)	(56.0)
Professional fees	5,735	6,801	(1,066)	(15.7)
Restructuring and other charges	(3,477)	18,293	(21,770)	(119.0)
Impairment of assets	4,378	—	4,378	N/A
Total operating expenses	53,131	106,878	(53,747)	(50.3)
Loss from operations	(8,658)	(49,947)	41,289	(82.7)
Gain on settlement of accounts payable	9,927	—	9,927	N/A
Loss on sale of subisdiary	(2,115)	—	(2,115)	N/A
Other expense, net	(2,313)	(1,806)	(507)	28.1
Loss before provision for income taxes	(3,159)	(51,753)	48,594	(93.9)
Provision for income taxes	318	105	213	202.9
Net loss	$(3,477)	$(51,858)	$48,381	(93.3)%

(1)	Cost of revenue for the years ended December 31, 2016 and 2015 included restructuring charges of $2.3 million and $2.9 million, respectively, related to write-down of inventory for discontinued products.

The following table presents our operating results as a percentage of revenue, net for the periods presented:

	For the Year Ended December 31,
	2016	2015
Revenue, net	100%	100%
Cost of revenue	66	66
Gross profit	34	34
Operating expenses:
Advertising and promotion	8	16
Salaries and benefits	14	19
Selling, general and administrative	12	12
Research and development	2	2
Professional fees	4	4
Restructuring and other charges	(3)	11
Impairment of assets	3	—
Total operating expenses	40	64
Loss from operations	(6)	(30)
Gain on settlement of accounts payable	7	—
Loss on sale of subisdiary	(2)	—
Other expense, net	(2)	(1)
Loss before provision for income taxes	(3)	(31)
Provision for income taxes	—	—
Net loss	(3)%	(31)%

Revenue, net

We derive our revenue through the sales of our various branded nutritional supplements. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collection is reasonably assured which generally occurs upon shipment or delivery of the products. We record sales incentives as a direct reduction of revenue for various discounts provided to our customers consisting primarily of volume incentive rebates and advertising related credits. We accrue for sales discounts over the period they are earned. Sales discounts are a significant part of our marketing plan to our customers as they help drive increased sales and brand awareness with end users through promotions that we support through our distributors and re-sellers.

Net revenue decreased $34.4 million, or 20.6%, to $132.5 million for the year ended December 31, 2016, compared to $166.9 million for the year ended December 31, 2015. Net revenue for the year ended December 31, 2016 decreased primarily due to the termination of the Arnold Schwarzenegger product-line licensing agreement, the sale of our BioZone subsidiary, and certain other products being discontinued. Sales of the Arnold Schwarzenegger product line decreased $26.2 million for the year ended December 31, 2016 compared to the same period in 2015. Revenue from our BioZone subsidiary decreased $7.4 million for the year ended December 31, 2016 compared to the same period in 2015. Discounts and sales allowances increased to 21% of gross revenue, or $34.6 million, for the year ended December 31, 2016 from 15% of gross revenue, or $29.5 million for the same period in 2015. The increase in discounts and allowances is primarily related to promotions of new product introductions and discounts and allowances on existing products with key customers.

During the year ended December 31, 2016, our largest customer, Costco, accounted for approximately 20% of our net revenue. During the year ended December 31, 2015, our three largest customers, Costco, GNC, and Bodybuilding.com, each individually accounted for more than 10% of our net revenue, and in total represented 41% of our net revenue.

Cost of Revenue and Gross Margin

Cost of revenue for MusclePharm products is directly related to the production, manufacturing, and freight-in of the related products purchased from third party contract manufacturers. We mainly ship customer orders from our distribution centers in Spring Hill, Tennessee and Pittsburg, California, the latter of which was closed during the third quarter of 2016. The facilities are operated with our equipment and employees, and we own the related inventory. We also use contract manufacturers to drop ship products directly to our customers.

In addition, BioZone manufactured products and, therefore, derived costs of revenue through the costs of raw materials, direct labor, freight-in and other supply and equipment expenses. We mainly shipped BioZone customer orders from our distribution center in Pittsburg, California. We completed the sale of BioZone during the second quarter of 2016, and closed the distribution center during the third quarter of 2016.

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

Our gross profit fluctuates due to several factors, including sales incentives, new product introductions and upgrades to existing product lines, changes in customer and product mixes, the mix of product demand, shipment volumes, our product costs, pricing, and inventory write-downs. Cost of revenue is expected to decrease over time as a percentage of revenue due primarily to our focus on supply chain efficiency and negotiating better pricing with our manufacturers.

Costs of revenue decreased 19.9% to $88.0 million for the year ended December 31, 2016, compared to $109.9 million for the same period in 2015. Accordingly, gross profit for the year ended December 31, 2016 decreased $12.5 million to $44.5 million compared to $56.9 million for the same period 2015. Gross profit margin was 34% for both years ended December 31, 2016 and 2015.

Operating Expenses

Operating expenses for the year ended December 31, 2016 were $53.1 million, compared to $106.9 million for the same period in 2015. During the third quarter of 2015, we commenced our restructuring plan, which resulted in $18.3 million of expense compared to a credit of $3.5 million during the current year. Additionally, our advertising and promotion expenses decreased $16.3 million due to our focus on lower cost advertising, including social media and our salaries and benefits decreased by $13.1 million. See additional discussion below.

Advertising and Promotion

Our advertising and promotion expenses consist primarily of digital, print and media advertising, athletic endorsements and sponsorships, promotional giveaways, trade show events and various partnering activities with our trading partners. Prior to our restructuring during the third quarter of 2015, advertising and promotions were a large part of both our growth strategy and brand awareness. We built strategic partnerships with sports athletes and fitness enthusiasts through endorsements, licensing, and co-branding agreements. Additionally, we co-developed products with sports athletes and teams. In connection with our restructuring plan, we have terminated the majority of these contracts in a strategic shift away from such costly arrangements, and moved toward more cost-effective brand partnerships as well as grass-roots marketing and advertising efforts. We expect our advertising and promotion expenses to decrease in future periods as we seek to leverage existing brand recognition and move towards lower cost advertising outlets including social media and trade advertising.

Advertising and promotion expenses decreased 60.5% to $10.7 million for the year ended December 31, 2016, or 8% of revenue, compared to $27.0 million, or 16% of revenue, for the same period in 2015. Advertising and promotion expenses for the year ended December 31, 2016 and 2015 included expenses related to strategic partnerships with athletes and sports teams. The expense associated with these partnerships decreased by $11.8 million as our agreement with the UFC expired during the fourth quarter of 2015 and we renegotiated or terminated a number of contracts as part of our restructuring activities. Additionally, miscellaneous advertising expenses decreased by $2.0 million, product giveaway costs decreased by $1.6 million, trade show expense decreased by $1.4 million and fees paid for athlete appearances decreased by $1.1 million. These decreases were partially offset by an increase in partnership advertising of $1.8 million.

Salaries and Benefits

Salaries and benefits consist primarily of salaries, bonuses, benefits, and stock-based compensation. Personnel costs are a significant component of our operating expenses. During the third quarter of 2015, we executed a restructuring plan, resulting in a reduction in our workforce that concluded during the third quarter of 2016. Salaries and benefits are anticipated to continue to decrease due to potential additional headcount reductions, limited headcount additions, as well as a reduction of future restricted stock awards, and a reduction in amortization of existing stock-based grants.

Salaries and benefits decreased 42.2% to $18.0 million, or 14% of revenue, for the year ended December 31, 2016 compared to $31.2 million, or 19% of revenue, for the same period in 2015. Stock-based compensation expense decreased $6.9 million and other compensation expense decreased by $6.2 million related to the reduction of headcount as part of the restructuring plan. These cost reductions were offset by compensation paid to former CEO Brad Pyatt who resigned from MusclePharm in March 2016 (see Note 12 to the accompanying Consolidated Financial Statements) and accounts for $6.2 million of the $18.0 million of salaries and benefits. Without this isolated event, salaries and benefits for the year ended December 31, 2016 would have been $11.8 million, which would have been a 62% reduction compared to the same period in 2015.

Selling, General and Administrative

Our selling, general and administrative expenses consist primarily of depreciation and amortization, information technology equipment and network costs, facilities related expenses, director’s fees, which include both cash and stock-based compensation, insurance, rental expenses related to equipment leases, supplies, legal settlement costs, and other corporate expenses.

Selling, general and administrative expenses decreased 17.7% to $15.9 million, or 12% of revenue, for the year ended December 31, 2016 compared to $19.4 million, also 12% of revenue, for the same period in 2015. The decrease was primarily due to lower office expenses and other miscellaneous cost savings of $1.4 million, lower freight expense of $0.7 million, a decrease in rent expense of $0.6 million, lower depreciation and amortization of $0.6 million, lower fees of $0.5 million, which included a one-time restricted share grant to a financial institution of $0.4 million in 2015 and other bank fees, offset by a $0.2 million increase related to information technology.

Research and Development

Research and development expenses consist primarily of R&D personnel salaries, bonuses, benefits, and stock-based compensation, product quality control, which includes third-party testing, and research fees related to the development of new products. We expense research and development costs as incurred.

Research and development expenses decreased 56.0% to $1.9 million, or 2% or revenue, for the year ended December 31, 2016 compared to $4.3 million, also 2% of revenue, for the same period in 2015. The decrease was primarily due to the sale of BioZone and a reduction in salaries and benefits and research fees.

Professional Fees

Professional fees consist primarily of legal fees, accounting and audit fees, consulting fees, which includes both cash and stock-based compensation, and investor relations costs. We expect our professional fees to decrease as we rationalize our professional service providers and focus on key initiatives. Also, as our ongoing legal matters are reduced, we expect to see a further decline in legal costs for specific settlement activities. We intend to continue to invest in strengthening our governance, internal controls, and process improvements which may require some support from third-party service providers.

Professional fees decreased 15.7% to $5.7 million, or 4% of revenue, for the year ended December 31, 2016, compared to $6.8 million, or also 4% of revenue, for the same period in 2015. The decrease was primarily due to a decrease in public relations fees of $1.4 million, fees related to the SEC investigation of $0.4 million, and lower consulting fees of $0.4 million. These decreases were offset by an increase in legal fees of $1.6 million due to ongoing litigation.

Restructuring and Other Charges

For the year ended December 31, 2016, we recorded a credit in “Restructuring and other charges” of $3.5 million which primarily included: (i) an expense credit of $4.8 million related to the release of the restructuring accrual of $7.0 million which was expensed during the year ended December 31, 2015, offset by the cash payment of $2.2 million related to the settlement agreement which terminated all future commitments between ETW Corporation (“ETW”) and the Company (see Note 15 to the accompanying Consolidated Financial Statements); (ii) $1.4 million related to write-off of long-lived assets related to the abandonment of certain lease facilities; and (iii) $0.9 million related to severance and other employee compensation costs. The restructuring plan was substantially complete as of December 31, 2016.

For the year ended December 31, 2015, we recorded expenses of $18.3 million in “Restructuring and other charges” primarily comprised of: (i) $7.7 million related to cancellation of certain contracts and sponsorship agreements, primarily related to the ETW commitment; (ii) write-down of prepaid stock compensation related to terminated endorsement agreements of $5.4 million; (iii) $2.7 million related to the accelerated vesting of 657,310 shares of restricted stock for severed employees; (iv) $1.4 million related to severance and benefit costs related to terminated employees; and (v) $0.9 million for costs associated with permanently vacating certain leased facilities, including $0.4 million write-off of long-lived assets.

Impairment of Assets

During the year ended December 31, 2016, we determined that certain prepaid manufacturing costs and our investment in a warrant to purchase Capstone’s parent company, which totaled $2.4 million, were impaired due to Capstone’s sale of their primary powder manufacturing facility in June 2016 and the termination of our manufacturing relationship with them. See additional information in Note 6 to the accompanying Consolidated Financial Statements. Additionally, during the year ended December 31, 2016, $2.0 million of intangible assets, prepaid assets and inventory related to the Arnold Schwarzenegger product line was written off. Per the agreement to terminate the product line, no further use of his likeness or sales of the inventory were allowed and therefore, we disposed of all the remaining product in inventory.

Gain on Settlement of Accounts Payable

During November 2016, we settled our dispute with Capstone arising out of a manufacturing agreement between the parties. We recorded a gain on settlement of $9.1 million for the year ended December 31, 2016. See additional information in Note 6 of the accompanying Consolidated Financial Statements. In addition, we negotiated the reduction of various accounts, resulting in a total gain of $9.9 million.

Loss on Sale of Subsidiary

During the year ended December 31, 2016, we sold our wholly-owned subsidiary, BioZone, for a loss of $2.1 million. See additional information in Note 4 to the accompanying Consolidated Financial Statements. The loss on the sale of BioZone primarily related to the subsidiary’s pre-tax losses for 2016. Pre-tax loss for BioZone for the year ended December 31, 2016 was $1.5 million, which represented the operations through the disposition date in May 2016.

Other Expense, net

For the years ended December 31, 2016 and 2015, “Other expense, net” consisted of the following (in thousands):

	For the Year Ended December 31,
	2016	2015
Other expense, net:
Interest expense, related party	$(682)	$(33)
Interest expense, other	(258)	(746)
Interest expense, secured borrowing arrangement	(702)	—
Foreign currency transaction gain (loss)	23	(1,047)
Other	(694)	20
Total other expense, net	$(2,313)	$(1,806)

Net other expense for the year ended December 31, 2016 increased 28.1%, or $0.5 million, compared to the same period in 2015. The increase in net other expense was primarily related to financing and factoring fees and other miscellaneous expenses.

Provision for Income Taxes

Provision for income taxes consists primarily of federal and state income taxes in the U.S. and income taxes in foreign jurisdictions in which we conduct business. Due to uncertainty as to the realization of benefits from our deferred tax assets, including net operating loss carry-forwards, research and development and other tax credits, we have a full valuation allowance reserved against such assets. We expect to maintain this full valuation allowance at least in the near term.

Liquidity and Capital Resources

Since the inception of MusclePharm, other than cash from product sales, our primary source of cash has been from the sale of equity, issuance of convertible secured promissory notes and other short-term debt as discussed below. Management believes the restructuring plan implemented during August 2015, the reduction in ongoing operating costs and expense controls, and the sale of BioZone, will enable us to ultimately be profitable. We have reduced our operating expenses sufficiently so that our ongoing source of revenue is sufficient to cover these expenses for the next twelve months which will allow us to continue as a going concern.

As of December 31, 2016, we had an accumulated deficit of $151.0 million and recurring losses from operations. However, we believe that the aforementioned restructuring and expense reductions will enable us to begin generating profits in the near term. In January 2016, we entered into a secured borrowing arrangement, pursuant to which we have the ability to borrow up to $10.0 million subject to sufficient amounts of accounts receivable to secure the loan. Under this arrangement, during the year ended December 31, 2016, we received $43.7 million in cash and subsequently repaid $41.9 million, including fees and interest, on or prior to December 31, 2016.

As of December 31, 2016, we had approximately $4.9 million in cash and $9.6 million in working capital deficit. The working capital deficit is impacted by the $16.5 million of convertible notes held by our Chairman of the Board, Chief Executive Officer and President, Ryan Drexler and non-recurring costs associated with the cancellation of endorsement agreements in the amount of approximately $4 million. Without these specific items, our balance sheet would reflect a working capital surplus of approximately $11 million.

Our ability to meet our total liabilities of $39.0 million as of December 31, 2016, and to continue as a going concern, is partially dependent on meeting our operating plans, and partially dependent on our Chairman of the Board, Chief Executive Officer and President, Ryan Drexler either converting or extending his two notes prior to or upon their maturity. Mr. Drexler has verbally conveyed his intentions of doing so and this alone would enable the Company to meet its obligations over the next twelve months. In addition, Mr. Drexler has verbally both stated his intent and ability to put more capital into the business if necessary. However, Mr. Drexler is under no obligation to the Company to do so, and we can give no assurances that Mr. Drexler will be willing or able to do so at a future date.

The accompanying Consolidated Financial Statements as of, and for the year ended December 31, 2016, were prepared on the basis of a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. Accordingly, they do not give effect to adjustments that would be necessary should we be required to liquidate our assets. The accompanying Consolidated Financial Statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of these uncertainties.

Our net consolidated cash flows are as follows (in thousands):

	For the Year Ended December 31,
	2016	2015
Consolidated Statements of Cash Flows Data:
Net cash (used in) provided by operating activities	$(15,068)	$5,492
Net cash provided by (used in) investing activities	5,395	(3,047)
Net cash provided by financing activities	7,522	3,722
Effect of exchange rate changes on cash	13	(106)
Net change in cash	$(2,138)	$6,061

Operating Activities

Our cash (used in) provided by operating activities is driven primarily by sales of our products and vendor provided credit. Our primary uses of cash from operating activities have been for inventory purchases, advertising and promotion expenses, personnel-related expenditures, manufacturing costs, professional fees, costs related to our facilities, and legal fees. Our cash flows from operating activities will continue to be affected principally by the results of operations and the extent to which we increase spending on personnel expenditures, sales and marketing activities, and our working capital requirements.

Our operating cash flows were $20.6 million lower for the year ended December 31, 2016 compared to the same period in 2015. The variance primarily relates to the net change in net operating assets and liabilities, which resulted in a use of cash of $15.4 million for the year ended December 31, 2016 compared to a source of cash of $18.7 million for the same period in 2015. During the year ended December 31, 2016, the decrease in liabilities related to accounts payable and accrued liabilities resulted in a $20.8 million decrease in working capital. These decreases were offset by a reduction in our accounts receivable balance, which provided a source of working capital of $7.3 million. During the year ended December 31, 2015, increases in accounts payable and accrued liabilities provided $19.3 million in working capital and the accrual of restructuring charges provided $7.3 million. These sources were offset by an increase in prepaid sponsorship and endorsement fees and other prepaid expenses which used $6.8 million and $2.2 million, respectively. These changes in working capital were offset by net loss adjusted for non-cash charges, which resulted in a source of cash of $0.3 million for the year ended December 31, 2016, compared to a use of cash of $13.2 million for the same period in 2015.

Investing Activities

Cash provided by investing activities was $5.4 million for the year ended December 31, 2016, primarily due to the cash proceeds from sale of BioZone totaling $5.9 million, offset by cash purchases of property and equipment of $0.5 million.

Cash used in investing activities of $3.0 million for the year ended December 31, 2015, was primarily due to a cash payment of $0.9 million related to MusclePharm apparel rights acquisition, an investment in a contract manufacturer of $1.0 million related to our opportunity to acquire Capstone and purchase of property and equipment of $1.5 million, partially offset by proceeds from disposal of property and equipment of $0.5 million.

Financing Activities

Cash provided by financing activities was $7.5 million for the year ended December 31, 2016, primarily due to the proceeds from the second convertible secured promissory note with Mr. Ryan Drexler, our Chairman of the Board, Chief Executive Officer and President, of $11.0 million and proceeds from our secured borrowing arrangement, offset by repayment on our line of credit of $3.0 million and repayment of a term loan of $2.9 million.

Cash provided by financing activities of $3.7 million for the year ended December 31, 2015 was primarily due to proceeds from the first convertible secured promissory note with Mr. Ryan Drexler of $6.0 million and proceeds from our term loan of $4.0 million, offset by net payment on our line of credit of $5.0 million.

Indebtedness Agreements

Related-Party Convertible Notes

In November 2016, the Company entered into a convertible secured promissory note agreement (the “2016 Convertible Note”) with Mr. Ryan Drexler, the Company’s Chairman of the Board, Chief Executive Officer and President, pursuant to which Mr. Drexler loaned the Company $11.0 million. Proceeds from the 2016 Convertible Note were used to fund the Settlement Agreement with Capstone. See Note 6 to the accompanying Consolidated Financial Statements for additional information. The 2016 Convertible Note is secured by all of our and our subsidiaries’ assets and properties, whether tangible or intangible. The 2016 Convertible Note carries interest at a rate of 10% per annum, or 12% if there is an event of default. Both the principal and the interest under the 2016 Convertible Note are due on November 8, 2017, unless converted earlier. Mr. Drexler may convert the outstanding principal and accrued interest into 6,010,929 shares of the Company’s common stock for $1.83 per share at any time. The Company may prepay the 2016 Convertible Note at the aggregate principal amount therein, plus accrued interest, by giving Mr. Drexler between 15 and 60 day-notice depending upon the specific circumstances, provided that Mr. Drexler may convert the 2016 Convertible Note during the applicable notice period. The Company recorded the 2016 Convertible Note as a liability in the balance sheet and also recorded a beneficial conversion feature of $601,000 as a debt discount upon issuance of the convertible note, which is being amortized over the term of the debt using the effective interest method. The beneficial conversion feature was calculated based on the difference between the fair value of common stock on the transaction date and the effective conversion price of the convertible note. As of December 31, 2016, the 2016 Convertible Note had an outstanding principal balance of $11.0 million and a carrying value of $10.5 million.

In December 2015, the Company entered into a convertible secured promissory note agreement (the “2015 Convertible Note”) with Mr. Drexler, pursuant to which he loaned the Company $6.0 million. Proceeds from the 2015 Convertible Note were used to fund working capital requirements. The 2015 Convertible Note is secured by all of our and our subsidiaries’ assets and properties, whether tangible or intangible. The 2015 Convertible Note originally carried an interest at a rate of 8% per annum, or 10% in the event of default. Both the principal and the interest under the 2015 Convertible Note were originally due in January 2017. The due date of the 2015 Convertible note was extended to November 8, 2017 and the interest rates were raised to 10% per annum, or 12% in the event of default. See Note 19 to the accompanying Consolidated Financial Statements for further information. Mr. Drexler may convert the outstanding principal and accrued interest into 2,608,695 shares of common stock for $2.30 per share at any time. The Company may prepay the convertible note at the aggregate principal amount therein plus accrued interest by giving the holder between 15 and 60 day-notice, depending upon the specific circumstances, provided that Mr. Drexler may convert the 2016 Convertible Note during the applicable notice period. The Company recorded the 2015 Convertible Note as a liability in the balance sheet and also recorded a beneficial conversion feature of $52,000 as a debt discount upon issuance of the 2015 Convertible Note, which is being amortized over the term of the debt using the effective interest method. The beneficial conversion feature was calculated based on the difference between the fair value of common stock on the transaction date and the effective conversion price of the convertible note. As of December 31, 2016 and 2015, the 2015 Convertible Note had an outstanding principal balance of $6.0 million. In connection with the Company entering into the 2015 Convertible Note with Mr. Drexler, the Company granted Mr. Drexler the right to designate two directors to the Board.

For the years ended December 31, 2016 and 2015, interest expense related to the related party convertible secured promissory notes was $0.7 million and $33,000, respectively. During the year ended December 31, 2016, $0.5 million in interest was paid in cash to Mr. Drexler. No interest was paid during the year ended December 31, 2015.

Secured borrowing arrangement

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

During the year ended December 31, 2016, the Company sold to Prestige accounts with an aggregate face amount of approximately $54.6 million, for which Prestige paid to the Company approximately $43.7 million in cash. During the year ended December 31, 2016, $41.9 million was subsequently repaid to Prestige, including fees and interest. The proceeds from the initial assignment to Prestige under this secured borrowing arrangement were primarily utilized to pay off the balance of the existing line of credit and term loan with ANB Bank.

Contractual Obligations

Our principal commitments consist of obligations under operating leases for office and warehouse facilities, capital leases for manufacturing and warehouse equipment, debt, restructuring liability and non-cancelable endorsement and sponsorship agreements. The following table summarizes our commitments to settle contractual obligations in cash as of December 31, 2016:

	Payments Due by Period
	1 Year	2 to 3 Years	4 to 5 Years	Thereafter	Total
	(in thousands)
Operating lease obligations(1)	$435	$810	$268	$—	$1,513
Capital lease obligations	194	301	50	—	545
Secured borrowing arrangement	2,681	—	—	—	2,681
Convertible notes with a related party(2)	18,558	—	—	—	18,558
Restructuring liability	614	183	25	—	822
Settlement agreement	2,000	—	—	—	2,000
Other contractual obligations(3)	4,641	6,261	1,040	—	11,942
Total	$29,123	$7,555	$1,383	$—	$38,061

(1)	The amounts in the table above excluded operating lease expenses which were abandoned in conjunction with our restructuring plans and is included within the caption Restructuring liability.
(2)	See “Indebtedness Agreements” above. Amount includes interest.
(3)	Other contractual obligations consist of non-cancelable endorsement and sponsorship agreements and the minimum purchase requirement with BioZone. See Note 4 to the accompanying Consolidated Financial Statements for further information.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2016.

Non-GAAP Adjusted EBITDA

In addition to disclosing financial results calculated in accordance with U.S. Generally Accepted Accounting Principles, (“GAAP”), this Form 10-K discloses Adjusted EBITDA, which is net loss adjusted for income taxes, depreciation and amortization of property and equipment, amortization of intangible assets, provision for doubtful accounts, amortization of prepaid stock compensation, amortization of prepaid sponsorship fees, stock-based compensation, issuance of common stock warrants, other expense, net, loss on sale of subsidiary, gain on settlements, restructuring, and asset impairment charges. Management believes that these non-GAAP measures provide investors with important additional perspectives into our ongoing business performance.

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

Set forth below are reconciliations of our reported GAAP net loss to Adjusted EBITDA (in thousands):

		Three Months Ended					Three Months Ended
	Year Ended Dec. 31, 2016	Dec. 31, 2016	Sept. 30, 2016	June 30, 2016	Mar. 31, 2016	Year Ended Dec. 31, 2015	Dec. 31, 2015	Sept. 30, 2015	June 30, 2015	Mar. 31, 2015
Net income (loss)	$(3,477)	$8,771	$(1,447)	$(4,196)	$(6,605)	$(51,858)	$(9,706)	$(27,648)	$(7,025)	$(7,479)
Non-GAAP adjustments:
Stock-based compensation	5,304	323	(116)	427	4,670	12,705	4,015	2,154	4,013	2,523
Restructuring and asset impairment charges	3,186	(970)	1,920	—	2,236	21,235	3,323	17,912	—	—
Gain on settlement of accounts payable	(9,927)	(9,927)	—	—	—	—	—	—	—	—
Loss on sale of subsidiary	2,115	—	—	2,115	—	—	—	—	—	—
Amortization of prepaid sponsorship fees	1,235	180	211	146	698	6,255	892	2,111	1,821	1,431
Other expense, net	2,313	1,009	117	516	671	1,806	716	559	348	183
Amortization of prepaid stock compensation	938	—	—	235	703	3,901	703	962	1,127	1,109
Depreciation and amortization of property and equipment	1,551	389	346	389	427	1,760	430	492	456	382
Amortization of intangible assets	576	80	80	196	220	1,055	279	278	273	225
Stock-based compensation related to issuance of common stock to a related party for guaranty of debt	—	—	—	—	—	80	80	—	—	—
(Recovery) provision for doubtful accounts	386	152	225	43	(34)	219	51	70	68	30
Issuance of common stock warrants to third parties for services	6	—	—	3	3	65	3	12	17	33
Provision for income taxes	318	180	—	7	131	105	1	71	21	12
Adjusted EBITDA	$4,524	$187	$1,336	$(119)	$3,120	$(2,672)	$787	$(3,027)	$1,119	$(1,551)

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

Inventory

MusclePharm products are produced through third party manufacturers, and the cost of product inventory is recorded using standard cost methodology. This standard cost methodology closely approximates actual cost. Prior to the sale of the BioZone subsidiary, its products were manufactured in production facilities in Pittsburg, CA, and the cost of inventory was recorded using a weighted average cost basis. BioZone was sold in May 2016. Inventory is valued at the lower of cost or net realizable value. Adjustments to reduce the cost of inventory to its net realizable value are made, if required, and estimates are made for obsolescence, excess or slow-moving inventories, non-conforming inventories and expired inventory. These estimates are based on management’s assessment of current future product demand, production plan, and market conditions.

Revenue Recognition

Revenue is recognized when all of the following criteria are met:

•	Persuasive evidence of an arrangement exists. Evidence of an arrangement consists of an order from our distributors, resellers or customers.
•	Delivery has occurred. Delivery is deemed to have occurred when title and risk of loss has transferred, typically upon shipment of products to customers or upon delivery.
•	The fee is fixed or determinable. We assess whether the fee is fixed or determinable based on the terms associated with the transaction.
•	Collection is reasonably assured. We assess collectability based on credit analysis and payment history.

Our standard terms and conditions of sale allow for product returns or replacements in certain cases. Estimates of expected future product returns are recognized at the time of sale based on analyses of historical return trends by customer type. Upon recognition, we reduce revenue and cost of revenue for the estimated return. Return rates can fluctuate over time, but are sufficiently predictable with established customers to allow us to estimate expected future product returns, and an accrual is recorded for future expected returns when the related revenue is recognized. Product returns incurred from established customers were insignificant for the years ended December 31, 2016 and 2015, respectively.

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

During the years ended December 31, 2016 and 2015, we recorded discounts, and to a lesser degree, sales returns, totaling $34.6 million and $29.5 million, respectively, which accounted for 21% and 15% of gross revenue in each period, respectively.

Prepaid Stock Compensation

Prepaid stock compensation represents amounts paid with restricted stock awards for future contractual benefits to be received. The fair value of these restricted stock awards is recorded to “Prepaid stock compensation” and “Additional paid-in capital”, upon issuance of the shares, and then amortized to the Consolidated Statements of Operations over the life of the contracts using the straight-line method. During the years ended December 31, 2016 and 2015, the Company wrote down $0.8 million and $5.4 million, respectively, of prepaid stock compensation for terminated endorsement agreements related to the restructuring and other settlements.

Share-Based Payments and Stock-Based Compensation

Share-based compensation awards, including stock options and restricted stock awards, are recorded at estimated fair value on the awards’ grant date, based on estimated number of awards that are expected to vest. The grant date fair value is amortized on a straight-line basis over the time in which the awards are expected to vest, or immediately if no vesting is required. Share-based compensation awards issued to non-employees for services are recorded at either the fair value of the services rendered or the fair value of the share-based payments whichever is more readily determinable. The fair value of restricted stock awards is based on the fair value of the stock underlying the awards on the grant date as there is no exercise price.

The fair value of stock options is estimated using the Black-Scholes option-pricing model. The determination of the fair value of each stock award using this option-pricing model is affected by our assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards and the expected term of the awards based on an analysis of the actual and projected employee stock option exercise behaviors and the contractual term of the awards. We recognize stock-based compensation expense over the requisite service period, which is generally consistent with the vesting of the awards, based on the estimated fair value of all stock-based payments issued to employees and directors that are expected to vest.

Intangible Assets

Acquired intangible assets are recorded at estimated fair value, net of accumulated amortization, and costs incurred in obtaining certain trademarks are capitalized, and are amortized over their related useful lives, using a straight-line basis consistent with the underlying expected future cash flows related to the specific intangible asset. Costs to renew or extend the life of intangible assets are capitalized and amortized over the remaining useful life of the asset. Amortization expenses are included as a component of “Selling, general and administrative” expenses in the Consolidated Statements of Operations.

Advertising and Promotion

Our advertising and promotion expenses consist primarily of digital, print and media advertising, athletic endorsements and sponsorships, promotional giveaways, trade show events and various partnering activities with our trading partners, and are expensed as incurred. For major trade shows, the expenses are recognized within a calendar year over the period in which we recognize revenue associated with sales generated at the trade show. Some of the contracts provide for contingent payments to endorsers or athletes based upon specific achievement in their sports, such as winning a championship. We record expense for these payments if and when the endorser achieves the specific achievement.

Income Taxes

Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases, operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is required to be established unless management determines that it is more likely than not that we will ultimately realize the tax benefit associated with a deferred tax asset. We recognize the effect of income tax positions only if those positions are more likely than not to be sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely to be realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company qualifies as a smaller reporting company as defined in Item 10(f)(1) of SEC Regulation S-K, and is not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Consolidated Financial Statements set forth on the “Index to Financial Statements” on Page 42 of this Form 10-K, which Consolidated Financial Statements are incorporated by reference into this Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)                 Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act were effective as of December 31, 2016 to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure.

(b)                 Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U. S. generally accepted accounting principles.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2016.

Inherent Limitations Over Internal Controls

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations, including the possibility of human error and circumvention by collusion or overriding of controls. Accordingly, even an effective internal control system may not prevent or detect material misstatements on a timely basis. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

(c)                 Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation that occurred during our last fiscal quarter that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report.

ITEM 9B. OTHER INFORMATION

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our Board has adopted a Code of Conduct applicable to all officers, directors and employees, which is available on the Investor Relations portion of our website at www.ir.musclepharmcorp.com under “Investors—Corporate Governance.” We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our Code of Ethics by posting such information on the website address and location specified above.

The remaining information required by this item will be contained in our definitive Proxy Statement for our 2017 Annual Meeting of Stockholders, which will be filed not later than 120 days after the close of our fiscal year ended December 31, 2016 (the “Definitive Proxy Statement”) and is incorporated herein by reference.

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

Item 14. Principal Accountant Fees and Services

The information required by this item will be contained in the Definitive Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

A.	Financial Statements and Financial Statement Schedules.

1.	Financial Statements.

The list of the Consolidated Financial Statements set forth on the Index to Financial Statements on Page 42 of this Form 10-K is incorporated herein by reference.

2.	Financial Statement Schedules.

No financial statement schedules are applicable to this filing.

B.	Exhibits.

The list of Exhibits required by Item 601 of Regulation S-K is provided in the Exhibit Index on pages F-42 to F-44 of this Form 10-K, which is incorporated herein by reference.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MUSCLEPHARM CORPORATION (the “Registrant”)

Dated: March 15, 2017	By:	/s/ Ryan Drexler
Chief Executive Officer and President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Ryan Drexler	Chief Executive Officer, President and Chairman	March 15, 2017
Ryan Drexler	(Principal Executive Officer)

/s/ Peter C. Lynch	Chief Financial Officer	March 15, 2017
Peter C. Lynch	(Principal Financial Officer Principal Accounting Officer)

/s/ Michael J. Doron	Director	March 15, 2017
Michael J. Doron

/s/ William Bush	Director	March 15, 2017
William Bush

41

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

MusclePharm Corporation

Denver, Colorado

We have audited the accompanying consolidated balance sheets of MusclePharm Corporation and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years then ended. The Company’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MusclePharm Corporation and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ EKS&H LLLP

March 15, 2017

Denver, Colorado

MusclePharm Corporation

Consolidated Balance Sheets

(In thousands, except share and per share data)

	As of December 31,
	2016	2015
ASSETS
Current assets:
Cash	$4,943	$7,081
Accounts receivable, net of allowance for doubtful accounts of $462 and $347, respectively	13,353	22,003
Inventory	8,568	12,549
Prepaid giveaways	205	307
Prepaid stock compensation	—	1,641
Prepaid expenses and other current assets	1,725	3,698
Total current assets	28,794	47,279
Property and equipment, net	3,243	6,693
Investments, long-term	—	977
Intangible assets, net	1,638	8,652
Other assets	421	180
TOTAL ASSETS	$34,096	$63,781
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$9,625	$39,652
Accrued liabilities	9,051	12,526
Accrued restructuring charges, current	614	9,140
Obligation under secured borrowing arrangement	2,681	—
Convertible notes with a related party, net of discount	16,465	—
Line of credit	—	3,000
Term loan	—	2,949
Other debt obligations	—	21
Total current liabilities	38,436	67,288
Convertible note with a related party, net of discount	—	5,952
Accrued restructuring charges, long-term	208	279
Other long-term liabilities	332	330
Total liabilities	38,976	73,849
Commitments and contingencies (Note 10)
Stockholders' deficit:
Common stock, par value of $0.001 per share; 100,000,000 shares authorized as of December 31, 2016 and 2015; 14,987,230 and 14,664,161 shares issued as of December 31, 2016 and 2015, respectively; 14,111,609 and 13,788,540 shares outstanding as of December 31, 2016 and 2015, respectively	14	14
Additional paid-in capital	156,301	147,646
Treasury stock, at cost; 875,621 shares as of December 31, 2016 and 2015	(10,039)	(10,039)
Accumulated other comprehensive loss	(162)	(172)
Accumulated deficit	(150,994)	(147,517)
TOTAL STOCKHOLDERS’ DEFICIT	(4,880)	(10,068)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$34,096	$63,781

The accompanying notes are an integral part of these Consolidated Financial Statements.

MusclePharm Corporation

Consolidated Statements of Operations

(In thousands, except share and per share data)

	For the Year Ended December 31,
	2016	2015
Revenue, net	$132,499	$166,858
Cost of revenue (1)	88,026	109,927
Gross profit	44,473	56,931
Operating expenses:
Advertising and promotion	10,652	26,985
Salaries and benefits	18,033	31,176
Selling, general and administrative	15,941	19,372
Research and development	1,869	4,251
Professional fees	5,735	6,801
Restructuring and other charges (reversals)	(3,477)	18,293
Impairment of assets	4,378	—
Total operating expenses	53,131	106,878
Loss from operations	(8,658)	(49,947)
Gain on settlement of accounts payable	9,927	—
Loss on sale of subsidiary	(2,115)	—
Other expense, net	(2,313)	(1,806)
Loss before provision for income taxes	(3,159)	(51,753)
Provision for income taxes	318	105
Net loss	$(3,477)	$(51,858)

Net loss per share, basic and diluted	$(0.26)	$(3.81)

Weighted average shares used to compute net loss per share, basic and diluted	13,438,248	13,621,255

(1)	Cost of revenue for the years ended December 31, 2016 and 2015 included restructuring charges of $2.3 million and $2.9 million, respectively, related to write-down of inventory for discontinued products.

The accompanying notes are an integral part of these Consolidated Financial Statements.

F-3

MusclePharm Corporation

Consolidated Statement of Comprehensive Loss

(In thousands)

	For the Year Ended December 31,
	2016	2015
Net loss	$(3,477)	$(51,858)
Other comprehensive loss:
Change in foreign currency translation adjustment	10	(106)
Comprehensive loss	$(3,467)	$(51,964)

The accompanying notes are an integral part of these Consolidated Financial Statements.

MusclePharm Corporation

Consolidated Statement of Stockholders’ Equity (Deficit)

(In thousands, except share data)

					Accumulated		Total
			Additional		Other		Stockholders’
	Common Stock		Paid-in	Treasury	Comprehensive	Accumulated	Equity
	Shares	Amount	Capital	Stock	Loss	Deficit	(Deficit)
Balance—December 31, 2014	13,120,386	$14	$129,130	$(10,039)	$(66)	$(95,659)	$23,380
Stock-based compensation for issuance of common stock warrants for third-party services	—	—	65	—	—	—	65
Stock-based compensation for issuance and amortization of restricted stock awards to employees, executives and directors	214,394	—	15,082	—	—	—	15,082
Stock issued for product line expansion	150,000	—	1,198	—	—	—	1,198
Stock issued for MusclePharm apparel rights acquisition	170,000	—	1,394	—	—	—	1,394
Stock issued for attempted financing agreement	50,000	—	325	—	—	—	325
Stock issued for non-employee consulting and endorsement agreement	55,189	—	320	—	—	—	320
Stock-based compensation for issuance of common stock to a related party for guaranty of debt	28,571	—	80	—	—	—	80
Beneficial conversion feature related to convertible note	—	—	52	—	—	—	52
Change in foreign currency translation adjustment	—	—	—	—	(106)	—	(106)
Net loss	—	—	—	—	—	(51,858)	(51,858)
Balance—December 31, 2015	13,788,540	$14	$147,646	$(10,039)	$(172)	$(147,517)	$(10,068)

The accompanying notes are an integral part of these Consolidated Financial Statements.

MusclePharm Corporation

Consolidated Statement of Stockholders’ Equity (Deficit) (Continued)

(In thousands, except share data)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Loss	Deficit	Deficit
Balance—December 31, 2015	13,788,540	$14	$147,646	$(10,039)	$(172)	$(147,517)	$(10,068)
Stock-based compensation for issuance of common stock warrants for third-party services	—	—	6	—	—	—	6
Stock-based compensation for issuance and amortization of restricted stock awards to employees, executives and directors	572,154	—	1,708	—	—	—	1,708
Stock-based compensation for accelerated vesting of restricted stock awards to a terminated executive	—	—	3,900	—	—	—	3,900
Stock-based compensation for accelerated vesting of restricted stock awards to terminated employees as part of restructuring	—	—	288	—	—	—	288
Stock-based compensation for issuance of stock options to an executive and a director	—	—	153	—	—	—	153
Issuance of shares of common stock related to sale of subsidiary	200,000	—	640	—	—	—	640
Cancellation of executive restricted stock	(449,085)	—	(456)	—	—	—	(456)
Issuance of warrants for legal settlement	—	—	1,815	—	—	—	1,815
Beneficial conversion feature related to convertible note	—	—	601	—	—	—	601
Change in foreign currency translation adjustment	—	—	—	—	10	—	10
Net loss	—	—	—	—	—	(3,477)	(3,477)
Balance—December 31, 2016	14,411,609	$14	$156,301	$(10,039)	$(162)	$(150,994)	$(4,880)

The accompanying notes are an integral part of these Consolidated Financial Statements.

MusclePharm Corporation

Consolidated Statements of Cash Flows

(In thousands)

	For the Year Ended December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,477)	$(51,858)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation of property and equipment	1,551	1,760
Amortization of intangible assets	576	1,055
Provision for doubtful accounts	386	219
Gain on settlement of accounts payable	(9,927)	—
Loss on disposal of property and equipment	163	16
Loss on sale of subsidiary	2,115	—
Non-cash impairment charges	4,381	—
Non-cash restructuring and other charges (reversals)	(4,132)	9,494
Inventory write down related to restructuring	2,285	2,942
Amortization of prepaid stock compensation	938	3,901
Amortization of prepaid sponsorship and endorsement fees	—	6,255
Amortization of debt discount and issuance costs	113	118
Stock-based compensation	5,304	12,705
Issuance of common stock to a related party for guaranty of debt	—	80
Issuance of common stock warrants to third parties for services	6	65
Changes in operating assets and liabilities:
Accounts receivable	7,338	(5,578)
Inventory	(480)	5,928
Prepaid giveaways	103	921
Prepaid sponsorship and endorsement fees	—	(6,843)
Prepaid expenses and other current assets	2,482	(2,185)
Other assets	(322)	(72)
Accounts payable and accrued liabilities	(20,802)	19,270
Accrued restructuring charges	(3,669)	7,299
Net cash (used in) provided by operating activities	(15,068)	5,492
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(508)	(1,477)
Proceeds from disposal of property and equipment	115	519
Proceeds from sale of subsidiary	5,942	—
Purchase of MusclePharm apparel rights	—	(850)
Trademark registrations	(154)	(262)
Investment in contract manufacturer	—	(977)
Net cash provided by (used in) investing activities	$5,395	$(3,047)

The accompanying notes are an integral part of these Consolidated Financial Statements.

MusclePharm Corporation

Consolidated Statements of Cash Flows (Continued)

(In thousands)

	For the Year Ended December 31,
	2016	2015
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	$—	$9,507
Payments on line of credit	(3,000)	(14,507)
Repayments of term loan	(2,949)	(1,051)
Proceeds from issuance of term loan	—	4,000
Issuance costs of term loan	—	(40)
Proceeds from convertible notes with a related party	11,000	6,000
Proceeds from secured borrowing arrangement, net of reserves	43,925	—
Payments on secured borrowing arrangement, net of fees	(41,245)	—
Repayments of other debt obligations	(20)	(25)
Repayment of capital lease obligations	(189)	(162)
Net cash provided by financing activities	7,522	3,722
Effect of exchange rate changes on cash	13	(106)
NET CHANGE IN CASH	(2,138)	6,061
CASH — BEGINNING OF PERIOD	7,081	1,020
CASH — END OF PERIOD	$4,943	$7,081
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$1,557	$527
Cash paid for taxes	$218	$77
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Warrants issued for legal settlement	$1,815	$—
Shares of common stock issued in conjunction with BioZone disposition	$640	$—
Shares of common stock issued in conjunction with MusclePharm apparel rights acquisition	$—	$1,394
Property and equipment acquired in conjunction with capital leases	$460	$471
Purchase of property and equipment included in accounts payable and accrued liabilities	$9	$48
Trademark registration included in accounts payable and accrued liabilities	$—	$153
Beneficial conversion feature related to convertible note	$601	$52

The accompanying notes are an integral part of these Consolidated Financial Statements.

MusclePharm Corporation

Notes to Consolidated Financial Statements

Note 1. Description of Business

Description of Business

MusclePharm Corporation, or the Company, was incorporated in Nevada in 2006.  Except as otherwise indicated herein, the terms “Company,” “we,” “our” and “us” refer to MusclePharm Corporation and its subsidiaries. The Company is a scientifically driven, performance lifestyle company that develops, manufactures, markets and distributes branded nutritional supplements. The Company is headquartered in Denver, Colorado and, as of December 31, 2016, had the following wholly-owned operating subsidiaries: MusclePharm Canada Enterprises Corp (“MusclePharm Canada”), MusclePharm Ireland Limited (“MusclePharm Ireland”) and MusclePharm Australia Pty Limited (“MusclePharm Australia”). A former subsidiary of the Company, BioZone Laboratories, Inc. (“BioZone”), was sold on May 9, 2016.

On August 24, 2015, the Company’s Board of Directors (the “Board”) approved a restructuring plan for the Company. The approved restructuring plan was designed to reduce costs and to better align the Company’s resources for profitable growth. Specifically, as of December 31, 2016, the restructuring plan resulted in: 1) reducing the Company’s workforce; 2) abandoning certain leased facilities; 3) renegotiating or terminating a number of contracts with endorsers in a strategic shift away from such arrangements and toward more cost-effective marketing and advertising efforts; 4) discontinuing a number of stock keeping units (“SKUs”) and writing down inventory to net realizable value, or to zero in cases where the product was discontinued; and 5) writing off certain assets. Management has substantially completed the approved restructuring plan, and as such, we do not anticipate any additional restructuring charges. See Note 5 for further detail.

Management’s Plans with Respect to Liquidity and Capital Resources

Management believes the restructuring plan implemented during August 2015, the reduction in ongoing operating costs and expense controls, and the sale of BioZone, will enable the Company to ultimately be profitable. The Company has reduced its operating expenses sufficiently so that its ongoing source of revenue is sufficient to cover these expenses for the next twelve months which will allow it to continue as a going concern.

As of December 31, 2016, the Company had an accumulated deficit of $151.0 million and recurring losses from operations. However, the Company believes that the aforementioned restructuring and expense reductions will enable it to begin generating profits in the near term. In January 2016, the Company entered into a secured borrowing arrangement, pursuant to which it has the ability to borrow up to $10.0 million subject to sufficient amounts of accounts receivable to secure the loan. Under this arrangement, during the year ended December 31, 2016, the Company received $43.7 million in cash and subsequently repaid $41.9 million, including fees and interest, on or prior to December 31, 2016.

As of December 31, 2016, the Company had approximately $4.9 million in cash and $9.6 million in working capital deficit. This working capital deficit is driven by $16.5 million in convertible notes.

The accompanying Consolidated Financial Statements as of, and for the year ended December 31, 2016, were prepared on the basis of a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. Accordingly, they do not give effect to adjustments that would be necessary should the Company be required to liquidate its assets.

Our ability to meet our total liabilities of $39.0 million as of December 31, 2016, and to continue as a going concern, is partially dependent on meeting our operating plans, and partially dependent on our Chairman of the Board, Chief Executive Officer and President, Ryan Drexler either converting or extending his two notes prior to or upon their maturity. Mr. Drexler has verbally conveyed his intentions of doing so and this alone would enable the Company to meet its obligations over the next twelve months. In addition, Mr. Drexler has verbally both stated his intent and ability to put more capital into the business if necessary. However, Mr. Drexler is under no obligation to the Company to do so, and we can give no assurances that Mr. Drexler will be willing or able to do so at a future date.

The Company’s ability to continue as a going concern and raise capital for specific strategic initiatives is also dependent on obtaining adequate capital to fund operating losses until it becomes profitable. The Company can give no assurances that any additional capital that it is able to obtain, if any, will be sufficient to meet its needs, or that any such financing will be obtainable on acceptable terms.

If he Company is unable to obtain adequate capital, it could be forced to cease operations or substantially curtail its commercial activities. These conditions, or significant unforeseen expenditures, could raise substantial doubt as to the Company’s ability to continue as a going concern. The accompanying Consolidated Financial Statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of these uncertainties.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The Consolidated Financial Statements include the accounts of MusclePharm Corporation and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and accompanying notes. Such estimates include, but are not limited to future cash flows and operating plans, allowance for doubtful accounts, revenue discounts and allowances, the valuation of inventory and deferred tax assets, the assessment of useful lives, recoverability and valuation of long-lived assets, likelihood and range of possible losses on contingencies, restructuring liabilities, valuations of equity securities and intangible assets, fair value of derivatives, warrants and options, among others. Actual results could differ from those estimates.

Cash

The Company considers all highly liquid investments purchased with an original maturity of three months or less at the date of purchase and money market accounts to be cash equivalents. As of December 31, 2016 and 2015, the Company had no cash equivalents and all cash amounts consisted of cash on deposit.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable represents trade obligations from customers that are subject to normal trade collection terms and are recorded at the invoiced amount, net of any sales discounts and allowance for doubtful accounts, and do not typically bear interest. The Company assesses the collectability of the accounts by taking into consideration the aging of accounts receivable, changes in customer credit worthiness, general market and economic conditions, and historical experience. Bad debt expenses are recorded as part of “Selling, general and administrative” expenses in the Consolidated Statements of Operations. The Company writes off the receivable balance against the allowance when management determines a balance is uncollectible. The Company also reviews its customer discounts and an accrual is made for discounts earned but not yet utilized at each period end.

The Company performs ongoing evaluations of its customers’ financial condition and generally does not require collateral. Some international customers are required to pay for their orders in advance of shipment.

Accounts receivable consisted of the following as of December 31, 2016 and 2015 (in thousands):

	As of December 31,
	2016	2015
Accounts receivable	$15,574	$26,057
Less: allowance for discounts	(1,759)	(3,707)
Less: allowance for doubtful accounts	(462)	(347)
Accounts receivable, net	$13,353	$22,003

The allowance for discount for the years ended December 31, 2016 and 2015 consisted of the following activity (in thousands):

	For the Year Ended December 31,
	2016	2015
Allowance for discount, beginning balance	$3,707	$1,862
Charges against revenues	34,627	29,525
Utilization of reserve	(36,575)	(27,680)
Allowance for discount, ending balance	$1,759	$3,707

Revenue Recognition

Revenue is recognized when all of the following criteria are met:

•	Persuasive evidence of an arrangement exists. Evidence of an arrangement consists of an order from the Company’s distributors, resellers or customers.
•	Delivery has occurred. Delivery is deemed to have occurred when title and risk of loss has transferred, typically upon shipment of products to customers.
•	The fee is fixed or determinable. The Company assesses whether the fee is fixed or determinable based on the terms associated with the transaction.
•	Collection is reasonably assured. The Company assesses collectability based on credit analysis and payment history.

The Company’s standard terms and conditions of sale allow for product returns or replacements in certain cases. Estimates of expected future product returns are recognized at the time of sale based on analyses of historical return trends by customer type. Upon recognition, the Company reduces revenue and cost of revenue for the estimated return. Return rates can fluctuate over time, but are sufficiently predictable with established customers to allow the Company to estimate expected future product returns, and an accrual is recorded for future expected returns when the related revenue is recognized. Product returns incurred from established customers were insignificant for the years ended December 31, 2016 and 2015, respectively.

The Company offers sales incentives through various programs, consisting primarily of advertising related credits, volume incentive rebates, and sales incentive reserves. The Company records advertising related credits with customers as a reduction to revenue as no identifiable benefit is received in exchange for credits claimed by the customer. Volume incentive rebates are provided to certain customers based on contractually agreed upon percentages once certain thresholds have been met. Sales incentive reserves are computed based on historical trending and budgeted discount percentages, which are typically based on historical discount rates with adjustments for any known changes, such as future promotions or one-time historical promotions that will not repeat for each customer. The Company records sales incentive reserves and volume rebate reserves as a reduction to revenue.

During the years ended December 31, 2016 and 2015, the Company recorded discounts, and to a lesser degree, sales returns, totaling $34.6 million and $29.5 million, respectively, which accounted for 21% and 15% of gross revenue in each period, respectively.

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

Significant customers are those which represent more than 10% of the Company’s net revenue for each period presented, or the Company’s net accounts receivable balance as of each respective balance sheet date. For each significant customer, revenue as a percentage of total revenue and accounts receivable as a percentage of total net accounts receivable are as follows:

	Percentage of Net Revenue for the Year Ended December 31,		Percentage of Net Accounts Receivable as of December 31,
	2016	2015	2016	2015
Customers
Costco	20%	20%	17%	18%
Bodybuilding.com	*	10%	*	*
GNC	*	11%	*	10%
Europa	*	*	*	11%
Vitamin Shoppe, Inc.	*	*	10%	*
Sport One Trading LLC	*	*	10%	*

* Represents less than 10% of net revenue or net accounts receivable.

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

The Company had the following concentration of purchases with contract manufacturers for years ended December 31, 2016 and 2015:

	For the Year Ended December 31,
Vendor	2016	2015
Capstone Nutrition	*	59%
Nutra Blend	52%	25%
Bakery Barn	25%	11%

* Represents less than 10% of purchases.

Inventory

MusclePharm products are produced through third party manufacturers, and the cost of product inventory is recorded using standard cost methodology. This standard cost methodology closely approximates actual cost. Prior to the sale of the BioZone subsidiary, its products were manufactured in production facilities in Pittsburg, CA, and the cost of inventory was recorded using a weighted average cost basis. BioZone was sold in May 2016. Inventory is valued at the lower of cost or net realizable value. Adjustments to reduce the cost of inventory to its net realizable value are made, if required, and estimates are made for obsolescence, excess or slow-moving inventories, non-conforming inventories and expired inventory. These estimates are based on management’s assessment of current future product demand, production plan and market conditions.

Prepaid Giveaways

Prepaid giveaways represent non-inventory sample items which are given away to aid in promotion of the brand. Costs related to promotional giveaways are expensed as a component of “Advertising and promotion” expenses in the Consolidated Statements of Operations when the product is either given away at a promotional event or shipped to the customer.

Prepaid Stock Compensation

Prepaid stock compensation represents amounts paid with restricted stock awards for future contractual benefits to be received. The fair value of these restricted stock awards is recorded to “Prepaid stock compensation” and “Additional paid-in capital”, upon issuance of the shares, and then amortized to the Consolidated Statements of Operations over the life of the contracts using the straight-line method. During the years ended December 31, 2016 and 2015, the Company wrote down $0.8 million and $5.4 million, respectively, of prepaid stock compensation for terminated endorsement agreements related to the restructuring and other settlements.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of various payments the Company has made in advance for goods or services to be received in the future. These prepaid expenses include legal retainers, print advertising, insurance and service contracts requiring up-front payments. During the year ended December 31, 2016, the Company wrote down $1.4 million related to an impaired manufacturing agreement. See additional information in Note 6. During the year ended December 31, 2015, in connection with the restructuring, the Company wrote down $0.2 million of prepaid expense related to abandoned arrangements with certain vendors.

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

Intangible Assets

Acquired intangible assets are recorded at estimated fair value, net of accumulated amortization, and costs incurred in obtaining certain trademarks are capitalized, and are amortized over their related useful lives, using a straight-line basis consistent with the underlying expected future cash flows related to the specific intangible asset. Costs to renew or extend the life of intangible assets are capitalized and amortized over the remaining useful life of the asset. Amortization expenses are included as a component of “Selling, general and administrative” expenses in the Consolidated Statements of Operations.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances exist that indicate the carrying amount of an asset may not be recoverable. When indicators of impairment exist, an estimate of undiscounted future cash flows is used in measuring whether the carrying amount of the asset or related asset group is recoverable. Measurement of the amount of impairment, if any, is based upon the difference between the asset’s carrying value and estimated fair value. Based upon management’s analysis, the Company recognized $1.8 million of impairments of long-lived assets related to the termination of certain manufacturing agreements and product lines during the year ended December 31, 2016. See additional information in Note 6 and Note 7. The Company did not recognize any impairment charges on its assets during the year ended December 31, 2015.

Beneficial Conversion Feature

The issuance of the Company's convertible notes to a related party generated a beneficial conversion feature, which arises when a debt or equity security is issued with an embedded conversion option that is beneficial to the investor or in the money at inception because the conversion option has an effective strike price that is less than the market price of the underlying stock at the commitment date. The Company recognized the beneficial conversion features by allocating the intrinsic value of the conversion option, which is the number of shares of common stock available upon conversion multiplied by the difference between the effective conversion price per share and the fair value of common stock per share on the commitment date, to additional paid-in capital, resulting in a discount on the convertible notes. The discounts are accreting from the date of issuance through the redemption dates. Accretion expense is recognized over the period utilizing the effective interest method. See additional information in Note 9.

Fair Value

GAAP defines fair value as the exchange price that would be received from selling an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company measures its financial assets and liabilities at fair value at each reporting period using an estimated fair value hierarchy which requires the Company to the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s classification within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Three levels of inputs may be used to measure fair value:

•	Level 1 — Observable inputs are unadjusted quoted prices in active markets for identical assets or liabilities;
•	Level 2 — Observable inputs are quoted prices for similar assets and liabilities in active markets or inputs other than quoted prices which are observable for the assets or liabilities, either directly or indirectly through market corroboration, for substantially the full term of the financial instruments; and
•	Level 3 — Unobservable inputs which are supported by little or no market activity and which are significant to the fair value of the assets or liabilities. These inputs are based on our own assumptions used to measure assets and liabilities at fair value and require significant management judgment or estimation

The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Cost of Revenue

Cost of revenue for MusclePharm and its subsidiaries represents costs directly related to the production, manufacturing and freight-in of the Company’s products purchased from third-party manufacturers. The Company ships customer orders from a warehouse which is operated with the Company’s equipment and employees, with inventory that is owned by the Company. The Company also utilizes contract manufacturers to drop ship product directly to customers.

Cost of revenue for products produced by BioZone consisted of raw materials, direct labor, freight-in, supplies and equipment rental expenses. The Company sold BioZone in May 2016.

Advertising and Promotion

Our advertising and promotion expenses consist primarily of digital, print and media advertising, athletic endorsements and sponsorships, promotional giveaways, trade show events and various partnering activities with our trading partners, and are expensed as incurred. For major trade shows, the expenses are recognized within a calendar year over the period in which the Company recognizes revenue associated with sales generated at the trade show. Some of the contracts provide for contingent payments to endorsers or athletes based upon specific achievement in their sports, such as winning a championship. The Company records expense for these payments if and when the endorser achieves the specific achievement.

Share-Based Payments and Stock-Based Compensation

Share-based compensation awards, including stock options and restricted stock awards, are recorded at estimated fair value on the awards’ grant date, based on estimated number of awards that are expected to vest. The grant date fair value is amortized on a straight-line basis over the time in which the awards are expected to vest, or immediately if no vesting is required. Share-based compensation awards issued to non-employees for services are recorded at either the fair value of the services rendered or the fair value of the share-based payments whichever is more readily determinable. The fair value of restricted stock awards is based on the fair value of the stock underlying the awards on the grant date as there is no exercise price.

The fair value of stock options is estimated using the Black-Scholes option-pricing model. The determination of the fair value of each stock award using this option-pricing model is affected by the Company’s assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards and the expected term of the awards based on an analysis of the actual and projected employee stock option exercise behaviors and the contractual term of the awards. Due to the Company’s limited experience with the expected term of options, the simplified method was utilized in determining the expected option term as prescribed in Staff Accounting Bulletin No. 110. The Company recognizes stock-based compensation expense over the requisite service period, which is generally consistent with the vesting of the awards, based on the estimated fair value of all stock-based payments issued to employees and directors that are expected to vest.

Foreign Currency

The functional currency of the Company’s foreign subsidiaries, MusclePharm Canada, MusclePharm Australia, and MusclePharm Ireland, is the local currency. The assets and liabilities of the foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at each balance sheet date. Revenue and expenses are translated at average exchange rates in effect during the year. Equity transactions are translated using historical exchange rates. The resulting translation adjustments are recorded to a separate component of “Accumulated other comprehensive loss” in the Consolidated Balance Sheets.

Foreign currency gains and losses resulting from transactions denominated in a currency other than the functional currency are included in “Other expense, net” in the Consolidated Statements of Operations.

Comprehensive Loss

Comprehensive loss is composed of two components: net loss and other comprehensive loss. Other comprehensive loss refers to revenue, expenses, gains and losses that under GAAP are recorded as an element of stockholders’ deficit, but are excluded from the Company’s net loss. The Company’s other comprehensive loss is made up of foreign currency translation adjustments for both periods presented.

Segments

Management has determined that it currently operates in one segment. The Company’s chief operating decision maker reviews financial information on a consolidated basis, together with certain operating and performance measures principally to make decisions about how to allocate resources and to measure the Company’s performance.

Income Taxes

Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases, operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is required to be established unless management determines that it is more likely than not that we will ultimately realize the tax benefit associated with a deferred tax asset. We recognize the effect of income tax positions only if those positions are more likely than not to be sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely to be realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

Recent Accounting Pronouncements

During August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is currently in the process of evaluating the impact of this new pronouncement on the Company’s Consolidated Statements of Cash Flows.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which provides guidance for revenue recognition. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition- Construction-Type and Production-Type Contracts. ASU 2014-09’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”), which delays the effective date of ASU 2014-09 by one year. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. As such, the updated standard will be effective for the Company in the first quarter of 2018, with the option to adopt it in the first quarter of 2017. The Company may adopt the new standard under the full retrospective approach or the modified retrospective approach. The Company plans to adopt this guidance under the modified retrospective approach and will not have a significant impact on the Consolidated Financial Statements.

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”) which clarified the revenue recognition implementation guidance on principal versus agent considerations and is effective during the same period as ASU 2014-09. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”) which clarified the revenue recognition guidance regarding the identification of performance obligations and the licensing implementation and is effective during the same period as ASU 2014-09. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”) which narrowly amended the revenue recognition guidance regarding collectability, noncash consideration, presentation of sales tax and transition. ASU 2016-12 is effective during the same period as ASU 2014-09. The adoption of this guidance will not have a significant impact on the Consolidated Financial Statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718) (“ASU 2016-09”). The standard identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted. The adoption of this guidance will not have a significant impact on the Consolidated Financial Statements.

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

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”), which simplifies the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling price of inventory in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. ASU 2015-11 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The adoption of this guidance will not have a significant impact on our Consolidated Financial Statements.

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

Note 3. Fair Value of Financial Instruments

Management believes the fair values of the obligations under the secured borrowing arrangement and the convertible notes with a related party approximate carrying value because the debt carries market rates of interest available to the Company, and are both short-term in nature. The Company’s remaining financial instruments consisted primarily of accounts receivable, accounts payable, accrued liabilities and accrued restructuring charges, all of which are short-term in nature with fair values approximating carrying value. As of December 31, 2016 and 2015, the Company held no assets or liabilities that required remeasurement at fair value on a recurring basis.

During the year ended December 31, 2016, management came to the conclusion that $1.8 million of long-lived assets were impaired, based on level 3 valuations regarding the termination of certain manufacturing agreements with Capstone and the termination of the Endorsement Licensing and Co-Branding Agreement related to our Arnold Schwarzenegger product line. Based on the termination of these agreements, management determined the assets related to these agreements had no future value. See additional information in Note 6 and Note 7. The Company did not recognize any impairment charges on its assets during the year ended December 31, 2015.

Note 4. Sale of BioZone

In May 2016, the Company completed the sale of its wholly-owned subsidiary, BioZone, for gross proceeds of $9.8 million, including cash of $5.9 million, a $2.0 million credit for future inventory deliveries reflected as a prepaid asset in the Consolidated Balance Sheets. The sale is subject to an earn-out of $1.5 million based on the financial performance of BioZone for the twelve months following the closing of the transaction which was not considered earned as of December 31, 2016. In addition, the Company agreed to pay down $350,000 of BioZone’s accounts payables, which was deducted from the purchase price. As part of the transaction, the Company also agreed to transfer to the buyer 200,000 shares of its common stock with a market value on the date of issuance of $640,000, for consideration of $50,000. The Company recorded a loss of $2.1 million related to the sale of BioZone. The loss on the sale of BioZone primarily related to the subsidiary’s pre-tax losses for 2016. Pre-tax loss for BioZone for 2016 through the date of sale was $1.5 million.

Upon closing of the sale of BioZone, the Company entered into a manufacturing and supply agreement whereby the Company is required to purchase a minimum of approximately $1.9 million of products per year from BioZone annually for an initial term of three years. If the minimum order quantities of specific products are not met, a $3.0 million minimum purchase commitment is triggered, and any shortfall will be paid at 25% of the realized shortfall. The sale of BioZone did not qualify as discontinued operations as the disposal of BioZone did not represent a strategic shift that had (or will have) a major effect on the Company’s operations and financial results.

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

Note 5. Restructuring

As part of an effort to better focus and align the Company’s resources toward profitable growth, on August 24, 2015, the Board authorized the Company to undertake steps to commence a restructuring of the business and operations, which concluded during the third quarter of 2016. The Company closed certain facilities, reduced headcount, discontinued products and renegotiated certain contracts resulting in restructuring and other charges of $18.3 million for the year ended December 31, 2015 and recoveries of such charges of $3.5 million for the year ended December 31, 2016.

Included in these charges, for the years ended December 31, 2016 and 2015, the Company recorded restructuring charges in “Cost of revenue” of $2.3 million and $2.9 million, respectively, related to the write-down of inventory identified to be discontinued in the restructuring plan.

For the year ended December 31, 2016, the Company recorded a credit in “Restructuring and other charges” of $3.5 million which primarily included: (i) an expense credit of $4.8 million related to the release of the restructuring accrual of $7.0 million which was expensed during the year ended December 31, 2015, offset by the cash payment of $2.2 million related to the settlement agreement which terminated all future commitments between ETW Corporation (“ETW”) and the Company (see Note 15); (ii) $1.4 million related to write-off of long-lived assets related to the abandonment of certain lease facilities; and (iii) $0.9 million related to severance and other employee compensation costs. The restructuring plan was substantially complete as of December 31, 2016.

For the year ended December 31, 2015, the Company recorded expenses of $18.3 million in “Restructuring and other charges” primarily comprised of: (i) $7.7 million related to cancellation of certain contracts and sponsorship agreements, primarily related to the ETW commitment; (ii) write-down of prepaid stock compensation related to terminated endorsement agreements of $5.4 million; (iii) $2.7 million related to the accelerated vesting of 657,310 shares of restricted stock for severed employees; (iv) $1.4 million related to severance and benefit costs related to terminated employees; and (v) $0.9 million for costs associated with permanently vacating certain leased facilities, including $0.4 million write-off of long-lived assets.

The following table illustrates the provision of the restructuring charges and the accrued restructuring charges balance as of December 31, 2016 and 2015 (in thousands):

	Employee Severance Costs	Contract Termination Costs	Purchase Commitment of Discontinued Inventories Not Yet Received	Abandoned Lease Facilities	Total
Balance as of December 31, 2014	$—	$—	$—	$—	$—
Expensed	1,353	6,979	350	467	9,149
Cash payments	(845)	(949)	—	(56)	(1,850)
Reclassification from accounts payable to restructuring charges	—	2,120	—	—	2,120
Balance as of December 31, 2015	508	8,150	350	411	9,419
Expensed	601	(288)	—	1,399	1,712
Benefit from settlement of Endorsement Agreement with ETW	—	(4,750)	—	—	(4,750)
Cash payments	(1,109)	(2,804)	(175)	(1,506)	(5,594)
Reclassification from capital lease liabilities to restructuring charges	—	—	—	35	35
Balance as of December 31, 2016	$—	$308	$175	$339	$822

The total future payments under the restructuring plan as of December 31, 2016 are as follows (in thousands):

	For the Year Ending December 31,
Outstanding Payments	2017	2018	2019	2020	2021	2022	Total
Contract termination costs	$308	$—	$—	$—	$—	$—	$308
Purchase commitment of discontinued inventories not yet received	175	—	—	—	—	—	175
Abandoned leased facilities	131	92	91	25	—	—	339
Total future payments	$614	$92	$91	$25	$—	$—	$822

Note 6. Capstone Nutrition Agreements

The Company entered into a series of agreements with Capstone Nutrition (“Capstone”) effective March 2, 2015, including an amendment (the “Amendment”) to a Manufacturing Agreement dated November 27, 2013 (as amended, the “Manufacturing Agreement”). Pursuant to the Amendment, Capstone was the Company’s nonexclusive manufacturer of dietary supplements and food products sold or intended to be sold by the Company. The Amendment included various agreements including amended pricing terms. The initial term per this Amendment was to end on January 1, 2022, and could have been extended for three successive 24-month terms, and included renewal options.

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

The Company utilized the Black-Scholes valuation model to determine the value of the Warrant and recorded an asset of $977,000, which was accounted for under the cost method and assessed for impairment. The Warrant was included in “Investments, long-term” in the Consolidated Balance Sheet as of December 31, 2015. However, during the second quarter of 2016, the Company reassessed the value of the Warrant and considered it to be fully impaired as the Company no longer believed there was any remaining value to the Warrant. The Company also had recorded $1.5 million of prepaid expenses and other assets in the Consolidated Balance Sheet as of December 31, 2015, which were being amortized over the remaining life of the Manufacturing Agreement of 6.5 years. However, during the second quarter of 2016, the Company reassessed the Manufacturing Agreement, which was the basis of the prepaid asset, and considered the entire remaining balance of $1.4 million impaired as the Company no longer believed there was any remaining value to the Manufacturing Agreement. These conclusions were based in large part on the fact that Capstone sold its primary powder manufacturing facility during the second quarter of 2016, which significantly reduced its manufacturing capacity, and the dispute which is discussed below.

In total, the Company recognized $2.4 million of impairment expense during year ended December 31, 2016 related to previously recorded Capstone-related assets.

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

The Company was engaged in a dispute with Capstone arising out of a Manufacturing Agreement between the parties. On November 7, 2016, the parties executed a settlement agreement (the “Settlement Agreement”), which terminated the Manufacturing Agreement. Under the Settlement Agreement, the Company paid cash to Capstone in the amount of $11.0 million. All pending litigation was dismissed with prejudice. The Settlement Agreement released all parties from any and all claims, actions, causes of action, suits, controversies or counterclaims that the parties have had, now have or thereafter can, shall or may have. The Company also issued a warrant to purchase 1,289,378 shares of the Company’s common stock to INI (the “Settlement Warrant”). The exercise price of the Settlement Warrant was $1.83 per share, with a term of four years. The Company valued the Settlement Warrant by utilizing the Black Scholes model at approximately $1.8 million.

As of the settlement date, the Company had approximately $21.9 million in accounts payable and accrued liabilities associated with the Capstone liability. Based upon the amounts included herein, the Company recorded a gain of approximately $9.1 million based on the Capstone settlement.

Note 7. Balance Sheet Components

Inventory

Inventory consisted of the following as of December 31, 2016 and 2015 (in thousands):

	As of December 31,
	2016	2015
Raw materials	$—	$1,385
Work-in-process	—	22
Finished goods	8,568	11,142
Inventory	$8,568	$12,549

The Company records charges for obsolete and slow moving inventory based on the age of the product as determined by the expiration date. Products within one year of their expiration dates are considered for write-off purposes. Historically, the Company has had minimal returns with established customers. Other than write-off of inventory during restructuring activities, the Company incurred insignificant inventory write-offs during the years ended December 31, 2016 and 2015. Inventory write-downs, once established, are not reversed as they establish a new cost basis for the inventory.

As disclosed further in Note 5, the Company executed a restructuring plan in August 2015 and wrote off inventory related to discontinued products. For the years ended December 31, 2016 and 2015, discontinued inventory of $2.3 million and $2.9 million, respectively, was written off and included as a component of “Cost of revenue” in the accompanying Consolidated Statements of Operations.

In May 2016, the Company completed the sale of BioZone, which resulted in a reduction of inventory of $1.8 million. See additional information in Note 4. Additionally, $0.4 million of inventory related to the Arnold Schwarzenegger product line was considered impaired as the inventory had no future value as a result of the contract termination, and included as a component of the “Impairment of assets” in the accompanying Consolidated Statements of Operations for the year ended December 31, 2016. See additional information in Note 10.

Property and Equipment

Property and equipment consisted of the following as of December 31, 2016 and 2015 (in thousands):

	As of December 31,
	2016	2015
Furniture, fixtures and equipment	$3,521	$3,621
Leasehold improvements	2,504	3,227
Manufacturing and lab equipment	3	1,659
Vehicles	334	1,146
Displays	483	483
Website	462	463
Construction in process	55	54
Property and equipment, gross	7,362	10,653
Less: accumulated depreciation and amortization	(4,119)	(3,960)
Property and equipment, net	$3,243	$6,693

Depreciation and amortization expense related to property and equipment was $1.5 million and $1.8 million for the years ended December 31, 2016 and 2015, respectively, which is included in “Selling, general, and administrative” expense in the accompanying Consolidated Statements of Operations.

In May 2016, the Company completed the sale of BioZone, which resulted in a reduction of various components of property and equipment of $2.0 million. See additional information in Note 4. As disclosed further in Note 5, the Company executed a restructuring plan in August 2015 and wrote off certain long-lived assets, primarily leasehold improvements, related to the abandonment of certain leased facilities. The write-off of long-lived assets was $0.3 million and $0.4 million for the years ended December 31, 2016 and 2015, respectively, and was included as a component of “Restructuring and other charges” in the accompanying Consolidated Statements of Operations.

Intangible Assets

Intangible assets included the assets acquired pursuant to the BioZone asset acquisition and MusclePharm’s apparel rights reacquired from Worldwide Apparel as of December 31, 2015. BioZone was sold during the year ended December 31, 2016. Intangible assets consisted of the following (in thousands):

	As of December 31, 2016
	Gross Value	Accumulated Amortization	Net Carrying Value	Remaining Weighted- Average Useful Lives (years)
Amortized Intangible Assets
Brand	$2,244	$(606)	$1,638	5.1
Total intangible assets	$2,244	$(606)	$1,638

	As of December 31, 2015
	Gross Value	Accumulated Amortization	Net Carrying Value	Weighted- Average Useful Lives (years)
Amortized Intangible Assets
Customer relationships	$3,130	$(417)	$2,713	15.0
Non-compete agreements	69	(69)	—	—
Patents	2,158	(540)	1,618	8.0
Trademarks	933	(133)	800	6.7
Brand	4,020	(522)	3,498	10.5
Domain name	54	(31)	23	5.0
Total intangible assets	$10,364	$(1,712)	$8,652

Intangible assets amortization expense was $0.6 million and $1.1 million for the years ended December 31, 2016 and 2015, respectively, which is included in the “Selling, general, and administrative” expense in the accompanying Consolidated Statements of Operations. Additionally, $1.2 million of capitalized brand and trademark expenses with a net carrying value of $0.8 million related to the Arnold Schwarzenegger product line were considered impaired, and included as a component of the “Impairment of assets” in the accompanying Consolidated Statements of Operations for the year ended December 31, 2016. See additional information in Note 10.

As of December 31, 2016, the estimated future amortization expense of intangible assets is as follows (in thousands):

For the Year Ending December 31,
2017	$321
2018	321
2019	321
2020	321
2021	321
Thereafter	33
Total amortization expense	$1,638

Note 8. Other Expense, net

For the years ended December 31, 2016 and 2015, “Other expense, net” consisted of the following (in thousands):

	For the Year Ended December 31,
	2016	2015
Other expense, net:
Interest expense, related party	$(682)	$(33)
Interest expense, other	(258)	(746)
Interest expense, secured borrowing arrangement	(702)	—
Foreign currency transaction gain (loss)	23	(1,047)
Other	(694)	20
Total other expense, net	$(2,313)	$(1,806)

Note 9. Debt

As of December 31, 2016 and 2015, the Company’s debt consisted of the following (in thousands):

	As of December 31,
	2016	2015
Revolving line of credit	$—	$3,000
Term loan	—	2,949
2015 Convertible Note due January 2017 with a related party, net of discount	6,000	5,952
2016 Convertible Note due November 2017 with a related party, net of discount	10,465	—
Obligations under secured borrowing arrangement	2,681	—
Other	—	21
Total debt	19,146	11,922
Less: current portion	(19,146)	(5,970)
Long term debt	$—	$5,952

Related-Party Convertible Notes

In November 2016, the Company entered into a convertible secured promissory note agreement (the “2016 Convertible Note”) with Mr. Ryan Drexler, the Company’s Chairman of the Board, Chief Executive Officer and President, pursuant to which Mr. Drexler loaned the Company $11.0 million. Proceeds from the 2016 Convertible Note were used to fund the Settlement Agreement with Capstone. See Note 6 for additional information. The 2016 Convertible Note is secured by all assets and properties of the Company and its subsidiaries, whether tangible or intangible. The 2016 Convertible Note carries interest at a rate of 10% per annum, or 12% if there is an event of default. Both the principal and the interest under the 2016 Convertible Note are due on November 8, 2017, unless converted earlier. Mr. Drexler may convert the outstanding principal and accrued interest into 6,010,929 shares of the Company’s common stock for $1.83 per share at any time. The Company may prepay the 2016 Convertible Note at the aggregate principal amount therein, plus accrued interest, by giving Mr. Drexler between 15 and 60 day-notice depending upon the specific circumstances, provided that Mr. Drexler may convert the 2016 Convertible Note during the applicable notice period. The Company recorded the 2016 Convertible Note as a liability in the balance sheet and also recorded a beneficial conversion feature of $601,000 as a debt discount upon issuance of the convertible note, which is being amortized over the term of the debt using the effective interest method. The beneficial conversion feature was calculated based on the difference between the fair value of common stock on the transaction date and the effective conversion price of the convertible note. As of December 31, 2016, the 2016 Convertible Note had an outstanding principal balance of $11.0 million and a carrying value of $10.5 million.

In December 2015, the Company entered into a convertible secured promissory note agreement (the “2015 Convertible Note”) with Mr. Drexler, pursuant to which he loaned the Company $6.0 million. Proceeds from the 2015 Convertible Note were used to fund working capital requirements. The 2015 Convertible Note is secured by all assets and properties of the Company and its subsidiaries whether tangible or intangible. The 2015 Convertible Note originally carried an interest at a rate of 8% per annum, or 10% in the event of default. Both the principal and the interest under the 2015 Convertible Note were originally due in January 2017, unless converted earlier. The due date of the 2015 Convertible note was extended to November 8, 2017 and the interest rates were raised to 10% per annum, or 12% in the event of default. See Note 19 for further information. Mr. Drexler may convert the outstanding principal and accrued interest into 2,608,695 shares of common stock for $2.30 per share at any time. The Company may prepay the convertible note at the aggregate principal amount therein plus accrued interest by giving the holder between 15 and 60 day-notice, depending upon the specific circumstances, provided that Mr. Drexler may convert the 2016 Convertible Note during the applicable notice period. The Company recorded the 2015 Convertible Note as a liability in the balance sheet and also recorded a beneficial conversion feature of $52,000 as a debt discount upon issuance of the 2015 Convertible Note, which is being amortized over the term of the debt using the effective interest method. The beneficial conversion feature was calculated based on the difference between the fair value of common stock on the transaction date and the effective conversion price of the convertible note. As of December 31, 2016 and 2015, the convertible note had an outstanding principal balance of $6.0 million. In connection with the Company entering into the 2015 Convertible Note with Mr. Drexler, the Company granted Mr. Drexler the right to designate two directors to the Board.

For the years ended December 31, 2016 and 2015, interest expense related to the related party convertible secured promissory notes was $0.7 million and $33,000, respectively. During the year ended December 31, 2016, $0.5 million in interest was paid in cash to Mr. Drexler. No interest was paid during the year ended December 31, 2015.

Secured borrowing arrangement

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

During the year ended December 31, 2016, the Company sold to Prestige accounts with an aggregate face amount of approximately $54.6 million, for which Prestige paid to the Company approximately $43.7 million in cash. During the year ended December 31, 2016, $41.9 million was subsequently repaid to Prestige, including fees and interest. The proceeds from the initial assignment to Prestige under this secured borrowing arrangement were primarily utilized to pay off the balance of the existing line of credit and term loan with ANB Bank.

Line of Credit and Term Loan

In September 2014, the Company entered into a line of credit facility with ANB Bank for up to $8.0 million of borrowings. The line of credit originally matured in September 2017, and accrued interest at the prime rate plus 2%. The line of credit was secured by inventory, accounts receivable, intangible assets and equipment. As of December 31, 2015, the outstanding borrowings under the line of credit were $3.0 million. The Company repaid its outstanding principal and accrued interest under the line of credit in full in January 2016 in conjunction with the Company’s secured borrowing arrangement as described above. This line is no longer available to the Company.

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

In October 2015, the Company entered into loan modification agreements with ANB Bank under the line of credit and term loan to: (i) change the maturity date of the loans to January 15, 2016, (ii) prohibit the loans to be declared in default prior to December 10, 2015, except for defaults resulting from failure to make timely payments, and (iii) delete certain financial covenants from the line of credit. In consideration for these modifications, Ryan Drexler, Chief Executive Officer, President and Chairman of the Board, and a family member provided their individual guaranty for the remaining balance of the term loan and line of credit of $6.2 million. In consideration for executing his guaranty, the Company issued to Mr. Drexler 28,571 shares of the Company’s common stock with a grant date fair value of $80,000 (based upon the closing price of the Company’s common stock on the date of issuance).

Other

“Other debt” primarily consisted of debt in default, which was settled as of December 31, 2016. As of December 31, 2015, “Other debt” was included as a component of short-term debt. Debt in default was related to convertible debt issued during the year ended December 31, 2012 and prior where the convertible debt was never converted to common stock, nor was the principal repaid.

Note 10. Commitments and Contingencies

Operating Leases

The Company leases office and warehouse facilities under operating leases, which expire at various dates through 2020. The amounts reflected in the table below are for the aggregate future minimum lease payments under non-cancelable facility operating leases for properties that have not been abandoned as part of the restructuring plan. See Note 5 for additional details regarding the restructured leases. Under lease agreements that contain escalating rent provisions, lease expense is recorded on a straight-line basis over the lease term. Rent expense was $0.9 million and $1.6 million for years ended December 31, 2016 and 2015, respectively.

As of December 31, 2016, future minimum lease payments are as follows (in thousands):

For the Year Ending December 31,
2017	$435
2018	418
2019	392
2020	268
2021	—
Thereafter	—
Total minimum lease payments	$1,513

Capital Leases

In December 2014, the Company entered into a capital lease agreement providing for approximately $1.8 million in credit to lease up to 50 vehicles as part of a fleet lease program. As of December 31, 2016, the Company was leasing 10 vehicles under the capital lease which were included in “Property and equipment, net” in the Consolidated Balance Sheets. The original cost of leased assets was $330,000 and the associated accumulated depreciation was $126,000. As of December 31, 2015, the Company was leasing 21 vehicles under the capital lease which were included in “Property and equipment, net” in the Consolidated Balance Sheets. The original cost of leased assets was $670,000 and the associated accumulated depreciation was $90,000. The Company also leases manufacturing and warehouse equipment under capital leases, which expire at various dates through February 2020. Several of such leases were reclassified to the restructuring liability as of December 31, 2016, and related assets were written off to restructuring expense.

As of December 31, 2016 and 2015, short-term capital lease liabilities of $173,000 and $186,000, respectively, were included as a component of current liabilities, and the long-term capital lease liabilities of $332,000 and $330,000, respectively, were included as a component of long-term liabilities in the Consolidated Balance Sheets.

As of December 31, 2016, the Company’s future minimum lease payments under capital lease agreements, are as follows (in thousands):

For the Year Ending December 31,
2017	$194
2018	179
2019	122
2020	50
2021	—
Total minimum lease payments	545
Less amounts representing interest	(40)
Present value of minimum lease payments	$505

Purchase Commitment

As described in Note 4, upon closing of the sale of BioZone, the Company entered into a manufacturing and supply agreement whereby the Company is required to purchase a minimum of approximately $1.9 million of products per year from BioZone annually for an initial term of three years. If the minimum order quantities of specific products are not met, a $3.0 million minimum purchase commitment kicks in and any shortfall will be paid at 25% of the realized shortfall.

Settlements

Capstone

The Company was engaged in a dispute with Capstone arising out of a Manufacturing Agreement between the parties. On November 7, 2016, the parties executed the Settlement Agreement. Under the Settlement Agreement, the Company paid cash to Capstone in the amount of $11.0 million and issued a warrant to purchase 1,289,378 shares of the Company’s common stock. All pending litigation was dismissed with prejudice. The Settlement Agreement released all parties from any and all claims, actions, causes of action, suits, controversies or counterclaims that the parties have had, now have or thereafter can, shall or may have. See additional information in Note 6.

Arnold Schwarzenegger

The Company was engaged in a dispute with Marine MP, LLC (“Marine MP”), Arnold Schwarzenegger (“Schwarzenegger”), and Fitness Publications, Inc. (“Fitness,” and together with Marine MP and Schwarzenegger, the “AS Parties”) concerning amounts allegedly owed under the parties’ Endorsement Licensing and Co-Branding Agreement (the “Endorsement Agreement”). In May 2016, the Company received written notice that the AS Parties were terminating the Endorsement Licensing and Co-Branding Agreement by and among the Company and the AS Parties, the Company provided written notice to the AS Parties that it was terminating the Endorsement Agreement, and the AS Parties commenced arbitration, alleging that the Company breached the parties’ agreement and misappropriated Schwarzenegger’s likeness. The Company filed its response and counterclaimed for breach of contract and breach of the implied covenant of good faith and fair dealing.

On December 17, 2016, the Company entered into a Settlement Agreement (the “Settlement Agreement”) with the AS Parties, effective January 4, 2017. Pursuant to the Settlement Agreement, and to resolve and settle all disputes between the parties and release all claims between them, the Company agreed to pay the AS Parties (a) $1.0 million, which payment was released to the AS Parties on January 5, 2017, and (b) $2.0 million within six months of the effective date of the Settlement Agreement. If the Company fails to make the second payment when due, pursuant to a confession of judgment entered into by the Company, the AS Parties will be entitled to an additional $1.0 million, for a total additional payment of $3.0 million to satisfy the AS Parties’ contract claim, which the AS Parties claim is valued at $4.0 million. The Company also has agreed that it will not sell any products from its Arnold Schwarzenegger product line, will donate to a charity chosen by Arnold Schwarzenegger any remaining usable product, and otherwise destroy any products currently in inventory. This inventory was written off to “Impairment of assets” in the Consolidate Statement of Operations as it had no future value. See additional information in Note 7. In addition, in connection with the transaction, the 780,000 shares of Company common stock held by Marine MP were sold to a third party on January 4, 2017 in exchange for an aggregate payment by such third party of $1,677,000 to the AS Parties. See additional information in Note 19.

ETW

In July 2014, the Company entered into an Endorsement Agreement with ETW. Under the terms of the agreement, Tiger Woods agreed to endorse certain of the Company’s products and use a golf bag during all professional golf play that prominently displayed the MusclePharm name and logo. In May 2016, the Company entered into a settlement agreement with ETW, which eliminates all costs and terminates all future commitments under the Endorsement Agreement. See additional information in Note 5 and Note 15.

Contingencies

In the normal course of business or otherwise, the Company may become involved in legal proceedings. The Company will accrue a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. The accrual for a litigation loss contingency might include, for example, estimates of potential damages, outside legal fees and other directly related costs expected to be incurred. As of December 31, 2016, the Company was involved in the following material legal proceedings described below.

Supplier Complaint

In January 2016, ThermoLife International LLC (“ThermoLife”), a supplier of nitrates to MusclePharm, filed a complaint against the Company in Arizona state court. In its complaint, ThermoLife alleges that the Company failed to meet minimum purchase requirements contained in the parties’ supply agreement. In March 2016, the Company filed an answer to ThermoLife’s complaint, denying the allegations contained in the complaint, and filed a counterclaim alleging that ThermoLife breached its express warranty to MusclePharm because ThermoLife’s products were defective and could not be incorporated into the Company’s products. Therefore, the Company believes that ThermoLife’s complaint is without merit. The lawsuit is currently in the discovery phase.

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

In February 2016, Estalella filed a complaint in Colorado state court against the Company and Ryan Drexler, Chairman of the Board, Chief Executive Officer and President, alleging, among other things, that the Company breached the Employment Agreement, and seeking certain equitable relief and unspecified damages. The Company believes Estalella’s claims are without merit. At the Company’s 2016 Annual Meeting of Stockholders in June 2016, Estalella was not reelected to the Board and is no longer a member of the Board. As of the date of this report, the Company has evaluated the potential outcome of this lawsuit and recorded the liability consistent with its policy. The lawsuit is currently in the discovery phase.

Shareholder Derivative Complaint

In October 2015, Brian D. Gartner, derivatively and on behalf of MusclePharm Corporation, filed a verified shareholder derivative complaint in the 8th District Court, State of Nevada, Clark County (No. A-15-726810-B) alleging, among other things, breaches of fiduciary duty as members of the Board and/or executive officers of the Company against Brad Pyatt, Lawrence S. Meer, Donald W. Prosser, Richard Estalella, Jeremy R. Deluca, Michael J. Doron, Cory Gregory, L. Gary Davis, James J. Greenwell, John H. Bluher and Daniel J. McClory. Mr. Gartner alleges a series of accounting and disclosure failures resulted in the filing of materially false and misleading filings with the SEC from 2010 through July 2014, resulting in settlement with the SEC requiring payment of $700,000 of civil penalties. In December 2016, the case was dismissed without prejudice.

Insurance Carrier Lawsuit

The Company is engaged in litigation with insurance carrier Liberty Insurance Underwriters, Inc. arising out of Liberty’s denial of coverage. In 2014, the Company sought coverage under an insurance policy with Liberty for claims against directors and officers of the Company arising out of an investigation by the Securities and Exchange Commission. Liberty denied coverage, and, on February 12, 2015, the Company filed a complaint in the District Court, City and County of Denver, Colorado against Liberty claiming wrongful and unreasonable denial of coverage for the cost and expenses incurred in connection with the SEC investigation and related matters. Liberty removed the complaint to the United States District Court for the District of Colorado, which in August 2016 granted Liberty’s motion for summary judgment, denying coverage and dismissing the Company’s claims with prejudice, and denied the Company’s motion for summary judgment. The Company filed an appeal in November 2016. The appeal is currently in the discovery phase and the parties are in active settlement negotiations.

Manchester City Football Group

The Company is engaged in a dispute with City Football Group Limited (“CFG”), the owner of Manchester City Football Group, concerning amounts allegedly owed by the Company under a Sponsorship Agreement with CFG. In August 2016, CFG commenced arbitration in the United Kingdom against the Company, seeking approximately $8.3 million for the Company’s purported breach of the Agreement. The Company answered on October 7, 2016. The dispute is currently in arbitration.

Sponsorship and Endorsement Contract Liabilities

The Company has various non-cancelable endorsement and sponsorship agreements with terms expiring through 2019. The total value of future contractual payments as of December 31, 2016 are as follows (in thousands):

	For the Year Ending December 31,
	2017	2018	2019	2020	2021	Thereafter	Total
Outstanding Payments
Endorsement	$274	$2	$—	$—	$—	$—	$276
Sponsorship	2,467	2,459	1,040	—	—	—	5,966
Total future payments	$2,741	$2,461	$1,040	$—	$—	$—	$6,242

Note 11. Stockholders’ Deficit

Common Stock

For the year ended December 31, 2016, the Company had the following transactions related to its common stock including restricted stock awards (in thousands, except share and per share data):

Transaction Type	Quantity (Shares)	Valuation ($)	Range of Value per Share
Shares issued to employees, executives and directors	572,154	$1,367	$1.89-2.95
Shares issued related to sale of subsidiary	200,000	640	$3.20
Cancellation and forfeiture of restricted stock	(449,085)	(456)	$2.72-13.00
Total	323,069	$1,551	$1.89-13.00

For the year ended December 31, 2015, the Company issued common stock including restricted stock awards, as follows (in thousands, except share and per share data):

Transaction Type	Quantity (Shares)	Valuation ($)	Range of Value per Share
Stock issued to employees, executives and directors, net of cancellations	214,394	$766	$3.82-8.60
Stock issued for product line expansion	150,000	1,198	$7.99
Stock issued for MusclePharm apparel rights acquisition	170,000	1,394	$8.20
Stock issued for financing agreement	50,000	325	$6.49
Stock issued for consulting/endorsement agreement	55,189	320	$5.30-5.85
Stock issued for individual guaranty of debt	28,571	80	$2.80
Total	668,154	$4,083	$2.80-8.60

The fair value of all stock issuances above is based upon the quoted closing trading price on the date of issuance.

Common stock outstanding as of December 31, 2016 and 2015 includes shares legally outstanding even if subject to future vesting.

Warrants

In November 2016, the Company issued a warrant to purchase 1,289,378 shares of its common stock to the parent company of Capstone related to the dispute settlement. See Note 6 for additional information. The exercise price of this warrant was $1.83 per share, with a contractual term of four years. The Company has valued this warrant by utilizing the Black Scholes model at approximately $1.8 million with the following assumptions: contractual life of four years, risk free interest rate of 1.27%, dividend yield of 0%, and expected volatility of 118.4%.

In July 2014, the Company issued a warrant to purchase 100,000 shares of its common stock related to an endorsement agreement. See Note 15 for additional information. The exercise price of this warrant was $11.90 per share, with a contractual term of five years. This warrant was fully vested as of December 31, 2016. The Company used the Black-Scholes model to determine the estimated fair value of the warrants, with the following assumptions: contractual life of five years, risk free interest rate of 1.7%, dividend yield of 0%, and expected volatility of 55%.

Treasury Stock

During the years ended December 31, 2016 and 2015, the Company did not repurchase any shares of its common stock and held 875,621 shares in treasury as of December 31, 2016 and 2015. As of December 31, 2015, 860,900 of the Company’s shares held in treasury were subject to a pledge with a lender in connection with a term loan which was cancelled when the term loan was paid off in January 2016.

Note 12. Stock-Based Compensation

Stock Incentive Plans

In 2015, the Board adopted the MusclePharm Corporation 2015 Incentive Compensation Plan (the “2015 Plan”). The 2015 Plan provides for the issuance of incentive stock options, non-qualified stock options, restricted stock, stock appreciation rights, restricted stock units, dividend equivalent right, other share-based awards, and stock-based and cash-based awards that qualify as performance-based compensation under Section 162(m) of the Internal Revenue Code of 1986 (the “IRS Code”) to employees, consultants and directors of the Company or its subsidiaries.

The 2015 Plan is administered by the Board, unless the Board elects to delegate administration responsibilities to a committee (the “Committee”), and will continue in effect until terminated by the Board. The 2015 Plan may be amended by the Board, without the approval of stockholders, but no such amendments may increase the number of shares available under the 2015 Plan or materially and adversely affect any outstanding awards without the consent of the holders thereof. The total number of shares that may be issued under the 2015 Plan cannot exceed 2,000,000, subject to adjustment in the event of certain changes in the capitalization of the Company. As of December 31, 2016, 1,374,519 shares were available to grant under the 2015 Plan.

The Committee determines the methods by which the exercise price of options is paid, including in cash or check, in shares, through a broker-dealer sale and remittance procedure and a net exercise arrangement. The Committee may allow a participant, provided that the participant is not an executive officer or member of the Board, to deliver an interest-bearing full recourse promissory note or through a third-party loan guaranteed by the Company in the amount of the exercise price and any associated withholding taxes. The Committee also determines the eligible individuals who will receive grants and the precise terms of the grants including accelerations or waivers of any restrictions, and the conditions under which such accelerated vesting or waivers occur, such as in connection with a participant’s death, subject to certain limitations in the case of performance-based awards that are intended to qualify as qualified performance-based compensation under Section 162(m) of the IRS Code.

Section 162(m) of the IRS Code requires, among other things, that the maximum number of shares awarded to an individual during a specified period must be approved by the stockholders in order for the awards granted under the plan to be eligible for treatment as performance-based compensation that would not be subject to the IRS Code’s limitations on tax deductibility for compensation paid to certain specified senior executives. In any calendar year, the maximum number of shares with respect to one or more awards that may be granted to any one participant during the year under the 2015 Plan is 350,000 shares, subject to adjustment in the event of specified capitalization events of the Company, and the maximum amount that may be paid in cash during any calendar year with respect to any award is $1.5 million. The shares subject to cancelled options will continue to count against the maximum number of shares with respect to which the option may be granted to a participant.

Restricted Stock

The Company’s stock-based compensation for the years ended December 31, 2016 and 2015 consist primarily of restricted stock awards. The activity of restricted stock awards granted to employees, executives and Board members was as follows:

	Unvested Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance – December 31, 2014	2,631,987	$11.67
Granted	299,828	4.25
Vested	(1,805,816)	10.54
Cancelled	(100,000)	4.29
Unvested balance – December 31, 2015	1,025,999	12.34
Granted	572,154	2.39
Vested	(843,643)	9.94
Cancelled	(260,000)	13.00
Forfeited	(116,085)	8.65
Unvested balance – December 31, 2016	378,425	3.45

The total fair value of restricted stock awards granted to employees and the Board was $1.4 million and $1.3 million for the years ended December 31, 2016 and 2015, respectively. As of December 31, 2016, the total unrecognized expense for unvested restricted stock awards, net of expected forfeitures, was $1.1 million, which is expected to be amortized over a weighted average period of 1.4 years.

Restricted Stock Awards Issued to Ryan Drexler, Chairman of the Board, Chief Executive Officer and President

In December 2016, the Company issued Mr. Ryan Drexler 200,000 shares of restricted stock pursuant to an Amended and Restated Executive Employment Agreement (“Employment Agreement”) with a grant date value of $0.5 million based upon the closing price of the Company’s common stock on the date of issuance. These shares of restricted stock vest in full upon the first anniversary of the grant date.

In October 2015, the Company entered into loan modification agreements with the banking institution under its line of credit and term loan to: (i) change the maturity date of the loans to January 15, 2016, (ii) prohibit the loans to be declared in default prior to December 10, 2015, except for defaults resulting from failure to make timely payments, and (iii) delete certain financial covenants from the line of credit. In consideration for these modifications, Ryan Drexler, and a family member, provided their individual guaranty for the remaining balance of the loans of $6.2 million. In consideration for executing his guaranty, the Company issued to Mr. Drexler 28,571 shares of common stock with a grant date fair value of $80,000, based upon the closing price of the Company’s common stock on the date of issuance.

Accelerated Vesting of Restricted Stock Awards Related to Termination of Employment Agreement with Brad Pyatt, Former Chief Executive Officer

In March 2016, Brad Pyatt, the Company’s former Chief Executive Officer, terminated his employment with the Company. Pursuant to the terms of the separation agreement with the Company, in exchange for a release of claims, the Company agreed to pay severance in the amount of $1.1 million, payable over a 12-month period, a lump sum of $250,000 payable in March 2017 and reimbursement of COBRA premiums. In addition, the remaining unvested restricted stock awards held by Brad Pyatt of 500,000 shares vested in full upon his termination in accordance with the original grant terms. In connection with the accelerated vesting of these restricted stock awards, the Company recognized stock compensation expense of $3.9 million, which is included in “Salaries and benefits” in the accompanying Consolidated Statements of Operations for the year ended December 31, 2016.

Restricted Stock Awards Issued Related to Attempted Financing Agreement

In May 2015, the Company negotiated the termination of an attempted financing agreement with a lending institution and issued 50,000 shares of its common stock. The fair value of the common stock was $325,000 based upon the closing price of the Company’s common stock on the date of issuance, and was recorded as “Selling, general and administrative” expense in the accompanying Consolidated Statements of Operations.

Restricted Stock Awards Issued Related to Consulting/Endorsement Agreement

In May 2015, the Company entered into consulting and endorsement agreements with William Phillips. In connection with the endorsement agreements, the Company agreed to issue a total of 50,000 shares of its restricted common stock. The restricted common stock issued had a grant date fair value of $292,000, which was included as a component of prepaid stock compensation and “Additional paid-in capital” in the Consolidated Balance Sheet upon issuance. The prepaid stock compensation was originally amortized over the performance period of three years. In connection with the restructuring disclosed in Note 5, the Company terminated the consulting and endorsement agreements with William Phillips and wrote off the unamortized prepaid stock compensation balance of $268,000 in August 2015. In connection with the consulting agreement, the Company also agreed to issue restricted shares worth $25,000 (based upon the weighted average stock price during the 15-day-period prior to issuance) within 10 days after each subsequent three-month period term. In July 2015, the Company issued 5,189 shares of its common stock to William Phillips. The fair value of the common stock was $28,000 based upon the closing price of the Company’s common stock on the date of issuance, and was recorded as “Advertising and promotion” expense in the accompanying Consolidated Statements of Operations. No additional common stock will be issued to William Phillips under this agreement.

In July 2014, in connection with an endorsement agreement, the Company issued 446,853 shares of its restricted common stock to ETW with an aggregate market value of $5.0 million, as further described in Note 15. In September 2014, the Company entered into a consulting agreement with a third-party service provider and issued 30,000 shares of its restricted common stock with an aggregate market value of $402,000. These restricted stock awards granted to non-employees were initially included as a component of “Prepaid stock compensation” and “Additional paid-in capital” in the Consolidated Balance Sheet upon issuance. The prepaid stock compensation was originally amortized over the performance period. In connection with the restructuring plan disclosed further in Note 5, the Company wrote off the unamortized prepaid stock compensation balance related to these restricted stock awards to non-employees of $3.8 million in August 2015.

Restricted Stock Awards Related to Energy Drink Agreement

In January 2015, the Company entered into an energy drink agreement with Langer Juice and Creative Flavor Concepts to expand into a new product line. In connection with the agreement, the Company issued a total of 150,000 shares of its restricted common stock with trade restrictions for a period of three years. The restricted stock awards issued had a grant date fair value of approximately $1.2 million, which was initially included as a component of “Prepaid stock compensation” and “Additional paid-in capital” in the Consolidated Balance Sheet upon issuance. The prepaid stock compensation was originally amortized over the performance period of ten years. In connection with the restructuring plan disclosed further in Note 5, the Company discontinued this product and wrote off the unamortized prepaid stock compensation balance of $1.1 million in August 2015.

Stock Options

The Company may grant options to purchase shares of the Company’s common stock to certain employees and directors pursuant to the 2015 Plan. Under the 2015 Plan, all stock options are granted with an exercise price equal to or greater than the fair market value of a share of the Company’s common stock on the date of grant. Vesting is generally determined by the Compensation Committee of the Board within limits set forth in the 2015 Plan. No stock option will be exercisable more than ten years after the date it is granted.

In December 2016, the Company issued options to purchase 139,277 shares of its common stock to Mr. Peter Lynch, the Company’s Chief Financial Officer. These stock options have an exercise price of $2.39 per share, a contractual term of 10 years and a grant date fair value of $2.09 per share, or $0.3 million, which is amortized on a straight-line basis over the vesting period of three years. In February 2016, the Company issued options to purchase 137,362 shares of its common stock to Mr. Drexler, the Company’s Chief Executive Officer, President and Chairman of the Board, and 54,945 to Michael Doron, the Lead Director of the Board. These stock options have an exercise price of $1.89 per share, a contractual term of 10 years and a grant date fair value of $1.72 per share, or $0.3 million, which is amortized on a straight-line basis over the vesting period of two years. The Company determined the fair value of the stock options using the Black-Scholes model.  The table below sets forth the assumptions used in valuing such options.

For the Year Ended December 31, 2016
Expected term of options	6.5 years
Expected volatility-range used	118.4%-131.0%
Expected volatility-weighted average	125.7%
Risk-free interest rate-range used	1.27%-1.71%

For the year ended December 31, 2016, the Company recorded stock compensation expense related to options of $0.2 million. There were no options granted nor outstanding during the year ended December 31, 2015.

Stock Options Summary Table

The following table describes the total options outstanding, granted, exercised, expired and forfeited as of and during the years ended December 31, 2016 and 2015, as well as the total options exercisable as of December 31, 2016. Shares obtained from the exercise of our options are subject to various trading restrictions.

	Options Pursuant to the 2015 Plan	Weighted Average Exercise Price Per Share	Weighted Average Fair Value of Options Granted During the Year	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Issued and outstanding as of December 31, 2015	—	$—	$—	—	$—
Granted	331,584	2.10	1.88
Exercised	—	—	—
Forfeited	—	—	—
Issued and outstanding as of December 31, 2016	331,584	2.10	1.88	9.48	—
Exercisable as of December 31, 2016	72,114	$1.89	1.72	9.15	—

As of December 31, 2016, the total unrecognized expense for unvested stock options was $0.5 million, which is expected to be amortized over a weighted average period of 1.6 years.

Other Stock-Based Compensation- Agreements with Worldwide Apparel, LLC – MusclePharm Apparel Rights

In February 2015, the Company entered into an agreement with Worldwide Apparel, LLC (“Worldwide”) to terminate Worldwide’s right to use MusclePharm’s brand images in apparel effective March 28, 2015. The brand rights were originally licensed in May 2011, and amended in March 2014 prior to the termination. The consideration related to the acquisition of the MusclePharm apparel from Worldwide consisted of a cash consideration of $850,000 and 170,000 shares of MusclePharm common stock with an aggregate fair value of $1.4 million. The total cost of the MusclePharm apparel acquisition of $2.2 million is included in the caption brand within “Intangible assets, net” in the Consolidated Balance Sheets, and is subject to amortization over a period of seven years.

Note 13. Defined Contribution Plan

The Company established a 401(k) Plan (the “401(k) Plan”) for eligible employees of the Company. Generally, all employees of the Company who are at least twenty-one years of age and who have completed six months of service are eligible to participate in the 401(k) Plan. The 401(k) Plan is a defined contribution plan that provides that participants may make voluntary salary deferral contributions, on a pretax basis, in the form of voluntary payroll deductions. The Company may make discretionary contributions. For the years ended December 31, 2016 and 2015, the Company’s matching contribution was $0.2 million and $0.3 million, respectively.

Note 14. Net Loss per Share

Basic net loss per share is computed by dividing net loss for the period by the weighted average number of shares of common stock outstanding during each period. There was no dilutive effect for the outstanding potentially dilutive securities for the years ended December 31, 2016 and 2015, respectively, as the Company reported a net loss for all periods.

The following table sets forth the computation of the Company’s basic and diluted net loss per share for the periods presented (in thousands, except share and per share data):

	For the Year Ended December 31,
	2016	2015
Net loss	$(3,477)	$(51,858)
Weighted average common shares used in computing net loss per share, basic and diluted	13,438,248	13,621,255
Net loss per share, basic and diluted	$(0.26)	$(3.81)

Diluted net income per share is computed by dividing net income for the period by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The Company uses the treasury stock method to determine whether there is a dilutive effect of outstanding potentially dilutive securities, and the if-converted method to assess the dilutive effect of the convertible notes.

There was no dilutive effect for the outstanding awards for the years ended December 31, 2016 and 2015, respectively, as the Company reported a net loss for both periods. However, if the Company had net income for the year ended December 31, 2016, the potentially dilutive securities included in the earnings per share computation would have been 8,663,206. If the Company had net income for the year ended December 31, 2015, the potentially dilutive securities included in the earnings per share computation would have been 2,608,695.

Total outstanding potentially dilutive securities were comprised of the following:

	As of December 31,
	2016	2015
Stock options	331,584	—
Warrants	1,389,378	100,000
Unvested restricted stock	378,425	1,025,999
Convertible notes	8,619,624	2,608,695
Total common stock equivalents	10,719,011	3,734,694

Note 15. Endorsement Agreements

Arnold Schwarzenegger

In July 2013, the Company entered into an Endorsement Licensing and Co-Branding Agreement by and among the Company and AS Parties. Under the terms of the agreement, Mr. Schwarzenegger was co-developing a special Arnold Schwarzenegger product line being co-marketed under Mr. Schwarzenegger’s name and likeness. In connection with this agreement, the Company also issued to Marine MP, LLC fully vested restricted shares of common stock with an aggregate market value of $8.5 million. The issuance was being amortized over the original three-year term of the agreement to “Advertising and promotion” expense.

In May 2016, the Company received written notice to terminate the Endorsement Licensing and Co-Branding Agreement effective immediately. As a result, $2.0 million of intangible assets, prepaid assets and inventory related to the Arnold Schwarzenegger product line was written off as an impairment expense.

On December 17, 2016, the Company entered into the Settlement Agreement with the AS Parties, effective January 4, 2017. Pursuant to the Settlement Agreement, and to resolve and settle all disputes between the parties and release all claims between them, the Endorsement Licensing and Co-Branding Agreement was terminated and the Company agreed to pay the AS Parties (a) $1 million, which payment was released to the AS Parties on January 5, 2017, and (b) $2.0 million within six months of the effective date of the Settlement Agreement. The Company also has agreed that it will not sell any products from its Arnold Schwarzenegger product line, will donate to a charity chosen by Arnold Schwarzenegger any remaining usable product, and otherwise destroy any products currently in inventory. See Note 10 for further details.

ETW

In July 2014, the Company entered into an Endorsement Agreement with ETW. Under the terms of the agreement, Tiger Woods agreed to endorse certain of the Company’s products and use a golf bag during all professional golf play that prominently displayed the MusclePharm name and logo.

In conjunction with this agreement, the Company issued 446,853 shares of the Company’s restricted common stock to ETW, with an aggregate market value of $5.0 million. The shares were amortized over the original four-year term of the agreement. The current and non-current portions of the unamortized stock compensation were initially included as a component of “Prepaid stock compensation” in the Consolidated Balance Sheets. The amount of unamortized stock compensation expense of $3.5 million related to this agreement was written off in connection with the restructuring plan disclosed further in Note 5.

In May 2016, the Company entered into a settlement agreement with ETW, which eliminates all costs and terminates all future commitments under the Endorsement Agreement. Pursuant to the settlement agreement, the Company paid ETW $2.2 million to terminate the parties’ obligations under Endorsement Agreement and to resolve all disputes between the parties. As a result, the Company adjusted its restructuring accrual balance from $7.0 million to $2.2 million according to the settlement agreement and recorded an expense credit of $4.8 million during the year ended December 31, 2016.

Johnny Manziel

In July 2014, the Company entered into an Endorsement Agreement for the services of Johnny Manziel. As part of this agreement, the Company issued a warrant to purchase 100,000 shares of its common stock at an exercise price of $11.90 per share. The warrants vest monthly over a period of 24 months beginning August 15, 2014, and have a five-year contractual term. The Company recognized stock-based compensation expense of $6,000 and 65,000 for the years ended December 31, 2016 and 2015, respectively, related to these warrants, which is included as a component of “Advertising and promotion” expense in the accompanying Consolidated Statements of Operations. In connection with the restructuring disclosed in Note 5, the Company notified Johnny Manziel of its intention to terminate the endorsement agreement due to breach; however, Johnny Manziel has disputed the termination notice. As of December 31, 2016, all shares were vested under the warrant.

Note 16. Income Taxes

The components of loss before provision for income taxes for the years ended December 31, 2016 and 2015 are as follows (in thousands):

	For the Year Ended December 31,
	2016	2015
Domestic	$(3,857)	$(52,060)
Foreign	698	307
Loss before provision for income taxes	$(3,159)	$(51,753)

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due. Deferred taxes relate to differences between the basis of assets and liabilities for financial and income tax reporting which will be either taxable or deductible when the assets or liabilities are recovered or settled.

As of December 31, 2016, the Company has a Federal net operating loss carry-forward of $80.1 million available to offset future taxable income. The Company has estimated state loss carry-forwards of $49.9 million. The Company also has federal research and development credit carryforwards of $0.2 million as of December 31, 2016. Utilization of net operating losses and R&D credits may be limited due to potential ownership changes under Section 382 of the IRS Code. These net operating loss carry-forwards and federal R&D credits have expiration dates starting in 2030 through 2036.

Income taxes have not been provided on undistributed earnings of certain foreign subsidiaries in an aggregate amount of $0.5 million as of December 31, 2016 as the Company considers such earnings to be permanently reinvested outside the United States. The additional U.S. income tax that would arise on repatriation of the remaining undistributed earnings could be offset, in part, by foreign tax credits on such repatriation. However, it is impractical to estimate the amount of net income and withholding tax that might be payable.

The valuation allowance as of December 31, 2016 was $31.2 million. The net change in valuation allowance for the year ended December 31, 2016 was an increase of $0.4 million. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2016.

The effects of temporary differences that gave rise to significant portions of deferred tax assets as of December 31, 2016 and 2015, are as follows (in thousands):

	As of December 31,
	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$29,359	$29,796
Other	1,794	5,142
Gross deferred tax assets	31,153	34,938
Valuation allowance	(31,153)	(30,834)
Net deferred tax assets	—	4,104
Deferred tax liability
Stock-based compensation	—	(2,370)
Intangibles	—	(1,734)
Gross deferred tax liabilities	—	(4,104)
Net deferred tax assets	$—	$—

The Company incurred income tax expense of $318,000 and $105,000 for the years ended December 31, 2016 and 2015, respectively. Of the total tax provision for the years ended December 31, 2016 and 2015, $134,000 and $12,000 was attributed to taxes for foreign operations, respectively.

The income tax provision for the years ended December 31, 2016 and 2015 included the following (in thousands):

	For the Year Ended December 31,
	2016	2015
Current income tax expense:
Federal	$145	$—
State	39	93
Foreign	134	12
	318	105
Deferred income tax provision:
Federal	—	—
State	—	—
Foreign	—	—
	—	—
Provision for income taxes, net	$318	$105

The income tax provision differs from those computed using the statutory federal tax rate of 34% due to the following (in thousands):

	For the Year Ended December 31,
	2016	2015
Expected provision at statutory federal rate	$(1,074)	$(17,596)
State tax — net of federal benefit	23	74
Foreign income/losses taxed at different rates	(38)	(43)
Sale of BioZone	949	—
Stock-based compensation	—	56
Other	217	(125)
Change in valuation allowance	241	17,739
Income tax expense	$318	$105

A reconciliation of the beginning and ending amount of unrecognized tax benefits (“UTB’s”) is as follows (in thousands):

Gross UTB’s as of December 31, 2015	$141
Deductions for tax positions taken in a prior year	(102)
Additions for tax positions taken in the current year	206
Gross UTB’s as of December 31, 2016	$245

If recognized, none of the Company’s unrecognized tax benefits as of December 31, 2016 would reduce its annual effective tax rate but would result in a corresponding adjustment to its deferred tax valuation allowance. As of December 31, 2016, the Company has not recorded a liability for potential interest or penalties. The Company also does not expect its unrecognized tax benefits to change significantly over the next 12 months. By statute, all tax years are open to examination by the major taxing jurisdictions to which the Company is subject.

Note 17. Segments, Geographical Information

The Company’s chief operating decision maker reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. As such, the Company currently has a single reporting segment and operating unit structure. In addition, substantially all long-lived assets are attributable to operations in the U.S. for both periods presented.

Revenue, net by geography is based on the company addresses of the customers. The following table sets forth revenue, net by geographic area (in thousands):

	For the Year Ended December 31,
	2016	2015
Revenue, net:
United States	$86,748	$120,598
International	45,751	46,260
Total revenue, net	$132,499	$166,858

Note 18. Related Party Transactions

Chief Executive Officer, President and Chairman Convertible Secured Promissory Note Agreements and Debt Guaranty

In November 2016, the Company entered into the 2016 Convertible Note with Mr. Ryan Drexler, pursuant to which Mr. Drexler loaned the Company $11.0 million. Proceeds from the note were used to fund the Settlement Agreement with Capstone. The 2016 Convertible Note is secured by all assets and properties of the Company and its subsidiaries, whether tangible or intangible. See Note 6 and Note 9 for additional information.

In December 2015, the Company entered into the 2015 Convertible Note with Mr. Drexler, pursuant to which he loaned the Company $6.0 million. Proceeds from the note were used to fund working capital requirements. The convertible note is secured by all assets and properties of the Company and its subsidiaries whether tangible or intangible. In connection with the Company entering into the 2015 Convertible Note with Mr. Drexler, the Company granted Mr. Drexler the right to designate two directors to the Board. The Company agreed to take all actions necessary to permit such designation. See additional information in Note 9.

For the years ended December 31, 2016 and 2015, interest expense related to the related party convertible secured promissory notes was $0.7 million and $33,000, respectively. During the year ended December 31, 2016, $0.5 million in interest was paid in cash to Mr. Drexler. No interest was paid during the year ended December 31, 2015.

In October 2015, the Company entered into loan modification agreements with ANB Bank under the line of credit and term loan to: (i) change the maturity date of the loans to January 15, 2016, (ii) prohibit the loans to be declared in default prior to December 10, 2015, except for defaults resulting from failure to make timely payments, and (iii) delete certain financial covenants from the line of credit. In consideration for these modifications, Ryan Drexler, Chairman of the Board, Chief Executive Officer and President, and a family member provided their individual guaranty for the remaining balance of the term loan and line of credit of $6.2 million. In consideration for executing his guaranty, the Company issued to Mr. Drexler 28,571 shares of the Company’s common stock with a grant date fair value of $80,000 (based upon the closing price of the Company’s common stock on the date of issuance). See additional information in Note 9.

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

Key Executive Life Insurance

The Company had purchased split dollar life insurance policies on certain key executives. These policies provide a split of 50% of the death benefit proceeds to the Company and 50% to the officer’s designated beneficiaries. All policies were terminated or transferred to the former employees as of December 31, 2016.

Lease Agreement with Significant Shareholder

In October 2013, the Company entered into an Office Lease Agreement with Frost Real Estate Holdings, LLC, a Florida limited liability company owned by Dr. Phillip Frost, a significant shareholder. Pursuant to the lease, the Company rented 1,437 square feet of office space for an initial term of three years, with an option to renew the lease for an additional three-year term. This facility was closed in September 2015 and included in the Company’s restructuring plan. The remaining lease obligation from September 2015 through April 2017 for $77,000 was included in the restructuring expense for the year ended December 31, 2015. Prior to the closure of this facility, the Company recorded rent expense of $39,000 for the year ended December 31, 2015.

Lease Agreement with Former Employee

The Company leased office and warehouse facility in Hamilton, Ontario, Canada from 2017275 Ontario Inc., which is a company owned by Renzo Passaretti, former VP and General Manager of MusclePharm Canada Enterprises Corp, the Company’s wholly-owned Canadian subsidiary. Mr. Passaretti separated from the Company in September 2015. For the year ended December 31, 2015, the Company paid rent of $83,000. The lease was terminated in November 2015. The Company paid no such rent in 2016.

Business Relationship with Former Employee

Ryan DeLuca, the former Chief Executive Officer of Bodybuilding.com, is the brother of Jeremy DeLuca, the Company’s former EVP, MusclePharm Brand and Global Business Development. The Company maintained a business relationship with Bodybuilding.com prior to hiring Mr. DeLuca. The Company does not offer preferential pricing of our products to Bodybuilding.com based on these relationships. Mr. DeLuca separated from the Company in September 2015, and there is no ongoing relationship. Net revenue from products sales to Bodybuilding.com was $16.9 million for the year ended December 31, 2015. The Company had $1.5 million in trade receivables with Bodybuilding.com as of December 31, 2015. The Company purchased marketing services from Bodybuilding.com of $0.4 million for the year ended December 31, 2015.

Note 19. Subsequent Events

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

Recognized Subsequent Events

Arnold Schwarzenegger

On December 17, 2016, the Company entered into the Settlement Agreement with the AS Parties, effective January 4, 2017. Pursuant to the Settlement Agreement, and to resolve and settle all disputes between the parties and release all claims between them, the Company agreed to pay the AS Parties (a) $1.0 million, which payment was released to the AS Parties on January 5, 2017, and (b) $2.0 million within six months of the effective date of the Settlement Agreement. In addition, in connection with the transaction, the 780,000 shares of Company common stock held by Marine MP were sold to a third party on January 4, 2017 in exchange for an aggregate payment by such third party of $1,677,000 to the AS Parties. See additional information in Note 10.

Unrecognized Subsequent Events

Related-Party Convertible Notes

In January 2017, the maturity of the 2015 Convertible Note with Mr. Drexler was extended from January 2017 to November 2017. In addition, the interest rate for the 2015 Convertible Note was increased from 8% to 10% per annum and from 10% to 12% per annum if there is an event of default.

Exhibit Index

		Incorporated by Reference
Exhibit No.	Description	Form	SEC File Number	Exhibit	Filing Date

3.1	Articles of Incorporation of MusclePharm Corporation (successor to Tone in Twenty).	SB-2	333-147111	3.1	November 2, 2007

3.2	Amendment to the Articles of Incorporation.	SB-2	333-147111	3.3	November 2, 2007

3.3	Amendment to the Articles of Incorporation	8-K	000-53166	3.3	February 24, 2010

3.4	Amendment to the Articles of Incorporation.	10-Q	000-53166	3.1	May 23, 2011

3.5	Amendment to the Articles of Incorporation.	8-K	000-53166	3.1	November 23, 2011

3.6	Amendment to the Articles of Incorporation.	8-K	000-53166	3.1	January 27, 2012

3.7	Amendment to the Articles of Incorporation.	8-K	000-53166	3.1	March 30, 2012

3.8	Certificate of Change.	8-K	000-53166	3.1	November 28, 2012

3.9	Certificate of Amendment to Articles of Incorporation.	8-K	000-53166	3.2	November 28, 2012

3.10	Certificate of Correction.	S-1/A	333-184625	3.15	December 26, 2012

3.11	Second Amended and Restated Bylaws	8-K	000-53166	3.1	September 27, 2016

4.1	Specimen of certificate for MusclePharm Corporation Common Stock.	S-1/A	333-184625	4.4	December 28, 2012

4.2	Warrant, dated November 7, 2016 by and between MusclePharm Corporation and INI Buyer, Inc.	10-Q	000-53166	4.1	November 9, 2016

4.3	2015 Incentive Compensation Plan	S-8	333-212576	4.14	July 18, 2016

10.1	Purchasing Agreement with General Nutrition Corporation dated December 16, 2009.	8-K	000-53166	10.2	February 24, 2010

10.2	Form of Registration Rights Agreement, dated July 13, 2012, between MusclePharm Corporation and TCA Global Credit Master Fund LP.	8-K	000-53166	10.1	July 20, 2012

10.3	Form of Indemnification Agreement.	8-K	000-53166	10.1	August 27, 2012

Exhibit Index (continued)

		Incorporated by Reference
Exhibit No.	Description	Form	SEC File Number	Exhibit	Filing Date

10.4	Separation and Release of Claims Agreement, dated April 8, 2014, between MusclePharm Corporation and L. Gary Davis.	8-K	000-53166	10.1	April 14, 2014

10.5*	MusclePharm Corporation 2015 Incentive Compensation Plan	S-8	000-53166	4.14	July 18, 2016

10.6	Confidentiality and Non-Disclosure Agreement, dated June 23, 2015, between MusclePharm Corporation and Consac, LLC, an affiliate of Ryan Drexler.	10-Q	000-53166	10.6	August 10, 2015

10.7*	Executive Employment Agreement, dated February 11, 2016, between MusclePharm Corporation and Ryan Drexler.	8-K	000-53166	10.1	February 16, 2016

10.8	Agreement for Purchase and Sale of Stock dated April 21, 2016, between MusclePharm Corporation and BioZone Laboratories, Inc., BioZone Holdings, Inc. and Flavor Producers, Inc.	8-K	000-53166	10.1	April 27, 2016

10.9	Convertible Secured Promissory Note, dated November 8, 2016, by and between MusclePharm Corporation and Ryan Drexler	10-Q	000-53166	10.1	November 9, 2016

10.10	Amended and Restated Security Agreement, dated November 8, 2016, by and between MusclePharm Corporation and Ryan Drexler	10-Q	000-53166	10.2	November 9, 2016

10.11	Settlement Agreement, dated November 7, by and among MusclePharm Corporation and F.H.G. Corporation d/b/a Capstone Nutrition, INI Parent, Inc., INI Buyer, Inc. and Medley Capital Corporation	10-Q	000-53166	10.3	November 9, 2016

10.12*	Amended and Restated Executive Employment Agreement, between MusclePharm Corporation and Ryan Drexler	8-K	000-53166	10.1	November 25, 2016

10.13*	Employment Agreement, between MusclePharm Corporation and Peter Lynch	8-K	000-53166	10.1	December 2, 2016

10.14**	Convertible Secured Promissory Note, dated December 7, 2015, by and between MusclePharm Corporation and Ryan Drexler

Exhibit Index (continued)

Incorporated by Reference
Exhibit No.	Description	Form	SEC File Number	Exhibit	Filing Date

10.15**	First Amendment to Convertible Secured Promissory Note, dated December 7, 2015, by and between MusclePharm Corporation and Ryan Drexler

14.1	Code of Ethics.	8-K	000-53166	14	April 23, 2012

14.2	Corporate Governance Guidelines, adopted March 8, 2015.	10-Q	000-53166	99.1	May 11, 2015

21.1**	Subsidiaries of the Registrant.

31.1**	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2***	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following materials from MusclePharm Corporation’s annual report on Form 10-K for the year ended December 31, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Statements of Changes in Stockholders’ Equity (Deficit); (iv) the Consolidated Statements of Cash Flows; and (v) related notes to these financial statements.

*	Indicates management contract or compensatory plan or arrangement.
**	Filed herewith
***	Furnished herewith

