Form 10-K/A
period 2016-12-31
MusclePharm Corp
filed 2017-05-01
CIK 1415684

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

Large accelerated filer	[ ]	Accelerated filer	[ ]	Emerging Growth Company	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    [ ]  Yes    [X]  No

Aggregate market value of the voting common stock held by non-affiliates of the registrant at June 30, 2016: $36.0 million.

Number of shares of the registrant’s common stock outstanding at March 31, 2017: 14,461,609 (excludes 875,621 shares of common stock held in treasury).

DOCUMENTS INCORPORATED BY REFERENCE:

None.

EXPLANATORY NOTE

MusclePharm Corporation (“MusclePharm”, the “Company”, “we”, “us”, or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the year ended December 31, 2016, originally filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2017 (the “Original 10-K Filing”), solely for the purpose of including the information required by Part III of Form 10-K. Such information was previously omitted from the Original 10-K Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference to our definitive proxy statement for the 2017 Annual Meeting of Stockholders if such proxy statement is filed no later than 120 days after our fiscal year end. We are filing this Amendment to include Part III information in our Form 10-K. The reference on the cover of the Original 10-K Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original 10-K Filing is hereby deleted.

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

MusclePharm Corporation

PART III

Item 10. Directors, Executive Officers and Corporate Governance

EXECUTIVE OFFICERS AND DIRECTORS

Information required under this Item with respect to our Executive Officers and members of our Board of Directors is included as a supplemental item at the end of Part I of the Original 10-K Filing. The names of our directors and executive officers, their ages as of March 31, 2017 and certain other information about them are set forth below. There are no family relationships among any of our directors or executive officers.

Name	Age	Position
Ryan Drexler	46	Chief Executive Officer, President and Chairman of the Board of Directors
Brian Casutto	46	Executive Vice President of Sales & Operations
Douglas West	55	Vice President of Finance and Administration, Interim Principal Financial Officer and Interim Principal Accounting Officer
Michael Doron	55	Director
William Bush	52	Director

RYAN DREXLER

CHIEF EXECUTIVE OFFICER, PRESIDENT, AND CHAIRMAN OF THE BOARD OF DIRECTORS

Ryan Drexler was appointed to serve as our Chief Executive Officer and President on November 18, 2016. Prior to that, Mr. Drexler was appointed to serve as our Interim Chief Executive Officer, President and Chairman of the Board of Directors on March 15, 2016 and was designated as our Interim Principal Executive Officer. Mr. Drexler has served as Chairman of our Board of Directors since August 26, 2015. Mr. Drexler is currently the Chief Executive Officer of Consac, LLC (“Consac”), a privately-held firm that invests in the securities of publicly traded and venture-stage companies. Previously, Mr. Drexler served as President of Country Life Vitamins, a family-owned nutritional supplements and natural products company that he joined in 1993. In addition to developing strategic objectives and overseeing acquisitions for Country Life, Mr. Drexler created new brands that include the BioChem family of sports and fitness nutrition products. Mr. Drexler negotiated and led the process which resulted in the sale of Country Life in 2007 to the Japanese conglomerate Kikkoman Corp. Mr. Drexler graduated from Northeastern University, where he earned a B.A. in political science. Because of his experience in running and developing nutritional supplement companies, we believe that Mr. Drexler is well qualified to serve on our Board of Directors.

BRIAN CASUTTO

EXECUTIVE VICE PRESIDENT OF SALES AND OPERATIONS

Brian Casutto was appointed to the role of Executive Vice President of Sales & Operations in July of 2015. Prior to that, Mr. Casutto joined MusclePharm in June of 2014 to lead product development and brand positioning of the recently announced Natural Series. From 1997 to 2014, Mr. Casutto served as Executive Vice President, Sales for Country Life, LLC.

DOUGLAS WEST

Vice President of Finance and Administration, Interim Principal Financial Officer and Interim Principal Accounting Officer

Douglas West joined the Company in September 2016 as Vice President as Finance and Administration and was appointed as the Company’s Interim Principal Financial Officer and Interim Principal Accounting Officer in March 2017. Mr. West has over twenty-five years of experience in international accounting and finance. Mr. West has diversified background with both domestic and multinational companies. From 2010 to 2016, Mr. West owned his own accounting consulting business, where he provided accounting and financial services to a variety of large companies and start up organizations. Previously, Mr. West served as Chief Financial Officer for a small public company and served as controller for a number of organizations including A&E products (a division of Tyco International), Danka Business Systems and BlueSun Biodiesel. Mr. West held a variety of financial positions with Wyeth Pharmaceuticals and began his career with Ernst &Young LLP. He is a Certified Public Accountant and holds a Bachelor of Science degree from Montclair State University.

MICHAEL DORON

DIRECTOR

Michael Doron has served on our Board of Directors as an independent director since November 5, 2012, and currently serves as the Lead Director of the Board of Directors, responsible for leading the independent director and providing direct input to management. Mr. Doron also serves as the Chair of the Compensation Committee and member of both the Audit Committee and the Nominating & Corporate Governance Committee. He has extensive corporate finance and business development experiences in both executive and board level positions with private and public companies. Mr. Doron currently is a partner at Alpha Nordic Ventures, a full-service boutique firm specializing in financing and advisory services for growth companies. Previously, from 2009 through 2013, when he relocated to Sweden, Mr. Doron was co-founder and a partner in DDR & Associates, a business development firm specializing in pre-IPO companies, and Evolution Capital, a private firm working in conjunction with DDR, and specializing in providing capital to publicly held companies using various debt instruments. Mr. Doron currently serves on the board of directors of Next Graphite, Inc. (OTCBB: GPNE), a company owning graphite-producing properties located in Namibia, and formerly the chairman of the board of directors of GASE Energy, Inc. (OTCBB: GASE), an independent energy company focusing on the exploration, development and production of natural gas in Ukraine. Mr. Doron earned a BA from the University of Maryland. Because of his significant experience in corporate finance and business development, we believe that Mr. Doron is well qualified to serve on our Board of Directors.

WILLIAM BUSH

DIRECTOR

William Bush has served on our Board of Directors as an independent director since May 2015 and serves as the chair of the Audit Committee and a member of the Compensation Committee. Since November 2016, Mr. Bush as served as chief financial officer of Stem, Inc., a leading software-driven energy storage provider. From January 2010 until November 2016, Mr. Bush served as the chief financial officer of Borrego Solar Systems, Inc., which is one of the nation’s leading financiers, designers and installers of commercial and industrial grid-connected solar systems. From October 2008 to December 2009, Mr. Bush served as the chief financial officer of Solar Semiconductor, Ltd., a private vertically integrated manufacturer and distributor of photovoltaic modules and systems targeted for use in industrial, commercial and residential applications, with operations in India, helping it reach $100 million in sales in its first 15 months of operation. Prior to that, Mr. Bush served as chief financial officer and corporate controller for a number of high growth software and online media companies as well as being one of the founding members of Buzzsaw.com, Inc., a spinoff of Autodesk, Inc. Prior to his work at Buzzsaw.com, Mr. Bush served as corporate controller for Autodesk, Inc. (NasdaqGM: ADSK), the fourth largest software applications company in the world.

Mr. Bush’s prior experience includes seven years in public accounting with Ernst & Young LLP and PricewaterhouseCoopers. Mr. Bush holds a B.S. degree in Business Administration from U.C. Berkeley and is a certified public accountant (currently inactive). Mr. Bush currently serves on the board of directors of Towerstream Corporation (NASDAQ: TWER), a fixed wireless provider, and has been a director since 2007. Because of his significant experience in finance, we believe that Mr. Bush is well qualified to serve on our Board of Directors.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act, requires our directors and named executive officers, and persons who beneficially own more than 10% of our common stock, to file initial reports of ownership and reports of changes in ownership of our common stock and our other equity securities with the SEC. As a practical matter, we assist our directors and officers by monitoring transactions and completing and filing Section 16 reports on their behalf. Based solely on a review of the copies of such forms in our possession and on written representations from reporting persons, we believe that during 2016, all of our named executive officers and directors filed the required reports on a timely basis under Section 16(a) of the Exchange Act, except for as follows:

Name	Date of Award	Date Filed	Stock Awards
Michael Doron	1/22/2016	2/1/2016	9,049
William J. Bush	1/22/2016	2/1/2016	9,049
Stacey Y. Jenkins	1/22/2016	2/1/2016	9,049
Noel Thompson	1/22/2016	2/1/2016	9,049
Richard Estalella	1/22/2016	2/1/2016	9,049
Michael Doron	4/20/2016	9/2/2016	6,779
William J. Bush	4/20/2016	9/2/2016	6,779
Stacey Y. Jenkins	4/20/2016	9/2/2016	6,779
Noel Thompson	4/20/2016	—	6,779
Richard Estalella	4/20/2016	—	6,779
Michael Doron	7/16/2016	9/2/2016	64,338
William J. Bush	7/16/2016	9/2/2016	64,338
Stacey Y. Jenkins	7/16/2016	9/2/2016	64,338

CODE OF CONDUCT

Our Board of Directors established a Code of Conduct applicable to our officers and employees. The Code of Conduct is accessible on our website at www.musclepharmcorp.com. If we make any substantive amendments to the Code of Conduct or grant any waiver, including any implicit waiver, from a provision of the Code of Conduct to our officers, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K.

CORPORATE GOVERNANCE OVERVIEW

Our business, assets and operations are managed under the direction of our Board of Directors. Members of our Board of Directors are kept informed of our business through discussions with our Chief Executive Officer, our external counsel, members of management and other Company employees as well as our independent auditors, and by reviewing materials provided to them and participating in meetings of the Board of Directors and its committees.

In addition to its management oversight function, our Board of Directors remains committed to strong and effective corporate governance, and, as a result, it regularly monitors our corporate governance policies and practices to ensure we meet or exceed the requirements of applicable laws, regulations and rules, the NASDAQ listing standards (even though we are not subject to them), as well as the best practices of other public companies.

Our corporate governance program features the following:

•	a Board of Directors that is nominated for election annually;

•	all of our directors, other than our Chief Executive Officer, President and Chairman of the Board of Directors, are independent;

•	we have no stockholder rights plan in place;

•	periodically updated charters for each of the Boards committees, which clearly establish the roles and responsibilities of each such committee;

•	regular executive sessions among our non-employee and independent directors;

•	a Board of Directors that enjoys unrestricted access to our management, employees and professional advisers;

•	in 2016, each director attended at least 75% of the aggregate of the total number of Board meetings and total number of meetings of Board committees on which such director served during the time he served on the Board of Directors or committees;

•	a clear Code of Conduct that is reviewed regularly for best practices;

•	a clear Insider Trading Policy that is reviewed regularly;

•	a Corporate Communications Policy that is reviewed with employees and the Board periodically;

•	a clear set of Corporate Governance Guidelines that is reviewed regularly for best practices;

•	our Compensation Committee or Board of Directors may require the forfeiture, recovery or reimbursement of incentive compensation from an executive officer as required under applicable United States laws;

•	no board member is serving on an excessive number of public company boards; and

•	the Compensation Committee’s engagement of an independent compensation consultant.

Board of Directors Role in Risk Management

The Board of Directors oversees an enterprise-wide approach to risk management, designed to support the achievement of organizational objectives, including strategic objectives, to improve long-term organizational performance and enhance shareholder value. Risk management includes not only understanding company specific risks and the steps management implements to manage those risks, but also the level of risk acceptable and appropriate for us. Management is responsible for establishing our business strategy, identifying and assessing the related risks and implementing appropriate risk management practices. Our Board of Directors reviews our business strategy and management’s assessment of the related risk, and discusses with management the appropriate level of risk for us. For example, the Board of Directors meets with management at least quarterly to review, advise and direct management with respect to, among other potential risks, strategic business risks, risks related to our new product development, and financial risks. The Board of Directors also delegates oversight to Board committees to oversee selected elements of risk.

The Audit Committee oversees financial risk exposures, including monitoring the integrity of our financial statements, internal controls over financial reporting, and the independence of our Independent Registered Public Accounting Firm. The Audit Committee reviews periodic internal controls and related assessments from our finance department. The Audit Committee also assists the Board of Directors in fulfilling its oversight responsibility with respect to compliance matters and meets at least quarterly with our finance department, Independent Registered Public Accounting Firm and internal or external legal counsel to discuss risks related to our financial reporting function. In addition, the Audit Committee ensures that our business is conducted with the highest standards of ethical conduct in compliance with applicable laws and regulations by monitoring our Code of Business Conduct and our Corporate Compliance Hotline, and the Audit Committee discusses other risk assessment and our risk management policies periodically with management.

The Compensation Committee is responsible for the design and monitoring of compensation programs that create incentives that encourage a level of risk-taking behavior consistent with our business strategy, as is further described in the Executive Compensation section below.

The Nominating & Corporate Governance Committee oversees governance-related risks by working with management to establish corporate governance guidelines applicable to us, and making recommendations regarding director nominees, the determination of director independence, Board of Directors leadership structure and membership on Board committees.

AUDIT COMMITTEE

The Audit Committee reviews the work of our internal accounting and audit processes and the Independent Registered Public Accounting Firm. The Audit Committee has sole authority for the appointment, and oversight of our Independent Registered Public Accounting Firm and to approve any significant non-audit relationship with the Independent Registered Public Accounting Firm. The Audit Committee is also responsible for preparing the report required by the rules of the SEC to be included in our annual proxy statement. The Audit Committee is currently comprised of Mr. Bush and Mr. Doron. The Company’s Board of Directors has determined that Mr. Bush is an “Audit Committee financial expert” within the meaning of Item 407 of Regulation S-K. Additionally, Mr. Bush serves as chair of the Audit Committee. Each of Messrs. Bush and Doron is independent for Audit Committee purposes, as determined under Exchange Act rules. Mr. Bush joined the Audit Committee in May 2015, Mr. Doron joined the Audit Committee in October 2012. During 2016, the Audit Committee held two meetings.

Item 11. Executive Compensation

Overview

We became eligible to take advantage of the rules applicable to a “smaller reporting company,” as defined in the Exchange Act, effective as of December 31, 2016. As a “smaller reporting company” we are permitted, and have opted, to comply with the scaled back executive compensation disclosure rules applicable to a “smaller reporting company” under the Exchange Act. The following discussion relates to the compensation of our named executive officers (“NEOs”). For the fiscal year ended December 31, 2016, our NEOs were:

•	Ryan Drexler—Chief Executive Officer, President and Chairman of the Board of Directors;
•	Brian Casutto – Executive Vice President of Sales and Operations;
•	Brad Pyatt—Former Chief Executive Officer;(1) and
•	Brent Baker – Former Executive Vice President of International Business.(2)

(1) Mr. Pyatt served as our Chief Executive Officer until his resignation on March 15, 2016.

(2) Mr. Baker’s employment with the Company ended on March 23, 2017.

Our executive compensation program is designed to attract, motivate and retain talented executives that will drive Company growth and create long-term shareholder value. The Compensation Committee oversees and administers our executive compensation program, with input and recommendations from our Chief Executive Officer.

Elements of Executive Compensation

Our executive compensation program has three main components: base salary, cash bonuses and incentive equity awards.  Our named executive officers are also entitled to employee benefits that are made available to our salaried employees generally, certain compensation and benefits in connection with a change in control or termination of employment, and certain perquisites, as described below.

Independent Compensation Consultant

The Compensation Committee has retained Longnecker Associates (Longnecker), an independent executive compensation consulting firm, since 2013, to assist it in providing advice and data with respect to executive compensation matters. Longnecker reports to the Compensation Committee, and may not conduct any other work for the Company without the authorization of the Compensation Committee. Longnecker did not provide any additional services to MusclePharm in 2016 beyond its engagement as an advisor to the Compensation Committee on executive and director compensation matters. After review and consultation with Longnecker, the Compensation Committee has determined that Longnecker is independent and there is no conflict of interest resulting from the engagement of Longnecker. In reaching these conclusions, the Compensation Committee considered the factors set forth under SEC rules.

In 2016, Longnecker worked with the Compensation Committee and management to provide advice related to the non-employee director compensation program described below. Additionally, Longnecker provided advice regarding the separation payments made in connection with resignation of the Company’s former Chief Executive Officer.

Base Salary

The Compensation Committee determined the initial base salary for each of our named executive officers and each year determines whether to approve any base salary adjustments based upon the Company’s performance, the named executive officer’s individual performance, changes in duties and responsibilities of the named executive officer and the recommendations of our Chief Executive Officer (other than with respect to his own base salary). For 2016, our named executive officers’ base salaries were as follows:

Name	2016 Base Salary
Ryan Drexler	$550,000
Brian Casutto	$400,000
Brad Pyatt	$425,000
Brent Baker	$300,000

Cash Bonuses

Pursuant to their employment agreements, each of our named executive officers is eligible to earn a cash bonus, with a target amount established by the Compensation Committee, based on the achievement of specified performance goals. For 2016, the target bonus amounts were $300,000 for Mr. Casutto, $250,000 for Mr. Pyatt, and $400,000 for Mr. Baker. For 2016, Messrs. Casutto and Baker earned cash bonuses in the amounts set forth in the “Summary Compensation Table” below. Mr. Pyatt forfeited any entitlement to a bonus for 2016 when he resigned as our Chief Executive Officer in March 2016. Pursuant to his amended and restated employment agreement, Mr. Drexler is eligible to, and did, receive cash bonuses based on the achievement of specified performance goals, as described under “Narrative Disclosure to Summary Compensation Table” below.

Incentive Equity Awards

Incentive equity awards granted by the Company have historically been in the form of restricted stock awards. The Company also grants stock options from time to time. The Compensation Committee believes that equity based awards are an effective retention tool that also align our executives’ interests with those of our stockholders. In 2016, we granted Mr. Drexler a stock option to purchase 137,362 shares of our common stock, which vests in equal quarterly installments over the two-year period following the grant date, and 200,000 shares of restricted stock, which vest in full on the first anniversary of the grant date. Mr. Drexler’s equity awards vest in full upon termination of his employment or upon change in control. Mr. Drexler is eligible to receive additional equity-based awards upon the achievement of specified performance goals, as described under “Narrative Disclosure to Summary Compensation Table” below. In 2016, Mr. Casutto was granted 50,000 shares of restricted stock, which vest in accordance with the schedule listed under “Outstanding Equity Awards at Fiscal Year-End Table” below. Mr. Casutto’s restricted stock vests in full upon certain terminations of his employment or a change in control, as described under “Narrative Disclosure to Summary Compensation Table” below.

Employment Agreements

We have entered into employment agreements with each of Mr. Drexler and Mr. Casutto that include certain severance and change in control payments and entered into separation agreements with each of Mr. Pyatt and Mr. Baker that provide for severance benefits. For details, including with respect to the severance paid to Mr. Pyatt and Mr. Baker in connection with their employment terminations, see “Narrative Disclosure to Summary Compensation Table” below.

Employee Benefit Plans and Perquisites

We maintain a Section 401(k) Savings/Retirement Plan (the 401(k) Plan) to cover eligible employees of the Company and any designated affiliate in the United States, including our named executive officers. The 401(k) Plan permits eligible employees to defer up to the maximum dollar amount allowed by law. The employee’s elective deferrals are immediately vested upon contribution to the 401(k) Plan. We currently make discretionary matching contributions to the 401(k) Plan in an amount equal to 100% of each eligible employee’s deferrals up to 4% of his or her qualifying compensation, subject to a total employer contribution maximum of $10,600 and limits imposed by applicable law.

We do not maintain any other defined benefit, defined contribution or deferred compensation plans for our employees.

Our executive officers are eligible to participate in all of our employee benefit plans, such as medical, dental, vision, group life and disability insurance, in each case on the same basis as other employees, subject to applicable law. We also provide vacation and other paid holidays to all employees, including our executive officers. In addition, we provide certain highly-compensated employees, including our named executive officers, with life insurance and supplemental long-term disability coverage. Certain of our executive are also entitled to certain perquisites, as described and quantified in the Summary Compensation Table below under “All Other Compensation.”

Summary Compensation Table

The following summary compensation tables sets forth all compensation awarded to, earned by, or paid to our named executive officers for 2016 and, where applicable, 2015, in respect of their employment with the Company.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)		Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)

Ryan Drexler (1)
Chief Executive Officer,	2016	466,667		750,000	454,000	(2)	236,263	(3)	—	76,155	(8)	1,983,085
President	2015	250,000	(1)	—	—		—		—	77,876		327,876

Brian Casutto(4)	2016	395,833		233,750	94,500	(5)	—		—	28,176	(8)	752,259
Executive Vice President of Sales and Operations

Brent Baker (6)	2016	300,000		210,000	—		—		—	30,179	(8)	540,179
Former Executive Vice President of International Business

Brad Pyatt (7)	2016	233,858		—	—		—		—	1,329,727	(8)	1,563,585
Former Chief Executive Officer	2015	420,833		—	—		—		244,375	133,278		798,486

(1)	On August 26, 2015, our Board of Directors appointed Mr. Drexler as the Company’s Executive Chairman. On February 11, 2016, Mr. Drexler entered into an employment agreement with the Company, pursuant to which the Company agreed to pay him a lump sum cash payment of $250,000 in respect of his service to the Company, in lieu of any base salary for 2015. On March 15, 2016, Mr. Drexler was appointed as our Interim Chief Executive Officer, Interim President and Chairman of the Board of Directors. On November 18, 2016, Mr. Drexler agreed to continue to serve as the Chairman of the Board of Directors and to serve as our Chief Executive Officer and President. Mr. Drexler earned cash bonuses of $750,000 in respect of this 2016 performance. For information regarding restricted stock granted to Mr. Drexler in connection with his individual guaranty of Company debt, and loans to the Company in the form of convertible debt, see “Related Party Transactions” below.

(2)	Reflects the full grant date fair value of restricted stock award granted in 2016 calculated in accordance with FASB ASC Topic 718, disregarding the effects of estimated forfeitures, based on the closing price of the common stock of $2.27 on the date of the grant.

(3)	The fair value of the option awards of $1.72 was determined using the Black-Sholes option-pricing model, with the following assumptions:
For the Year Ended December 31, 2016
Expected term of options	6.5 years
Expected stock price volatility	131.0%
Expected dividend yield	0%
Risk-free interest rate	1.71%

(4)	Mr. Casutto joined the Company July 15, 2015 as our Executive Vice President of Sales and Operations. Because Mr. Casutto was not a named executive officer for 2015, his compensation for 2015 is not included in the Summary Compensation Table.

(5)	Reflects the grant date fair value of the restricted stock granted to Mr. Casutto in 2016, calculated in accordance with FASB ASC Topic 718, disregarding the effects of estimated forfeitures, based on the closing price of our common stock of $1.89 on the date of the grant multiplied by the number of shares of restricted stock granted.

(6)	Mr. Baker joined the Company in 2012 to spearhead all aspects of our international business. Mr. Baker’s employment with the Company was terminated on March 23, 2017. Because Mr. Baker was not a named executive officer for 2015, his compensation for 2015 is not included in the Summary Compensation Table.

(7)	Mr. Pyatt resigned from his position as the Company’s Chief Executive Officer on March 15, 2016. Mr. Pyatt had also previously served as our President until he resigned from that position in April 2014.

(8)	Amounts under All Other Compensation for 2016 include Company 401(k) matching contributions, insurance premiums paid by the Company on behalf of our named executive officers, perquisites and severance payments, as follows:
	Drexler	Casutto	Baker	Pyatt
Company 401(k) Matching Contributions	$—	$—	$10,600	$10,500
Severance (a)	—	—	—	1,312,000
Miscellaneous (b)	10,843	900	900	1,250
Automobile Expenses (c)	8,809	20,809	12,000	—
Attorney Fees (d)	56,503	—	—	—
Insurance Premiums	—	6,467	6,679	5,977
TOTAL	$76,155	$28,176	$30,179	$1,329,727

(a)	Represents the amount of severance paid or accrued in 2016 relating to Mr. Pyatt’s termination of employment under his separation agreement. For details relating to Mr. Pyatt’s separation agreement, see “Narrative Disclosure to Summary Compensation Table” below.
(b)	These amounts include amounts paid by the Company for miscellaneous expenses, including Company-provided matching contributions to health savings accounts for our named executive officer and amounts paid for expenses incurred by our named executive officers that were not adequately substantiated or did not qualify as a reimbursable business expense under our expense reimbursement policy.
(c)	We provided an automobile allowance for Mr. Casutto and Mr. Baker, and the use of a Company car by Mr. Drexler and Mr. Casutto while they are in Colorado. For the Company car provided to Mr. Drexler and Mr. Casutto, the Company insures the car under its insurance programs, pays all registration, license, taxes and other fees on the car, pays for all repairs and reimburses for all gas and maintenance costs on the car. The amount disclosed in the table above for each of Mr. Drexler and Mr. Cassuto represents one-half of the total annual cost to the Company for the Company car.
(d)	Represents legal fees in relation to the convertible note that the Company entered into with Mr. Drexler and execution of the amended employment agreement with Mr. Drexler, as described under “Related Party Transactions” below.

Narrative Disclosure to Summary Compensation Table

We have entered into employment agreements with each of Mr. Drexler and Mr. Casutto that include certain severance and change in control payments and entered into separation agreements with each of Mr. Pyatt and Mr. Baker that provide for severance benefits, as described below, and the negotiation of Mr. Drexlers’s amended and restated employment agreement. As used below, the terms “without cause,” “good reason,” “qualifying sale of the Company,” and “change in control” are defined in the applicable agreements.

Mr. Drexler. Mr. Drexler is party to an employment agreement with the Company, which was entered into as of February 11, 2016 and was amended and restated as of November 18, 2016. The term of his agreement is for three years from February 11, 2016 and is subject to automatic one-year renewals upon the expiration of the initial term or subsequent term, unless either party provides at least three months’ written notice of its or his intention not to review. Under his employment agreement, Mr. Drexler is entitled to a base salary of $550,000 per year, subject to adjustment. In connection with the execution of the employment agreement on February 11, 2016, Mr. Drexler was granted a stock option to purchase 137,362 shares of our common stock, with the option vesting in equal quarterly installments during the two-year period following the grant date, and 200,000 shares of restricted stock that will vest in full upon the first anniversary of the grant date under his amended and restated employment agreement dated November 18, 2016. He was also granted a $750,000 cash bonuses in respect of 2016 performance. In addition, Mr. Drexler is eligible to receive cash- and equity-based incentive bonuses of up to $600,000 in cash (in addition to the $750,000 cash bonus described above) and 350,000 shares of additional restricted stock, respectively, based upon the achievement of specified performance goals and a transaction bonus equal to between 5% and 10% of the aggregate purchase price received upon a qualifying sale of the Company for $150 million or more that is consummated on or prior to February 10, 2019 (or February 10, 2021 as provided for below). Mr. Drexler is also eligible for grants of equity awards available to other senior executives of the Company as may be determined by the Board of Directors or the Compensation Committee.

If Mr. Drexler’s employment is terminated for any reason, each equity award granted to him will fully vest and he will be entitled to any unpaid transaction bonus and cash- and equity-based performance bonuses, to the extent earned as of the date of such termination, in addition to any amounts required by law or Company policy. In addition, if Mr. Drexler’s employment is terminated for any reason other than by the Company for cause or by Mr. Drexler without good reason, Mr. Drexler will remain eligible to receive the transaction bonus described above if a qualifying sale of the Company occurs prior to February 10, 2021, subject, in certain cases, to his execution of a release of claims in favor of the Company and its affiliates.

Under the employment agreement, Mr. Drexler has agreed to certain restrictions on competition and solicitation, which continue for 12 months following the termination of his employment, if his employment is terminated due to disability, by him for good reason or by the Company with or without cause. The employment agreement also contains restrictions with respect to disclosure of the Company’s confidential information.

Mr. Casutto. Mr. Casutto is party to an employment agreement with the Company, which was entered into as of July 15, 2015. The term of the employment agreement ends on December 31, 2017, and may be extended. Under his employment agreement, Mr. Casutto is entitled to a base salary of $300,000 per year, which may be increased at the discretion of the Compensation Committee. In addition, Mr. Casutto is eligible to receive cash bonuses based on performance criteria to be adopted by the Compensation Committee, with a potential bonus pool of up to $300,000 per year, which may be adjusted at the discretion of the Compensation Committee. Under his employment agreement he is entitled to a monthly vehicle allowance of $1,000 and a miscellaneous expense allowance of up to $5,000.

If Mr. Casutto’s employment is terminated without cause or he resigns for good reason, he will be entitled to receive (i) base salary continuation for the lesser of 12 months and the remainder of the term of the employment agreement, (ii) a bonus equal to the greater of 25% of his target bonus for the year (or 50%, if the termination of employment occurs between July 1 and December 31 of the year) and the bonus for the year of termination of employment, as determined by the Compensation Committee at its discretion, and (iii) reimbursement of COBRA premiums for up to 12 months. In addition, unless otherwise provided in an equity award agreement, all equity awards held by Mr. Casutto will vest in full. If Mr. Casutto’s employment is terminated without cause or he resigns for good reason within six months prior to (under certain circumstances) or two years following a change in control (or the end of the term of the employment agreement, if earlier), then Mr. Casutto will be entitled to receive, in lieu of the amounts described above, (i) base salary continuation for 12 months,(ii) a bonus equal to the greater of 100% of his target bonus and the bonus for the year of termination of employment as determined by the Compensation Committee, (iii) a lump sum cash payment of $500,000, (iv) reimbursement of COBRA premiums for up to 12 months and (v) all equity and other incentive awards held by Mr. Casutto will fully vest. If Mr. Casutto’s employment is terminated due to his death or disability, he will be entitled to receive (i) the greater of 100% of his target bonus for the year of termination or the bonus for such year as determined by the Compensation Committee, (ii) reimbursement of COBRA premiums for up to 12 months and (iii) if such termination is due to his disability, base salary continuation for 6 months. All severance payable to Mr. Casutto under his employment agreement is subject to his execution (and non-revocation) of a release of claims in favor of the Company.

Under the employment agreement, Mr. Casutto has agreed to certain restrictions on competition and solicitation, which continue for 12 months following the termination of his employment. The employment agreement also contains restrictions with respect to disclosure of the Company’s confidential information.

Mr. Baker. Mr. Baker was party to an employment agreement with the Company, which was entered into as of January 1, 2016. Under his employment agreement, Mr. Baker was entitled to a base salary of $300,000 for 2016 and $350,000 for 2017, subject to increase at the discretion of the Compensation Committee. In addition, Mr. Baker was eligible to receive cash bonuses based on performance criteria to be adopted by the Compensation Committee, with a potential bonus pool of up to $400,000 per year, payable quarterly.

Under the employment agreement, Mr. Baker agreed to certain restrictions on competition and solicitation, which continue for 12 months following the termination of his employment. The employment agreement also contained restrictions with respect to disclosure of the Company’s confidential information.

Mr. Baker’s employment terminated on March 23, 2017. In connection with his termination of employment, subject to his execution (and non-revocation) of a release of claims in favor of the Company, Mr. Baker became entitled to receive (i) severance in the amount of $350,000, payable over a 12-month period, a lump sum payment of $39,378, representing Mr. Baker’s accrued and unused vacation time, and a first quarter bonus of $80,311, and 10,000 shares of unvested restricted stock held by Mr. Baker became fully vested. In addition, the restrictions on competition contained in his employment agreement were reduced to 6 months following his termination of employment.

Mr. Pyatt. We had been party to an employment agreement with Mr. Pyatt, which terminated in connection with his termination of employment. In connection with his employment termination in March 2016, we entered into a separation agreement with Mr. Pyatt. Under the separation agreement, in exchange for a release of claims, the Company agreed to pay Mr. Pyatt severance in the amount of $1,062,000, payable over a 12-month period, a lump sum payment of $250,000 and to reimburse COBRA premiums for him and his eligible dependents for up to 12 months. In addition, all outstanding equity awards held by Mr. Pyatt vested in full upon his termination of employment. Under the separation agreement, Mr. Pyatt agreed to certain restrictions on competition and solicitation, which continue for 12 months and 24 months, respectively, following the termination of his employment. The agreement also contained restrictions with respect to disclosure of the Company’s confidential information.

Outstanding Equity Awards at Year End

The following table provides information concerning restricted stock and options to purchase shares of our common stock held by our named executive officers as of December 31, 2016.

Outstanding Equity Awards at Year End
		Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock that Have Not Vested (1) (#)	Market Value of Shares or Units of Stock that Have Not Vested (2)
Ryan Drexler(3)	12/8/2016					200,000	$350,000
	2/22/2016	51,510	85,852	$1.89	2/22/2026

Brian Casutto	10/1/2014	—	—	—	—	30,000	52,500
	2/23/2016	—	—	—	—	50,000	87,500

Brent Baker(4)	4/28/2015	—	—	—	—	10,000	17,500

Brad Pyatt		—	—	—	—	—	—

(1)	The table below shows the vesting dates for the unvested shares of restricted stock listed in the above Outstanding Equity Awards at Year-End for 2016 Table, generally subject to the named executive officer’s continued employment through such date. The restricted stock granted to Mr. Drexler in 2016 would vest in full upon a termination of his employment or a change in control and the restricted stock granted to Mr. Baker vested in full in connection with his termination of employment on March 23, 2017. The restricted stock granted to Mr. Casutto would vest in connection with a termination of Mr. Casutto’s employment under certain circumstances, as described under “Narrative Disclosure to Summary Compensation Table” above.

Vesting Date	Drexler	Casutto	Baker
12/8/2017	200,000	—	—
5/23/2017	—	30,000	—
12/31/2017	—	15,000	5,000
5/23/2018	—	10,000	—
12/31/2018	—	15,000	5,000
5/23/2019	—	10,000	—

(2)	The market value of the restricted stock represents the product of the closing price of a share of our common stock as of December 30, 2016 (the last trading day of the year), which was $1.75, and the number of shares of restricted stock held by the named executive officer on December 31, 2016.
(3)	The stock options granted to Mr. Drexler vest in equal quarterly installments over the two-year period commencing on from the date of grant, subject to Mr. Drexler’s continued employment. The stock options granted to Mr. Drexler would vest in full upon a termination of his employment or upon change in control.
(4)	The restricted stock granted to Mr. Baker vested in full with his termination of employment on March 23, 2017.

DIRECTOR COMPENSATION

Non-Employee Director Compensation Arrangements

The Board of Directors has adopted a non-employee director compensation policy that provides annual retainer fees to each of our non-employee directors. The annual retainer fee was at a rate of $42,500 for the first and second quarter of 2016, and at a rate of $55,000 for the third and fourth quarter of 2016. The Lead Director receives an additional $25,000 annual retainer. Additionally, Committee members receive annual retainers as follows:

	Q1 & Q2		Q3 & Q4
Committee	Chairman	Member	Chairman	Member
Audit Committee	$20,000	$8,500	$25,000	$8,500
Compensation Committee	15,000	6,500	20,000	6,500
Nominating & Governance Committee	7,500	5,000	—	5,000
Strategic Initiative Committee	7,500	5,000	—	—

We pay fees to the Board of Directors quarterly. We also reimburse our non-employee directors for their travel and out of pocket expenses. Members of the Board of Directors who also are our employees do not receive any compensation for their service as directors. Our directors do not receive Board meeting fees. During the first six months of 2016, each of our non-employee directors received restricted common stock having an annual grant date value of $80,000, which was distributed quarterly. The number of shares for each quarterly award is determined by dividing $20,000 by the average closing price of MusclePharm’s common stock for the first fifteen business days of the first month of each quarter. These quarterly common stock awards are vested upon grant. During the second six months of 2016, each of our non-employee directors received restricted common stock having an annual grant date value of $175,000. The number of shares for this annual award is determined by dividing the annual grant value by the average closing price of MusclePharm’s common stock for the first fifteen business days in the third quarter. This annual common stock award is vested quarterly.

2016 Director Compensation. The table below sets forth the compensation paid to each non-employee member of the Board of Directors during the fiscal year ended December 31, 2016. Mr. Drexler receives no additional compensation for his service as a director, and, consequently, is not included in this table. The compensation received by Mr. Drexler as our Chief Executive Officer and President is set forth in the “Summary Compensation Table” above.

Name	Total Fees Earned or Paid in Cash	Stock Option Awards(1)	Stock Awards(2)	Total
Michael Doron (3)	$108,750	$94,505	$233,632	$436,887
William J. Bush	81,750	—	214,996	296,746
Stacey Y. Jenkins (4)	69,750	—	214,996	284,746
Noel Thompson (5)	30,750	—	39,996	70,746
Richard Estalella (5)	21,250	—	39,996	61,246

(1)	The amount listed in the Option Awards column reflects the grant date fair value of the stock option granted to Mr. Doron in 2016, calculated in accordance with FASB ASC Topic 718, disregarding the effects of estimated forfeitures. The grant date fair value of the stock option was determined using the Black-Sholes option-pricing model, with the following assumptions:

For the Year Ended December 31, 2016
Expected term of options	6.5 years
Expected stock price volatility	131.0%
Expected dividend yield	0%
Risk-free interest rate	1.71%

As of December 31, 2016, Mr. Doran held stock options to purchase an aggregate of 54,945 shares of our common stock, of which 20,604 were vested. As of December 31, 2016, no other non-employee director held stock options.

(2)	The grant date fair value of stock awards was calculated in accordance with FASB ASC Topic 718, disregarding the effects of estimated forfeitures, based upon the 15-day average closing price of a share of our common stock on the date of grant. As of December 31, 2016, the aggregate number of stock awards held by our non-employee directors was as follows:

Name	Number of Stock Awards Outstanding as of December 31, 2016
Michael Doron	97,142
William J. Bush	90,529

(3)	Mr. Doron did not receive his first quarter 2015 stock grant due to a recordkeeping oversight. Mr. Doron was issued 2,167 shares in 2016, the same number of shares other non-employee board members received in the first quarter 2015. The grant date fair value of this stock grant $18,636 is included for 2016 in the Stock Awards column. The grant date fair value was calculated in accordance with FASB ASC Topic 718, disregarding the effects of estimated forfeitures, based upon the 15-day average closing price of the common stock of $8.60.

(4)	Stacey Jenkins resigned as a director on December 15, 2016, which resulted in the forfeiture of 16,085 shares of unvested restricted stock held by him.

(5)	The Company’s 2016 Annual Meeting of Stockholders of MusclePharm Corporation was held on June 27, 2016. Mr. Richard Estalella and Mr. Noel Thompson did not stand for re-election at this meeting.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information with respect to the beneficial ownership of shares of our common stock by (i) each current director, (ii) each named executive officer, and (iii) each person who we know beneficially owns more than 5% of our common stock as of March 31, 2017.

We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws. Unless otherwise indicated below, the address for each beneficial owner listed is c/o MusclePharm Corporation, 4721 Ironton Street, Building A, Denver, Colorado 80239.

	Shares Beneficially Owned
	Common Stock (1)
Name of Beneficial Owner	Shares	% (2)
Named Executive Officers:
Ryan Drexler (3)	10,786,808	47%
Brian Casutto	125,000	*
Non-Employee Directors:
Michael Doron	184,654	1%
William Bush	90,529	*
Officers and Directors as a Group (four persons):	11,186,992	48%

*Represents less than one percent.

(1)	This column lists beneficial ownership of voting securities as calculated under SEC rules. Otherwise, except to the extent noted below, each director, named executive officer or entity has sole voting and investment power over the shares reported. Standard brokerage accounts may include nonnegotiable provisions regarding set-offs or similar rights.

(2)	Percent of total voting power represents voting power with respect to 14,461,609 shares of common stock outstanding as of March 31, 2017. To compute the percentage of outstanding shares of common stock held by each person and unless otherwise noted, any share of common stock which such person has the right to acquire pursuant to the exercise of stock options exercisable within 60 days of March 31, 2017 or upon conversion of convertible debt is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(3)	Ryan Drexler, the Company’s Chief Executive Officer, President and Chairman of the Board of Directors is the sole member of Consac, LLC, and as such has voting and investment power over the securities owned by the stockholder. These shares are also included in the beneficial owners of more than five percent table below.

Beneficial Owners of More than Five Percent

The following table shows the number of shares of our common stock, as of March 31, 2017, held by persons known to us to beneficially own more than five percent of our outstanding common stock.

	Shares Beneficially Owned
	Common Stock (1)
Name of Beneficial Owner	Shares	% (2)
Wynnefield Capital (3)	1,187,470	8.2%
Consac, LLC (4)	10,786,808	46.6%
Amerop Holdings, Inc.(5)	2,029,881	14.0%

(1)	This column lists beneficial ownership of voting securities as calculated under SEC rules. Otherwise, except to the extent noted below, each director, named executive officer or entity has sole voting and investment power over the shares reported. Standard brokerage accounts may include nonnegotiable provisions regarding set-offs or similar rights.

(2)	Percent of total voting power represents voting power with respect to 14,461,609 shares of common stock outstanding as of March 31, 2017. To compute the percentage of outstanding shares of common stock held by each person and unless otherwise noted, any share of common stock which such person has the right to acquire pursuant to the exercise of stock options exercisable within 60 days of March 31, 2017 or upon conversion of convertible debt is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(3)	Joshua Landes and Nelson Obus may be deemed to hold an indirect beneficial interest in these shares, which are directly beneficially owned by Wynnefield Partners Small Cap Value, L.P., Wynnefield Partners Small Cap Value, L.P. I, Wynnefield Small Cap Value Offshore Fund and Wynnefield Capital, Inc. Profit Sharing Plan because they are a co-managing members of Wynnefield Capital Management, LLC and principal executive officers of Wynnefield Capital, Inc. The principal place of business for Wynnefield Capital is 450 Seventh Avenue, Suite 509, New York, New York 10123.

(4)	Ryan Drexler, the Company’s Chief Executive Officer, President and Chairman of the Board of Directors is the sole member of Consac, LLC, and as such has voting and investment power over the securities owned by the stockholder. These shares are also included in the Named Executive Officers portion of the Management Beneficial Ownership table above. Mr. Drexler disclaims such beneficial ownership except to the extent of his pecuniary interests therein.

(5)	Information regarding Amerop Holdings, Inc. is based solely upon a Form 3 filed by Amerop Holdings, Inc. with the SEC on March 14, 2017. Amerop Holdings, Inc. reported sole voting power with respect to 2,029,881 shares. The address of Amerop Holdings, Inc. is 1800 Broadway, Suite 100, Boulder, CO 80302.

EQUITY COMPENSATION PLAN INFORMATION

In 2015, we adopted the MusclePharm Corporation 2015 Incentive Compensation Plan (the “2015 Plan”). The 2015 Equity Incentive Plan was approved by our stockholders and replaced our 2010 Equity Incentive Plan. The following table sets forth the number and weighted-average exercise price of securities to be issued upon exercise of outstanding options, warrants and rights, and the number of securities remaining available for future issuance under all of our equity compensation plans, at December 31, 2016:

PLAN CATEGORY	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a) (c)
Equity compensation plans approved by security holders:
2015 Equity Incentive Purchase Plan	331,584	$2.10	1,374,519
Total	331,584	$2.10	1,374,519

Item 13. Certain Relationships and Related Transactions, and Director Independence

RELATED PARTY TRANSACTIONS

Related-Party Convertible Notes

In November 2016, the Company entered into a convertible secured promissory note agreement (the “2016 Convertible Note”) with Mr. Ryan Drexler, the Company’s Chief Executive Officer, President and Chairman of the Board, pursuant to which Mr. Drexler loaned the Company $11.0 million. Proceeds from the 2016 Convertible Note were used to fund settlement of litigation. The 2016 Convertible Note is secured by all assets and properties of the Company and its subsidiaries, whether tangible or intangible. The 2016 Convertible Note carries interest at a rate of 10% per annum, or 12% if there is an event of default. Both the principal and the interest under the 2016 Convertible Note are due on November 8, 2017, unless converted earlier. Mr. Drexler may convert the outstanding principal and accrued interest into 6,010,929 shares of the Company’s common stock for $1.83 per share at any time. The Company may prepay the 2016 Convertible Note at the aggregate principal amount therein, plus accrued interest, by giving Mr. Drexler between 15 and 60 day-notice depending upon the specific circumstances, provided that Mr. Drexler may convert the 2016 Convertible Note during the applicable notice period. The Company recorded the 2016 Convertible Note as a liability in the balance sheet and also recorded a beneficial conversion feature of $601,000 as a debt discount upon issuance of the convertible note, which is being amortized over the term of the debt using the effective interest method. The beneficial conversion feature was calculated based on the difference between the fair value of common stock on the transaction date and the effective conversion price of the convertible note. As of December 31, 2016, the 2016 Convertible Note had an outstanding principal balance of $11.0 million and a carrying value of $10.5 million.

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

Debt Guaranty

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

Review, Approval or Ratification of Transactions with Related Parties

We intend to adopt a written related person transactions policy that our executive officers, directors, nominees for election as a director, beneficial owners of more than 5% of our common stock, and any members of the immediate family of and any entity affiliated with any of the foregoing persons, are not permitted to enter into a material related person transaction with us without the review and approval of our Audit Committee, or a committee composed solely of independent directors in the event it is inappropriate for our Audit Committee to review such transaction due to a conflict of interest. We expect the policy to provide that any request for us to enter into a transaction with an executive officer, director, nominee for election as a director, beneficial owner of more than 5% of our common stock or with any of their immediate family members or affiliates, in which the amount involved exceeds $120,000 will be presented to our Audit Committee for review, consideration and approval. In approving or rejecting any such proposal, we expect that our Audit Committee will consider the relevant facts and circumstances available and deemed relevant to the Audit Committee, including, but not limited to, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related persons interest in the transaction.

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

BOARD COMMITTEES

Our Board of Directors has established an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee, each of which have the composition and responsibilities described below. Members serve on these committees until their resignations or until otherwise determined by our Board of Directors. The Board of Directors has further determined that Mr. William Bush, a member of the Audit Committee of the Board of Directors, is an Audit Committee Financial Expert, as such term is defined in Item 407(d)(5) of Regulation S-K promulgated by the SEC, by virtue of his relevant experience listed in his biographical summary provided above in the section entitled Executive Officers and Directors. Each of these committees has a written charter. Current copies of the charters of the Audit Committee, Compensation Committee, and Nominating & Corporate Governance Committee are available on our website at musclepharmcorp.com.

Audit Committee. The Audit Committee reviews the work of our internal accounting and audit processes and the Independent Registered Public Accounting Firm. The Audit Committee has sole authority for the appointment, compensation and oversight of our Independent Registered Public Accounting Firm and to approve any significant non-audit relationship with the Independent Registered Public Accounting Firm. The Audit Committee is also responsible for preparing the report required by the rules of the SEC to be included in our annual proxy statement. The Audit Committee is currently comprised of Mr. Bush as the Chair and Mr. Doron. Mr. Bush joined the Audit Committee as chairman in May 2015, Mr. Doron joined the Audit Committee in October 2012. During 2016, the Audit Committee held two meetings.

Compensation Committee. The Compensation Committee approves our goals and objectives relevant to compensation, stays informed as to market levels of compensation and, based on evaluations submitted by management, recommends to our Board of Directors compensation levels and systems for the Board of Directors and our officers that correspond to our goals and objectives. The Compensation Committee, with the assistance of Longnecker, also produces an annual report on executive compensation for inclusion in our proxy statement. The Compensation Committee is currently comprised of Mr. Doron as the Chair and Mr. Bush. Mr. Doron joined the Compensation Committee as chairman in May 2015 and Mr. Bush joined as a member in May 2015. During 2016, the Compensation Committee held four meetings.

Nominating & Corporate Governance Committee. The Nominating & Corporate Governance Committee is responsible for recommending to our Board of Directors individuals to be nominated as directors and committee members. This includes evaluation of new candidates as well as evaluation of current directors. In evaluating the current directors, the Nominating & Corporate Governance Committee conducted a thorough self-evaluation process, which included the use of questionnaires and a third-party expert that interviewed each of the directors and provided an analysis of the results of the interviews to the committee. This committee is also responsible for developing and recommending to the Board of Directors our corporate governance guidelines, as well as reviewing and recommending revisions to the guidelines on a regular basis. The Nominating & Corporate Governance Committee is currently comprised of Mr. Doron as the Chair. During 2016, the Nominating & Corporate Governance Committee held no meetings.

DIRECTOR INDEPENDENCE

The rules of NASDAQ generally require that a majority of the members of a listed company’s Board of Directors be independent. In addition, the listing rules generally require that, subject to specified exceptions, each member of a listed company’s audit, compensation, and governance committees be independent. Although we are an over-the-counter listed company we have nevertheless opted under our Corporate Governance Guidelines to comply with certain NASDAQ corporate governance rules requiring director independence. The Board of Directors has determined that all of the Company’s directors nominated for election, other than Mr. Drexler, are each independent directors as such term is defined in NASDAQ Marketplace Rule 5605(a)(2). Additionally, we have Compensation, Nominating and Corporate Governance, and Audit committees comprised solely of independent directors.

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

Our Board of Directors has determined that none of our non-employee directors has a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is independent as that term is defined under the rules of NASDAQ. Our Board of Directors has also determined that past and present Directors, who comprise our Audit Committee, Compensation Committee, and our Nominating and Corporate Governance Committee, satisfied and satisfy the independence standards for those committees established by applicable SEC rules, NASDAQ rules and applicable rules of the Internal Revenue Code of 1986, as amended.

Item 14. Principal Accounting Fees and Services

Fees Paid to Independent Registered Public Accounting Firm(1)

The following table shows fees and expenses that we paid (or accrued) for professional services rendered by EKS&H LLLP for the years ended December 31, 2016 and 2015:

	2016	2015
Audit fees (1)	$239,000	$305,000
Audit-related fees (2)	60,000	55,000
All other fees (3)	24,959	20,000
Total	$323,959	$380,000

(1)	Represents the aggregate fees billed for the audit of the Company’s financial statements, review of the financial statements included in the Company’s quarterly reports and services in connection with the statutory and regulatory filings or engagements for those fiscal years.

(2)	Represents the aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under audit fees.

(3)	Represents the aggregate fees billed for all products and services provided that are not included under audit fees, audit-related fees or tax fees. These services included a review of a Registration Statement on Form S-8 and related consent procedures, review of the agreement to sell our wholly-owned subsidiary, BioZone Laboratories, Inc. and various Forms 8-K.

Audit Committee Pre-Approval Policies

Before an Independent Registered Public Accounting Firm is engaged by us or our subsidiaries to render audit or non-audit services, the Audit Committee shall pre-approve the engagement. Audit Committee pre-approval of audit and non-audit services will not be required if the engagement for the services is entered into pursuant to pre-approval policies and procedures established by the Audit Committee regarding our engagement of the Independent Registered Public Accounting Firm, provided the policies and procedures are detailed as to the particular service, the Audit Committee is informed of each service provided and such policies and procedures do not include delegation of the Audit Committees responsibilities under the Exchange Act to our management. The Audit Committee may delegate to one or more designated members of the Audit Committee the authority to grant pre-approvals, provided such approvals are presented to the Audit Committee at a subsequent meeting. If the Audit Committee elects to establish pre-approval policies and procedures regarding non-audit services, the Audit Committee must be informed of each non-audit service provided by the Independent Registered Public Accounting Firm. Audit Committee pre-approval of non-audit services (other than review and attest services) also will not be required if such services fall within available exceptions established by the SEC. All non-audit services provided by EKS&H LLLP during fiscal years 2016 and 2015 were pre-approved by the Audit Committee in accordance with the pre-approval policy described above.

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

MUSCLEPHARM CORPORATION (the “Registrant”)

Dated: May 1, 2017	By:	/s/ Ryan Drexler
Chief Executive Officer and President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Ryan Drexler	Chief Executive Officer, President and Chairman	May 1, 2017
Ryan Drexler	(Principal Executive Officer)

/s/ Douglas West	Vice President of Finance and Administration	May 1, 2017
Douglas West	(Interim Principal Financial Officer and Interim Principal Accounting Officer)

/s/ Michael J. Doron	Director	May 1, 2017
Michael J. Doron

/s/ William Bush	Director	May 1, 2017
William Bush

Exhibit Index

Incorporated by Reference
Exhibit No.	Description	Form	SEC File Number	Exhibit	Filing Date

10.1*	Executive Employment Agreement, dated July 15, 2015 between MusclePharm Corporation and Brian Casutto

10.2*	Executive Employment Agreement, dated January 1, 2016 between MusclePharm Corporation and Brent Baker

10.3*	Separation Agreement, dated March 23, 2017, between MusclePharm Corporation and Brent Baker

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the interim Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the interim Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith
**	Furnished herewith