Form 10-Q
period 2017-03-31
MusclePharm Corp
filed 2017-05-12
CIK 1415684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  [X]    No  [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.    Yes [X]    No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ] (Do not check if a smaller reporting company)

Smaller reporting company [X]		Emerging Growth Company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]   No [X]

Number of shares of the registrant’s common stock outstanding at May 1, 2017: 14,461,609, excluding 875,621 shares of common stock held in treasury.

MusclePharm Corporation

Form 10-Q

Forward-Looking Statements

 Except as otherwise indicated herein, the terms “Company,” “we,” “our” and “us” refer to MusclePharm Corporation and its subsidiaries. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Item 1A, “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2017, as amended on May 1, 2017. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MusclePharm Corporation

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash	$3,016	$4,943
Accounts receivable, net of allowance for doubtful accounts of $521 and $462, respectively	15,236	13,353
Inventory	6,114	8,568
Prepaid giveaways	73	205
Prepaid expenses and other current assets	2,113	1,725
Total current assets	26,552	28,794
Property and equipment, net	2,853	3,243
Intangible assets, net	1,558	1,638
Other assets	146	421
TOTAL ASSETS	$31,109	$34,096
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$10,891	$9,625
Accrued liabilities	8,180	9,051
Accrued restructuring charges, current	565	614
Obligation under secured borrowing arrangement	1,816	2,681
Convertible note with a related party, net of discount	16,618	16,465
Total current liabilities	38,070	38,436
Accrued restructuring charges, long-term	185	208
Other long-term liabilities	270	332
Total liabilities	38,525	38,976
Commitments and contingencies (Note 8)
Stockholders' deficit:
Common stock, par value of $0.001 per share; 100,000,000 shares authorized as of March 31, 2017 and December 31, 2016; 15,337,230 and 14,987,230 shares issued as of March 31, 2017 and December 31, 2016, respectively; 14,461,609 and 14,111,609 shares outstanding as of March 31, 2017 and December 31, 2016, respectively	14	14
Additional paid-in capital	156,908	156,301
Treasury stock, at cost; 875,621 shares as of March 31, 2017 and December 31, 2016	(10,039)	(10,039)
Accumulated other comprehensive loss	(156)	(162)
Accumulated deficit	(154,143)	(150,994)
TOTAL STOCKHOLDERS’ DEFICIT	(7,416)	(4,880)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$31,109	$34,096

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MusclePharm Corporation

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenue, net	$26,009	$42,912
Cost of revenue (1)	19,539	27,699
Gross profit	6,470	15,213
Operating expenses:
Advertising and promotion	1,888	4,287
Salaries and benefits	3,269	9,620
Selling, general and administrative	2,886	4,243
Research and development	137	863
Professional fees	882	1,388
Restructuring and other charges	—	574
Total operating expenses	9,062	20,975
Loss from operations	(2,592)	(5,762)
Gain on settlement of accounts payable	449	—
Other expense, net	(978)	(712)
Loss before provision for income taxes	(3,121)	(6,474)
Provision for income taxes	28	131
Net loss	$(3,149)	$(6,605)

Net loss per share, basic and diluted	$(0.23)	$(0.48)

Weighted average shares used to compute net loss per share, basic and diluted	13,773,508	13,896,876

(1)	Cost of revenue for the three ended March 31, 2016 included restructuring charges of $1.7 million related to write-down of inventory for discontinued products.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MusclePharm Corporation

Condensed Consolidated Statement of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net loss	$(3,149)	$(6,605)
Other comprehensive loss:
Change in foreign currency translation adjustment	6	(5)
Comprehensive loss	$(3,143)	$(6,610)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MusclePharm Corporation

Condensed Consolidated Statement of Stockholders’ Deficit

(In thousands, except share data)

(Unaudited)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Loss	Deficit	Deficit
Balance—December 31, 2016	14,111,609	$14	$156,301	$(10,039)	$(162)	$(150,994)	$(4,880)
Stock-based compensation related to issuance and amortization of restricted stock awards to employees, executives and directors	350,000	—	536	—	—	—	536
Stock-based compensation related to issuance of stock options to an executive and a director	—	—	71	—	—	—	71
Change in foreign currency translation adjustment	—	—	—	—	6	—	6
Net loss	—	—	—	—	—	(3,149)	(3,149)
Balance—March 31, 2017	14,461,609	$14	$156,908	$(10,039)	$(156)	$(154,143)	$(7,416)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MusclePharm Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,149)	$(6,605)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	420	647
Gain on settlement of accounts payable	(449)	—
Inventory write down related to restructuring	—	1,662
Amortization of prepaid stock compensation	—	703
Amortization of prepaid sponsorship and endorsement fees	—	698
Stock-based compensation	607	4,670
Other	516	159
Changes in operating assets and liabilities:
Accounts receivable	(1,925)	(302)
Inventory	2,463	2,274
Prepaid giveaways	132	14
Prepaid expenses and other current assets	(387)	(249)
Other assets	—	(50)
Accounts payable and accrued liabilities	803	(925)
Accrued restructuring charges	(73)	(326)
Net cash (used in) provided by operating activities	(1,042)	2,370
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(50)
Proceeds from disposal of property and equipment	—	16
Trademark registrations	—	6
Net cash used in investing activities	$—	$(28)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on line of credit	—	(3,000)
Repayments of term loan	—	(2,949)
Proceeds from secured borrowing arrangement, net of reserves	4,087	23,142
Payments on secured borrowing arrangement, net of fees	(4,951)	(17,516)
Repayment of capital lease obligations	(36)	(41)
Net cash used in financing activities	(900)	(364)
Effect of exchange rate changes on cash	15	(5)
NET CHANGE IN CASH	(1,927)	1,973
CASH — BEGINNING OF PERIOD	4,943	7,081
CASH — END OF PERIOD	$3,016	$9,054
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$672	$439
Cash paid for taxes	$8	$61
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Property and equipment acquired in conjunction with capital leases	$12	$24
Purchase of property and equipment included in current liabilities	$9	$309
Trademark registration included in accounts payable and accrued liabilities	$—	$160

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MusclePharm Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Description of Business

Description of Business

MusclePharm Corporation, or the Company, was incorporated in Nevada in 2006.  Except as otherwise indicated herein, the terms “Company,” “we,” “our” and “us” refer to MusclePharm Corporation and its subsidiaries. The Company is a scientifically driven, performance lifestyle company that develops, manufactures, markets and distributes branded nutritional supplements. The Company is headquartered in Denver, Colorado and, as of March 31, 2017, had the following wholly-owned operating subsidiaries: MusclePharm Canada Enterprises Corp (“MusclePharm Canada”), MusclePharm Ireland Limited (“MusclePharm Ireland”) and MusclePharm Australia Pty Limited (“MusclePharm Australia”). A former subsidiary of the Company, BioZone Laboratories, Inc. (“BioZone”), was sold on May 9, 2016.

Management’s Plans with Respect to Liquidity and Capital Resources

Management believes the restructuring plan completed during 2016, the continued reduction in ongoing operating costs and expense controls, and our recently implemented growth strategy, will enable the Company to ultimately be profitable. The Company has reduced its operating expenses sufficiently so that its ongoing source of revenue is projected to cover these expenses for the next twelve months, which management believes will allow it to continue as a going concern. The Company can give no assurances that this will occur.

As of March 31, 2017, the Company had an accumulated deficit of $154.1 million and recurring losses from operations. To manage cash flow, in January 2016, the Company entered into a secured borrowing arrangement, pursuant to which it has the ability to borrow up to $10.0 million subject to sufficient amounts of accounts receivable to secure the loan. This arrangement was extended on March 22, 2017 for an additional six months with similar terms. Under this arrangement, during the three months ended March 31, 2017, the Company received $4.4 million in cash and subsequently repaid $5.1 million, including fees and interest, on or prior to March 31, 2017.

As of March 31, 2017, the Company had approximately $3.0 million in cash and $11.5 million in working capital deficit. This working capital deficit is driven by $16.6 million in convertible notes.

The accompanying Condensed Consolidated Financial Statements as of and for the three months ended March 31, 2017, were prepared on the basis of a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. Accordingly, they do not give effect to adjustments that would be necessary should the Company be required to liquidate its assets.

The Company’s ability to meet its total liabilities of $38.5 million as of March 31, 2017, and to continue as a going concern, is partially dependent on meeting our operating plans, and partially dependent on our Chairman of the Board, Chief Executive Officer and President, Ryan Drexler either converting or extending his two notes prior to or upon their maturity. Mr. Drexler has verbally conveyed his intentions of doing so and this alone would enable the Company to meet its obligations over the next twelve months. In addition, Mr. Drexler has verbally both stated his intent and ability to put more capital into the business if necessary. However, Mr. Drexler is under no obligation to the Company to do so, and we can give no assurances that Mr. Drexler will be willing or able to do so at a future date.

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

If the Company is unable to obtain adequate capital, it could be forced to cease operations or substantially curtail its commercial activities. These conditions, or significant unforeseen expenditures including the unfavorable settlement of its legal disputes, could raise substantial doubt as to the Company’s ability to continue as a going concern. The accompanying Condensed Consolidated Financial Statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of these uncertainties.

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

Unaudited Interim Financial Information

The accompanying unaudited interim Condensed Consolidated Financial Statements have been prepared in accordance with GAAP and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and notes required by GAAP for complete financial statements. The Company’s management believes the unaudited interim Condensed Consolidated Financial Statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position as of March 31, 2017, results of operations for the three months ended March 31, 2017 and 2016, and cash flows for the three months ended March 31, 2017 and 2016. The results of operations for the three ended March 31, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017.

These unaudited interim Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 15, 2017.

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

The Company’s standard terms and conditions of sale allow for product returns or replacements in certain cases. Estimates of expected future product returns are recognized at the time of sale based on analyses of historical return trends by customer type. Upon recognition, the Company reduces revenue and cost of revenue for the estimated return. Return rates can fluctuate over time, but are sufficiently predictable with established customers to allow the Company to estimate expected future product returns, and an accrual is recorded for future expected returns when the related revenue is recognized. Product returns incurred from established customers were insignificant for the three months ended March 31, 2017 and 2016, respectively.

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

During the three months ended March 31, 2017 and 2016, the Company recorded discounts, and to a lesser degree, sales returns, totaling $8.0 million and $8.1 million, respectively, which accounted for 23% and 16% of gross revenue in each period, respectively.

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

Significant customers are those which represent more than 10% of the Company’s net revenue for each period presented. For each significant customer, revenue as a percentage of total revenue is as follows:

	Percentage of Net Revenue for the Three Months Ended March 31,
	2017	2016
Customers
Costco Wholesale Corporation	35%	16%
GNC Holdings Inc.	*	12%
Bodybuilding.com	*	11%

* Represents less than 10% of net revenue.

Share-Based Payments and Stock-Based Compensation

Share-based compensation awards, including stock options and restricted stock awards, are recorded at estimated fair value on the applicable award’s grant date, based on estimated number of awards that are expected to vest. The grant date fair value is amortized on a straight-line basis over the time in which the awards are expected to vest, or immediately if no vesting is required. Share-based compensation awards issued to non-employees for services are recorded at either the fair value of the services rendered or the fair value of the share-based payments whichever is more readily determinable. The fair value of restricted stock awards is based on the fair value of the stock underlying the awards on the grant date as there is no exercise price.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which provides guidance for revenue recognition. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition- Construction-Type and Production-Type Contracts. ASU 2014-09’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”), which delays the effective date of ASU 2014-09 by one year. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. As such, the updated standard will be effective for the Company in the first quarter of 2018, with the option to adopt it in the first quarter of 2017. The Company may adopt the new standard under the full retrospective approach or the modified retrospective approach. The Company plans to adopt this guidance under the modified retrospective approach. We are monitoring the evolving interpretations and implementations guidance. Based on our preliminary assessment, we do not expect the new standard to have a material impact on the Company’s financial position or results of operations.

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”) which clarified the revenue recognition implementation guidance on principal versus agent considerations and is effective during the same period as ASU 2014-09. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”) which clarified the revenue recognition guidance regarding the identification of performance obligations and the licensing implementation and is effective during the same period as ASU 2014-09. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”) which narrowly amended the revenue recognition guidance regarding collectability, noncash consideration, presentation of sales tax and transition. ASU 2016-12 is effective during the same period as ASU 2014-09. We are monitoring the evolving interpretations and implementations guidance. Based on our preliminary assessment, we do not expect the new standard to have a material impact on the Company’s financial position or results of operations.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718) (“ASU 2016-09”). The standard identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. ASU 2016-09 was effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted. The adoption of this guidance did not have a significant impact on the Condensed Consolidated Financial Statements.

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

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”), which simplifies the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling price of inventory in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. ASU 2015-11 was effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The adoption of this guidance did not have a significant impact on our Condensed Consolidated Financial Statements.

Note 3. Fair Value of Financial Instruments

Management believes the fair values of the obligations under the secured borrowing arrangement and the convertible notes with a related party approximate carrying value because the debt carries market rates of interest available to the Company, and are both short-term in nature. The Company’s remaining financial instruments consisted primarily of accounts receivable, accounts payable, accrued liabilities and accrued restructuring charges, all of which are short-term in nature with fair values approximating carrying value. As of March 31, 2017 and December 31, 2016, the Company held no assets or liabilities that required remeasurement at fair value on a recurring basis.

Note 4. Restructuring

As part of an effort to better focus and align the Company’s resources toward profitable growth, on August 24, 2015, the Board authorized the Company to undertake steps to commence a restructuring of the business and operations, which concluded during the third quarter of 2016. The Company closed certain facilities, reduced headcount, discontinued products and renegotiated certain contracts resulting in restructuring and other charges of $0.6 million for the three months ended March 31, 2016.

For the three months ended March 31, 2016, the Company recorded restructuring charges in “Cost of revenue” of $1.7 million related to the write-down of inventory identified to be discontinued in the restructuring plan.

The following table illustrates the provision of the restructuring charges and the accrued restructuring charges balance as of March 31, 2017 (in thousands):

	Contract Termination Costs	Purchase Commitment of Discontinued Inventories Not Yet Received	Abandoned Lease Facilities	Total
Balance as of December 31, 2016	$308	$175	$339	$822
Expensed	—	—	—	—
Cash payments	—	—	(72)	(72)
Balance as of March 31, 2017	308	175	267	750

The total future payments under the restructuring plan as of March 31, 2017 are as follows (in thousands):

	For the Year Ending December 31,
Outstanding Payments	Remainder of 2017	2018	2019	2020	2021	Total
Contract termination costs	$308	$—	$—	$—	$—	$308
Purchase commitment of discontinued inventories not yet received	175	—	—	—	—	175
Abandoned leased facilities	59	92	91	25	—	267
Total future payments	$542	$92	$91	$25	$—	$750

Note 5. Balance Sheet Components

Inventory

Inventory consisted of the following as of March 31, 2017 and December 31, 2016 (in thousands):

	As of March 31, 2017	As of December 31, 2016
Raw materials	$—	$—
Work-in-process	—	—
Finished goods	6,114	8,568
Inventory	$6,114	$8,568

The Company records charges for obsolete and slow moving inventory based on the age of the product as determined by the expiration date. Products within one year of their expiration dates are considered for write-off purposes. Historically, the Company has had minimal returns with established customers. Other than write-off of inventory during restructuring activities, the Company incurred insignificant inventory write-offs during the three months ended March 31, 2017 and 2016. Inventory write-downs, once established, are not reversed as they establish a new cost basis for the inventory.

As disclosed further in Note 4, the Company executed a restructuring plan in August 2015 and wrote off inventory related to discontinued products. For the three months ended March 31, 2016, discontinued inventory of $1.7 million was written off and included as a component of “Cost of revenue” in the accompanying Condensed Consolidated Statements of Operations.

Property and Equipment

Property and equipment consisted of the following as of March 31, 2017 and December 31, 2016 (in thousands):

	As of March 31, 2017	As of December 31, 2016
Furniture, fixtures and equipment	$3,561	$3,521
Leasehold improvements	2,504	2,504
Manufacturing and lab equipment	3	3
Vehicles	209	334
Displays	483	483
Website	462	462
Construction in process	36	55
Property and equipment, gross	7,258	7,362
Less: accumulated depreciation and amortization	(4,405)	(4,119)
Property and equipment, net	$2,853	$3,243

Depreciation and amortization expense related to property and equipment was $0.3 million and $0.4 million for the three months ended March 31, 2017 and 2016, respectively, which is included in “Selling, general, and administrative” expense in the accompanying Condensed Consolidated Statements of Operations.

Intangible Assets

Intangible assets consisted of the following (in thousands):

	As of March 31, 2017
	Gross Value	Accumulated Amortization	Net Carrying Value	Remaining Weighted- Average Useful Lives (years)
Amortized Intangible Assets
Brand	$2,244	$(686)	$1,558	4.9
Total intangible assets	$2,244	$(686)	$1,558

	As of December 31, 2016
	Gross Value	Accumulated Amortization	Net Carrying Value	Remaining Weighted- Average Useful Lives (years)
Amortized Intangible Assets
Brand	$2,244	$(606)	$1,638	5.1
Total intangible assets	$2,244	$(606)	$1,638

Intangible assets amortization expense was $0.1 million and $0.2 million for the three months ended March 31, 2017 and 2016, respectively, which is included in the “Selling, general, and administrative” expense in the accompanying Condensed Consolidated Statements of Operations.

As of March 31, 2017, the estimated future amortization expense of intangible assets is as follows (in thousands):

For the Year Ending December 31,
Remainder of 2017	$241
2018	321
2019	321
2020	321
2021	321
Thereafter	33
Total amortization expense	$1,558

Note 6. Other Expense, net

For the three months ended March 31, 2017 and 2016, “Other expense, net” consisted of the following (in thousands):

	For the Three Months Ended March 31,
	2017	2016
Other expense, net:
Interest expense, related party	$(422)	$(121)
Interest expense, other	(159)	(44)
Interest expense, secured borrowing arrangement	(104)	(354)
Foreign currency transaction (loss) gain	(12)	103
Other	(281)	(296)
Total other expense, net	$(978)	$(712)

Note 7. Debt

As of March 31, 2017 and December 31, 2016, the Company’s debt consisted of the following (in thousands):

	As of March 31, 2017	As of December 31,2016
2015 Convertible Note due November 2017 with a related party	$6,000	$6,000
2016 Convertible Note due November 2017 with a related party, net of discount	10,618	10,465
Obligations under secured borrowing arrangement	1,816	2,681
Total debt	18,434	19,146
Less: current portion	(18,434)	(19,146)
Long term debt	$—	$—

Related-Party Convertible Notes

In November 2016, the Company entered into a convertible secured promissory note agreement (the “2016 Convertible Note”) with Mr. Ryan Drexler, the Company’s Chairman of the Board, Chief Executive Officer and President, pursuant to which Mr. Drexler loaned the Company $11.0 million. Proceeds from the 2016 Convertible Note were used to fund settlement of litigation. The 2016 Convertible Note is secured by all assets and properties of the Company and its subsidiaries, whether tangible or intangible. The 2016 Convertible Note carries interest at a rate of 10% per annum, or 12% if there is an event of default. Both the principal and the interest under the 2016 Convertible Note are due on November 8, 2017, unless converted earlier. Mr. Drexler may convert the outstanding principal and accrued interest into 6,010,929 shares of the Company’s common stock for $1.83 per share at any time. The Company may prepay the 2016 Convertible Note at the aggregate principal amount therein, plus accrued interest, by giving Mr. Drexler between 15 and 60 day-notice depending upon the specific circumstances, provided that Mr. Drexler may convert the 2016 Convertible Note during the applicable notice period. The Company recorded the 2016 Convertible Note as a liability in the balance sheet and also recorded a beneficial conversion feature of $601,000 as a debt discount upon issuance of the convertible note, which is being amortized over the term of the debt using the effective interest method. The beneficial conversion feature was calculated based on the difference between the fair value of common stock on the transaction date and the effective conversion price of the convertible note. As of March 31, 2017, the 2016 Convertible Note had an outstanding principal balance of $11.0 million and a carrying value of $10.6 million. As of December 31, 2016, the 2016 Convertible Note had an outstanding principal balance of $11.0 million and a carrying value of $10.5 million.

In December 2015, the Company entered into a convertible secured promissory note agreement (the “2015 Convertible Note”) with Mr. Drexler, pursuant to which he loaned the Company $6.0 million. Proceeds from the 2015 Convertible Note were used to fund working capital requirements. The 2015 Convertible Note is secured by all assets and properties of the Company and its subsidiaries whether tangible or intangible. The 2015 Convertible Note originally carried an interest at a rate of 8% per annum, or 10% in the event of default. Both the principal and the interest under the 2015 Convertible Note were originally due in January 2017, unless converted earlier. The due date of the 2015 Convertible note was extended to November 8, 2017 and the interest rates were raised to 10% per annum, or 12% in the event of default. Mr. Drexler may convert the outstanding principal and accrued interest into 2,608,695 shares of common stock for $2.30 per share at any time. The Company may prepay the convertible note at the aggregate principal amount therein plus accrued interest by giving the holder between 15 and 60 day-notice, depending upon the specific circumstances, provided that Mr. Drexler may convert the 2016 Convertible Note during the applicable notice period. The Company recorded the 2015 Convertible Note as a liability in the balance sheet and also recorded a beneficial conversion feature of $52,000 as a debt discount upon issuance of the 2015 Convertible Note, which was amortized over the term of the debt using the effective interest method. The beneficial conversion feature was calculated based on the difference between the fair value of common stock on the transaction date and the effective conversion price of the convertible note. As of March 31, 2017 and December 31, 2016, the convertible note had an outstanding principal balance of $6.0 million. In connection with the Company entering into the 2015 Convertible Note with Mr. Drexler, the Company granted Mr. Drexler the right to designate two directors to the Board.

For the three months ended March 31, 2017 and 2016, interest expense related to the related party convertible secured promissory notes was $0.4 million and $0.1 million, respectively. During the three months ended March 31, 2017 and 2016, $0.4 million and $0.1 million, respectively, in interest was paid in cash to Mr. Drexler.

Secured borrowing arrangement

In January 2016, the Company entered into a Purchase and Sale Agreement (the “Agreement”) with Prestige Capital Corporation (“Prestige”) pursuant to which the Company agreed to sell and assign and Prestige agreed to buy and accept, certain accounts receivable owed to the Company (“Accounts”). Under the terms of the Agreement, upon the receipt and acceptance of each assignment of Accounts, Prestige will pay the Company 80% of the net face amount of the assigned Accounts, up to a maximum total borrowings of $10.0 million subject to sufficient amounts of accounts receivable to secure the loan. The remaining 20% will be paid to the Company upon collection of the assigned Accounts, less any chargeback, disputes, or other amounts due to Prestige. Prestige’s purchase of the assigned Accounts from the Company will be at a discount fee which varies based on the number of days outstanding from the assignment of Accounts to collection of the assigned Accounts. In addition, the Company granted Prestige a continuing security interest in and lien upon all accounts receivable, inventory, fixed assets, general intangibles and other assets. The Agreement’s term has been extended to September 29, 2017. Prestige may cancel the Agreement with 30-day notice.

During the three months ended March 31, 2017, the Company sold to Prestige accounts with an aggregate face amount of approximately $5.5 million, for which Prestige paid to the Company approximately $4.4 million in cash. During the three months ended March 31, 2017, $5.1 million was subsequently repaid to Prestige, including fees and interest.

During the three months ended March 31, 2016, the Company sold to Prestige accounts with an aggregate face amount of approximately $28.9 million, for which Prestige paid to the Company approximately $23.1 million in cash. During the three months ended March 31, 2016, $18.4 million was subsequently repaid to Prestige, including fees and interest.

Note 8. Commitments and Contingencies

Operating Leases

The Company leases office and warehouse facilities under operating leases, which expire at various dates through 2020. The amounts reflected in the table below are for the aggregate future minimum lease payments under non-cancelable facility operating leases for properties that have not been abandoned as part of the restructuring plan. See Note 4 for additional details regarding the restructured leases. Under lease agreements that contain escalating rent provisions, lease expense is recorded on a straight-line basis over the lease term. Rent expense was $0.1 million and $0.3 million for the three months ended March 31, 2017 and 2016, respectively.

As of March 31, 2017, future minimum lease payments are as follows (in thousands):

For the Year Ending December 31,
Remainder of 2017	$327
2018	418
2019	392
2020	268
2021	—
Thereafter	—
Total minimum lease payments	$1,405

Capital Leases

In December 2014, the Company entered into a capital lease agreement providing for approximately $1.8 million in credit to lease up to 50 vehicles as part of a fleet lease program. As of March 31, 2017, the Company was leasing six vehicles under the capital lease which were included in “Property and equipment, net” in the Condensed Consolidated Balance Sheets. The original cost of leased assets was $205,000 and the associated accumulated depreciation was $90,000. As of December 31, 2016, the Company was leasing 10 vehicles under the capital lease which were included in “Property and equipment, net” in the Condensed Consolidated Balance Sheets. The original cost of leased assets was $330,000 and the associated accumulated depreciation was $126,000. The Company also leases manufacturing and warehouse equipment under capital leases, which expire at various dates through February 2020. Several of such leases were reclassified to the restructuring liability during 2016, and related assets were written off to restructuring expense for the year ended December 31, 2016.

As of March 31, 2017 and December 31, 2016, short-term capital lease liabilities of $157,000 and $173,000, respectively, were included as a component of current accrued liabilities, and the long-term capital lease liabilities of $270,000 and $332,000, respectively, were included as a component of long-term liabilities in the Condensed Consolidated Balance Sheets.

As of March 31, 2017, the Company’s future minimum lease payments under capital lease agreements, are as follows (in thousands):

For the Year Ending December 31,
Remainder of 2017	$133
2018	161
2019	113
2020	51
2021	—
Total minimum lease payments	458
Less amounts representing interest	(31)
Present value of minimum lease payments	$427

Purchase Commitment

Upon the completion of the sale of BioZone on May 9, 2016, the Company entered into a manufacturing and supply agreement whereby the Company is required to purchase a minimum of approximately $1.9 million of products per year from BioZone annually for an initial term of three years. If the minimum order quantities of specific products are not met, a $3.0 million minimum purchase commitment kicks in and any shortfall will be paid at 25% of the realized shortfall. Due to the timing of achieving the minimum purchase quantities, we believe that we will be slightly below these targets. As a result, we have provided for the estimated purchase commitment shortfall adjustment in the three months ended March 31, 2017.

Settlements

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

On December 17, 2016, the Company entered into a Settlement Agreement (the “Settlement Agreement”) with the AS Parties, effective January 4, 2017. Pursuant to the Settlement Agreement, and to resolve and settle all disputes between the parties and release all claims between them, the Company agreed to pay the AS Parties (a) $1.0 million, which payment was released to the AS Parties on January 5, 2017, and (b) $2.0 million within six months of the effective date of the Settlement Agreement. If the Company fails to make the second payment when due, pursuant to a confession of judgment entered into by the Company, the AS Parties will be entitled to an additional $1.0 million, for a total additional payment of $3.0 million to satisfy the AS Parties’ contract claim, which the AS Parties claim is valued at $4.0 million. The Company also has agreed that it will not sell any products from its Arnold Schwarzenegger product line, will donate to a charity chosen by Arnold Schwarzenegger any remaining usable product, and otherwise destroy any products currently in inventory. This inventory was written off to “Impairment of assets” in the Consolidated Statement of Operations during the year ended December 31, 2016. In addition, in connection with the transaction, the 780,000 shares of Company common stock held by Marine MP were sold to a third party on January 4, 2017 in exchange for an aggregate payment by such third party of $1,677,000 to the AS Parties.

Contingencies

In the normal course of business or otherwise, the Company may become involved in legal proceedings. The Company will accrue a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. The accrual for a litigation loss contingency might include, for example, estimates of potential damages, outside legal fees and other directly related costs expected to be incurred. As of March 31, 2017, the Company was involved in the following material legal proceedings described below.

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

In February 2016, Estalella filed a complaint in Colorado state court against the Company and Ryan Drexler, Chairman of the Board, Chief Executive Officer and President, alleging, among other things, that the Company breached the Employment Agreement, and seeking certain equitable relief and unspecified damages. The Company believes Estalella’s claims are without merit. At the Company’s 2016 Annual Meeting of Stockholders in June 2016, Estalella was not reelected to the Board and is no longer a member of the Board. As of the date of this report, the Company has evaluated the potential outcome of this lawsuit and recorded the liability consistent with its policy. The lawsuit is in the final discovery phase with trial expected to commence in July 2017.

Insurance Carrier Lawsuit

The Company is engaged in litigation with insurance carrier Liberty Insurance Underwriters, Inc. arising out of Liberty’s denial of coverage. In 2014, the Company sought coverage under an insurance policy with Liberty for claims against directors and officers of the Company arising out of an investigation by the Securities and Exchange Commission. Liberty denied coverage, and, on February 12, 2015, the Company filed a complaint in the District Court, City and County of Denver, Colorado against Liberty claiming wrongful and unreasonable denial of coverage for the cost and expenses incurred in connection with the SEC investigation and related matters. Liberty removed the complaint to the United States District Court for the District of Colorado, which in August 2016 granted Liberty’s motion for summary judgment, denying coverage and dismissing the Company’s claims with prejudice, and denied the Company’s motion for summary judgment. The Company filed an appeal in November 2016. The appeal is currently in the discovery phase.

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

IRS Audit

On April 6, 2016, The Internal Revenue Service (“IRS”) selected the Company’s 2014 Federal Income Tax Return for audit. As a result of the audit, the IRS noted certain deficiencies with the tax reporting of the Company’s former executive’s 2014 restricted stock grant. Due to the Company’s current and historical loss position, any proposed adjustment would have no material impact on its Federal Income Tax Return. On October 5, 2016, the IRS selected the Company’s 2014 Federal Income Tax Return for an Employment Tax Audit. The IRS is contending that the Company inaccurately reported the value of the restricted stock grants and improperly failed to provide for employment taxes and federal tax withholding on these grants. In addition, the IRS is proposing certain penalties and fines associated with the delinquent filings. On April 4, 2017, we received the final IRS Determination Letter which orders back taxes and penalties of approximately $5.3 million of which $0.4 million related to employment taxes and $4.9 million related to federal tax withholding and penalties. The Company has provided for a liability for the employment taxes consistent with its policy for the three months ended March 31, 2017. Additionally, due to the uncertainty associated with the Federal tax withholding, the Company is unable to provide an estimate for its potential liability associated with these taxes. Accordingly, no liability has been recorded. The Company intends to formally appeal this matter under the formal IRS appeal process and is unable to ascertain the likelihood of the outcome of this process.

Sponsorship and Endorsement Contract Liabilities

The Company has various non-cancelable endorsement and sponsorship agreements with terms expiring through 2019. The total value of future contractual payments as of March 31, 2017 are as follows (in thousands):

	For the Year Ending December 31,
	Remainder of 2017	2018	2019	2020	2021	Thereafter	Total
Outstanding Payments
Endorsement	$184	$2	$—	$—	$—	$—	$186
Sponsorship	1,810	2,460	1,040	—	—	—	5,310
Total future payments	$1,994	$2,462	$1,040	$—	$—	$—	$5,496

Note 9. Stockholders’ Deficit

Common Stock

For the three months ended March 31, 2017, the Company had the following transactions related to its common stock including restricted stock awards (in thousands, except share and per share data):

Transaction Type	Quantity (Shares)	Valuation ($)	Range of Value per Share
Stock issued to employees, executives and directors	350,000	$686	$1.96
Total	350,000	$686	$1.96

For the three months ended March 31, 2016, the Company issued common stock including restricted stock awards, as follows (in thousands, except share and per share data):

Transaction Type	Quantity (Shares)	Valuation ($)	Range of Value per Share
Stock issued to employees, executives and directors	145,245	$289	$1.89-2.21
Total	145,245	$289	$1.89-2.21

The fair value of all stock issuances above is based upon the quoted closing trading price on the date of issuance.

Common stock outstanding as of December 31, 2016 and 2015 includes shares legally outstanding even if subject to future vesting.

Warrants

In November 2016, the Company issued a warrant to purchase 1,289,378 shares of its common stock to the parent company of Capstone Nutrition, the Company’s former product manufacturer, pursuant to a settlement agreement. The exercise price of this warrant was $1.83 per share, with a contractual term of four years. The Company has valued this warrant by utilizing the Black Scholes model at approximately $1.8 million with the following assumptions: contractual life of four years, risk free interest rate of 1.27%, dividend yield of 0%, and expected volatility of 118.4%.

In July 2014, the Company issued a warrant to purchase 100,000 shares of its common stock related to an endorsement agreement. The exercise price of this warrant was $11.90 per share, with a contractual term of five years. This warrant fully vested during 2016. The Company used the Black-Scholes model to determine the estimated fair value of the warrants, with the following assumptions: contractual life of five years, risk free interest rate of 1.7%, dividend yield of 0%, and expected volatility of 55%.

Treasury Stock

During the three months ended March 31, 2017 and the year ended December 31, 2016, the Company did not repurchase any shares of its common stock and held 875,621 shares in treasury as of March 31, 2017 and December 31, 2016.

Note 10. Stock-Based Compensation

Restricted Stock

The Company’s stock-based compensation for the three months ended March 31, 2017 and 2016 consist primarily of restricted stock awards. The activity of restricted stock awards granted to employees, executives and Board members was as follows:

	Unvested Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance – December 31, 2016	378,425	$3.45
Granted	350,000	1.96
Vested	(58,255)	2.99
Cancelled	—	—
Unvested balance – March 31, 2017	670,170	2.71

The total fair value of restricted stock awards granted to employees and the Board was $0.7 million and $0.3 million for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, the total unrecognized expense for unvested restricted stock awards, net of expected forfeitures, was $1.3 million, which is expected to be amortized over a weighted average period of 1.2 years.

Restricted Stock Awards Issued to Ryan Drexler, Chairman of the Board, Chief Executive Officer and President

In January 2017, the Company issued Mr. Ryan Drexler 350,000 shares of restricted stock pursuant to an Amended and Restated Executive Employment Agreement dated November 18, 2016 (“Employment Agreement”) with a grant date value of $0.7 million based upon the closing price of the Company’s common stock on the date of issuance. These shares of restricted stock vest in full upon the first anniversary of the grant date.

Accelerated Vesting of Restricted Stock Awards Related to Termination of Employment Agreement with Brad Pyatt, Former Chief Executive Officer

In March 2016, Brad Pyatt, the Company’s former Chief Executive Officer, terminated his employment with the Company. Pursuant to the terms of the separation agreement with the Company, in exchange for a release of claims, the Company agreed to pay severance in the amount of $1.1 million, payable over a 12-month period, a lump sum of $250,000 paid during March 2017 and reimbursement of COBRA premiums. In addition, the remaining unvested restricted stock awards held by Brad Pyatt of 500,000 shares vested in full upon his termination in accordance with the original grant terms. In connection with the accelerated vesting of these restricted stock awards, the Company recognized stock compensation expense of $3.9 million, which is included in “Salaries and benefits” in the accompanying Condensed Consolidated Statements of Operations for the three months ended March 31, 2016. All amounts due Mr. Pyatt were paid as of March 31, 2017.

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

For the Year Ended December 31, 2016
Expected term of options	6.5 years
Expected volatility	131.0%
Risk-free interest rate	1.71%
Expected dividend yield	0.0%

For the three months ended March 31, 2017 and 2016, the Company recorded stock compensation expense related to options of $0.1 million and $14,000, respectively.

Note 11. Net Loss per Share

Basic net loss per share is computed by dividing net loss for the period by the weighted average number of shares of common stock outstanding during each period. There was no dilutive effect for the outstanding potentially dilutive securities for the three months ended March 31, 2017 and 2016, respectively, as the Company reported a net loss for both periods.

The following table sets forth the computation of the Company’s basic and diluted net loss per share for the periods presented (in thousands, except share and per share data):

	For the Three Months Ended March 31,
	2017	2016
Net loss	$(3,149)	$(6,605)
Weighted average common shares used in computing net loss per share, basic and diluted	13,773,508	13,896,876
Net loss per share, basic and diluted	$(0.23)	$(0.48)

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

There was no dilutive effect for the outstanding awards for the three months ended March 31, 2017 and 2016, respectively, as the Company reported a net loss for both periods. However, if the Company had net income for the three months ended March 31, 2017, the potentially dilutive securities included in the earnings per share computation would have been 8,690,710. If the Company had net income for the three months ended March 31, 2016, the potentially dilutive securities included in the earnings per share computation would have been 2,608,695.

Total outstanding potentially dilutive securities were comprised of the following:

	As of March 31,
	2017	2016
Stock options	192,307	192,307
Warrants	1,389,378	100,000
Unvested restricted stock	670,170	350,999
Convertible notes	8,619,624	2,608,695
Total common stock equivalents	10,871,479	3,252,001

Note 12. Income Taxes

The Company recorded a tax provision of $28,000 and $0.1 million for the three months ended March 31, 2017 and 2016, respectively.

Income taxes are provided for the tax effects of transactions reported in the Condensed Consolidated Financial Statements and consist of taxes currently due. Deferred taxes relate to differences between the basis of assets and liabilities for financial and income tax reporting which will be either taxable or deductible when the assets or liabilities are recovered or settled. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has established a full valuation allowance as it is more likely than not that the tax benefits will not be realized as of March 31, 2017.

Note 13. Segments, Geographical Information

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

Revenue, net by geography is based on the company addresses of the customers. The following table sets forth revenue, net by geographic area (in thousands):

	For the Three Months Ended March 31,
	2017	2016
Revenue, net:
United States	$17,590	$29,692
International	8,419	13,220
Total revenue, net	$26,009	$42,912

Note 14. Related Party Transactions

Chief Executive Officer, President and Chairman Convertible Secured Promissory Note Agreements and Debt Guaranty

In November 2016, the Company entered into the 2016 Convertible Note with Mr. Ryan Drexler, pursuant to which Mr. Drexler loaned the Company $11.0 million. Proceeds from the note were used to fund settlement of litigation. The 2016 Convertible Note is secured by all assets and properties of the Company and its subsidiaries, whether tangible or intangible. The 2016 Convertible Note was still outstanding as of March 31, 2017. See Note 7 for additional information.

In December 2015, the Company entered into the 2015 Convertible Note with Mr. Drexler, pursuant to which he loaned the Company $6.0 million. Proceeds from the note were used to fund working capital requirements. The convertible note is secured by all assets and properties of the Company and its subsidiaries whether tangible or intangible. In connection with the Company entering into the 2015 Convertible Note with Mr. Drexler, the Company granted Mr. Drexler the right to designate two directors to the Board. The Company agreed to take all actions necessary to permit such designation. The 2015 Convertible Note was still outstanding as of March 31, 2017. See additional information in Note 7.

For the three months ended March 31, 2017 and 2016, interest expense related to the related party convertible secured promissory notes was $0.4 million and $0.1 million, respectively. During the three months ended March 31, 2017 and 2016, $0.4 million and $0.1 million, respectively, in interest was paid in cash to Mr. Drexler.

Key Executive Life Insurance

The Company had purchased split dollar life insurance policies on certain key executives. These policies provide a split of 50% of the death benefit proceeds to the Company and 50% to the officer’s designated beneficiaries. None of these key executives are currently employed by the Company, and all policies were terminated or transferred to the former employees as of December 31, 2016.

Note 15. Subsequent Events

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

None.

Unrecognized Subsequent Events

None.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Condensed Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (the “Form 10-Q”), and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission on March 15, 2017, or the 2016 Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section entitled “Risk Factors” included elsewhere in this Form 10-Q.  Except as otherwise indicated herein, the terms “Company,” “we,” “our” and “us” refer to MusclePharm Corporation and its subsidiaries.

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

Outlook

As we continue to execute our growth strategy and focus on our core operations, we anticipate continued improvement in our operating margins and expense structure. We anticipate revenue and gross margin to strengthen as we increase focus on our core MusclePharm products and further innovate and develop new products. We have identified two additional core elements for our growth strategy: 1) international sales expansion; and 2) diversifying our distribution channels. We see growth in retailing by servicing the on-line business, as the traditional brick and mortar style businesses face increasing pressure from on-line retailers. Accordingly, we will need to effectively manage this transition. We also anticipate relatively constant spending in advertising and promotions expenses as we focus on effective marketing and advertising strategies and have moved away from costly celebrity endorsements.

In March 2017, we announced the launch of our MusclePharm Natural Series, a line of plant-based, vegan, gluten-free, soy-free, non-GMO, premium products targeting individuals seeking an organic alternative to traditional nutritional products and supplements. The Natural Series line complements our existing range of premium-quality products and represents a new retail category for us. The MusclePharm Natural Series launch is expected in the second quarter of 2017.

We will begin local contract manufacturing in the European Union shortly, which will drive our expansion in Europe. With local manufacturing, we will avoid costly tariffs and be able to price our products more competitively. We have identified the United Kingdom (“U.K.”), an untapped market, as our initial focus. We recently appointed a U.K. sales director, who will spearhead our European expansion. Additionally, we see growth opportunities in retailers serving the online business, as the traditional brick and mortar business faces increasing pressure from online retailers. Growing our e-commerce business will be an ongoing objective as we remain cognizant of challenges faced by traditional brick and mortar stores.

Additionally, as one of the only sports nutrition companies with a scientific institute that tests ingredients and develops research in-house, as well as partners with prestigious universities and research institutions, we reevaluate our products on an ongoing basis to ensure that we are using the best ingredients currently available. After extensive research, we reformulated our Re-Con product line to include Groplex(™) and VitaCherry(™) Sport. We anticipate the launch of our Natural Series and the relaunch of our popular Re-Con product line to further invigorate the MusclePharm brand.

Management’s Plans with Respect to Liquidity and Capital Resources

Management believes the restructuring plan completed during 2016, the continued reduction in ongoing operating costs and expense controls, and the afore mentioned growth strategy, will enable us to ultimately be profitable. We have reduced our operating expenses sufficiently so that our ongoing source of revenue is projected to cover these expenses for the next twelve months which will allow us to continue as a going concern. We can give no assurances that this will occur.

As of March 31, 2017, we had an accumulated deficit of $154.1 million and recurring losses from operations. To manage cash flow, in January 2016, we entered into a secured borrowing arrangement, pursuant to which we have the ability to borrow up to $10.0 million subject to sufficient amounts of accounts receivable to secure the loan. This arrangement was extended on March 22, 2017 for an additional six months with similar terms. Under this arrangement, during the three months ended March 31, 2017, we received $4.4 million in cash and subsequently repaid $5.1 million, including fees and interest, on or prior to March 31, 2017.

As of March 31, 2017, we had approximately $3.0 million in cash and $11.5 million in working capital deficit.

The accompanying Condensed Consolidated Financial Statements as of, and for the three months ended March 31, 2017, were prepared on the basis of a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. Accordingly, they do not give effect to adjustments that would be necessary should we be required to liquidate our assets.

Our ability to meet our total liabilities of $38.5 million as of March 31, 2017, and to continue as a going concern, is partially dependent on meeting our operating plans, and partially dependent on our Chairman of the Board, Chief Executive Officer and President, Ryan Drexler either converting or extending his two notes prior to or upon their maturity. Mr. Drexler has verbally conveyed his intentions of doing so and this alone would enable us to meet our obligations over the next twelve months. In addition, Mr. Drexler has verbally both stated his intent and ability to put more capital into the business if necessary. However, Mr. Drexler is under no obligation to us to do so, and we can give no assurances that Mr. Drexler will be willing or able to do so at a future date.

Our ability to continue as a going concern and raise capital for specific strategic initiatives is also dependent on obtaining adequate capital to fund operating losses until we become profitable. We can give no assurances that any additional capital that we are able to obtain, if any, will be sufficient to meet our needs, or that any such financing will be obtainable on acceptable terms.

If we are unable to obtain adequate capital, we could be forced to cease operations or substantially curtail our commercial activities. These conditions, or significant unforeseen expenditures including the unfavorable settlement of our legal disputes, could raise substantial doubt as to our ability to continue as a going concern. The accompanying Condensed Consolidated Financial Statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of these uncertainties.

Results of Operations

Comparison of the Three Months Ended March 31, 2017 to the Three Months Ended March 31, 2016

	For the Three Months Ended March 31,
	2017	2016	$ Change	% Change
	($ in thousands)
Revenue, net	$26,009	$42,912	$(16,903)	(39.4)%
Cost of revenue (1)	19,539	27,699	(8,160)	(29.5)
Gross profit	6,470	15,213	(8,743)	(57.5)
Operating expenses:
Advertising and promotion	1,888	4,287	(2,399)	(56.0)
Salaries and benefits	3,269	9,620	(6,351)	(66.0)
Selling, general and administrative	2,886	4,243	(1,357)	(32.0)
Research and development	137	863	(726)	(84.1)
Professional fees	882	1,388	(506)	(36.5)
Restructuring and other charges	—	574	(574)	(100.0)
Total operating expenses	9,062	20,975	(11,913)	(56.8)
Loss from operations	(2,592)	(5,762)	3,170	(55.0)
Gain on settlement of accounts payable	449	—	449	N/A
Other expense, net	(978)	(712)	(266)	37.4
Loss before provision for income taxes	(3,121)	(6,474)	3,353	(51.8)
Provision for income taxes	28	131	(103)	(78.6)
Net loss	$(3,149)	$(6,605)	$3,456	(52.3)%

(1)	Cost of revenue for the three ended March 31, 2016 included restructuring charges of $1.7 million related to write-down of inventory for discontinued products.

The following table presents our operating results as a percentage of revenue, net for the periods presented:

	For the Three Months Ended March 31,
	2017	2016
Revenue, net	100%	100%
Cost of revenue	75	65
Gross profit	25	35
Operating expenses:
Advertising and promotion	7	10
Salaries and benefits	13	22
Selling, general and administrative	11	10
Research and development	1	2
Professional fees	3	3
Restructuring and other charges	—	1
Total operating expenses	35	48
Loss from operations	(10)	(13)
Gain on settlement of accounts payable	2	—
Other expense, net	(4)	(2)
Loss before provision for income taxes	(12)	(15)
Provision for income taxes	—	—
Net loss	(12)%	(15)%

Revenue, net

We derive our revenue through the sales of our various branded nutritional supplements. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collection is reasonably assured which typically occurs upon shipment or delivery of the products. We record sales incentives as a direct reduction of revenue for various discounts provided to our customers consisting primarily of volume incentive rebates and advertising related credits. We accrue for sales discounts over the period they are earned. Sales discounts are a significant part of our marketing plan to our customers as they help drive increased sales and brand awareness with end users through promotions that we support through our distributors and re-sellers.

Net revenue decreased $16.9 million, or 39.4%, to $26.0 million for the three months ended March 31, 2017, compared to $42.9 million for the three months ended March 31, 2016. Net revenue for the three months ended March 31, 2017 decreased due to the termination of the Arnold Schwarzenegger product-line licensing agreement, the sale of our BioZone subsidiary, and certain other products being discontinued. Revenue from our BioZone subsidiary, from the Arnold Schwarzenegger product line and from discontinued products were $1.5 million, $4.2 million and $1.8 million, respectively, for the three months ended March 31, 2016. Lower sales were reported for the three months ended March 31, 2017 for several of our traditional brick and mortar retail partners. Discounts and sales allowances increased to 23% of gross revenue, or $8.0 million, for the three months ended March 31, 2017 from 16% of gross revenue, or $8.1 million for the same period in 2016. The increase in discounts and allowances is primarily related to discounts and allowances on existing products with key customers.

During the three months ended March 31, 2017, our largest customer, Costco Wholesale Corporation, or Costco, accounted for approximately 35% of our net revenue. The increase in Costco revenue is due to a special promotion. During the three months ended March 31, 2016, our three largest customers, Costco, GNC Holdings Inc., and Bodybuilding.com, each individually accounted for more than 10% of our net revenue, and in total represented 39% of our net revenue.

Cost of Revenue and Gross Margin

Cost of revenue for MusclePharm products is directly related to the production, manufacturing, and freight-in of the related products purchased from third party contract manufacturers. We mainly ship customer orders from our distribution center in Spring Hill, Tennessee. This facility is operated with our equipment and employees, and we own the related inventory. We also use contract manufacturers to drop ship products directly to our customers.

Our gross profit fluctuates due to several factors, including sales incentives, new product introductions and upgrades to existing product lines, changes in customer and product mixes, the mix of product demand, shipment volumes, our product costs, pricing, and inventory write-downs. Our cost of revenue for the three months ended March 31, 2017 increased for higher costs increased for our protein products which we were unable to pass on to our customers. Cost of revenue is expected to return to a historical base over time as a percentage of revenue due primarily to anticipated inflationary cost increases being partially offset by our focus on supply chain efficiency and negotiating better pricing with our manufacturers and launch of our higher margin organic product line.

Costs of revenue decreased 29.5% to $19.5 million for the three months ended March 31, 2017, compared to $27.7 million for the same period in 2016. Accordingly, gross profit for three months ended March 31, 2017 decreased $8.7 million to $6.5 million compared to $15.2 million for the same period 2016. Gross profit margin was 25% for three months ended March 31, 2017 compared to 35% for the three months ended March 31, 2016. Negatively impacting this gross profit percentage is the aforementioned increase in discounts and allowances, inflationary cost increase in our protein products and, to a lesser extent, the loss on selling some discontinued products.

Operating Expenses

Operating expenses for the three months ended March 31, 2017 were $9.1 million, compared to $21.0 million for the same period in 2016. We have been focused on reducing operating expenses and have reduced operating expenses to 35% of revenue for the three months ended March 31, 2017 compared to 48% of revenue for the same period in 2016, with significant reductions in advertising and promotion expense and salaries and benefits expense, as discussed below.

Advertising and Promotion

Our advertising and promotion expense consists primarily of digital, print and media advertising, athletic endorsements and sponsorships, promotional giveaways, trade show events and various partnering activities with our trading partners. Prior to our restructuring during the third quarter of 2015, advertising and promotions were a large part of both our growth strategy and brand awareness. We built strategic partnerships with sports athletes and fitness enthusiasts through endorsements, licensing, and co-branding agreements. Additionally, we co-developed products with sports athletes and teams. In connection with our restructuring plan, we have terminated the majority of these contracts in a strategic shift away from such costly arrangements, and moved toward more cost-effective brand partnerships as well as grass-roots marketing and advertising efforts. We expect our advertising and promotion expenses to remain relatively constant in future periods as we continue to leverage existing brand recognition and move towards lower cost advertising outlets including social media and trade advertising.

Advertising and promotion expense decreased 56.0% to $1.9 million for the three months ended March 31, 2017, or 7% of revenue, compared to $4.3 million, or 10% of revenue, for the same period in 2016. Advertising and promotion expense for the three months ended March 31, 2017 and 2016 included expenses related to strategic partnerships with athletes and sports teams. The expense associated with these partnerships decreased by $1.4 million as we renegotiated or terminated a number of contracts as part of our restructuring activities. Additionally, various other advertising expenses decreased by $1.0 million.

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

Salaries and benefits decreased 66.0% to $3.3 million, or 13% of revenue, for the three months ended March 31, 2017 compared to $9.6 million, or 22% of revenue, for the same period in 2016. Stock-based compensation expense decreased $4.1 million and other compensation expense decreased by $2.2 million related to the reduction of headcount. The decrease in both these categories is due to severance costs associated with the separation of our former CEO recorded during the three months ended March 31, 2016.

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

Selling, general and administrative expenses decreased 32.0% to $2.9 million, or 11% of revenue, for the three months ended March 31, 2017 compared to $4.2 million, or 10% of revenue, for the same period in 2016. The decrease was primarily due to lower office expenses and other miscellaneous cost savings of $0.6 million, lower freight expense of $0.3 million, a decrease in rent expense of $0.2 million, lower depreciation and amortization of $0.2 million, and a decrease of $0.1 million related to information technology.

Research and Development

Research and development expenses consist primarily of R&D personnel salaries, bonuses, benefits, and stock-based compensation, product quality control, which includes third-party testing, and research fees related to the development of new products. We expense research and development costs as incurred.

Research and development expenses decreased 84.1% to $0.1 million, or 1% or revenue, for three months ended March 31, 2017 compared to $0.9 million, or 2% of revenue, for the same period in 2016. The decrease was primarily due to the sale of BioZone and a reduction in salaries and benefits and research fees.

Professional Fees

Professional fees consist primarily of legal fees, accounting and audit fees, consulting fees, which includes both cash and stock-based compensation, and investor relations costs. We expect our professional fees to decrease slightly as we continue to rationalize our professional service providers and focus on key initiatives. Also, as our ongoing legal matters are reduced, we expect to see a further decline in legal costs for specific settlement activities. We intend to continue to invest in strengthening our governance, internal controls, and process improvements which may require some support from third-party service providers.

Professional fees decreased 36.5% to $0.9 million, or 3% of revenue, for the three months ended March 31, 2017, compared to $1.4 million, or also 3% of revenue, for the same period in 2016. The decrease was primarily due lower accounting fees of $0.2 million due to performing services in-house and legal fees of $0.1 million due to reduced litigation.

Restructuring and Other Charges

For the three months ended March 31, 2016, we incurred additional restructuring and other charges of $0.6 million, which was primarily related to $0.4 million related to employee severance costs and $0.1 million related to stock-based compensation of terminated employees.

Other Expense, net

For the three months ended March 31, 2017 and 2016, “Other expense, net” consisted of the following (in thousands):

	For the Three Months Ended March 31,
	2017	2016
Other expense, net:
Interest expense, related party	$(422)	$(121)
Interest expense, other	(159)	(44)
Interest expense, secured borrowing arrangement	(104)	(354)
Foreign currency transaction gain (loss)	(12)	103
Other	(281)	(296)
Total other expense, net	$(978)	$(712)

Net other expense for the three months ended March 31, 2017 increased 37.4%, or $0.3 million, compared to the same period in 2016. The increase in net other expense was primarily related to interest expense with a related party.

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

Liquidity and Capital Resources

Since the inception of MusclePharm, other than cash from product sales, our primary source of cash has been from the sale of equity, issuance of convertible secured promissory notes and other short-term debt as discussed below. Management believes the restructuring plan completed during 2016, the continued reduction in ongoing operating costs and expense controls, and our recently implemented growth strategy, will enable us to ultimately be profitable. We have reduced our operating expenses sufficiently so that our ongoing source of revenue is sufficient to cover these expenses for the next twelve months which will allow us to continue as a going concern.

As of March 31, 2017, we had an accumulated deficit of $154.1 million and recurring losses from operations. To manage cash flow, in January 2016, we entered into a secured borrowing arrangement, pursuant to which we have the ability to borrow up to $10.0 million subject to sufficient amounts of accounts receivable to secure the loan. This arrangement was extended on March 22, 2017 for an additional six months with similar terms. Under this arrangement, during the three months ended March 31, 2017, we received $4.4 million in cash and subsequently repaid $5.1 million, including fees and interest, on or prior to March 31, 2017.

As of March 31, 2017, we had approximately $3.0 million in cash and $11.5 million in working capital deficit. The working capital deficit is impacted by the $16.6 million of convertible notes held by our Chairman of the Board, Chief Executive Officer and President, Ryan Drexler.

Our ability to meet our total liabilities of $38.5 million as of March 31, 2017, and to continue as a going concern, is partially dependent on meeting our operating plans, and partially dependent on our Chairman of the Board, Chief Executive Officer and President, Ryan Drexler either converting or extending his two notes prior to or upon their maturity. Mr. Drexler has verbally conveyed his intentions of doing so and this alone would enable us to meet its obligations over the next twelve months. In addition, Mr. Drexler has verbally both stated his intent and ability to put more capital into the business if necessary. However, Mr. Drexler is under no obligation to us to do so, and we can give no assurances that Mr. Drexler will be willing or able to do so at a future date.

The accompanying Condensed Consolidated Financial Statements as of, and for the three months ended March 31, 2017, were prepared on the basis of a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. Accordingly, they do not give effect to adjustments that would be necessary should we be required to liquidate our assets. The accompanying Condensed Consolidated Financial Statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of these uncertainties.

Our net consolidated cash flows are as follows (in thousands):

	For the Three Months Ended March 31,
	2017	2016
Consolidated Statements of Cash Flows Data:
Net cash (used in) provided by operating activities	$(1,042)	$2,370
Net cash used in investing activities	—	(28)
Net cash used in financing activities	(900)	(364)
Effect of exchange rate changes on cash	15	(5)
Net change in cash	$(1,927)	$1,973

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

Our operating cash flows were $3.4 million lower for the three months ended March 31, 2017 compared to the same period in 2016. The variance primarily relates to net loss adjusted for non-cash charges, which resulted in a use of cash of $2.1 million for the three months ended March 31, 2017, compared to a source of cash of $1.9 million for the same period in 2016. This decrease was partially offset by the net change in net operating assets and liabilities, which resulted in a source of cash of $1.0 million for the three months ended March 31, 2017 compared to a source of cash of $0.4 million for the same period in 2016. During the three months ended March 31, 2017, a decrease in inventory resulted in a $2.5 million cash flow from working capital. This increase was offset by an increase in our accounts receivable balance, which provided a use of working capital of $1.9 million. During the three months ended March 31, 2016, decreases in inventory provided a $2.3 million source of working capital.

Investing Activities

During the three months ended March 31, 2017, we used no cash for investing activities. During three months ended March 31, 2016, $28,000 was used primarily for the purchase of property and equipment.

Financing Activities

Cash used in financing activities was $0.9 million for the three months ended March 31, 2017, compared to $0.4 used during the same period of 2016. Cash provided from the secured borrowing arrangement in both periods was offset by repayments of outstanding debt.

Indebtedness Agreements

Related-Party Convertible Notes

In November 2016, the Company entered into a convertible secured promissory note agreement (the “2016 Convertible Note”) with Mr. Ryan Drexler, the Company’s Chairman of the Board, Chief Executive Officer and President, pursuant to which Mr. Drexler loaned the Company $11.0 million. Proceeds from the 2016 Convertible Note were used to fund the settlement of litigation. The 2016 Convertible Note is secured by all of our and our subsidiaries’ assets and properties, whether tangible or intangible. The 2016 Convertible Note carries interest at a rate of 10% per annum, or 12% if there is an event of default. Both the principal and the interest under the 2016 Convertible Note are due on November 8, 2017, unless converted earlier. Mr. Drexler may convert the outstanding principal and accrued interest into 6,010,929 shares of the Company’s common stock for $1.83 per share at any time. The Company may prepay the 2016 Convertible Note at the aggregate principal amount therein, plus accrued interest, by giving Mr. Drexler between 15 and 60 day-notice depending upon the specific circumstances, provided that Mr. Drexler may convert the 2016 Convertible Note during the applicable notice period. The Company recorded the 2016 Convertible Note as a liability in the balance sheet and also recorded a beneficial conversion feature of $601,000 as a debt discount upon issuance of the convertible note, which is being amortized over the term of the debt using the effective interest method. The beneficial conversion feature was calculated based on the difference between the fair value of common stock on the transaction date and the effective conversion price of the convertible note. As of March 31, 2017 and December 31, 2016, the 2016 Convertible Note had an outstanding principal balance of $11.0 million and a carrying value of $10.6 and $10.5 million, respectively.

In December 2015, the Company entered into a convertible secured promissory note agreement (the “2015 Convertible Note”) with Mr. Drexler, pursuant to which he loaned the Company $6.0 million. Proceeds from the 2015 Convertible Note were used to fund working capital requirements. The 2015 Convertible Note is secured by all of our and our subsidiaries’ assets and properties, whether tangible or intangible. The 2015 Convertible Note originally carried an interest at a rate of 8% per annum, or 10% in the event of default. Both the principal and the interest under the 2015 Convertible Note were originally due in January 2017. The due date of the 2015 Convertible note was extended to November 8, 2017 and the interest rates were raised to 10% per annum, or 12% in the event of default. Mr. Drexler may convert the outstanding principal and accrued interest into 2,608,695 shares of common stock for $2.30 per share at any time. The Company may prepay the convertible note at the aggregate principal amount therein plus accrued interest by giving the holder between 15 and 60 day-notice, depending upon the specific circumstances, provided that Mr. Drexler may convert the 2016 Convertible Note during the applicable notice period. The Company recorded the 2015 Convertible Note as a liability in the balance sheet and also recorded a beneficial conversion feature of $52,000 as a debt discount upon issuance of the 2015 Convertible Note, which was amortized over the term of the debt using the effective interest method. The beneficial conversion feature was calculated based on the difference between the fair value of common stock on the transaction date and the effective conversion price of the convertible note. As of March 31, 2017 and December 31, 2016, the 2015 Convertible Note had an outstanding principal balance of $6.0 million. In connection with the Company entering into the 2015 Convertible Note with Mr. Drexler, the Company granted Mr. Drexler the right to designate two directors to the Board.

For the three months ended March 31, 2017 and 2016, interest expense related to the related party convertible secured promissory notes was $0.4 million and $0.1 million, respectively. During the three months ended March 31, 2017 and 2016, $0.4 million and $0.1 million, respectively, in interest was paid in cash to Mr. Drexler.

Secured borrowing arrangement

In January 2016, the Company entered into a Purchase and Sale Agreement (the “Agreement”) with Prestige Capital Corporation (“Prestige”) pursuant to which the Company agreed to sell and assign and Prestige agreed to buy and accept, certain accounts receivable owed to the Company (“Accounts”). Under the terms of the Agreement, upon the receipt and acceptance of each assignment of Accounts, Prestige will pay the Company 80% of the net face amount of the assigned Accounts, up to a maximum total borrowings of $10.0 million subject to sufficient amounts of accounts receivable to secure the loan. The remaining 20% will be paid to the Company upon collection of the assigned Accounts, less any chargeback, disputes, or other amounts due to Prestige. Prestige’s purchase of the assigned Accounts from the Company will be at a discount fee which varies based on the number of days outstanding from the assignment of Accounts to collection of the assigned Accounts. In addition, the Company granted Prestige a continuing security interest in and lien upon all accounts receivable, inventory, fixed assets, general intangibles and other assets. The Agreement’s term has been extended to September 29, 2017. Prestige may cancel the Agreement with 30-day notice.

During the three months ended March 31, 2017, the Company sold to Prestige accounts with an aggregate face amount of approximately $5.5 million, for which Prestige paid to the Company approximately $4.4 million in cash. During the year ended March 31, 2017, $5.1 million was subsequently repaid to Prestige, including fees and interest. The proceeds from the initial assignment to Prestige under this secured borrowing arrangement were primarily utilized to pay off the balance of the existing line of credit and term loan with ANB Bank.

Contractual Obligations

Our principal commitments consist of obligations under operating leases for office and warehouse facilities, capital leases for manufacturing and warehouse equipment, debt, restructuring liability and non-cancelable endorsement and sponsorship agreements. The following table summarizes our commitments to settle contractual obligations in cash as of March 31, 2017:

	Payments Due by Period
	1 Year	2 to 3 Years	4 to 5 Years	Thereafter	Total
	(in thousands)
Operating lease obligations(1)	$432	$973	$—	$—	$1,405
Capital lease obligations	173	285	—	—	458
Secured borrowing arrangement	1,816	—	—	—	1,816
Convertible notes with a related party(2)	18,133	—	—	—	18,133
Restructuring liability	565	185	—	—	750
Settlement agreement	2,000	—	—	—	2,000
Other contractual obligations(3)	4,509	6,687	—	—	11,196
Total	$27,628	$8,130	$—	$—	$35,758

(1)	The amounts in the table above excluded operating lease expenses which were abandoned in conjunction with our restructuring plans and is included within the caption Restructuring liability in the accompanying Condensed Consolidated Balance Sheets.
(2)	See “Indebtedness Agreements” above. Amount includes interest.
(3)	Other contractual obligations consist of non-cancelable endorsement and sponsorship agreements and the minimum purchase requirement with BioZone. See Note 8 to the accompanying Condensed Consolidated Financial Statements for further information.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2017.

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

Note 2, “Summary of Significant Accounting Policies” in Part I, Item 1 of this Form 10-Q and in the Notes to Consolidated Financial Statements in Part II, Item 8 of the 2016 Form 10-K, and “Critical Accounting Policies and Estimates” in Part I, Item 7 of the 2016 Form 10-K describe the significant accounting policies and methods used in the preparation of our Condensed Consolidated Financial Statements. There have been no material changes to our critical accounting policies and estimates since the 2016 Form 10-K.

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

Set forth below are reconciliations of our reported GAAP net loss to Adjusted EBITDA (in thousands):

			Three Months Ended
	Three Months Ended Mar. 31, 2017	Year Ended Dec. 31, 2016	Dec. 31, 2016	Sept. 30, 2016	June 30, 2016	Mar. 31, 2016
Net loss	$(3,149)	$(3,477)	$8,771	$(1,447)	$(4,196)	$(6,605)

Stock-based compensation	607	5,304	323	(116)	427	4,670
Restructuring and asset impairment charges	—	3,186	(970)	1,920	—	2,236
Gain on settlement of accounts payable	(449)	(9,927)	(9,927)	—	—	—
Loss on sale of subsidiary	—	2,115	—	—	2,115	—
Amortization of prepaid sponsorship fees	145	1,235	180	211	146	698
Other expense, net	978	2,313	887	122	592	712
Amortization of prepaid stock compensation	—	938	—	—	235	703
Depreciation and amortization of property and equipment	340	1,551	389	346	389	427
Amortization of intangible assets	80	576	80	80	196	220
(Recovery) provision for doubtful accounts	80	386	152	225	43	(34)
Issuance of common stock warrants to third parties for services	—	6	—	—	3	3
Provision for income taxes	28	318	180	—	7	131
Adjusted EBITDA	$(1,340)	$4,524	$65	$1,341	$(43)	$3,161

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company qualifies as a smaller reporting company as defined in Item 10(f)(1) of SEC Regulation S-K, and is not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) who is our principal executive officer, and our Vice President of Finance and Administration, who is our interim principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO has concluded that as of March 31, 2017, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”), and that such information is accumulated and communicated to our management, including our CEO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the first quarter of 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Contingencies

Except for the updates set forth below, there have been no material changes to the information set forth under the heading “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2016. Additionally, see Note 8, Contingencies, to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

In addition, we are currently involved in various claims and legal actions that arise in the ordinary course of business. We do not believe that the ultimate resolution of these actions will have a material adverse effect on our business, financial condition or results of operations. However, a significant increase in the number of these claims, unanticipated damages owed under successful claims and multiple significant unrelated judgments against the Company could have a material adverse effect on our business, financial condition or results of operations.

Supplier Complaint

In January 2016, ThermoLife International LLC (“ThermoLife”), a supplier of nitrates to MusclePharm, filed a complaint against the Company in Arizona state court. In its complaint, ThermoLife alleges that the Company failed to meet minimum purchase requirements contained in the parties’ supply agreement and seeks monetary damages for the deficiency in purchase amounts. In March 2016, the Company filed an answer to ThermoLife’s complaint, denying the allegations contained in the complaint, and filed a counterclaim alleging that ThermoLife breached its express warranty to MusclePharm because ThermoLife’s products were defective and could not be incorporated into the Company’s products. Therefore, the Company believes that ThermoLife’s complaint is without merit. The lawsuit is currently in the discovery phase.

IRS Audit

On April 6, 2016, The Internal Revenue Service (“IRS”) selected the Company’s 2014 Federal Income Tax Return for audit. As a result of the audit, the IRS noted certain deficiencies with the tax reporting of the Company’s former executive’s 2014 restricted stock grant. Due to the Company’s current and historical loss position, any proposed adjustment would have no material impact on its Federal Income Tax Return. On October 5, 2016, the IRS selected the Company’s 2014 Federal Income Tax Return for an Employment Tax Audit. The IRS is contending that the Company inaccurately reported the value of the restricted stock grants and improperly failed to provide for employment taxes and federal tax withholding on these grants. In addition, the IRS is proposing certain penalties and fines associated with the delinquent filings. On April 4, 2017, we received the final IRS Determination Letter which orders back taxes and penalties of approximately $5.3 million of which $0.4 million related to employment taxes and $4.9 million related to federal tax withholding and penalties. The Company has provided for a liability for the employment taxes consistent with its policy for the three months ended March 31, 2017. Additionally, due to the uncertainty associated with the Federal tax withholding, the Company is unable to provide an estimate for its potential liability associated with these taxes. Accordingly, no liability has been recorded. The Company intends to formally appeal this matter under the formal IRS appeal process and is unable to ascertain the likelihood of the outcome of this process.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors as disclosed in our 2016 Form 10-K for the fiscal year ended December 31, 2016 filed with the Securities and Exchange Commission on March 15, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information.

Item 6. Exhibit Index

Incorporated by Reference
Exhibit No.	Description	Form	SEC File Number	Exhibit	Filing Date

31.1**	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of the Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2***	Certification of the Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following materials from MusclePharm Corporation’s quarterly report on Form 10-Q for the three months ended March 31, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit); (iv) the Condensed Consolidated Statements of Cash Flows; and (v) related notes to these financial statements.

*	Indicates management contract or compensatory plan or arrangement.
**	Filed herewith
***	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MUSCLEPHARM CORPORATION

Date: May 12, 2017	By:	/s/ Ryan Drexler
	Name:	Ryan Drexler
	Title:	Chief Executive Officer, President and Chairman
(Principal Executive Officer)

	By:	/s/ Douglas West
	Name:	Douglas West
	Title:	Vice President of Finance and Administration
(Interim Principal Financial Officer)
(Interim Principal Accounting Officer)

Item 6. Exhibit Index

Incorporated by Reference
Exhibit No.	Description	Form	SEC File Number	Exhibit	Filing Date

31.1**	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of the Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2***	Certification of the Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following materials from MusclePharm Corporation’s quarterly report on Form 10-Q for the three months ended March 31, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit); (iv) the Condensed Consolidated Statements of Cash Flows; and (v) related notes to these financial statements.

*	Indicates management contract or compensatory plan or arrangement.
**	Filed herewith
***	Furnished herewith