Form 10-Q
period 2017-06-30
MusclePharm Corp
filed 2017-08-14
CIK 1415684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  [ ]    No  [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.    Yes [X]    No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Number of shares of the registrant’s common stock outstanding as of August 1, 2017: 14,481,771, excluding 875,621 shares of common stock held in treasury.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
MusclePharm Corporation
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash	$3,553	$4,943
Accounts receivable, net of allowance for doubtful accounts of $631 and $462, respectively	13,408	13,353
Inventory	6,133	8,568
Prepaid giveaways	135	205
Prepaid expenses and other current assets	2,403	1,725
Total current assets	25,632	28,794
Property and equipment, net	2,498	3,243
Intangible assets, net	1,478	1,638
Other assets	146	421
TOTAL ASSETS	$29,754	$34,096
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$9,134	$9,625
Accrued liabilities	8,115	9,051
Accrued restructuring charges, current	588	614
Obligation under secured borrowing arrangement	3,147	2,681
Convertible notes with a related party, net of discount	16,772	16,465
Total current liabilities	37,756	38,436
Accrued restructuring charges, long-term	161	208
Other long-term liabilities	1,851	332
Total liabilities	39,768	38,976
Commitments and contingencies (Note 9)
Stockholders' deficit:
Common stock, par value of $0.001 per share; 100,000,000 shares authorized as of June 30, 2017 and December 31, 2016; 15,357,392 and 14,987,230 shares issued as of June 30, 2017 and December 31, 2016, respectively; 14,481,771 and 14,111,609 shares outstanding as of June 30, 2017 and December 31, 2016, respectively	14	14
Additional paid-in capital	157,448	156,301
Treasury stock, at cost; 875,621 shares as of June 30, 2017 and December 31, 2016	(10,039)	(10,039)
Accumulated other comprehensive loss	(145)	(162)
Accumulated deficit	(157,292)	(150,994)
TOTAL STOCKHOLDERS’ DEFICIT	(10,014)	(4,880)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$29,754	$34,096

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MusclePharm Corporation
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue, net	$26,192	$32,867	$52,201	$75,779
Cost of revenue (1)	18,576	22,181	38,115	49,880
Gross profit	7,616	10,686	14,086	25,899
Operating expenses:
Advertising and promotion	2,240	2,686	4,128	6,973
Salaries and benefits	2,620	3,292	5,889	12,912
Selling, general and administrative	2,829	4,424	5,715	8,667
Research and development	152	531	289	1,394
Professional fees	727	1,742	1,609	3,130
Restructuring and other charges	—	(4,820)	—	(4,246)
Settlement of obligation	1,453	—	1,453	—
Impairment of assets	—	4,313	—	4,313
Total operating expenses	10,021	12,168	19,083	33,143
Loss from operations	(2,405)	(1,482)	(4,997)	(7,244)
Gain on settlement of accounts payable	22	—	471	—
Loss on sale of subsidiary	—	(2,115)	—	(2,115)
Other expense, net (Note 7)	(690)	(592)	(1,668)	(1,304)
Loss before provision for income taxes	(3,073)	(4,189)	(6,194)	(10,663)
Provision for income taxes	76	7	104	138
Net loss	$(3,149)	$(4,196)	$(6,298)	$(10,801)

Net loss per share, basic and diluted	$(0.23)	$(0.30)	$(0.46)	$(0.78)

Weighted average shares used to compute net loss per share, basic and diluted	13,845,301	13,874,209	13,809,603	13,855,754

(1)
Cost of revenue for the three and six months ended June 30, 2016 included restructuring charges of $0.5 million and $2.2 million, respectively, related to write-down of inventory for discontinued products.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MusclePharm Corporation
Condensed Consolidated Statement of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(3,149)	$(4,196)	$(6,298)	$(10,801)
Other comprehensive loss:
Change in foreign currency translation adjustment	11	11	17	6
Comprehensive loss	$(3,138)	$(4,185)	$(6,281)	$(10,795)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MusclePharm Corporation
Condensed Consolidated Statement of Changes in Stockholders’ Deficit
(In thousands, except share data)
(Unaudited)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Loss	Deficit	Deficit
Balance—December 31, 2016	14,111,609	$14	$156,301	$(10,039)	$(162)	$(150,994)	$(4,880)
Stock-based compensation related to issuance and amortization of restricted stock awards to employees, executives and directors	370,162	—	1,064	—	—	—	1,064
Stock-based compensation related to issuance of stock options to an executive and a director	—	—	83	—	—	—	83
Change in foreign currency translation adjustment	—	—	—	—	17	—	17
Net loss	—	—	—	—	—	(6,298)	(6,298)
Balance—June 30, 2017	14,481,771	$14	$157,448	$(10,039)	$(145)	$(157,292)	$(10,014)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MusclePharm Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,298)	$(10,801)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	790	1,232
Gain on settlement of accounts payable	(471)	—
Loss on sale of subsidiary	—	2,115
Impairment of assets	—	4,313
Inventory write down related to restructuring	—	2,169
Non-cash restructuring and other charges (reversals)	—	(4,607)
Amortization of prepaid stock compensation	—	938
Amortization of prepaid sponsorship and endorsement fees	—	844
Stock-based compensation	1,148	5,097
Other	819	156
Changes in operating assets and liabilities:
Accounts receivable	(120)	952
Inventory	2,465	1,359
Prepaid giveaways	70	196
Prepaid expenses and other current assets	(677)	(260)
Other assets	—	(55)
Accounts payable and accrued liabilities	530	(1,173)
Accrued restructuring charges	(73)	(3,161)
Net cash used in operating activities	(1,817)	(686)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(378)
Proceeds from sale of subsidiary	—	5,942
Proceeds from disposal of property and equipment	—	40
Trademark registrations	—	(154)
Net cash provided by investing activities	—	5,450
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from secured borrowing arrangement, net of reserves	12,116	38,041
Payments on secured borrowing arrangement, net of fees	(11,650)	(30,791)
Payments on line of credit	—	(3,000)
Repayments of term loan	—	(2,949)
Repayment of capital lease and other obligations	(63)	(81)
Net cash provided by financing activities	403	1,220
Effect of exchange rate changes on cash	24	(13)
NET CHANGE IN CASH	(1,390)	5,971
CASH — BEGINNING OF PERIOD	4,943	7,081
CASH — END OF PERIOD	$3,553	$13,052
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$1,086	$926
Cash paid for taxes	$62	$113
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Property and equipment acquired in conjunction with capital leases	$12	$24
Shares of common stock issued for BioZone disposition	$—	$640
Purchase of property and equipment included in current liabilities	$—	$40

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MusclePharm Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Description of Business

Description of Business

MusclePharm Corporation, or the Company, was incorporated in Nevada in 2006.  Except as otherwise indicated herein, the terms “Company,” “we,” “our” and “us” refer to MusclePharm Corporation and its subsidiaries. The Company is a scientifically driven, performance lifestyle company that develops, manufactures, markets and distributes branded nutritional supplements. The Company is headquartered in Denver, Colorado and, as of June 30, 2017, had the following wholly-owned operating subsidiaries: MusclePharm Canada Enterprises Corp. (“MusclePharm Canada”), MusclePharm Ireland Limited (“MusclePharm Ireland”) and MusclePharm Australia Pty Limited (“MusclePharm Australia”). A former subsidiary of the Company, BioZone Laboratories, Inc. (“BioZone”), was sold on May 9, 2016.

Management’s Plans with Respect to Liquidity and Capital Resources

Management believes the restructuring plan completed during 2016, the continued reduction in ongoing operating costs and expense controls, and our recently implemented growth strategy, will enable the Company to ultimately be profitable. Management believes it has reduced its operating expenses sufficiently so that its ongoing source of revenue will be sufficient to cover its expenses for the next twelve months, which management believes will allow the Company to continue as a going concern. The Company can give no assurances that this will occur.

As of June 30, 2017, the Company had an accumulated deficit of $157.3 million and recurring losses from operations. To manage cash flow, in January 2016, the Company entered into a secured borrowing arrangement, pursuant to which it has the ability to borrow up to $10.0 million subject to sufficient amounts of accounts receivable to secure the loan. This arrangement was extended on October 25, 2016 and then again on March 22, 2017 each time for an additional six months with similar terms. Under this arrangement, during the six months ended June 30, 2017, the Company received $12.1 million in cash and subsequently repaid $11.8 million, including fees and interest, on or prior to June 30, 2017.

As of June 30, 2017, the Company had approximately $3.6 million in cash and a $12.1 million working capital deficit. This working capital deficit is primarily driven by the short-term classification of approximately $16.8 million in convertible notes due to a related party.

The accompanying Condensed Consolidated Financial Statements as of and for the six months ended June 30, 2017 were prepared on the basis of a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. Accordingly, they do not give effect to adjustments that would be necessary should the Company be required to liquidate its assets.

The Company’s ability to meet its total liabilities of $39.8 million as of June 30, 2017, and to continue as a going concern, is partially dependent on meeting our operating plans, and partially dependent on our Chairman of the Board, Chief Executive Officer and President, Ryan Drexler, either converting or extending his two fixed maturity notes prior to or upon their maturity. Mr. Drexler has verbally conveyed his intentions of doing so and management believes that this alone would enable the Company to meet its obligations over the next twelve months. In addition, Mr. Drexler has verbally both stated his intent and ability to put more capital into the business if necessary. However, Mr. Drexler is under no obligation to the Company to do so, and we can give no assurances that Mr. Drexler will be willing or able to do so at a future date and/or that he will not demand payment of the convertible notes at the maturity date.

The Company’s ability to continue as a going concern and raise capital for specific strategic initiatives is also dependent on obtaining adequate capital to fund operating losses until it becomes profitable. The Company can give no assurances that any additional capital that it is able to obtain, if any, will be sufficient to meet its needs, or that any such financing will be obtainable on acceptable terms or at all.

If the Company is unable to obtain adequate capital or Mr. Drexler does not extend or convert his fixed maturity notes, it could be forced to cease operations or substantially curtail its commercial activities. These conditions, or significant unforeseen expenditures including the unfavorable settlement of its legal disputes, could raise substantial doubt as to the Company’s ability to continue as a going concern. The accompanying Condensed Consolidated Financial Statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of these uncertainties.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The unaudited Condensed Consolidated Financial Statements include the accounts of MusclePharm Corporation and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Unaudited Interim Financial Information

The accompanying unaudited interim Condensed Consolidated Financial Statements have been prepared in accordance with GAAP and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and notes required by GAAP for complete financial statements. The Company’s management believes the unaudited interim Condensed Consolidated Financial Statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position as of June 30, 2017, results of operations for the three and six months ended June 30, 2017 and 2016, and cash flows for the six months ended June 30, 2017 and 2016. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017.

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
●
Persuasive evidence of an arrangement exists. Evidence of an arrangement consists of an order from the Company’s distributors, resellers or customers.
●
Delivery has occurred. Delivery is deemed to have occurred when title and risk of loss has transferred, typically upon shipment of products to customers.
●
The fee is fixed or determinable. The Company assesses whether the fee is fixed or determinable based on the terms associated with the transaction.
●
Collection is reasonably assured. The Company assesses collectability based on credit analysis and payment history.

The Company’s standard terms and conditions of sale allow for product returns or replacements in certain cases. Estimates of expected future product returns are recognized at the time of sale based on analyses of historical return trends by customer type. Upon recognition, the Company reduces revenue and cost of revenue for the estimated return. Return rates can fluctuate over time, but are sufficiently predictable with established customers to allow the Company to estimate expected future product returns, and an accrual is recorded for future expected returns when the related revenue is recognized. Product returns incurred from established customers were insignificant for the three and six months ended June 30, 2017 and 2016, respectively.

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

During the three months ended June 30, 2017 and 2016, the Company recorded discounts, and to a lesser degree, sales returns, totaling $4.3 million and $8.9 million, respectively, which accounted for 14% and 21% of gross revenue in each period, respectively. During the six months ended June 30, 2017 and 2016, the Company recorded discounts, and to a lesser degree, sales returns, totaling $12.3 million and $17.1 million, respectively, which accounted for 19% and 18% of gross revenue in each period, respectively.

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

Significant customers are those which represent more than 10% of the Company’s net revenue for each period presented. For each significant customer, revenue as a percentage of total revenue is as follows:

	Percentage of Net Revenue for the Three Months Ended June 30,		Percentage of Net Revenue for the Six Months Ended June 30,
	2017	2016	2017	2016
Customers
Costco Wholesale Corporation	17%	25%	26%	20%
Amazon	12%	*	*	*
GNC Holdings Inc.	*	10%	*	11%
Bodybuilding.com	*	*	*	10%

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

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”), which simplifies the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost or net realizable value. Net realizable value is the estimated selling price of inventory in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. ASU 2015-11 was effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The adoption of this guidance did not have a significant impact on our Condensed Consolidated Financial Statements.

Note 3. Fair Value of Financial Instruments

Management believes the fair values of the obligations under the secured borrowing arrangement and the convertible notes with a related party approximate carrying value because the debt carries market rates of interest available to the Company, and are both short-term in nature. The Company’s remaining financial instruments consisted primarily of accounts receivable, accounts payable, accrued liabilities and accrued restructuring charges, all of which are short-term in nature with fair values approximating carrying value. As of June 30, 2017 and December 31, 2016, the Company held no assets or liabilities that required re-measurement at fair value on a recurring basis.

Note 4. Sale of BioZone

In May 2016, the Company completed the sale of its wholly-owned subsidiary, BioZone, for gross proceeds of $9.8 million, including cash of $5.9 million, a $2.0 million credit for future inventory deliveries reflected as a prepaid asset in the Condensed Consolidated Balance Sheets and $1.5 million which is subject to an earn-out based on the financial performance of BioZone for the twelve months following the closing of the transaction. In addition, the Company agreed to pay down $350,000 of BioZone’s accounts payables, which was deducted from the purchase price. As part of the transaction, the Company also agreed to transfer to the buyer 200,000 shares of its common stock with a market value on the date of issuance of $640,000, for consideration of $50,000. The Company recorded a loss of $2.1 million related to the sale of BioZone for the three and six months ended June 30, 2016. The loss on the sale of BioZone primarily related to the subsidiary’s pre-tax losses for 2016. Pre-tax loss for BioZone for the three and six months ended June 30, 2016 was $0.5 million and $1.5 million, respectively. The potential earn-out was not achieved in May 2017.

Purchase Commitment

Upon the completion of the sale of BioZone, the Company entered into a manufacturing and supply agreement whereby the Company is required to purchase a minimum of approximately $2.5 million of products per year from BioZone annually for an initial term of three years. If the minimum order quantities of specific products are not met, a $3.0 million minimum purchase of other products must be met in order to waive the shortfall, which is at 25% of the realized shortfall. Due to the timing of achieving the minimum purchase quantities, we are below these targets. As a result, we have reserved an amount to cover the estimated purchase commitment shortfall during the three and six months ended June 30, 2017.

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

Note 5. Restructuring

As part of an effort to better focus and align the Company’s resources toward profitable growth, on August 24, 2015, the Board authorized the Company to undertake steps to commence a restructuring of the business and operations, which concluded during the third quarter of 2016. The Company closed certain facilities, reduced headcount, discontinued products and renegotiated certain contracts. For the three months ended June 30, 2016, the Company recorded a credit in restructuring and other charges of $4.8 million comprised of the release of restructuring accrual of $7.0 million, offset by the cash payment of $2.2 million related to a settlement agreement. For the six months ended June 30, 2016, this credit was offset by additional restructuring expenses resulting in a net credit of $4.2 million.

For the three and six months ended June 30, 2016, the Company recorded restructuring charges in “Cost of revenue” of $0.5 million and $2.2 million, respectively, related to the write-down of inventory identified for discontinued products in the restructuring plan.

The following table illustrates the provision of the restructuring charges and the accrued restructuring charges balance as of June 30, 2017 (in thousands):

	Contract Termination Costs	Purchase Commitment of Discontinued Inventories Not Yet Received	Abandoned Lease Facilities	Total
Balance as of December 31, 2016	$308	$175	$339	$822
Expensed	—	—	—	—
Cash payments	—	—	(73)	(73)
Balance as of June 30, 2017	$308	$175	$266	$749

The total future payments under the restructuring plan as of June 30, 2017 are as follows (in thousands):

	For the Year Ending December 31,
Outstanding Payments	Remainder of 2017	2018	2019	2020	2021	Total
Contract termination costs	$308	$—	$—	$—	$—	$308
Purchase commitment of discontinued inventories not yet received	175	—	—	—	—	175
Abandoned leased facilities	58	92	91	25	—	266
Total future payments	$541	$92	$91	$25	$—	$749

Note 6. Balance Sheet Components

Inventory

Inventory consisted of the following as of June 30, 2017 and December 31, 2016 (in thousands):

	As of June 30, 2017	As of December 31, 2016
Finished goods	$6,133	$8,568
Inventory	$6,133	$8,568

The Company records charges for obsolete and slow moving inventory based on the age of the product as determined by the expiration date and when conditions indicate by specific identification. Products within one year of their expiration dates are considered for write-off purposes. Historically, the Company has had minimal returns with established customers. Other than write-off of inventory during restructuring activities, the Company incurred insignificant inventory write-offs during the three and six months ended June 30, 2017 and 2016. Inventory write-downs, once established, are not reversed as they establish a new cost basis for the inventory.

As disclosed further in Note 5, the Company executed a restructuring plan in August 2015 and wrote off inventory related to discontinued products. For the three and six months ended June 30, 2016, discontinued inventory of $0.5 million and $2.2 million, respectively, was written off and included as a component of “Cost of revenue” in the accompanying Condensed Consolidated Statements of Operations. Additionally, $0.4 million of inventory related to the Arnold Schwarzenegger product line was considered impaired, and included as a component of “Impairment of assets” in the accompanying Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2016.

Property and Equipment

Property and equipment consisted of the following as of June 30, 2017 and December 31, 2016 (in thousands):

	As of June 30, 2017	As of December 31, 2016
Furniture, fixtures and equipment	$3,598	$3,521
Leasehold improvements	2,504	2,504
Manufacturing and lab equipment	3	3
Vehicles	86	334
Displays	484	483
Website	462	462
Construction in process	—	55
Property and equipment, gross	7,137	7,362
Less: accumulated depreciation and amortization	(4,639)	(4,119)
Property and equipment, net	$2,498	$3,243

Depreciation and amortization expense related to property and equipment was $0.3 million and $0.4 million for the three months ended June 30, 2017 and 2016, respectively, and $0.6 million and $0.8 million for the six months ended June 30, 2017 and 2016, respectively, which is included in “Selling, general and administrative” expense in the accompanying Condensed Consolidated Statements of Operations.

Intangible Assets

Intangible assets consisted of the following (in thousands):
	As of June 30, 2017
	Gross Value	AccumulatedAmortization	NetCarryingValue	Remaining Weighted-AverageUseful Lives(years)
Amortized Intangible Assets
Brand	$2,244	$(766)	$1,478	4.6
Total intangible assets	$2,244	$(766)	$1,478

	As of December 31, 2016
	Gross Value	AccumulatedAmortization	NetCarryingValue	Remaining Weighted-AverageUseful Lives(years)
Amortized Intangible Assets
Brand	$2,244	$(606)	$1,638	5.1
Total intangible assets	$2,244	$(606)	$1,638

For the three months ended June 30, 2017 and 2016 intangible assets amortization expense was $0.1 million and $0.2 million, respectively, and for the six months ended June 30, 2017 and 2016 intangible asset amortization was $0.2 million and $0.4 million, respectively, which is included in the “Selling, general and administrative” expense in the accompanying Condensed Consolidated Statements of Operations. Additionally, $1.2 million of trademarks with a net carrying value of $0.8 million related to the Arnold Schwarzenegger product line were considered impaired, and included as a component of “Impairment of assets” in the accompanying Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2016.

As of June 30, 2017, the estimated future amortization expense of intangible assets is as follows (in thousands):

For the Year Ending December 31,
Remainder of 2017	$161
2018	321
2019	321
2020	321
2021	321
Thereafter	33
Total amortization expense	$1,478

Note 7. Other Expense, net

For the three and six months ended June 30, 2017 and 2016, “Other expense, net” consisted of the following (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Other expense, net:
Interest expense, related party	$(587)	$(121)	$(1,163)	$(242)
Interest expense, other	(3)	(84)	(8)	(128)
Interest expense, secured borrowing arrangement	(121)	(273)	(225)	(627)
Foreign currency transaction gain	45	91	33	194
Other	(24)	(205)	(305)	(501)
Total other expense, net	$(690)	$(592)	$(1,668)	$(1,304)

Note 8. Debt

As of June 30, 2017 and December 31, 2016, the Company’s debt consisted of the following (in thousands):

	As of June 30, 2017	As of December 31, 2016
2015 Convertible Note due November 2017 with a related party	$6,000	$6,000
2016 Convertible Note due November 2017 with a related party, net of discount	10,772	10,465
Obligations under secured borrowing arrangement	3,147	2,681
Total debt	19,919	19,146
Less: current portion	(19,919)	(19,146)
Long term debt	$—	$—

Related-Party Convertible Notes

In November 2016, the Company entered into a convertible secured promissory note agreement (the “2016 Convertible Note”) with Mr. Ryan Drexler, the Company’s Chairman of the Board, Chief Executive Officer and President, pursuant to which Mr. Drexler loaned the Company $11.0 million. Proceeds from the 2016 Convertible Note were used to fund settlement of litigation. The 2016 Convertible Note is secured by all assets and properties of the Company and its subsidiaries, whether tangible or intangible. The 2016 Convertible Note carries interest at a rate of 10% per annum, or 12% if there is an event of default. Both the principal and the interest under the 2016 Convertible Note are due on November 8, 2017, unless converted earlier. Mr. Drexler may convert the outstanding principal and accrued interest into 6,010,929 shares of the Company’s common stock for $1.83 per share at any time. The Company may prepay the 2016 Convertible Note at the aggregate principal amount therein, plus accrued interest, by giving Mr. Drexler between 15 and 60 day-notice depending upon the specific circumstances, provided that Mr. Drexler may convert the 2016 Convertible Note during the applicable notice period. The Company recorded the 2016 Convertible Note as a liability in the balance sheet and also recorded a beneficial conversion feature of $601,000 as a debt discount upon issuance of the convertible note, which is being amortized over the term of the debt using the effective interest method. The beneficial conversion feature was calculated based on the difference between the fair value of common stock on the transaction date and the effective conversion price of the convertible note. As of June 30, 2017 and December 31, 2016, the 2016 Convertible Note had an outstanding principal balance of $11.0 million and a carrying value of $10.8 million and $10.5 million, respectively.

In December 2015, the Company entered into a convertible secured promissory note agreement (the “2015 Convertible Note”) with Mr. Drexler, pursuant to which he loaned the Company $6.0 million. Proceeds from the 2015 Convertible Note were used to fund working capital requirements. The 2015 Convertible Note is secured by all assets and properties of the Company and its subsidiaries, whether tangible or intangible. The 2015 Convertible Note originally carried an interest at a rate of 8% per annum, or 10% in the event of default. Both the principal and the interest under the 2015 Convertible Note were originally due in January 2017, unless converted earlier. The due date of the 2015 Convertible Note was extended to November 8, 2017 and the interest rates was raised to 10% per annum, or 12% in the event of default. Mr. Drexler may convert the outstanding principal and accrued interest into 2,608,695 shares of common stock for $2.30 per share at any time. The Company may prepay the convertible note at the aggregate principal amount therein plus accrued interest by giving the holder between 15 and 60 day-notice, depending upon the specific circumstances, provided that Mr. Drexler may convert the 2015 Convertible Note during the applicable notice period. The Company recorded the 2015 Convertible Note as a liability in the balance sheet and also recorded a beneficial conversion feature of $52,000 as a debt discount upon issuance of the 2015 Convertible Note, which was amortized over the original term of the debt using the effective interest method. The beneficial conversion feature was calculated based on the difference between the fair value of common stock on the transaction date and the effective conversion price of the convertible note. As of June 30, 2017 and December 31, 2016, the convertible note had an outstanding principal balance and carrying value of $6.0 million. In connection with the Company entering into the 2015 Convertible Note with Mr. Drexler, the Company granted Mr. Drexler the right to designate two directors to the Board.

For the three months ended June 30, 2017 and 2016, interest expense related to the related party convertible secured promissory notes was $0.4 million and $0.1 million, respectively. For the six months ended June 30, 2017 and 2016, interest expense related to the related party convertible secured promissory notes was $0.9 million and $0.2 million, respectively. During the six months ended June 30, 2017 and 2016, $0.9 million and $0.2 million, respectively, in interest was paid in cash to Mr. Drexler.

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

During the three months ended June 30, 2017, the Company sold to Prestige accounts with an aggregate face amount of approximately $9.0 million, for which Prestige paid to the Company approximately $7.2 million in cash. During the three months ended June 30, 2017, $13.6 million was subsequently repaid to Prestige, including fees and interest. During the six months ended June 30, 2017, the Company sold to Prestige accounts with an aggregate face amount of approximately $14.5 million, for which Prestige paid to the Company approximately $12.1 million in cash. During the six months ended June 30, 2017, $11.8 million was subsequently repaid to Prestige, including fees and interest.

During the three months ended June 30, 2016, the Company sold to Prestige accounts with an aggregate face amount of approximately $20.4 million, for which Prestige paid to the Company approximately $16.4 million in cash. During the three months ended June 30, 2016, $13.8 million was subsequently repaid to Prestige, including fees and interest. During the six months ended June 30, 2016, the Company sold to Prestige accounts with an aggregate face amount of approximately $49.3 million, for which Prestige paid to the Company approximately $39.5 million in cash. During the six months ended June 30, 2016, $31.3 million was subsequently repaid to Prestige, including fees and interest.

Note 9. Commitments and Contingencies

Operating Leases

The Company leases office and warehouse facilities under operating leases, which expire at various dates through 2020. The amounts reflected in the table below are for the aggregate future minimum lease payments under non-cancelable facility operating leases for properties that have not been abandoned as part of the restructuring plan. See Note 5 for additional details regarding the restructured leases. Under lease agreements that contain escalating rent provisions, lease expense is recorded on a straight-line basis over the lease term. During the three months ended June 30, 2017 and 2016, rent expense was $0.1 million and $0.3 million, respectively. During the six months ended June 30, 2017 and 2016, rent expense was $0.2 million and $0.6 million, respectively.

As of June 30, 2017, future minimum lease payments are as follows (in thousands):

For the Year Ending December 31,
Remainder of 2017	$219
2018	419
2019	392
2020	268
Total minimum lease payments	$1,298

Capital Leases

In December 2014, the Company entered into a capital lease agreement providing for approximately $1.8 million in credit to lease up to 50 vehicles as part of a fleet lease program. As of June 30, 2017, the Company was leasing two vehicles under the capital lease which were included in “Property and equipment, net” in the Condensed Consolidated Balance Sheets. The original cost of leased assets was $86,000 and the associated accumulated depreciation was $45,000. The Company also leases manufacturing and warehouse equipment under capital leases, which expire at various dates through February 2020. Several of such leases were reclassified to the restructuring liability during 2016, and related assets were written off to restructuring expense for the year ended December 31, 2016.

As of June 30, 2017 and December 31, 2016, short-term capital lease liabilities of $136,000 and $173,000, respectively, were included as a component of current accrued liabilities, and the long-term capital lease liabilities of $204,000 and $332,000, respectively, were included as a component of long-term liabilities in the Condensed Consolidated Balance Sheets.

As of June 30, 2017, the Company’s future minimum lease payments under capital lease agreements, are as follows (in thousands):

For the Year Ending December 31,
Remainder of 2017	$75
2018	136
2019	101
2020	50
Total minimum lease payments	362
Less amounts representing interest	(23)
Present value of minimum lease payments	$339

Purchase Commitment

Upon the completion of the sale of BioZone on May 9, 2016, the Company entered into a manufacturing and supply agreement whereby the Company is required to purchase a minimum of approximately $2.5 million of products per year from BioZone annually for an initial term of three years. If the minimum order quantities of specific products are not met, a $3.0 million minimum purchase of other products must be met in order to waive the shortfall, which is at 25% of the realized shortfall. Due to the timing of achieving the minimum purchase quantities, we are below these targets. As a result, we have reserved an amount to cover the estimated purchase commitment shortfall during the three and six months ended June 30, 2017.

Settlements

Manchester City Football Group

The Company was engaged in a dispute with City Football Group Limited (“CFG”), the owner of Manchester City Football Group, concerning amounts allegedly owed by the Company under a Sponsorship Agreement with CFG. In August 2016, CFG commenced arbitration in the United Kingdom against the Company, seeking approximately $8.3 million for the Company’s purported breach of the Agreement. Subsequent to the end of the current quarter, the dispute was settled.

The Company recorded a charge in its Statement of Operations for the quarter ended June 30, 2017 for approximately $1.5 million, representing the discounted value of the unrecorded settlement amount. The Company has now concluded the finalization of all its major legacy endorsement deals.

See Note 16. Subsequent Events for additional information.

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

On December 17, 2016, the Company entered into a Settlement Agreement (the “Settlement Agreement”) with the AS Parties, effective January 4, 2017. Pursuant to the Settlement Agreement, and to resolve and settle all disputes between the parties and release all claims between them, the Company agreed to pay the AS Parties (a) $1.0 million, which payment was released to the AS Parties on January 5, 2017, and (b) $2.0 million within six months of the effective date of the Settlement Agreement. The Company paid the settlement in full as of June 30, 2017. The Company also has agreed that it will not sell any products from its Arnold Schwarzenegger product line, will donate to a charity chosen by Arnold Schwarzenegger any remaining usable product, and otherwise destroy any products currently in inventory. This inventory was written off to “Impairment of assets” in the Consolidated Statement of Operations during the year ended December 31, 2016. In addition, in connection with the transaction, the 780,000 shares of Company common stock held by Marine MP were sold to a third party on January 4, 2017 in exchange for an aggregate payment by such third party of $1,677,000 to the AS Parties.

Contingencies

In the normal course of business or otherwise, the Company may become involved in legal proceedings. The Company will accrue a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. The accrual for a litigation loss contingency might include, for example, estimates of potential damages, outside legal fees and other directly related costs expected to be incurred. As of June 30, 2017, the Company was involved in the following material legal proceedings described below.

Supplier Complaint

In January 2016, ThermoLife International LLC (“ThermoLife”), a supplier of nitrates to MusclePharm, filed a complaint against the Company in Arizona state court. In its complaint, ThermoLife alleges that the Company failed to meet minimum purchase requirements contained in the parties’ supply agreement and seeks monetary damages for the deficiency in purchase amounts. In March 2016, the Company filed an answer to ThermoLife’s complaint, denying the allegations contained in the complaint, and filed a counterclaim alleging that ThermoLife breached its express warranty to MusclePharm because ThermoLife’s products were defective and could not be incorporated into the Company’s products. Therefore, the Company believes that ThermoLife’s complaint is without merit. The lawsuit continues to be in the discovery phase.

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

In February 2016, Estalella filed a complaint in Colorado state court against the Company and Ryan Drexler, Chairman of the Board, Chief Executive Officer and President, alleging, among other things, that the Company breached the Employment Agreement, and seeking certain equitable relief and unspecified damages. The Company believes Estalella’s claims are without merit. As of the date of this report, the Company has evaluated the potential outcome of this lawsuit and recorded the liability consistent with its policy for accruing for contingencies. The lawsuit continues to be in the discovery phase with a revised trial date expected to commence in May 2018.

Insurance Carrier Lawsuit

The Company is engaged in litigation with an insurance carrier, Liberty Insurance Underwriters, Inc. (“Liberty”), arising out of Liberty’s denial of coverage. In 2014, the Company sought coverage under an insurance policy with Liberty for claims against directors and officers of the Company arising out of an investigation by the Securities and Exchange Commission. Liberty denied coverage, and, on February 12, 2015, the Company filed a complaint in the District Court, City and County of Denver, Colorado against Liberty claiming wrongful and unreasonable denial of coverage for the cost and expenses incurred in connection with the SEC investigation and related matters. Liberty removed the complaint to the United States District Court for the District of Colorado, which in August 2016 granted Liberty’s motion for summary judgment, denying coverage and dismissing the Company’s claims with prejudice, and denied the Company’s motion for summary judgment. The Company filed an appeal in November 2016. The appeal is currently in the discovery phase.

IRS Audit

On April 6, 2016, the Internal Revenue Service (“IRS”) selected the Company’s 2014 Federal Income Tax Return for audit. As a result of the audit, the IRS proposed certain adjustments with respect to the tax reporting of the Company’s former executives’ 2014 restricted stock grants. Due to the Company’s current and historical loss position, the proposed adjustments would have no material impact on its Federal income tax. On October 5, 2016, the IRS commenced an audit of the Company’s employment and withholding tax liability for 2014. The IRS is contending that the Company inaccurately reported the value of the restricted stock grants and improperly failed to provide for employment taxes and federal tax withholding on these grants. In addition, the IRS is proposing certain penalties associated with the Company’s filings. On April 4, 2017, the Company received a “30-day letter” from the IRS asserting back taxes and penalties of approximately $5.3 million, of which $0.4 million related to employment taxes and $4.9 million related to federal tax withholding and penalties. Additionally, the IRS is asserting that the Company owes information reporting penalties of approximately $2.0million. The Company’s counsel has submitted a formal protest to the IRS disputing on several grounds all of the proposed adjustments and penalties on the Company’s behalf, and the Company intends to pursue this matter vigorously through the IRS appeal process.  Due to the uncertainty associated with determining the Company’s liability for the asserted taxes and penalties, if any, and to the Company’s inability to ascertain with any reasonable degree of likelihood, as of the date of this report, the outcome of the IRS appeals process, the Company is unable to provide an estimate for its potential liability, if any, associated with these taxes.

Sponsorship and Endorsement Contract Liabilities

The Company has various non-cancelable endorsement and sponsorship agreements with terms expiring through 2019. The total value of future contractual payments as of June 30, 2017 are as follows (in thousands):

	For the Year Ending December 31,
	Remainder of 2017	2018	2019	2020	2021	There-after	Total
Outstanding Payments
Endorsement	$95	$11	$—	$—	$—	$—	$106
Sponsorship	104	144	55	—	—	—	303
Total future payments	$199	$155	$55	$—	$—	$—	$409

Note 10. Stockholders’ Deficit

Common Stock

During the six months ended June 30, 2017, the Company had the following transactions related to its common stock including restricted stock awards (in thousands, except share and per share data):

Transaction Type	Quantity (Shares)	Valuation ($)	Range of Value per Share
Stock issued to employees, executives and directors	370,162	$730	$1.97
Total	370,162	$730	$1.97

During the six months ended June 30, 2016, the Company issued common stock including restricted stock awards, as follows (in thousands, except share and per share data):
Transaction Type	Quantity (Shares)	Valuation ($)	Range of Value per Share
Stock issued to employees, executives and directors	179,140	$1,142	$1.89-2.95
Stock issued related to sale of subsidiary	200,000	640	3.20
Cancellation of executive restricted stock	(333,000)	—	12.50
Total	46,140	$1,782	$1.89-12.50

The fair value of all stock issuances above is based upon the quoted closing trading price on the date of issuance.

Common stock outstanding as of June 30, 2017 and December 31, 2016 includes shares legally outstanding even if subject to future vesting.

Warrants

In November 2016, the Company issued a warrant to purchase 1,289,378 shares, equal to approximately 7.5% of the Company’s fully diluted equity of its common stock to the parent company of Capstone Nutrition, the Company’s former product manufacturer, pursuant to a settlement agreement, which under certain circumstances is subject to the adjustment. The exercise price of this warrant was $1.83 per share, with a contractual term of four years. The Company has valued this warrant by utilizing the Black Scholes model at approximately $1.8 million with the following assumptions: contractual life of four years, risk free interest rate of 1.27%, dividend yield of 0%, and expected volatility of 118.4%.

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

Treasury Stock

During the six months ended June 30, 2017 and the year ended December 31, 2016, the Company did not repurchase any shares of its common stock and held 875,621 shares in treasury as of June 30, 2017 and December 31, 2016.

Note 11. Stock-Based Compensation

Restricted Stock

The Company’s stock-based compensation for the three and six months ended June 30, 2017 and 2016 consist primarily of restricted stock awards. The activity of restricted stock awards granted to employees, executives and Board members was as follows:

	Unvested Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance – December 31, 2016	378,425	$3.45
Granted	370,162	1.97
Vested	(140,587)	2.58
Cancelled	—	—
Unvested balance – June 30, 2017	608,000	2.75

The Company issued 20,162 shares of restricted stock to its Board members for the three months ended June 30, 2017. The total fair value of restricted stock awards granted to employees and the Board was $0.1 million for the three months ended June 30, 2017. There were no restricted stock awards granted to employees for the three months ended June 30, 2017. The total fair value of restricted stock awards granted to employees and the Board was $0.1 million for the three months ended June 30, 2016, and $0.7 million and $0.4 million for the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017, the total unrecognized expense for unvested restricted stock awards, net of expected forfeitures, was $0.9 million, which is expected to be amortized over a weighted average period of 1.1 years.

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

Accelerated Vesting of Restricted Stock Awards Related to Termination of Employment Agreement with Brad Pyatt, Former Chief Executive Officer

In March 2016, Brad Pyatt, the Company’s former Chief Executive Officer, terminated his employment with the Company. Pursuant to the terms of the separation agreement with the Company, in exchange for a release of claims, the Company agreed to pay severance in the amount of $1.1 million, payable over a 12-month period, a lump sum of $250,000 paid during March 2017 and reimbursement of COBRA premiums, which the Company recorded in the six months ended June 30, 2016. In addition, the remaining unvested restricted stock awards held by Brad Pyatt of 500,000 shares vested in full upon his termination in accordance with the original grant terms. In connection with the accelerated vesting of these restricted stock awards, the Company recognized stock compensation expense of $3.9 million, which is included in “Salaries and benefits” in the accompanying Condensed Consolidated Statements of Operations for the six months ended June 30, 2016. All amounts due Mr. Pyatt were paid as of March 31, 2017.
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

In February 2016, the Company issued options to purchase 137,362 shares of its common stock to Mr. Drexler, the Company’s Chairman of the Board, Chief Executive Officer, and President, and 54,945 to Michael Doron, the former Lead Director of the Board. These stock options have an exercise price of $1.89 per share, a contractual term of 10 years and a grant date fair value of $1.72 per share, or $0.3 million, which is amortized on a straight-line basis over the vesting period of two years. The Company determined the fair value of the stock options using the Black-Scholes model.  The table below sets forth the assumptions used in valuing such options.

For the Six Months Ended June 30, 2016
Expected term of options	6.5 years
Expected volatility	131.0%
Risk-free interest rate	1.71%
Expected dividend yield	0.0%

For the three months ended June 30, 2017 and 2016, the Company recorded stock compensation expense related to options of $12,000 and $41,000, respectively. For the six months ended June 30, 2017 and 2016, the Company recorded stock compensation expense related to options of $83,000 and $55,000, respectively.

Note 12. Net Loss per Share

Basic net loss per share is computed by dividing net loss for the period by the weighted average number of shares of common stock outstanding during each period. There was no dilutive effect for the outstanding potentially dilutive securities for the three and six months ended June 30, 2017 and 2016, respectively, as the Company reported a net loss for all periods.

The following table sets forth the computation of the Company’s basic and diluted net loss per share for the periods presented (in thousands, except share and per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(3,149)	$(4,196)	$(6,298)	$(10,801)
Weighted average common shares used in computing net loss per share, basic and diluted	13,845,301	13,874,209	13,809,603	13,855,754
Net loss per share, basic and diluted	$(0.23)	$(0.30)	$(0.46)	$(0.78)

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

There was no dilutive effect for the outstanding awards for the three and six months ended June 30, 2017 and 2016, respectively, as the Company reported a net loss for all periods. However, if the Company had net income for the three and six months ended June 30, 2017, the potentially dilutive securities included in the earnings per share computation would have been 8,978,295 and 8,952,914, respectively. If the Company had net income for the three and six months ended June 30, 2016, the potentially dilutive securities included in the earnings per share computation would have been 2,608,695 for both periods.

Total outstanding potentially dilutive securities were comprised of the following:

	As of June 30,
	2017	2016
Stock options	192,307	192,307
Warrants	1,389,378	100,000
Unvested restricted stock	670,170	336,000
Convertible notes	8,619,624	2,608,695
Total common stock equivalents	10,871,479	3,237,002

Note 13. Income Taxes

The Company recorded a tax provision of $76,000 and $7,000 for the three months ended June 30, 2017 and 2016, respectively, and $104,000 and $138,000 for the six months ended June 30, 2017 and 2016, respectively.

Income taxes are provided for the tax effects of transactions reported in the Condensed Consolidated Financial Statements and consist of taxes currently due. Deferred taxes relate to differences between the basis of assets and liabilities for financial and income tax reporting which will be either taxable or deductible when the assets or liabilities are recovered or settled. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has established a full valuation allowance as it is more likely than not that the tax benefits will not be realized as of June 30, 2017.

Note 14. Segments, Geographical Information

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

Revenue, net by geography is based on the company addresses of the customers. The following table sets forth revenue, net by geographic area (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Revenue, net:
United States	$14,677	$23,519	$32,267	$53,211
International	11,515	9,348	19,934	22,568
Total revenue, net	$26,192	$32,867	$52,201	$75,779

Note 15. Related Party Transactions

Chairman of the Board, Chief Executive Officer and President Convertible Secured Promissory Note Agreements and Debt Guaranty

In November 2016, the Company entered into the 2016 Convertible Note with Mr. Ryan Drexler, pursuant to which Mr. Drexler loaned the Company $11.0 million. Proceeds from the note were used to fund settlement of litigation. The 2016 Convertible Note is secured by all assets and properties of the Company and its subsidiaries, whether tangible or intangible. The 2016 Convertible Note was still outstanding as of June 30, 2017. See Note 8. Debt for additional information.

In December 2015, the Company entered into the 2015 Convertible Note with Mr. Drexler, pursuant to which he loaned the Company $6.0 million. Proceeds from the note were used to fund working capital requirements. The convertible note is secured by all assets and properties of the Company and its subsidiaries whether tangible or intangible. In connection with the Company entering into the 2015 Convertible Note with Mr. Drexler, the Company granted Mr. Drexler the right to designate two directors to the Board. The Company agreed to take all actions necessary to permit such designation. The 2015 Convertible Note was still outstanding as of June 30, 2017. See in Note 8. Debt for additional information.

For the three months ended June 30, 2017 and 2016, interest expense related to the related party convertible secured promissory notes was $0.4 million and $0.1 million, respectively. For the six months ended June 30, 2017 and 2016, interest expense related to the related party convertible secured promissory notes was $0.9 million and $0.2 million, respectively. During the six months ended June 30, 2017 and 2016, $0.9 million and $0.2 million, respectively, in interest was paid in cash to Mr. Drexler.

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

Note 16. Subsequent Events

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

Recognized Subsequent Events

On July 28, 2017, the Company approved a Settlement Agreement (“Settlement Agreement”) with CFG effective July 7, 2017. The Settlement Agreement represents a full and final settlement of all litigation between the parties. Under the terms of the agreement, the Company has agreed to pay CFG a sum of $3 million, consisting of a $1 million payment that was advanced by a related party on July 7, 2017, and subsequent $1 million installments to be paid by July 7, 2018 and July 7, 2019, respectively.

The Company recorded a charge in its Statement of Operations for the quarter ended June 30, 2017 for approximately $1.5 million, representing the discounted value of the unrecorded settlement amount. The Company has now concluded the finalization of all its major legacy endorsement deals.

See the Company’s Current Report on Form 8-K filed with the SEC on August 2, 2017 for additional information.

Unrecognized Subsequent Events

On July 27, 2017, the Company entered into a promissory note agreement with Mr. Drexler, pursuant to which he loaned the Company $1.0 million, which is payable on demand. Proceeds from the Note were used to fund the settlement with CFG. The note carries interest at a rate of 15% per annum. Any interest not paid when due shall be capitalized and added to the principal amount of the Note and bear interest on the applicable interest payment date along with all other unpaid principal, capitalized interest, and other capitalized obligations. The Company may prepay the note without penalty any time prior to a demand request from the Holder.

See the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2017 for additional information.

ITEM 2. MANAGEMENT'S DIS
CUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a scientifically driven, performance lifestyle company that develops, manufactures, markets and distributes branded nutritional supplements. We offer a broad range of performance powders, capsules, tablets and gels. Our portfolio of recognized brands, including MusclePharm®, FitMiss®, and our the newly launched Natural Series, are marketed and sold in more than 120 countries and available in over 50,000 retail outlets globally. These clinically-developed, scientifically-driven nutritional supplements are developed through a six-stage research process that utilizes the expertise of leading nutritional scientists, doctors and universities. We compete in the global supplements market, and currently have subsidiaries in Dublin, Ireland, Hamilton, (Ontario) Canada, and Sydney, Australia.

Outlook

As we continue to execute our growth strategy and focus on our core operations, we anticipate continued improvement in our operating margins and expense structure. We anticipate revenue and gross margin to strengthen as we increase focus on our core MusclePharm products and further innovate and develop new products. We are implementing two additional core elements or our growth strategy: 1) international sales expansion; and 2) diversifying our distribution channels. We see potential growth our on-line business due to the continuing migration of consumers from the traditional brick and mortar style businesses to on-line retailers. We also are evaluating increasing our spending on advertising and promotions expenses, for new product lines and changes in our online sales channels, with a shift to more effective marketing and advertising strategies as we move away from costly celebrity endorsements.

During the second quarter of 2017, we launched our MusclePharm Natural Series, a line of plant-based, vegan, gluten-free, soy-free, non-GMO, premium products targeting individuals seeking an organic alternative to traditional nutritional products and supplements. The Natural Series line complements our existing range of premium-quality products and represents a new retail category for us.

Also during the second quarter of 2017, we began local contract manufacturing in the European Union, in connection with our expansion in Europe. With local manufacturing, we are able to avoid costly tariffs and be able to price our products more competitively. We have identified the United Kingdom (“U.K.”), an untapped market, as our initial focus. We recently appointed a U.K. sales director, who will spearhead our European expansion. Growing our e-commerce business will be an ongoing objective as we remain cognizant of challenges faced by traditional brick and mortar stores.

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

Management’s Plans with Respect to Liquidity and Capital Resources

Management believes the restructuring plan completed during 2016, the continued reduction in ongoing operating costs and expense controls, and the afore mentioned growth strategy, will enable us to ultimately be profitable. We have reduced our operating expenses sufficiently so that our ongoing source of revenue will be sufficient to cover these expenses for the next twelve months, which we believe will allow us to continue as a going concern. We can give no assurances that this will occur.

As of June 30, 2017, we had an accumulated deficit of $157.3 million and recurring losses from operations. To manage cash flow, in January 2016, we entered into a secured borrowing arrangement, pursuant to which we have the ability to borrow up to $10.0 million subject to sufficient amounts of accounts receivable to secure the loan. This arrangement was extended on March 22, 2017 for an additional six months with similar terms. Under this arrangement, during the six months ended June 30, 2017, we received $12.1 million in cash and subsequently repaid $11.8 million, including fees and interest, on or prior to June 30, 2017.

As of June 30, 2017, we had approximately $3.6 million in cash and $12.1 million in working capital deficit. This working capital deficit is primarily driven by the short-term classification of approximately $16.8 million in convertible notes with our Chairman of the Board, Chief Executive Officer and President.

The accompanying Condensed Consolidated Financial Statements as of and for the six months ended June 30, 2017, were prepared on the basis of a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. Accordingly, they do not give effect to adjustments that would be necessary should we be required to liquidate our assets.

Our ability to meet our total liabilities of $39.8 million as of June 30, 2017, and to continue as a going concern, is partially dependent on meeting our operating plans, and partially dependent on our Chairman of the Board, Chief Executive Officer and President, Ryan Drexler, either converting or extending his two fixed maturity notes prior to or upon their maturity. Mr. Drexler has verbally conveyed his intentions of doing so and this alone would enable us to meet our obligations over the next twelve months. In addition, Mr. Drexler has verbally both stated his intent and ability to put more capital into the business if necessary. However, Mr. Drexler is under no obligation to us to do so, and we can give no assurances that Mr. Drexler will be willing or able to do so at a future date and/or that he will not demand payment of the Convertible Notes at their maturity date.

Our ability to continue as a going concern and raise capital for specific strategic initiatives is also dependent on obtaining adequate capital to fund operating losses until we become profitable. We can give no assurances that any additional capital that we are able to obtain, if any, will be sufficient to meet our needs, or that any such financing will be obtainable on acceptable terms or at all.

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

Results of Operations (Unaudited)

Comparison of the Three Months Ended June 30, 2017 to the Three Months Ended June 30, 2016

	For the Three Months Ended June 30,
	2017	2016	$ Change	% Change
	($ in thousands)
Revenue, net	$26,192	$32,867	$(6,675)	(20.3)%
Cost of revenue (1)	18,576	22,181	(3,605)	(16.3)
Gross profit	7,616	10,686	(3,070)	(28.7)
Operating expenses:
Advertising and promotion	2,240	2,686	(446)	(16.6)
Salaries and benefits	2,620	3,292	(672)	(20.4)
Selling, general and administrative	2,829	4,424	(1,595)	(36.1)
Research and development	152	531	(379)	(71.4)
Professional fees	727	1,742	(1,015)	(58.3)
Restructuring and other charges	—	(4,820)	4,820	100.0
Settement of obligation	1,453	—	1,453	100.0
Impairment of assets	—	4,313	(4,313)	(100.0)
Total operating expenses	10,021	12,168	(2,147)	(17.6)
Loss from operations	(2,405)	(1,482)	(923)	(62.3)
Gain on settlement of accounts payable	22	—	22	100.0
Loss on sale of subsidiary	—	(2,115)	2,115	100.0
Other expense, net	(690)	(592)	(98)	(16.6)
Loss before provision for income taxes	(3,073)	(4,189)	1,116	26.6
Provision for income taxes	76	7	69	985.7
Net loss	$(3,149)	$(4,196)	$1,047	25.0%

(1)
Cost of revenue for the three months ended June 30, 2016 included restructuring charges of $0.5 million, related to write-downs of inventory for discontinued products.

Comparison of the Six Months Ended June 30, 2017 to the Six Months Ended June 30, 2016

	For the Six Months Ended June 30,
	2017	2016	$ Change	% Change
	($ in thousands)
Revenue, net	$52,001	$75,779	$(23,778)	(31.1)%
Cost of revenue (1)	38,115	49,880	(11,765)	(23.6)
Gross profit	14,086	25,899	(11,813)	(45.6)
Operating expenses:
Advertising and promotion	4,128	6,973	(2,845)	(40.8)
Salaries and benefits	5,889	12,912	(7,023)	(54.4)
Selling, general and administrative	5,715	8,667	(2,952)	(34.1)
Research and development	289	1,394	(1,105)	(79.3)
Professional fees	1,609	3,130	(1,521)	(48.6)
Restructuring and other charges	—	(4,246)	4,246	100.0
Settlement of obligation	1,453	—	1,453	100.0
Impairment of assets	—	4,313	(4,313)	(100.0)
Total operating expenses	19,083	33,143	(14,060)	(42.4)
Loss from operations	(4,997)	(7,244)	2,247	31.0
Gain on settlement of accounts payable	471	—	471	100.0
Loss on sale of subsidiary	—	(2,115)	2,115	100.0
Other expense, net	(1,668)	(1,304)	(364)	27.9
Loss before provision for income taxes	(6,194)	(10,663)	4,469	41.9
Provision for income taxes	104	138	(34)	(24.6)
Net loss	$(6,298)	$(10,801)	$4,503	41.7%

(1)
Cost of revenue for the six months ended June 30, 2016 included restructuring charges of $2.2 million, related to write-downs of inventory for discontinued products.

The following table presents our operating results as a percentage of revenue, net for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Revenue, net	100%	100%	100%	100%
Cost of revenue	71	67	73	66
Gross profit	29	33	27	34
Operating expenses:
Advertising and promotion	9	8	8	9
Salaries and benefits	10	10	11	17
Selling, general and administrative	11	13	11	11
Research and development	1	2	1	2
Professional fees	3	5	3	4
Restructuring and other charges	—	(14)	—	(5)
Settlement	6	—	3	—
Impairment of assets	—	13	—	6
Total operating expenses	38	37	37	44
Loss from operations	(49)	(4)	(10)	(10)
Gain on settlement of accounts payable	—	—	1	—
Loss on sale of subsidiary	—	(7)	—	(3)
Other expense, net	(3)	(2)	(3)	(1)
Loss before provision for income taxes	(12)	(13)	(12)	(14)
Provision for income taxes	—	—	—	—
Net loss	(12)%	(13)%	(12) %	(14)%

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

For the three and six months ended June 30, 2017, net revenue decreased 20.3% to $26.2 million and 31.1% to $52 million, respectively, compared to the three and six months ended June 30, 2016 when net revenues were $32.9 million and $75.8 million, respectively. Net revenue for the three and six months ended June 30, 2017 decreased due to the termination of the Arnold Schwarzenegger product-line licensing agreement, the sale of our BioZone subsidiary, and certain other products being discontinued. For the three months ended June 30, 2016, revenue from our BioZone subsidiary, from the Arnold Schwarzenegger product line and from discontinued products were $0.4 million, $0.3 million and $0.4 million, respectively. For the six months ended June 30, 2016, revenue from our BioZone subsidiary, from the Arnold Schwarzenegger product line and from discontinued products were $2 million, $4.4 million and $2.2 million, respectively. Lower sales also were reported for the three and six months ended June 30, 2017 for several of our traditional brick and mortar retail partners. For the three and six months ended June 30, 2017 discounts and sales allowances decreased to 14.2% of gross revenue, or $4.3 million, and 19.1% of gross revenue, or $12.3 million, respectively, compared to the three and six months ended June 30, 2016 when discounts and allowances were 21.4%, or $8.9 million, and 18.4%, or $17.1 million, respectively. The changes in discounts and allowances is primarily relate to discounts and allowances on existing products with key customers.

During the three and six months ended June 30, 2017, our largest customer, Costco Wholesale Corporation, or Costco, accounted for approximately 17% and 26% of our net revenue, respectively. During the three months ended June 30, 2017, Amazon accounted for approximately 12% of our net revenue.

During the three months ended June 30, 2016, our two largest customers, Costco and GNC Holdings Inc., each individually accounted for more than 10% of our net revenue, and in total represented 35% of our net revenue. During the six months ended June 30, 2016, our three largest customers, Costco, GNC Holdings Inc., and Bodybuilding.com, each individually accounted for more than 10% of our net revenue, and in total represented 41% of our net revenue.

Cost of Revenue and Gross Margin

Cost of revenue for MusclePharm products is directly related to the production, manufacturing, and freight-in of the related products purchased from third party contract manufacturers. We mainly ship customer orders from our distribution center in Spring Hill, Tennessee. This facility is operated with our equipment and employees, and we own the related inventory. We also use U.S. contract manufacturers to drop ship products directly to our customers. In addition, we began to ship products directly to our European customers from our contract manufacturer in Europe during the current quarter.

Our gross profit fluctuates due to several factors, including sales incentives, new product introductions and upgrades to existing product lines, changes in customer and product mixes, the mix of product demand, shipment volumes, our product costs, pricing, and inventory write-downs. Our cost of revenue for the three and six months ended June 30, 2017 increased due to higher costs related to our protein products which we were unable to pass on to our customers. Cost of revenue is expected to return to a historical base over time as a percentage of revenue due primarily to anticipated inflationary cost increases being partially offset by our focus on supply chain efficiency and negotiating better pricing with our manufacturers and launch of our higher margin organic product line.

For the three and six months ended June 30, 2017, costs of revenue decreased 16.3% to $18.6 million and 23.6% to $38.1 million, respectively, compared to the three and six months ended June 30, 2016, when costs of revenues were $22.2 million and $49.9 million, respectively. Accordingly, gross profit for three and six months decreased 28.7% to $7.6 million and 45.6% to $14.1 million, respectively, compared to three and six months ended June 30, 2016, when gross profit was $10.7 million and $25.9 million, respectively. Negatively impacting the gross profit percentage is the aforementioned increase in discounts and allowances, inflationary cost increase in our protein products and, to a lesser extent, the loss on selling some discontinued products.

Operating Expenses

Operating expenses for the three and six months ended June 30, 2017 were $10 million and $19.1 million, respectively, compared to $12.2 million and $33.1 million, for the three and six months ended June 30, 2016. We have been focused on reducing operating expenses. For the three months ended June 30, 2017 our operating expenses were 38% of revenue compared to 37% for the same period in 2016. The increase was attributable to the settlement obligation, which accounted for 6% of revenues. For the six months ended June 30, 2017, our operating expenses were 37% of revenue compared to 44% of revenue for the same period in 2016. The decrease in operating expenses during this period was primarily due to significant reductions in advertising and promotion expense and salaries and benefits expense, as discussed below.

Advertising and Promotion

Our advertising and promotion expense consists primarily of digital, print and media advertising, athletic endorsements and sponsorships, promotional giveaways, trade show events and various partnering activities with our trading partners. Prior to our restructuring during the third quarter of 2015, advertising and promotions were a large part of both our growth strategy and brand awareness. We built strategic partnerships with sports athletes and fitness enthusiasts through endorsements, licensing, and co-branding agreements. Additionally, we co-developed products with athletes and sports teams. In connection with our restructuring plan, we have terminated the majority of these contracts in a strategic shift away from such costly arrangements, and moved toward more cost-effective brand partnerships as well as grass-roots marketing and advertising efforts. We are evaluating our advertising and promotion expenses as we continue to leverage existing brand recognition and move towards lower cost advertising outlets including social media and trade advertising, however, we do not currently foresee any spending increases.

For the three and six months ended June 30, 2017, advertising and promotion expense decreased 16.6% to $2.2 million and 40.8% to $4.1 million, respectively, compared to three and six months ended June 30, 2016, when advertising and promotion expense were $2.7 million and $7 million, respectively. Advertising and promotion expense for the three and six months ended June 30, 2017 and 2016 included expenses related to strategic partnerships with athletes and sports teams. The expense associated with these partnerships for the three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016 decreased by $0.5 million and $1.9 million, respectively, as we renegotiated or terminated a number of contracts as part of our restructuring activities. The remaining decreases were attributable to various advertising and promotional efforts.

Salaries and Benefits

Salaries and benefits consist primarily of salaries, bonuses, benefits, and stock-based compensation. Personnel costs are a significant component of our operating expenses. Salaries and benefits have decreased through the quarter ended June 30, 2017 due to headcount reductions, limited headcount additions, a reduction in restricted stock awards, and a reduction in amortization of existing stock-based grants. We do not expect further reductions during the remainder of the calendar year. Management continues to evaluate staffing needed for future periods.

For the three and six months ended June 30, 2017, salaries and benefits expense decreased 20.4% to $2.6 million and 54.4% to $5.9 million, respectively, compared to the three and six months ended June 30, 2016, when salaries and benefits expenses were $3.3 million and $12.9 million, respectively. For the three and six months ended June 30, 2017, stock-based compensation expense increased $0.2 million and decreased $3.9 million, respectively. For the three and six months ended June 30, 2017, other compensation expense decreased by $1.8 million and $3.1 million compared to the three and six months ended June 30, 2016, respectively, which was related to the reduction in headcount. The decreases in both of these categories is in part due to severance costs associated with the separation of our former CEO recorded during the three months ended March 31, 2016.

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

For the three and six months ended June 30, 2017, selling, general and administrative expenses decreased 36.1% to $2.8 million and 34.1% to $5.7 million, respectively, compared to the three and six months ended June 30, 2016, when selling, general and administrative expenses were $4.4 million and $8.7 million, respectively. The decreases during the three months ended June 30, 2017 compared to the three months ended June 30, 2016 were primarily due to lower office expenses and other miscellaneous cost savings of $0.4 million, lower freight expense of $0.5 million, a decrease in rent expense of $0.2 million, lower depreciation and amortization of $0.2 million, and a decrease of $0.3 million related to information technology. The decreases during the six months ended June 30, 2017 compared to the six months ended June 30, 2016 were primarily due to lower office expenses and other miscellaneous cost savings of $1.0 million, lower freight expense of $0.8 million, a decrease in rent expense of $0.4 million, lower depreciation and amortization of $0.4 million, and a decrease of $0.4 million related to information technology.

Research and Development

Research and development expenses consist primarily of R&D personnel salaries, bonuses, benefits, and stock-based compensation, product quality control, which includes third-party testing, and research fees related to the development of new products. We expense research and development costs as incurred.

For the three and six months ended June 30, 2017, research and development expenses decreased 71.4% to $0.2 million and 79.3% to $0.3 million, respectively, compared to three and six months ended June 30, 2016, when research and development expenses were $0.5 million and $1.4 million, respectively. The decreases were primarily due to the sale of BioZone and a reduction in salaries and benefits and research fees.

Professional Fees

Professional fees consist primarily of legal fees, accounting and audit fees, consulting fees, which includes both cash and stock-based compensation, and investor relations costs. We expect our professional fees to decrease slightly as we continue to rationalize our professional service providers and focus on key initiatives. Also, as our ongoing legal matters are reduced, we expect to see a further decline in legal costs for specific settlement activities. We intend to continue to invest in strengthening our governance, internal controls and process improvements which may require some support from third-party service providers.

For the three and six months ended June 30, 2017, professional fees expenses decreased 58.3% to $0.7 million and 48.6% to $1.6 million, respectively, compared to three and six months ended June 30, 2016, when professional fees expenses were $1.7 million and $3.1 million, respectively. The decrease during the three months ended June 30, 2017 compared to the three months ended June 30, 2016 was primarily due to lower accounting fees of $0.4 million due to performing services in-house and legal fees of $0.7 million due to reduced litigation. The decrease during the six months ended June 30, 2017 compared to the six months ended June 30, 2016 was primarily due to lower accounting fees of $0.6 million due to performing services in-house and legal fees of $0.8 million due to reduced litigation.

Restructuring and Other Charges

For the three and six months ended June 30, 2016, we recorded a net credit in “Restructuring and other charges” of $4.8 million, which primarily related to the favorable settlement of a certain endorsement agreement.

Settlement of Obligation

For the three and six months ended June 30, 2017, we recorded an additional $1.5 million expense in settlement with CFG. The amount recorded represents the discounted value of the unrecorded settlement liability with the CFG.

Other Expense, net

For the three and six months ended June 30, 2017 and 2016, “Other expense, net” consisted of the following (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Other expense, net:
Interest expense, related party	$(587)	$(121)	$(1,163)	$(242)
Interest expense, other	(3)	(84)	(8)	(128)
Interest expense, secured borrowing arrangement	(121)	(273)	(225)	(627)
Foreign currency transaction gain	45	91	33	194
Other	(24)	(205)	(305)	(501)
Total other expense, net	$(690)	$(592)	$(1,668)	$(1,304)

Net other expense for the three and six months ended June 30, 2017 increased 16.6%, or $0.1 million and 27.9%, or $0.4 million, compared to the three months and six months ended June 30, 2016, respectively. The increases in other expense, net was primarily related to interest expense with a related party due to the increase in borrowing from the related party.

Provision for Income Taxes

Provision for income taxes consists primarily of federal and state income taxes in the U.S. and income taxes in foreign jurisdictions in which we conduct business. Due to uncertainty, as to the realization of benefits from our deferred tax assets, including net operating loss carry-forwards, research and development and other tax credits, we have a full valuation allowance reserved against such assets. We expect to maintain this full valuation allowance at least in the near term.

Liquidity and Capital Resources

Since the inception of MusclePharm, other than cash from product sales, our primary source of cash has been from the sale of equity, issuance of convertible secured promissory notes and other short-term debt as discussed below. Management believes the restructuring plan completed during 2016, the continued reduction in ongoing operating costs and expense controls, and our recently implemented growth strategy, will enable us to ultimately be profitable. We believe that we have reduced our operating expenses sufficiently so that our ongoing source of revenue will be sufficient to cover our expenses for the next twelve months, which we believe will allow us to continue as a going concern. We can give no assurances that this will occur.

As of June 30, 2017, we had an accumulated deficit of $157.3 million and recurring losses from operations. To manage cash flow, in January 2016, we entered into a secured borrowing arrangement, pursuant to which we have the ability to borrow up to $10.0 million subject to sufficient amounts of accounts receivable to secure the loan. This arrangement was extended on March 22, 2017 for an additional six months with similar terms. Under this arrangement, during the six months ended June 30, 2017, we received $12.1 million in cash and subsequently repaid $11.8 million, including fees and interest, on or prior to June 30, 2017.

As of June 30, 2017, we had approximately $3.6 million in cash and $12.1 million in working capital deficit. This working capital deficit is primarily driven by the short-term classification of approximately $16.8 million in convertible notes held by our Chairman of the Board, Chief Executive Officer and President, Ryan Drexler. As discussed in additional detail below, subsequent to the end of the quarter we entered into a new promissory note for $1 million with Ryan Drexler.

Our ability to meet our total liabilities of $39.8 million as of June 30, 2017, and to continue as a going concern, is partially dependent on meeting our operating plans, and partially dependent on our Chairman of the Board, Chief Executive Officer and President, Ryan Drexler, either converting or extending his two fixed maturity notes prior to or upon their maturity. Mr. Drexler has verbally conveyed his intentions of doing so and this alone would enable us to meet its obligations over the next twelve months. In addition, Mr. Drexler has verbally both stated his intent and ability to put more capital into the business if necessary. However, Mr. Drexler is under no obligation to us to do so, and we can give no assurances that Mr. Drexler will be willing or able to do so at a future date and/or that he will not demand payment of the Convertible Notes at their maturity date.

Our ability to continue as a going concern and raise capital for specific strategic initiatives is also dependent on obtaining adequate capital to fund operating losses until it becomes profitable. We can give no assurances that any additional capital that we are able to obtain, if any, will be sufficient to meet our needs, or that any such financing will be obtainable on acceptable terms or at all.
The accompanying Condensed Consolidated Financial Statements as of and for the six months ended June 30, 2017 were prepared on the basis of a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. Accordingly, they do not give effect to adjustments that would be necessary should we be required to liquidate our assets. The accompanying Condensed Consolidated Financial Statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of these uncertainties.

Our net consolidated cash flows are as follows (in thousands):

	For the Six Months Ended June 30,
	2017	2016
Consolidated Statements of Cash Flows Data:
Net cash used in operating activities	$(1,817)	$(686)
Net cash provided by investing activities	—	5,450
Net cash provided by financing activities	403	1,220
Effect of exchange rate changes on cash	24	(13)
Net change in cash	$(1,390)	$5,971

Operating Activities

Our cash used in operating activities is driven primarily by sales of our products and vendor provided credit. Our primary uses of cash from operating activities have been for inventory purchases, advertising and promotion expenses, personnel-related expenditures, manufacturing costs, professional fees, costs related to our facilities, and legal fees. Our cash flows from operating activities will continue to be affected principally by the results of operations and the extent to which we increase spending on personnel expenditures, sales and marketing activities, and our working capital requirements.

Our operating cash flows for the six months ended June 30, 2017 were $1.1 million lower compared to the same period in 2016. The variance primarily relates to net loss adjusted for non-cash charges, which resulted in a use of cash of $1.2 million for the six months ended June 30, 2017, compared to a source of cash of $5.7 million for the same period in 2016. This decrease was partially offset by the net change in net operating assets and liabilities, which resulted in a source of cash of $2.2 million for the six months ended June 30, 2017 compared to a use of cash of $1.1 million for the same period in 2016. During the six months ended June 30, 2017, a decrease in inventory resulted in a $2.5 million cash flow from working capital. This increase in cash flow from working capital was offset by an increase in our accounts receivable balance, a net increase in our prepaid accounts, and decreases in our accounts payable and accrued liability accounts in the amounts of $0.1, $0.6, and $0.9, respectively. During the six months ended June 30, 2016, the decrease in liabilities related to the restructuring accrual and accounts payable and accrued liabilities resulted in a $3.2 million and a $1.2 million decrease in working capital, respectively. These decreases were offset by a reduction of finished goods inventory, which provided a source of working capital.

Investing Activities

During the six months ended June 30, 2017, we used no cash for investing activities. Cash provided by investing activities was $5.5 million for the six months ended June 30, 2016, primarily due to the cash proceeds from sale of BioZone of $5.9 million, offset by cash purchases of property and equipment of $0.4 million.

Financing Activities

Cash provided by financing activities was $0.4 million for the six months ended June 30, 2017, compared to $1.2 provided during the six months ended June 30, 2016. Cash provided from the secured borrowing arrangement in both periods was offset by repayments of outstanding debt.

Indebtedness Agreements

Related-Party Convertible Notes

In November 2016, the Company entered into a convertible secured promissory note agreement (the “2016 Convertible Note”) with Mr. Ryan Drexler, the Company’s Chairman of the Board, Chief Executive Officer and President, pursuant to which Mr. Drexler loaned the Company $11.0 million. Proceeds from the 2016 Convertible Note were used to fund the settlement of litigation. The 2016 Convertible Note is secured by all assets and properties of the Company and its subsidiaries, whether tangible or intangible. The 2016 Convertible Note carries interest at a rate of 10% per annum, or 12% if there is an event of default. Both the principal and the interest under the 2016 Convertible Note are due on November 8, 2017, unless converted earlier. Mr. Drexler may convert the outstanding principal and accrued interest into 6,010,929 shares of the Company’s common stock for $1.83 per share at any time. The Company may prepay the 2016 Convertible Note at the aggregate principal amount therein, plus accrued interest, by giving Mr. Drexler between 15 and 60 day-notice depending upon the specific circumstances, provided that Mr. Drexler may convert the 2016 Convertible Note during the applicable notice period. The Company recorded the 2016 Convertible Note as a liability in the balance sheet and also recorded a beneficial conversion feature of $601,000 as a debt discount upon issuance of the convertible note, which is being amortized over the term of the debt using the effective interest method. The beneficial conversion feature was calculated based on the difference between the fair value of common stock on the transaction date and the effective conversion price of the convertible note. As of June 30, 2017 and December 31, 2016, the 2016 Convertible Note had an outstanding principal balance of $11.0 million and a carrying value of $10.8 and $10.5 million, respectively.

In December 2015, the Company entered into a convertible secured promissory note agreement (the “2015 Convertible Note”) with Mr. Drexler, pursuant to which he loaned the Company $6.0 million. Proceeds from the 2015 Convertible Note were used to fund working capital requirements. The 2015 Convertible Note is secured by all assets and properties of the Company and its subsidiaries, whether tangible or intangible. The 2015 Convertible Note originally carried interest at a rate of 8% per annum, or 10% in the event of default. Both the principal and the interest under the 2015 Convertible Note were originally due in January 2017. The due date of the 2015 Convertible Note was extended to November 8, 2017 and the interest rates were raised to 10% per annum, or 12% in the event of default. Mr. Drexler may convert the outstanding principal and accrued interest into 2,608,695 shares of common stock for $2.30 per share at any time. The Company may prepay the convertible note at the aggregate principal amount therein plus accrued interest by giving the holder between 15 and 60 day-notice, depending upon the specific circumstances, provided that Mr. Drexler may convert the 2015 Convertible Note during the applicable notice period. The Company recorded the 2015 Convertible Note as a liability in the balance sheet and also recorded a beneficial conversion feature of $52,000 as a debt discount upon issuance of the 2015 Convertible Note, which was amortized over the original term of the debt using the effective interest method. The beneficial conversion feature was calculated based on the difference between the fair value of common stock on the transaction date and the effective conversion price of the convertible note. As of June 30, 2017 and December 31, 2016, the 2015 Convertible Note had an outstanding principal balance and carrying value of $6.0 million. In connection with the Company entering into the 2015 Convertible Note with Mr. Drexler, the Company granted Mr. Drexler the right to designate two directors to the Board.

For the three months ended June 30, 2017 and 2016, interest expense related to the related party convertible secured promissory notes was $0.4 million and $0.1 million, respectively. For the six months ended June 30, 2017 and 2016, interest expense related to the related party convertible secured promissory notes was $0.9 million and $0.2 million, respectively. During the six months ended June 30, 2017 and 2016, $0.9 million and $0.2 million, respectively, in interest was paid in cash to Mr. Drexler.

On July 27, 2017, subsequent to the end of the quarter ended June 30, 2017, we entered into a promissory note agreement with Mr. Drexler, pursuant to which he loaned the Company $1.0 million. Proceeds from the note were used to partially fund the settlement with CFG. The note carries interest at a rate of 15% per annum. Any interest not paid when due shall be capitalized and added to the principal amount of the Note and bear interest on the applicable interest payment date along with all other unpaid principal, capitalized interest, and other capitalized obligations. We may prepay the note without penalty any time prior to a demand request from Mr. Drexler.

Secured borrowing arrangement

In January 2016, the Company entered into a Purchase and Sale Agreement (the “Agreement”) with Prestige Capital Corporation (“Prestige”) pursuant to which the Company agreed to sell and assign and Prestige agreed to buy and accept, certain accounts receivable owed to the Company (“Accounts”). Under the terms of the Agreement, upon the receipt and acceptance of each assignment of Accounts, Prestige will pay the Company 80% of the net face amount of the assigned Accounts, up to a maximum total borrowing of $10.0 million subject to sufficient amounts of accounts receivable to secure the loan. The remaining 20% will be paid to the Company upon collection of the assigned Accounts, less any chargeback, disputes, or other amounts due to Prestige. Prestige’s purchase of the assigned Accounts from the Company will be at a discount fee which varies based on the number of days outstanding from the assignment of Accounts to collection of the assigned Accounts. In addition, the Company granted Prestige a continuing security interest in and lien upon all accounts receivable, inventory, fixed assets, general intangibles and other assets. The Agreement’s term has been extended to September 29, 2017. Prestige may cancel the Agreement with 30-day notice.

During the six months ended June 30, 2017, the Company sold to Prestige accounts with an aggregate face amount of approximately $14.5 million, for which Prestige paid to the Company approximately $12.1 million in cash. During the six months ended June 30, 2017, $11.8 million was subsequently repaid to Prestige, including fees and interest.

Contractual Obligations

Our principal commitments consist of obligations under operating leases for office and warehouse facilities, capital leases for manufacturing and warehouse equipment, debt, restructuring liability and non-cancelable endorsement and sponsorship agreements. The following table summarizes our commitments to settle contractual obligations in cash as of June 30, 2017:

	Payments Due by Period
	1 Year	2 to 3 Years	4 to 5 Years	Thereafter	Total
	(in thousands)
Operating lease obligations(1)	$426	$872	$—	$—	$1,298
Capital lease obligations	150	213	—	—	363
Secured borrowing arrangement	3,147	—	—	—	3,147
Convertible notes with a related party(2)	17,619	—	—	—	17,619
Restructuring liability	588	161	—	—	749
Settlement obligation	1,000	2,000	—	—	3,000
Other contractual obligations(3)	3,114	2,622	—	—	5,736
Total	$26,044	$5,868	$—	$—	$31,912

(1)
The amounts in the table above excluded operating lease expenses which were abandoned in conjunction with our restructuring plans and is included within the caption Restructuring liability in the accompanying Condensed Consolidated Balance Sheets.
(2)
See “Indebtedness Agreements” above. Amount includes interest and debt discounts.

(3)
Other contractual obligations consist of non-cancelable endorsement and sponsorship agreements and the minimum purchase requirement with BioZone. See Note 9 to the accompanying Condensed Consolidated Financial Statements for further information.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2017.

Critical Accounting Policies and Estimates

The preparation of the accompanying Condensed Consolidated Financial Statements and related disclosures in conformity with GAAP and our discussion and analysis of our financial condition and operating results require our management to make judgments, assumptions and estimates that affect the amounts reported in these Condensed Consolidated Financial Statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates, and such differences may be material.

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

Non-GAAP Adjusted EBITDA

In addition to disclosing financial results calculated in accordance with U.S. Generally Accepted Accounting Principles, (“GAAP”), this Form 10-Q discloses Adjusted EBITDA, which is net loss adjusted for income taxes, depreciation and amortization of property and equipment, amortization of intangible assets, provision for doubtful accounts, amortization of prepaid stock compensation, amortization of prepaid sponsorship fees, stock-based compensation, issuance of common stock warrants, other expense, net, loss on sale of subsidiary, gain on settlements, restructuring, and asset impairment charges. Management believes that this non-GAAP measures provides investors with important additional perspectives into our ongoing business performance.

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

Set forth below are reconciliations of our reported GAAP net loss to Adjusted EBITDA (in thousands):

		Three Months Ended			Three Months Ended
	Six Months Ended June 30, 2017	June 30, 2017	Mar. 31, 2017	Year Ended Dec. 31, 2016	Dec. 31, 2016	Sept. 30, 2016	June 30, 2016	Mar. 31, 2016
Net loss	$(6,298)	$(3,149)	$(3,149)	$(3,477)	$8,771	$(1,447)	$(4,196)	$(6,605)

Stock-based compensation	1,148	541	607	5,304	323	(116)	427	4,670
Restructuring and asset impairment charges	—	—	—	3,186	(970)	1,920	—	2,236
Gain on settlement of accounts payable	(471)	(22)	(449)	(9,927)	(9,927)	—	—	—
Loss on sale of subsidiary	—	—	—	2,115	—	—	2,115	—
Amortization of prepaid sponsorship fees	255	110	145	1,235	180	211	146	698
Other expense, net	1,668	690	978	2,313	887	122	592	712
Amortization of prepaid stock compensation	—	—	—	938	—	—	235	703
Depreciation and amortization of property and equipment	630	290	340	1,551	389	346	389	427
Amortization of intangible assets	160	80	80	576	80	80	196	220
(Recovery) provision for doubtful accounts	224	144	80	386	152	225	43	(34)
Issuance of common stock warrants to third parties for services	—	—	—	6	—	—	3	3
Provision for income taxes	104	76	28	318	180	—	7	131
Adjusted EBITDA	$(2,580)	$(1,240)	$(1,340)	$4,524	$65	$1,341	$(43)	$3,161

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company qualifies as a smaller reporting company as defined in Item 10(f)(1) of SEC Regulation S-K, and is not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) who is our principal executive officer, and our Vice President of Finance, who is our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and Vice President of Finance have concluded that as of June 30, 2017, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”), and that such information is accumulated and communicated to our management, including our CEO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the second quarter of 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Contingencies

Except for the updates set forth below, there have been no material changes to the information set forth under the heading “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2016. Additionally, see Note 9, Commitments and Contingencies, to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

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

Manchester City Football Group

We were engaged in a dispute with City Football Group Limited (“CFG”), the owner of Manchester City Football Group, concerning amounts allegedly owed by the us under a Sponsorship Agreement with CFG. In August 2016, CFG commenced arbitration in the United Kingdom against the Company, seeking approximately $8.3 million for our purported breach of the Agreement. On July 28, 2017, subsequent to the end of the quarter ended June 30, 2017 we approved a Settlement Agreement (“Settlement Agreement”) with CFG effective July 7, 2017. The Settlement Agreement represents a full and final settlement of all litigation between the parties. Under the terms of the agreement, we agreed to pay CFG a sum of $3 million, consisting of a $1 million payment that was advanced by a related party on July 7, 2017, and subsequent $1 million installments to be paid by July 7, 2018 and July 7, 2019, respectively.

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

IRS Audit

On April 6, 2016, the Internal Revenue Service (“IRS”) selected our 2014 Federal Income Tax Return for audit. As a result of the audit, the IRS proposed certain adjustments with respect to the tax reporting of our former executives’ 2014 restricted stock grants. Due to our current and historical loss position, the proposed adjustments would have no material impact on our Federal income tax. On October 5, 2016, the IRS commenced an audit of our employment and withholding tax liability for 2014. The IRS is contending that we inaccurately reported the value of the restricted stock grants and improperly failed to provide for employment taxes and federal tax withholding on these grants. In addition, the IRS is proposing certain penalties associated with our filings. On April 4, 2017, we received a “30-day letter” from the IRS asserting back taxes and penalties of approximately $5.3 million, of which $0.4 million related to employment taxes and $4.9 million related to federal tax withholding and penalties. Additionally, the IRS is asserting that we owe information reporting penalties of approximately $2.0million. Our counsel has submitted a formal protest to the IRS disputing on several grounds all of the proposed adjustments and penalties on our behalf, and we intend to pursue this matter vigorously through the IRS appeal process.  Due to uncertainty associated with determining our liability for the asserted taxes and penalties, if any, and to our inability to ascertain with any reasonable degree of likelihood, as of the date of this report, the outcome of the IRS appeals process, we are unable to provide an estimate for its potential liability, if any, associated with these taxes.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors as disclosed in our 2016 Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission on March 15, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information.

Item 6. Exhibit Index

Incorporated by Reference
ExhibitNo.	Description	Form	SEC File Number	Exhibit	Filing Date
10.1**	Amended and Restated Executive Employment Agreement, dated as of January 14, 2017, between the Company and Ryan Drexler.

31.1**	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2***	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**
The following materials from MusclePharm Corporation’s quarterly report on Form 10-Q for the six months ended June 30, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit); (iv) the Condensed Consolidated Statements of Cash Flows; and (v) related notes to these financial statements.

*
Indicates management contract or compensatory plan or arrangement.
**
Filed herewith
***
Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MUSCLEPHARM CORPORATION

Date: August 14, 2017	By:	/s/ Ryan Drexler
	Name:	Ryan Drexler
	Title:	Chief Executive Officer, President and Chairman
(Principal Executive Officer)

	By:	/s/ Paul Anton
	Name:	Paul Anton
	Title:	Vice President of Finance and Administration
(Principal Financial Officer)
(Principal Accounting Officer)