Form 10-Q
period 2017-09-30
MusclePharm Corp
filed 2017-11-14
CIK 1415684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2017

OR
[ ]
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                       to

Commission File Number: 000-53166

MusclePharm Corporation
(Exact name of registrant as specified in its charter)

Nevada	77-0664193
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4400 Vanowen St. Burbank, CA	91505
(Address of principal executive offices)	(Zip code)

(303) 396-6100
(Registrant’s telephone number, including area code)

4721 Ironton Street, Building A
Denver, Colorado 80238

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  [X]    No  []

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.    Yes [X]    No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Number of shares of the registrant’s common stock outstanding as of November 1, 2017: 14,650,554, excluding 875,621 shares of common stock held in treasury.

MusclePharm Corporation
Form 10-Q

Forward-Looking Statements

 Except as otherwise indicated herein, the terms “Company,” “we,” “our” and “us” refer to MusclePharm Corporation and its subsidiaries. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future results of operations and financial position, including our future profits, financing sources and our ability to satisfy our liabilities, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Item 1A, “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2017, as amended on May 1, 2017. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
MusclePharm Corporation
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash	$4,878	$4,943
Accounts receivable, net of allowance for doubtful accounts of $998 and $462, respectively	13,087	13,353
Inventory	6,274	8,568
Prepaid giveaways	132	205
Prepaid expenses and other current assets	1,902	1,725
Total current assets	26,273	28,794
Property and equipment, net	2,226	3,243
Intangible assets, net	1,397	1,638
Other assets	222	421
TOTAL ASSETS	$30,118	$34,096
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$9,397	$9,625
Accrued liabilities	8,526	9,051
Accrued restructuring charges, current	586	614
Obligation under secured borrowing arrangement	3,927	2,681
Convertible notes with a related party, net of discount	—	16,465
Total current liabilities	22,436	38,436
Accrued restructuring charges, long-term	134	208
Other long-term liabilities	1,081	332
Convertible notes with a related party, net of discount	17,925	—
TOTAL LIABILITIES	41,576	38,976
Commitments and Contingencies (Note 9)
Stockholders' deficit:
Common stock, par value of $0.001 per share; 100,000,000 shares authorized; 15,526,175 and 14,987,230 shares issued as of September 30, 2017 and December 31, 2016, respectively; 14,650,554 and 14,111,609 shares outstanding as of September 30, 2017 and December 31, 2016, respectively	14	14
Additional paid-in capital	157,989	156,301
Treasury stock, at cost; 875,621 shares	(10,039)	(10,039)
Accumulated other comprehensive loss	(2)	(162)
Accumulated deficit	(159,420)	(150,994)
TOTAL STOCKHOLDERS’ DEFICIT	(11,458)	(4,880)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$30,118	$34,096

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MusclePharm Corporation
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue, net	$24,396	$30,694	$76,597	$106,473
Cost of revenue (1)	16,359	20,497	54,474	70,377
Gross profit	8,037	10,197	22,123	36,096
Operating expenses:
Advertising and promotion	1,952	1,905	6,079	8,878
Salaries and benefits	2,640	2,291	8,530	15,203
Selling, general and administrative	3,468	3,937	9,183	12,604
Research and development	199	270	488	1,664
Professional fees	1,034	1,315	2,643	4,445
Restructuring and other charges	—	1,667	—	(2,579)
Settlement of obligation	—	—	1,453	—
Impairment of assets	—	137	—	4,450
Total operating expenses	9,293	11,522	28,376	44,665
Loss from operations	(1,256)	(1,325)	(6,253)	(8,569)
Gain on settlement of accounts payable	—	—	471	—
Loss on sale of subsidiary	—	—	—	(2,115)
Other expense, net (Note 7)	(858)	(122)	(2,526)	(1,426)
Loss before provision for income taxes	(2,114)	(1,447)	(8,308)	(12,110)
Provision for income taxes	14	—	118	138
Net loss	$(2,128)	$(1,447)	$(8,426)	$(12,248)

Net loss per share, basic and diluted	$(0.15)	$(0.10)	$(0.61)	$(0.88)

Weighted average shares used to compute net loss per share, basic and diluted	13,875,119	13,978,833	13,819,939	13,886,496

(1)
Cost of revenue for the three and nine months ended September 30, 2016 included restructuring charges of $0.1 million and $2.3 million, respectively, related to write-down of inventory for discontinued products.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MusclePharm Corporation
Condensed Consolidated Statement of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(2,128)	$(1,447)	$(8,426)	$(12,248)
Other comprehensive loss:
Change in foreign currency translation adjustment	143	(46)	160	(40)
Comprehensive loss	$(1,985)	$(1,493)	$(8,266)	$(12,288)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MusclePharm Corporation
Condensed Consolidated Statement of Changes in Stockholders’ Deficit
(In thousands, except share data)
(Unaudited)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Loss	Deficit	Deficit
Balance—December 31, 2016	14,111,609	$14	$156,301	$(10,039)	$(162)	$(150,994)	$(4,880)
Stock-based compensation related to issuance and amortization of restricted stock awards to employees, executives and directors	538,945	—	1,576	—	—	—	1,576
Stock-based compensation related to issuance of stock options to an executive and a director	—	—	112	—	—	—	112
Change in foreign currency translation adjustment	—	—	—	—	160	—	160
Net loss	—	—	—	—	—	(8,426)	(8,426)
Balance—September 30, 2017	14,650,554	$14	$157,989	$(10,039)	$(2)	$(159,420)	$(11,458)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MusclePharm Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,426)	$(12,248)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,144	1,658
Gain on settlement of accounts payable	(471)	—
Provision for doubtful accounts	1,213	234
Loss on disposal of property and equipment	43	122
Loss on sale of subsidiary	—	2,115
Inventory write down related to restructuring	—	2,285
Non-cash impairment charges	—	4,380
Non-cash restructuring and other charges (reversals)	—	(4,133)
Amortization of prepaid stock compensation	—	938
Amortization of debt discount and issuance costs	460	36
Stock-based compensation	1,688	4,981
Issuance of common stock warrants to third parties for services	—	6
Write off of prepaid financing costs	275	—
Changes in operating assets and liabilities:
Accounts receivable	(753)	5,069
Inventory	2,351	59
Prepaid giveaways	74	243
Prepaid expenses and other current assets	(175)	1,186
Other assets	(75)	(320)
Accounts payable and accrued liabilities	417	(4,908)
Accrued restructuring charges	(102)	(2,189)
Net cash used in operating activities	(2,337)	(486)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(27)	(459)
Proceeds from sale of subsidiary	—	5,942
Proceeds from disposal of property and equipment	—	40
Trademark registrations	—	(154)
Net cash (used in) provided by investing activities	(27)	5,369
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from secured borrowing arrangement, net of reserves	22,292	39,412
Payments on secured borrowing arrangement, net of fees	(21,046)	(39,412)
Proceeds from related party loan	1,000	—
Payments on line of credit	—	(3,000)
Repayments of term loan	—	(2,949)
Repayments of other debt obligations	—	(10)
Repayment of capital lease and other obligations	(106)	(90)
Net cash provided by (used in) financing activities	2,140	(6,049)
Effect of exchange rate changes on cash	159	(21)
NET CHANGE IN CASH	(65)	(1,187)
CASH — BEGINNING OF PERIOD	4,943	7,081
CASH — END OF PERIOD	$4,878	$5,894
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$1,814	$1,186
Cash paid for taxes	$86	$206
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Property and equipment acquired in conjunction with capital leases	$12	$24
Shares of common stock issued for BioZone disposition	$—	$640
Purchase of property and equipment included in current liabilities	$—	$43

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MusclePharm Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Description of Business

Description of Business

MusclePharm Corporation, or the Company, was incorporated in Nevada in 2006.  Except as otherwise indicated herein, the terms “Company,” “we,” “our” and “us” refer to MusclePharm Corporation and its subsidiaries. The Company is a scientifically driven, performance lifestyle company that develops, manufactures, markets and distributes branded nutritional supplements. The Company has the following wholly-owned operating subsidiaries: MusclePharm Canada Enterprises Corp. (“MusclePharm Canada”), MusclePharm Ireland Limited (“MusclePharm Ireland”) and MusclePharm Australia Pty Limited (“MusclePharm Australia”). A former subsidiary of the Company, BioZone Laboratories, Inc. (“BioZone”), was sold on May 9, 2016.

Management’s Plans with Respect to Liquidity and Capital Resources

Management believes the restructuring plan completed during 2016, the continued goal in reducing ongoing operating costs and expense controls, and our recently implemented growth strategy, will enable the Company to ultimately be profitable. Management believes it has reduced its operating expenses sufficiently so that its ongoing source of revenue will be sufficient to cover expenses for the next twelve months, which management believes will allow the Company to continue as a going concern. The Company can give no assurances that this will occur.

As of September 30, 2017, the Company had a stockholders’ deficit of $11.5 million and recurring losses from operations. To manage cash flow, in January 2016, the Company entered into a secured borrowing arrangement, pursuant to which it has the ability to borrow up to $10.0 million subject to sufficient amounts of accounts receivable to secure the loan. This arrangement was extended on October 25, 2016, March 22, 2017, and then again on September 15, 2017 each time for an additional six months with similar terms. Under this arrangement, during the nine months ended September 30, 2017, the Company received $22.4 million in cash and subsequently repaid $22.5 million, including fees and interest, on or prior to September 30, 2017.

As of September 30, 2017, the Company had approximately $4.9 million in cash and a $3.8 million in working capital.

The accompanying Condensed Consolidated Financial Statements as of and for the nine months ended September 30, 2017 were prepared on the basis of a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. Accordingly, they do not give effect to adjustments that would be necessary should the Company be required to liquidate its assets.

The Company’s ability to meet its total liabilities of $41.6 million as of September 30, 2017, and to continue as a going concern, is partially dependent on meeting our operating plans, and partially dependent on our Chairman of the Board, Chief Executive Officer and President, Ryan Drexler, either converting or extending the maturity of his note prior to or upon its maturity. As discussed below, subsequent to the end of the quarter, we entered into a refinancing transaction with Mr. Drexler to restructure all of the existing notes, which are now due on December 31, 2019.

Mr. Drexler has verbally both stated his intent and ability to put more capital into the business if necessary. However, Mr. Drexler is under no obligation to the Company to do so, and we can give no assurances that Mr. Drexler will be willing or able to do so at a future date and/or that he will not demand payment of his refinanced convertible note on December 31, 2019.

The Company’s ability to continue as a going concern and raise capital for specific strategic initiatives will also be dependent on obtaining adequate capital to fund operating losses until it becomes profitable. The Company can give no assurances that any additional capital that it is able to obtain, if any, will be sufficient to meet its needs, or that any such financing will be obtainable on acceptable terms or at all.

If the Company is unable to obtain adequate capital or Mr. Drexler does not continue to extend or convert his note, it could be forced to cease operations or substantially curtail its commercial activities. These conditions, or significant unforeseen expenditures including the unfavorable settlement of its legal disputes, could raise substantial doubt as to the Company’s ability to continue as a going concern. The accompanying Condensed Consolidated Financial Statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of these uncertainties.

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

Unaudited Interim Financial Information

The accompanying unaudited interim Condensed Consolidated Financial Statements have been prepared in accordance with GAAP and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and notes required by GAAP for complete financial statements. The Company’s management believes the unaudited interim Condensed Consolidated Financial Statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position as of September 30, 2017, results of operations for the three and nine months ended September 30, 2017 and 2016, and cash flows for the nine months ended September 30, 2017 and 2016. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017.

These unaudited interim Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and accompanying notes. Such estimates include, but are not limited to, allowance for doubtful accounts, revenue discounts and allowances, the valuation of inventory and tax assets, the assessment of useful lives, recoverability and valuation of long-lived assets, likelihood and range of possible losses on contingencies, restructuring liabilities, valuations of equity securities and intangible assets, fair value of derivatives, warrants and options, going concern, among others. Actual results could differ from those estimates.

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

The Company’s standard terms and conditions of sale allow for product returns or replacements in certain cases. Estimates of expected future product returns are recognized at the time of sale based on analyses of historical return trends by customer type. Upon recognition, the Company reduces revenue and cost of revenue for the estimated return. Return rates can fluctuate over time, but are sufficiently predictable with established customers to allow the Company to estimate expected future product returns, and an accrual is recorded for future expected returns when the related revenue is recognized. Product returns incurred from established customers were $0.2 million and $0.1 million for the three months ended September 30, 2017 and 2016, respectively, and $0.4 million and $0.6 million for the nine months ended September 30, 2017 and 2016, respectively.

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

During the three months ended September 30, 2017 and 2016, the Company recorded discounts and sales returns, totaling $2.1 million and $10.8 million, respectively, which accounted for 8% and 26% of gross revenue in each period, respectively. During the nine months ended September 30, 2017 and 2016, the Company recorded discounts and sales returns, totaling $13.8 million and $27.9 million, respectively, which accounted for 16% and 21% of gross revenue in each period, respectively.

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

Significant customers are those which represent more than 10% of the Company’s net revenue for each period presented. For each significant customer, revenue as a percentage of total revenue is as follows:

	Percentage of Net Revenue for the Three Months Ended September 30,		Percentage of Net Revenue for the Nine Months Ended September 30,
	2017	2016	2017	2016
Customers
Costco Wholesale Corporation	26%	20%	26%	20%
Amazon	16%	*	11%	*

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which provides guidance for revenue recognition. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition- Construction-Type and Production-Type Contracts. ASU 2014-09’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”), which delays the effective date of ASU 2014-09 by one year. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. As such, the updated standard will be effective for the Company in the first quarter of 2018, with the option to adopt it in the first quarter of 2017. The Company may adopt the new standard under the full retrospective approach or the modified retrospective approach. The Company plans to adopt this guidance under the modified retrospective approach. The Company is in the process of evaluating the impact of the pronouncement and has a plan to complete the evaluation and implement the pronouncement by January 1, 2018.

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

In July 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which among other things, these amendments require the measurement of all expected credit losses of financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 is effective for periods beginning after December 15, 2019, and interim periods within those fiscal years. The Company is in the process of evaluating the impact of the pronouncement.

Note 3. Fair Value of Financial Instruments

Management believes the fair values of the obligations under the secured borrowing arrangement and the convertible notes with a related party approximate carrying value because the debt carries market rates of interest available to the Company. The Company’s remaining financial instruments consisted primarily of accounts receivable, accounts payable, accrued liabilities and accrued restructuring charges, all of which are short-term in nature with fair values approximating carrying value. As of September 30, 2017 and December 31, 2016, the Company held no assets or liabilities that required re-measurement at fair value on a recurring basis.

Note 4. Sale of BioZone

In May 2016, the Company completed the sale of its wholly-owned subsidiary, BioZone, for gross proceeds of $9.8 million, including cash of $5.9 million, a $2.0 million credit for future inventory deliveries reflected as a prepaid asset in the Condensed Consolidated Balance Sheets and $1.5 million which is subject to an earn-out based on the financial performance of BioZone for the twelve months following the closing of the transaction. In addition, the Company agreed to pay down $350,000 of BioZone’s accounts payables, which was deducted from the purchase price. As part of the transaction, the Company also agreed to transfer to the buyer 200,000 shares of its common stock with a market value on the date of issuance of $640,000, for consideration of $50,000. The Company recorded a loss of $2.1 million related to the sale of BioZone for the nine months ended September 30, 2016. The potential earn-out was not achieved in May 2017.

Purchase Commitment

Upon the completion of the sale of BioZone, the Company entered into a manufacturing and supply agreement whereby the Company is required to purchase a minimum of approximately $2.5 million of products per year from BioZone annually for an initial term of three years. If the minimum order quantities of specific products are not met, a $3.0 million minimum purchase of other products must be met in order to waive the shortfall, which is at 25% of the realized shortfall. Due to the timing of achieving the minimum purchase quantities, we are below these targets. As a result, we have reserved an amount to cover the estimated purchase commitment shortfall during the three and nine months ended September 30, 2017.

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

Note 5. Restructuring

As part of an effort to better focus and align the Company’s resources toward profitable growth, on August 24, 2015, the Board authorized the Company to undertake steps to commence a restructuring of the business and operations, which concluded during the third quarter of 2016. The Company closed certain facilities, reduced headcount, discontinued products and renegotiated certain contracts. For the three months ended June 30, 2016, the Company recorded a credit in restructuring and other charges of $4.8 million comprised of the release of restructuring accrual of $7.0 million, offset by the cash payment of $2.2 million related to a settlement agreement. For the nine months ended September 30, 2016, this credit was offset by additional restructuring expenses resulting in a net credit of $4.2 million.

For the three and nine months ended September 30, 2016, the Company recorded restructuring charges in “Cost of revenue” of $0.1 million and $2.3 million, respectively, related to the write-down of inventory identified for discontinued products in the restructuring plan.

The following table illustrates the provision of the restructuring charges and the accrued restructuring charges balance as of September 30, 2017 (in thousands):

	Contract Termination Costs	Purchase Commitment of Discontinued Inventories Not Yet Received	Abandoned Lease Facilities	Total
Balance as of December 31, 2016	$308	$175	$339	$822
Expensed	—	—	—	—
Cash payments	—	—	(102)	(102)
Balance as of September 30, 2017	$308	$175	$237	$720

The total future payments under the restructuring plan as of September 30, 2017 are as follows (in thousands):

	For the Year Ending December 31,
Outstanding Payments	Remainder of 2017	2018	2019	2020	2021	Total
Contract termination costs	$308	$—	$—	$—	$—	$308
Purchase commitment of discontinued inventories not yet received	175	—	—	—	—	175
Abandoned leased facilities	29	92	91	25	—	237
Total future payments	$512	$92	$91	$25	$—	$720

Note 6. Balance Sheet Components

Inventory

Inventory consisted solely of finished goods as of September 30, 2017 and December 31, 2016.

The Company records charges for obsolete and slow moving inventory based on the age of the product as determined by the expiration date and when conditions indicate by specific identification. Products within one year of their expiration dates are considered for write-off purposes. Historically, the Company has had minimal returns with established customers. Other than write-off of inventory during restructuring activities, the Company incurred insignificant inventory write-offs during the three and nine months ended September 30, 2017 and 2016. Inventory write-downs, once established, are not reversed as they establish a new cost basis for the inventory.

As disclosed further in Note 5, the Company executed a restructuring plan starting in August 2015 and wrote off inventory related to discontinued products. For the three and nine months ended September 30, 2016, discontinued inventory of $0.1 million and $2.3 million, respectively, was written off and included as a component of “Cost of revenue” in the accompanying Condensed Consolidated Statements of Operations. Additionally, $0.4 million of inventory related to the Arnold Schwarzenegger product line was considered impaired, and included as a component of “Impairment of assets” in the accompanying Condensed Consolidated Statements of Operations for the nine months ended September 30, 2016.

Property and Equipment

Property and equipment consisted of the following as of September 30, 2017 and December 31, 2016 (in thousands):

	As of September 30, 2017	As of December 31, 2016
Furniture, fixtures and equipment	$3,605	$3,521
Leasehold improvements	2,505	2,504
Manufacturing and lab equipment	3	3
Vehicles	86	334
Displays	485	483
Website	462	462
Construction in process	—	55
Property and equipment, gross	7,146	7,362
Less: accumulated depreciation and amortization	(4,920)	(4,119)
Property and equipment, net	$2,226	$3,243

Depreciation and amortization expense related to property and equipment was $0.3 million for each of the three months ended September 30, 2017 and 2016 and $0.8 million and $1.2 million for the nine months ended September 30, 2017 and 2016, respectively, which is included in “Selling, general and administrative” expense in the accompanying Condensed Consolidated Statements of Operations.

Intangible Assets

Intangible assets consisted of the following (in thousands):

	As of September 30, 2017
	Gross Value	AccumulatedAmortization	NetCarryingValue	Remaining Weighted-AverageUseful Lives(years)
Amortized Intangible Assets
Brand	$2,244	$(847)	$1,397	4.6
Total intangible assets	$2,244	$(847)	$1,397

	As of December 31, 2016
	Gross Value	AccumulatedAmortization	NetCarryingValue	Remaining Weighted-AverageUseful Lives(years)
Amortized Intangible Assets
Brand	$2,244	$(606)	$1,638	5.1
Total intangible assets	$2,244	$(606)	$1,638

For the three months ended September 30, 2017 and 2016, intangible asset amortization expense was $0.1 million and $0.1 million, respectively, and for the nine months ended September 30, 2017 and 2016 intangible asset amortization was $0.2 million and $0.5 million, respectively, which is included in the “Selling, general and administrative” expense in the accompanying Condensed Consolidated Statements of Operations. Additionally, $1.2 million of trademarks with a net carrying value of $0.8 million related to the Arnold Schwarzenegger product line were considered impaired, and included as a component of “Impairment of assets” in the accompanying Condensed Consolidated Statements of Operations for the nine months ended September 30, 2016.

As of September 30, 2017, the estimated future amortization expense of intangible assets is as follows (in thousands):

For the Year Ending December 31,
Remainder of 2017	$80
2018	321
2019	321
2020	321
2021	321
Thereafter	33
Total amortization expense	$1,397

Note 7. Other Expense, net

For the three and nine months ended September 30, 2017 and 2016, “Other expense, net” consisted of the following (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Other expense, net:
Interest expense, related party	$(676)	$(134)	$(1,839)	$(376)
Interest expense, other	(6)	(32)	(14)	(160)
Interest expense, secured borrowing arrangement	(172)	(9)	(397)	(636)
Foreign currency transaction gain	16	19	49	213
Other	(20)	34	(325)	(467)
Total other expense, net	$(858)	$(122)	$(2,526)	$(1,426)

Note 8. Debt

As of September 30, 2017 and December 31, 2016, the Company’s debt consisted of the following (in thousands):

	As of September 30, 2017	As of December 31, 2016
2015 Convertible Note due November 8, 2017 with a related party	$—	$6,000
2016 Convertible Note due November 8, 2017 with a related party	—	11,000
2017 Refinanced Convertible Note due December 31, 2019 with a related party	18,000	—
Obligations under secured borrowing arrangement	3,927	2,681
Unamortized debt discount	(75)	(535)
Total debt	21,852	19,146
Less: current portion	(3,927)	(19,146)
Long term debt	$17,925	$—

Related-Party Notes Payable

On July 24, 2017, the Company entered into a secured demand promissory note (the “2017 Note”), pursuant to which Mr. Ryan Drexler, the Company’s Chairman of the Board, Chief Executive Officer and President, loaned the Company $1.0 million, which was payable upon demand. Proceeds from the 2017 Note were used to partially fund a settlement agreement. The 2017 Note carried interest at a rate of 15% per annum. Any interest not paid when due would be capitalized and added to the principal amount of the 2017 Note and bears interest on the applicable interest payment date along with all other unpaid principal, capitalized interest, and other capitalized obligations. The Company could prepay the 2017 Note without penalty any time prior to a demand request from Mr. Drexler.

In November 2016, the Company entered into a convertible secured promissory note agreement (the “2016 Convertible Note”) with Mr. Drexler pursuant to which Mr. Drexler loaned the Company $11.0 million. Proceeds from the 2016 Convertible Note were used to fund the settlement of litigation. The 2016 Convertible Note was secured by all assets and properties of the Company and its subsidiaries, whether tangible or intangible. The 2016 Convertible Note carried interest at a rate of 10% per annum, or 12% if there is an event of default. Both the principal and the interest under the 2016 Convertible Note were due on November 8, 2017, unless converted earlier. Mr. Drexler could convert the outstanding principal and accrued interest into 6,010,929 shares of the Company’s common stock for $1.83 per share at any time. The Company could prepay the 2016 Convertible Note at the aggregate principal amount therein, plus accrued interest, by giving Mr. Drexler between 15 and 60 day-notice depending upon the specific circumstances, provided that Mr. Drexler could convert the 2016 Convertible Note during the applicable notice period. The Company recorded the 2016 Convertible Note as a liability in the balance sheet and also recorded a beneficial conversion feature of $601,000 as a debt discount upon issuance of the convertible note, which was amortized over the term of the debt using the effective interest method. The beneficial conversion feature was calculated based on the difference between the fair value of common stock on the transaction date and the effective conversion price of the convertible note. As of September 30, 2017 and December 31, 2016, the 2016 Convertible Note had an outstanding principal balance of $11.0 million and a carrying value of $10.9 million and $10.5 million, respectively.

In December 2015, the Company entered into a convertible secured promissory note agreement (the “2015 Convertible Note”) with Mr. Drexler, pursuant to which he loaned the Company $6.0 million. Proceeds from the 2015 Convertible Note were used to fund working capital requirements. The 2015 Convertible Note was secured by all assets and properties of the Company and its subsidiaries, whether tangible or intangible. The 2015 Convertible Note originally carried an interest at a rate of 8% per annum, or 10% in the event of default. Both the principal and the interest under the 2015 Convertible Note were originally due in January 2017, unless converted earlier. The due date of the 2015 Convertible Note was extended to November 8, 2017 and the interest rate raised to 10% per annum, or 12% in the event of default. Mr. Drexler could convert the outstanding principal and accrued interest into 2,608,695 shares of common stock for $2.30 per share at any time. The Company could prepay the convertible note at the aggregate principal amount therein plus accrued interest by giving the holder between 15 and 60 day-notice, depending upon the specific circumstances, provided that Mr. Drexler could convert the 2015 Convertible Note during the applicable notice period. The Company recorded the 2015 Convertible Note as a liability in the balance sheet and also recorded a beneficial conversion feature of $52,000 as a debt discount upon issuance of the 2015 Convertible Note, which was amortized over the original term of the debt using the effective interest method. The beneficial conversion feature was calculated based on the difference between the fair value of common stock on the transaction date and the effective conversion price of the convertible note. As of September 30, 2017 and December 31, 2016, the convertible note had an outstanding principal balance and carrying value of $6.0 million. In connection with the Company entering into the 2015 Convertible Note with Mr. Drexler, the Company granted Mr. Drexler the right to designate two directors to the Board.

On November 3, 2017, subsequent to the end of the quarter, the Company entered into a refinancing transaction (the “Refinancing”) with Mr. Drexler. As part of the Refinancing, the Company issued to Mr. Drexler an amended and restated convertible secured promissory note (the “Refinanced Convertible Note”) in the original principal amount of $18,000,000, which amends and restates (i) 2015 Convertible Note, (ii) the 2016 Convertible Note, and (iii) the 2017 Note, and together with the 2015 Convertible Note and the 2016 Convertible Note, collectively, the “Prior Notes”).

The Refinanced Convertible Note bears interest at the rate of 12% per annum. Interest payments are due on the last day of each quarter. At the Company’s option (as determined by its independent directors), the Company may repay up to one sixth of any interest payment by either adding such amount to the principal amount of the note or by converting such interest amount into an equivalent amount of the Company’s common stock. Any interest not paid when due shall be capitalized and added to the principal amount of the Refinanced Convertible Note and bear interest on the applicable interest payment date along with all other unpaid principal, capitalized interest, and other capitalized obligations.

Both the principal and any capitalized and unpaid interest under the Refinanced Convertible Note are due on December 31, 2019, unless converted earlier. Mr. Drexler may convert the outstanding principal and accrued interest into shares of the Company’s common stock at a conversion price of $1.11 per share, which was the 5 day average price of the Company’s common stock prior to the refinance closing date, at any time.

The Company may prepay the Refinanced Convertible Note by giving Mr. Drexler between 15 and 60 days’ notice depending upon the specific circumstances, subject to Mr. Drexler’s conversion right. The Refinanced Convertible Note contains customary events of default, including, among others, the failure by the Company to make a payment of principal or interest when due. Following an event of default, interest will accrue at the rate of 14% per annum. In addition, following an event of default, any conversion, redemption, payment or prepayment of the Refinanced Convertible Note will be at a premium of 105%.

The Refinanced Convertible Note also contains customary restrictions on the ability of the Company to, among other things, grant liens or incur indebtedness other than certain obligations incurred in the ordinary course of business. The restrictions are also subject to certain additional qualifications and carveouts, as set forth in the Refinanced Convertible Note. The Refinanced Convertible Note is subordinated to certain other indebtedness of the Company.

As part of the Refinancing, the Company and Mr. Drexler entered into a restructuring agreement (the “Restructuring Agreement”) pursuant to which the parties agreed to enter into the Refinanced Convertible Note and to amend and restate the security agreement pursuant to which the Prior Notes were secured by all of the assets and properties of the Company and its subsidiaries whether tangible or intangible, by entering into the Third Amended and Restated Security Agreement (the “Amended Security Agreement”). Pursuant to the Restructuring Agreement, the Company agreed to pay, on the effective date of the Refinancing, all outstanding interest on the Prior Notes through November 8, 2017 and certain fees and expenses incurred by Mr. Drexler in connection with the Restructuring.

In connection with the Company’s entry into of a Loan and Security Agreement with Crossroads Financial Group, LLC (“Crossroads”) (the “Crossroads Loan Agreement”), Mr. Drexler agreed to enter into a subordination agreement with Crossroads (the “Subordination Agreement”), pursuant to which the payment of the Company’s obligations under the Prior Notes were subordinated to the Company’s obligations to Crossroads. As part of the Refinancing, Crossroads waived certain provisions of the Crossroads Loan Agreement that would have been triggered by the Company’s entry into of the Refinanced Convertible Note. In addition, Mr. Drexler and Crossroads entered into an amendment to the Subordination Agreement that replaced the obligations under the Prior Notes with the obligations under the Refinanced Convertible Note (see Note 16).

For the three months ended September 30, 2017 and 2016, interest expense related to the related party convertible secured promissory notes was $0.7 million and $0.1 million, respectively. For the nine months ended September 30, 2017 and 2016, interest expense related to the related party convertible secured promissory notes was $1.8 million and $0.4 million, respectively. During the nine months ended September 30, 2017 and 2016, $1.8 million and $0.4 million, respectively, in interest was paid in cash to Mr. Drexler.

Secured Borrowing Arrangement

In January 2016, the Company entered into a Purchase and Sale Agreement (the “Agreement”) with Prestige Capital Corporation (“Prestige”) pursuant to which the Company agreed to sell and assign and Prestige agreed to buy and accept, certain accounts receivable owed to the Company (“Accounts”). Under the terms of the Agreement, upon the receipt and acceptance of each assignment of Accounts, Prestige will pay the Company 80% of the net face amount of the assigned Accounts, up to a maximum total borrowings of $12.5 million subject to sufficient amounts of accounts receivable to secure the loan. The remaining 20% will be paid to the Company upon collection of the assigned Accounts, less any chargeback, disputes, or other amounts due to Prestige. Prestige’s purchase of the assigned Accounts from the Company will be at a discount fee which varies based on the number of days outstanding from the assignment of Accounts to collection of the assigned Accounts. In addition, the Company granted Prestige a continuing security interest in and lien upon all accounts receivable, inventory, fixed assets, general intangibles and other assets. The Agreement’s term has been extended to March 29, 2018. Prestige may cancel the Agreement with 30-day notice (see Note 16).

During the three months ended September 30, 2017, the Company sold to Prestige accounts with an aggregate face amount of approximately $13.3 million, for which Prestige paid to the Company approximately $10.6 million in cash. During the three months ended September 30, 2017, $9.8 million was subsequently repaid to Prestige, including fees and interest. During the nine months ended September 30, 2017, the Company sold to Prestige accounts with an aggregate face amount of approximately $27.9 million, for which Prestige paid to the Company approximately $22.3 million in cash. During the nine months ended September 30, 2017, $21.4 million was subsequently repaid to Prestige, including fees and interest.

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

Note 9. Commitments and Contingencies

Operating Leases

The Company leases office and warehouse facilities under operating leases, which expire at various dates through 2022. The amounts reflected in the table below are for the aggregate future minimum lease payments under non-cancelable facility operating leases for properties that have not been abandoned as part of the restructuring plan. See Note 5 for additional details regarding the restructured leases. Under lease agreements that contain escalating rent provisions, lease expense is recorded on a straight-line basis over the lease term. During the three months ended September 30, 2017 and 2016, rent expense was $0.1 million and $0.2 million, respectively. During the nine months ended September 30, 2017 and 2016, rent expense was $0.3 million and $0.8 million, respectively.

As of September 30, 2017, future minimum lease payments are as follows (in thousands):

For the Year Ending December 31,
Remainder of 2017	$219
2018	860
2019	846
2020	735
2021	481
2022	369
Total minimum lease payments	$3,510

Capital Leases

In December 2014, the Company entered into a capital lease agreement providing for approximately $1.8 million in credit to lease up to 50 vehicles as part of a fleet lease program. As of September 30, 2017, the Company was leasing two vehicles under the capital lease which were included in “Property and equipment, net” in the Condensed Consolidated Balance Sheets. The original cost of leased assets was $86,000 and the associated accumulated depreciation was $41,000. The Company also leases manufacturing and warehouse equipment under capital leases, which expire at various dates through February 2020. Several of such leases were reclassified to the restructuring liability during 2016, and related assets were written off to restructuring expense for the year ended December 31, 2016.

As of September 30, 2017 and December 31, 2016, short-term capital lease liabilities of $135,000 and $173,000, respectively, are included as a component of current accrued liabilities, and the long-term capital lease liabilities of $171,000 and $332,000, respectively, are included as a component of long-term liabilities in the Condensed Consolidated Balance Sheets.

As of September 30, 2017, the Company’s future minimum lease payments under capital lease agreements, are as follows (in thousands):

For the Year Ending December 31,
Remainder of 2017	$37
2018	136
2019	101
2020	50
Total minimum lease payments	324
Less amounts representing interest	(19)
Present value of minimum lease payments	$305

Purchase Commitment

Upon the completion of the sale of BioZone on May 9, 2016, the Company entered into a manufacturing and supply agreement whereby the Company is required to purchase a minimum of approximately $2.5 million of products per year from BioZone annually for an initial term of three years. If the minimum order quantities of specific products are not met, a $3.0 million minimum purchase of other products must be met in order to waive the shortfall, which is at 25% of the realized shortfall. Due to the timing of achieving the minimum purchase quantities, we are below these targets. As a result, we have reserved an amount to cover the estimated purchase commitment shortfall during the three and nine months ended September 30, 2017.

Settlements

Bakery Barn

In May 2017, Bakery Barn, a supplier of our protein bars, filed a lawsuit in the Western District of Pennsylvania alleging that the Company had failed to pay $1,406,078.59 owing for finished product manufactured by Bakery Barn, as well as packaging materials purchased by Bakery Barn to manufacture the Company’s protein bars. The Company filed an answer and counterclaims against Bakery Barn, alleging that Bakery Barn had breached the Manufacturing Agreement and the Quality Agreement by supplying the Company with stale, hardened, moldy or otherwise unsaleable protein bars, and that Bakery Barn’s breaches have caused the Company, at a minimum, several hundred thousand dollars in damages. On October 27, 2017, the parties settled their dispute and entered into a settlement agreement, pursuant to which the Company agreed to pay Bakery Barn $350,000 on October 28, 2017, and an additional $352,416 by November 26, 2017. The parties also agreed that Bakery Barn would resume producing products for the Company under substantially the same terms embodied in the oral Manufacturing Agreement, until such time that the Manufacturing Agreement can be reduced to writing.

The Company recorded a credit in its Statement of Operations for the three and nine months ended September 30, 2017 for approximately $391,000.

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

On July 28, 2017, the Company approved a Settlement Agreement (the “Settlement Agreement”) with CFG effective July 7, 2017. The Settlement Agreement represents a full and final settlement of all litigation between the parties. Under the terms of the agreement, the Company has agreed to pay CFG a sum of $3 million, consisting of a $1 million payment that was advanced by a related party on July 7, 2017, and subsequent $1 million installments to be paid by July 7, 2018 and July 7, 2019, respectively.

The Company recorded a charge in its Statement of Operations for the nine months ended September 30, 2017 for approximately $1.5 million, representing the discounted value of the unrecorded settlement amount and an additional $0.1 million, representing imputed interest. The Company has now concluded the finalization of all its major legacy endorsement deals.

Arnold Schwarzenegger

The Company was engaged in a dispute with Marine MP, LLC (“Marine MP”), Arnold Schwarzenegger (“Schwarzenegger”), and Fitness Publications, Inc. (“Fitness,” and together with Marine MP and Schwarzenegger, the “AS Parties”) concerning amounts allegedly owed under the parties’ Endorsement Licensing and Co-Branding Agreement (the “Endorsement Agreement”). In May 2016, the Company received written notice that the AS Parties were terminating the Endorsement Licensing and Co-Branding Agreement by and among the Company and the AS Parties, then the Company provided written notice to the AS Parties that it was terminating the Endorsement Agreement, and the AS Parties then commenced arbitration, which alleged that the Company breached the parties’ agreement and misappropriated Schwarzenegger’s likeness. The Company filed its response and counterclaimed for breach of contract and breach of the implied covenant of good faith and fair dealing.

On December 17, 2016, the Company entered into a Settlement Agreement (the “Settlement Agreement”) with the AS Parties, effective January 4, 2017. Pursuant to the Settlement Agreement, and to resolve and settle all disputes between the parties and release all claims between them, the Company agreed to pay the AS Parties (a) $1.0 million, which payment was released to the AS Parties on January 5, 2017, and (b) $2.0 million within six months of the effective date of the Settlement Agreement. The Company paid the settlement in full as of September 30, 2017. The Company also has agreed that it will not sell any products from its Arnold Schwarzenegger product line, will donate to a charity chosen by Arnold Schwarzenegger any remaining usable product, and otherwise destroy any products currently in inventory. This inventory was written off to “Impairment of assets” in the Consolidated Statement of Operations during the year ended December 31, 2016. In addition, in connection with the transaction, the 780,000 shares of Company common stock held by Marine MP were sold to a third party on January 4, 2017 in exchange for an aggregate payment by such third party of $1,677,000 to the AS Parties.

Contingencies

In the normal course of business or otherwise, the Company may become involved in legal proceedings. The Company will accrue a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. The accrual for a litigation loss contingency might include, for example, estimates of potential damages, outside legal fees and other directly related costs expected to be incurred. As of September 30, 2017, the Company was involved in the following material legal proceedings described below.

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

Insurance Carrier Lawsuit

The Company is engaged in litigation with an insurance carrier, Liberty Insurance Underwriters, Inc. (“Liberty”), arising out of Liberty’s denial of coverage. In 2014, the Company sought coverage under an insurance policy with Liberty for claims against directors and officers of the Company arising out of an investigation by the Securities and Exchange Commission. Liberty denied coverage, and, on February 12, 2015, the Company filed a complaint in the District Court, City and County of Denver, Colorado against Liberty claiming wrongful and unreasonable denial of coverage for the cost and expenses incurred in connection with the SEC investigation and related matters. Liberty removed the complaint to the United States District Court for the District of Colorado, which in August 2016 granted Liberty’s motion for summary judgment, denying coverage and dismissing the Company’s claims with prejudice, and denied the Company’s motion for summary judgment. The Company filed an appeal in November 2016. The Company filed its opening brief on February 1, 2017 and Liberty filed its response brief on April 7, 2017. the 10th Circuit affirmed the lower court's grant of summary judgment in favor of Liberty. The Company intends to seek a rehearing of the appellate court's decision.

IRS Audit

On April 6, 2016, the Internal Revenue Service (“IRS”) selected the Company’s 2014 Federal Income Tax Return for audit. As a result of the audit, the IRS proposed certain adjustments with respect to the tax reporting of the Company’s former executives’ 2014 restricted stock grants. Due to the Company’s current and historical loss position, the proposed adjustments would have no material impact on its Federal income tax. On October 5, 2016, the IRS commenced an audit of the Company’s employment and withholding tax liability for 2014. The IRS is contending that the Company inaccurately reported the value of the restricted stock grants and improperly failed to provide for employment taxes and federal tax withholding on these grants. In addition, the IRS is proposing certain penalties associated with the Company’s filings. On April 4, 2017, the Company received a “30-day letter” from the IRS asserting back taxes and penalties of approximately $5.3 million, of which $0.4 million related to employment taxes and $4.9 million related to federal tax withholding and penalties. Additionally, the IRS is asserting that the Company owes information reporting penalties of approximately $2.0 million. The Company’s counsel has submitted a formal protest to the IRS disputing on several grounds all of the proposed adjustments and penalties on the Company’s behalf, and the Company intends to pursue this matter vigorously through the IRS appeal process.  Due to the uncertainty associated with determining the Company’s liability for the asserted taxes and penalties, if any, and to the Company’s inability to ascertain with any reasonable degree of likelihood, as of the date of this report, the outcome of the IRS appeals process, the Company is unable to provide an estimate for its potential liability, if any, associated with these taxes.

IRS Notice

On September 11, 2017, the IRS sent a notice of assessment to MusclePharm, LLC indicating payroll taxes, penalties and interest in the amount of approximately $344,000. The Company believes this notice to be a clerical error as this this entity was dissolved prior to the period the IRS is claiming this assessments relates to. The Company is in the process of resolving this matter with the IRS.

Sponsorship and Endorsement Contract Liabilities

The Company has various non-cancelable endorsement and sponsorship agreements with terms expiring through 2019. The total value of future contractual payments as of September 30, 2017 are as follows (in thousands):

	For the Year Ending December 31,
	Remainder of 2017	2018	2019	Total
Outstanding Payments
Endorsement	$32	$11	$—	$43
Sponsorship	52	144	55	251
Total future payments	$84	$155	$55	$294

Note 10. Stockholders’ Deficit

Common Stock

During the nine months ended September 30, 2017, the Company had the following transactions related to its common stock including restricted stock awards (in thousands, except share and per share data):

Transaction Type	Quantity (Shares)	Valuation ($)	Range of Value per Share
Stock issued to employees, executives and directors	538,945	$1,045	$1.87-2.17
Total	538,945	$1,045	$1.87-2.17

During the nine months ended September 30, 2016, the Company issued common stock including restricted stock awards, as follows (in thousands, except share and per share data):

Transaction Type	Quantity (Shares)	Valuation ($)	Range of Value per Share
Stock issued to employees, executives and directors	372,154	$914	$1.89-2.95
Stock issued related to sale of subsidiary	200,000	640	3.20
Cancellation of executive restricted stock	(433,000)	(456)	13.00
Total	139,154	$1,098	$1.89-13.00

The fair value of all stock issuances above is based upon the quoted closing trading price on the date of issuance.

Common stock outstanding as of September 30, 2017 and December 31, 2016 includes shares legally outstanding even if subject to future vesting.

Warrants

In November 2016, the Company issued a warrant to purchase 1,289,378 shares, equal to approximately 7.5% of the Company’s fully diluted equity of its common stock to the parent company of Capstone Nutrition, the Company’s former product manufacturer, pursuant to a settlement agreement, which under certain circumstances is subject to adjustment. The exercise price of this warrant was $1.83 per share, with a contractual term of four years. The Company has valued this warrant by utilizing the Black Scholes model at approximately $1.8 million with the following assumptions: contractual life of four years, risk free interest rate of 1.27%, dividend yield of 0%, and expected volatility of 118.4%.

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

Treasury Stock

During the nine months ended September 30, 2017 and the year ended December 31, 2016, the Company did not repurchase any shares of its common stock and held 875,621 shares in treasury as of September 30, 2017 and December 31, 2016.

Note 11. Stock-Based Compensation

Restricted Stock

The Company’s stock-based compensation for the three and nine months ended September 30, 2017 and 2016 consist primarily of restricted stock awards. The activity of restricted stock awards granted to employees, executives and Board members was as follows:

	Unvested Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance – December 31, 2016	378,425	$3.45
Granted	538,945	1.94
Vested	(179,680)	2.67
Cancelled	—	—
Unvested balance – September 30, 2017	737,690	2.53

The Company issued 168,783 and 538,945 shares of restricted stock to its Board members for the three and nine months ended September 30, 2017, respectively. The total fair value of restricted stock awards granted to employees and the Board was $0.3 million and $0.5 million for the three months ended September 30, 2016, respectively, and $1.0 million and $0.9 million for the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, the total unrecognized expense for unvested restricted stock awards, net of expected forfeitures, was $0.8 million, which is expected to be amortized over a weighted average period of 0.8 years.

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

Accelerated Vesting of Restricted Stock Awards Related to Termination of Employment Agreement with Brad Pyatt, Former Chief Executive Officer

In March 2016, Brad Pyatt, the Company’s former Chief Executive Officer, terminated his employment with the Company. Pursuant to the terms of the separation agreement with the Company, in exchange for a release of claims, the Company agreed to pay severance in the amount of $1.1 million, payable over a 12-month period, a lump sum of $250,000 paid during March 2017 and reimbursement of COBRA premiums, which the Company recorded in the six months ended September 30, 2016. In addition, the remaining unvested restricted stock awards held by Brad Pyatt of 500,000 shares vested in full upon his termination in accordance with the original grant terms. In connection with the accelerated vesting of these restricted stock awards, the Company recognized stock compensation expense of $3.9 million, which is included in “Salaries and benefits” in the accompanying Condensed Consolidated Statements of Operations for the nine months ended September 30, 2016. All amounts due Mr. Pyatt were paid as of March 31, 2017.

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

In February 2016, the Company issued options to purchase 137,362 shares of its common stock to Mr. Drexler, the Company’s Chairman of the Board, Chief Executive Officer, and President, and 54,945 to Michael Doron, the former Lead Director of the Board. Upon resignation from the Board of Directors, Mr. Doron forfeited 20,604 of the options issued. These stock options have an exercise price of $1.89 per share, a contractual term of 10 years and a grant date fair value of $1.72 per share, or $0.3 million, which is amortized on a straight-line basis over the vesting period of two years. The Company determined the fair value of the stock options using the Black-Scholes model.  The table below sets forth the assumptions used in valuing such options.

For the Six Months Ended June 30, 2016
Expected term of options	6.5 years
Expected volatility	131.0%
Risk-free interest rate	1.71%
Expected dividend yield	0.0%

For the three months ended September 30, 2017 and 2016, the Company recorded stock compensation expense related to options of $29,000 and $42,000, respectively. For the nine months ended September 30, 2017 and 2016, the Company recorded stock compensation expense related to options of $112,000 and $97,000, respectively.

Note 12. Net Loss per Share

Basic net loss per share is computed by dividing net loss for the period by the weighted average number of shares of common stock outstanding during each period, excluding any unvested restricted stock shares which are included in common stock outstanding. There was no dilutive effect for the outstanding potentially dilutive securities for the three and nine months ended September 30, 2017 and 2016, respectively, as the Company reported a net loss for all periods.

The following table sets forth the computation of the Company’s basic and diluted net loss per share for the periods presented (in thousands, except share and per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(2,128)	$(1,447)	$(8,426)	$(12,248)
Weighted average common shares used in computing net loss per share, basic and diluted	13,875,119	13,978,833	13,819,939	13,886,496
Net loss per share, basic and diluted	$(0.15)	$(0.10)	$(0.61)	$(0.88)

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

There was no dilutive effect for the outstanding awards for the three and nine months ended September 30, 2017 and 2016, respectively, as the Company reported a net loss for all periods. However, if the Company had net income for the three and nine months ended September 30, 2017, the potentially dilutive securities included in the earnings per share computation would have been 8,852,627 and 9,048,072, respectively. If the Company had net income for the three and nine months ended September 30, 2016, the potentially dilutive securities included in the earnings per share computation would have been 2,608,695 for both periods.

Total outstanding potentially dilutive securities were comprised of the following:

	As of September 30,
	2017	2016
Stock options	171,703	192,307
Warrants	1,389,378	100,000
Unvested restricted stock	737,690	336,014
Convertible notes	8,619,624	2,608,695
Total common stock equivalents	10,918,395	3,237,016

Note 13. Income Taxes

Income taxes are provided for the tax effects of transactions reported in the Condensed Consolidated Financial Statements and consist of taxes currently due. Deferred taxes relate to differences between the basis of assets and liabilities for financial and income tax reporting which will be either taxable or deductible when the assets or liabilities are recovered or settled. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has established a full valuation allowance as it is more likely than not that the tax benefits will not be realized as of September 30, 2017.

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

Revenue, net by geography is based on the company addresses of the customers. The following table sets forth revenue, net by geographic area (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue, net:
United States	$14,502	$18,744	$46,769	$71,955
International	9,894	11,950	29,828	34,518
Total revenue, net	$24,396	$30,694	$76,597	$106,473

Note 15. Key Executive Life Insurance

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

Recognized Subsequent Events

Refinancing Transaction with Ryan Drexler

As described in Note 8, the related party Prior Notes were refinanced on November 3, 2017 whereby, among other things, the maturity date was extended to December 31, 2019 and accordingly such debt has been classified as a long-term liability in the accompanying condensed consolidated Balance Sheet as of September 30, 2017.

Unrecognized Subsequent Events

Inventory Financing

On October 6, 2017, the Company and its affiliate (together with the Company, “Borrower”) entered into a Loan and Security Agreement (“Security Agreement”) with Crossroads Financial Group, LLC (“Lender”). Pursuant to the Security Agreement, Borrower may borrow up to 70% of its Inventory Cost or up to 75% of Net Orderly Liquidation Value (each as defined in the Security Agreement), up to a maximum amount of $3.0 million at an interest rate of 1.5% per month, subject to a minimum monthly fee of $22,500. The initial term of the Security Agreement is six months from the date of execution, and such initial term is extended automatically in six month increments, unless earlier terminated pursuant to the terms of the Security Agreement. The Security Agreement contains customary events of default, including, among others, the failure to make payments on amounts owed when due, default under any other material agreement or the departure of Mr. Drexler. The Security Agreement also contains customary restrictions on the ability of Borrower to, among other things, grant liens, incur debt and transfer assets. Under the Security Agreement, Borrower has agreed to grant Lender a security interest in all Borrower’s present and future accounts, chattel paper, goods (including inventory and equipment), instruments, investment property, documents, general intangibles, intangibles, letter of credit rights, commercial tort claims, deposit accounts, supporting obligations, documents, records and the proceeds thereof.

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

Outlook

As we continue to execute our growth strategy and focus on our core operations, we anticipate continued improvement in our operating margins and expense structure. We anticipate revenue and gross margin to strengthen as we increase focus on our core MusclePharm products and further innovate and develop new products. We are implementing two additional core elements or our growth strategy: 1) international sales expansion; and 2) diversifying our distribution channels. We see potential growth in our on-line business due to the continuing migration of consumers from the traditional brick and mortar style businesses to on-line retailers. We also are evaluating increasing our spending on advertising and promotions expenses, for new product lines and changes in our online sales channels, with a shift to more effective marketing and advertising strategies as we move away from costly celebrity endorsements.

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

Management’s Plans with Respect to Liquidity and Capital Resources

Management believes the restructuring plan completed during 2016, the continued reduction in ongoing operating costs and expense controls, and the aforementioned growth strategy, will enable us to ultimately be profitable. We have reduced our operating expenses sufficiently so that our ongoing source of revenue will be sufficient to cover these expenses for the next twelve months, which we believe will allow us to continue as a going concern. We can give no assurances that this will occur.

As of September 30, 2017, we had a stockholders’ deficit of $11.5 million and recurring losses from operations. To manage cash flow, in January 2016, we entered into a secured borrowing arrangement, pursuant to which we have the ability to borrow up to $10.0 million subject to sufficient amounts of accounts receivable to secure the loan. This arrangement was extended to March 29, 2018 for an additional six months with similar terms. Under this arrangement, during the nine months ended September 30, 2017, we received $22.4 million in cash and subsequently repaid $22.5 million, including fees and interest, on or prior to September 30, 2017.

As of September 30, 2017, we had approximately $4.9 million in cash and $3.8 million in working capital.

The accompanying Condensed Consolidated Financial Statements as of and for the nine months ended September 30, 2017, were prepared on the basis of a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. Accordingly, they do not give effect to adjustments that would be necessary should we be required to liquidate our assets.

Our ability to meet our total liabilities of $41.6 million as of September 30, 2017, and to continue as a going concern, is partially dependent on meeting our operating plans, and was partially dependent on our Chairman of the Board, Chief Executive Officer and President, Ryan Drexler, either converting or extending the maturity of his notes prior to or upon its maturity. Subsequent to the end of the quarter, we entered into a refinancing transaction with Mr. Drexler. Both the principal and any capitalized and unpaid interest under the Refinanced Convertible Note are due on December 31, 2019, unless converted earlier.

Our ability to continue as a going concern in the future and raise capital for specific strategic initiatives will also be dependent on obtaining adequate capital to fund operating losses until we become profitable. We can give no assurances that any additional capital that we are able to obtain, if any, will be sufficient to meet our future needs, or that any such financing will be obtainable on acceptable terms or at all.

Mr. Drexler has verbally both stated his intent and ability to put more capital into the business if necessary. However, Mr. Drexler is under no obligation to us to do so, and we can give no assurances that Mr. Drexler will be willing or able to do so at a future date and/or that he will not demand payment of his Refinanced Convertible Note on December 31, 2019.

If in the future, we are unable to obtain adequate capital, we could be forced to cease operations or substantially curtail our commercial activities. These conditions, or significant unforeseen expenditures including the unfavorable settlement of our legal disputes, could raise substantial doubt as to our ability to continue as a going concern. The accompanying Condensed Consolidated Financial Statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of these uncertainties.

Results of Operations (Unaudited)

Comparison of the Three Months Ended September 30, 2017 to the Three Months Ended September 30, 2016

	For the Three Months Ended September 30,
	2017	2016	$ Change	% Change
	($ in thousands)
Revenue, net	$24,396	$30,694	$(6,298)	(20.5)%
Cost of revenue (1)	16,359	20,497	(4,138)	(20.2)
Gross profit	8,037	10,197	(2,160)	(21.2)
Operating expenses:
Advertising and promotion	1,952	1,905	47	2.5
Salaries and benefits	2,640	2,291	349	15.2
Selling, general and administrative	3,468	3,937	(469)	(11.9)
Research and development	199	270	(71)	(26.3)
Professional fees	1,034	1,315	(281)	(21.4)
Restructuring and other charges	—	1,667	(1,667)	(100.0)
Impairment of assets	—	137	(137)	(100.0)
Total operating expenses	9,293	11,522	(2,229)	(19.3)
Loss from operations	(1,256)	(1,325)	69	5.2
Other expense, net	(858)	(122)	(736)	(603.3)
Loss before provision for income taxes	(2,114)	(1,447)	(667)	46.1
Provision for income taxes	14	—	14	100.0
Net loss	$(2,128)	$(1,447)	$(681)	47.1%

(1)
Cost of revenue for the three months ended September 30, 2016 included restructuring charges of $0.1 million, related to write-downs of inventory for discontinued products.

Comparison of the Nine months ended September 30, 2017 to the Nine Months Ended September 30, 2016

	For the Nine Months Ended September 30,
	2017	2016	$ Change	% Change
	($ in thousands)
Revenue, net	$76,597	$106,473	$(29,876)	(28.1)%
Cost of revenue (1)	54,474	70,377	(15,903)	(22.6)
Gross profit	22,123	36,096	(13,973)	(38.8)
Operating expenses:
Advertising and promotion	6,079	8,878	(2,799)	(31.5)
Salaries and benefits	8,530	15,203	(6,673)	(43.9)
Selling, general and administrative	9,183	12,604	(3,421)	(27.1)
Research and development	488	1,664	(1,176)	(70.7)
Professional fees	2,643	4,445	(1,802)	(40.5)
Restructuring and other charges	—	(2,579)	2,579	100.0
Settlement of obligation	1,453	—	1,453	100.0
Impairment of assets	—	4,450	(4,450)	(100.0)
Total operating expenses	28,376	44,665	(16,289)	(36.5)
Loss from operations	(6,253)	(8,569)	2,316	(27.0)
Gain on settlement of accounts payable	471	—	471	100.0
Loss on sale of subsidiary	—	(2,115)	2,115	100.0
Other expense, net	(2,526)	(1,426)	(1,100)	77.1
Loss before provision for income taxes	(8,308)	(12,110)	3,802	31.4
Provision for income taxes	118	138	(20)	(14.5)
Net loss	$(8,426)	$(12,248)	$3,822	31.2%

(1)
Cost of revenue for the nine months ended September 30, 2016 included restructuring charges of $2.3 million, related to write-downs of inventory for discontinued products.

The following table presents our operating results as a percentage of revenue, net for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue, net	100%	100%	100%	100%
Cost of revenue	67	67	71	66
Gross profit	33	33	29	34
Operating expenses:
Advertising and promotion	8	6	8	12
Salaries and benefits	11	7	11	20
Selling, general and administrative	14	13	12	17
Research and development	1	1	1	2
Professional fees	4	4	3	6
Restructuring and other charges	—	5	—	(3)
Settlement	—	—	2	—
Impairment of assets	—	—	—	6
Total operating expenses	38	37	37	58
Loss from operations	(5)	(3)	(8)	(10)
Gain on settlement of accounts payable	—	—	1	—
Loss on sale of subsidiary	—	—	—	(3)
Other expense, net	(4)	—	(3)	(2)
Loss before provision for income taxes	(9)	(5)	(11)	(16)
Provision for income taxes	—	—	—	—
Net loss	(9)%	(5)%	(11) %	(16)%

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

For the three and nine months ended September 30, 2017, net revenue decreased 20.5% to $24.4 million and 28.1% to $76.6 million, respectively, compared to the three and nine months ended September 30, 2016 when net revenues were $30.7 million and $106.5 million, respectively. Net revenue for the three and nine months ended September 30, 2017 decreased due to the termination of the Arnold Schwarzenegger product-line licensing agreement, the sale of our BioZone subsidiary, and certain other products being discontinued. For the three months ended September 30, 2016, revenue from our BioZone subsidiary was $2.4 million. For the nine months ended September 30, 2016, revenue from our BioZone subsidiary, from the Arnold Schwarzenegger product line and from discontinued products were $3.8 million, $3.8 million and $2.2 million, respectively. Lower sales also were reported for the three and nine months ended September 30, 2017 for several of our traditional brick and mortar retail partners. For the three and nine months ended September 30, 2017 discounts and sales allowances decreased to 8% of gross revenue, or $2.1 million, and 15.8% of gross revenue, or $13.8 million, respectively, compared to the three and nine months ended September 30, 2016 when discounts and allowances were 26.8%, or $10.1 million, and 20.8%, or $27.9 million, respectively. The changes in discounts and allowances were primarily related to discounts and allowances on existing products with key customers. The decreases are the result of changes in the way the Company promotes its products and a general change in the way we are structuring sales arrangements with our existing customers.

During both the three and nine months ended September 30, 2017, our largest customer, Costco Wholesale Corporation, or Costco, accounted for approximately 26% of our net revenue. During the three and nine months ended September 30, 2017, Amazon accounted for approximately 16% and 11% of our net revenues, respectively.

During both the three and nine months ended September 30, 2016, our largest customer, Costco accounted for more approximately 20% of our net revenue.

Cost of Revenue and Gross Margin

Cost of revenue for MusclePharm products is directly related to the production, manufacturing, and freight-in of the related products purchased from third party contract manufacturers. We mainly ship customer orders from our distribution center in Spring Hill, Tennessee. This facility is operated with our equipment and employees, and we own the related inventory. We also use U.S. contract manufacturers to drop ship products directly to our customers. In addition, we began to ship products directly to our European customers from our contract manufacturer in Europe during the quarter ended June 30, 2017.

Our gross profit fluctuates due to several factors, including sales incentives, new product introductions and upgrades to existing product lines, changes in customer and product mixes, the mix of product demand, shipment volumes, our product costs, pricing, and inventory write-downs. Our cost of revenue for the three and nine months ended September 30, 2017 increased due to higher costs related to our protein products which we were unable to pass on to our customers. Cost of revenue is expected to return to a historical base over time as a percentage of revenue due primarily to anticipated inflationary cost increases being partially offset by our focus on supply chain efficiency and negotiating better pricing with our manufacturers and launch of our higher margin organic product line.

For the three and nine months ended September 30, 2017, costs of revenue decreased 20.2% to $16.4 million and 22.6% to $54.5 million, respectively, compared to the three and nine months ended September 30, 2016, when costs of revenues were $20.5 million and $70.3 million, respectively. Accordingly, gross profit for three and six months decreased 21.2% to $8.0 million and 38.8% to $22.1 million, respectively, compared to three and nine months ended September 30, 2016, when gross profit was $10.2 million and $36.1 million, respectively. Gross profit percentage has been positively impacted by a decrease to discounts and allowances. Negatively impacting the gross profit percentage is the inflationary cost increase in our protein products and, to a lesser extent, the loss on selling some discontinued products.

Operating Expenses

Operating expenses for the three and nine months ended September 30, 2017 were $9.3 million and $28.4 million, respectively, compared to $11.5 million and $44.7 million, for the three and nine months ended September 30, 2016. We have been focused on reducing operating expenses. For the three months ended September 30, 2017 our operating expenses were 38% of revenue compared to 37% for the same period in 2016. For the nine months ended September 30, 2017, our operating expenses were 37% of revenue compared to 41% of revenue for the same period in 2016. The decrease in operating expenses during this period was primarily due to significant reductions in advertising and promotion expense and salaries and benefits expense, as discussed below.

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

For the three and nine months ended September 30, 2017, advertising and promotion expense increased 2.5% to $2.0 million and decreased 31.5% to $6.1 million, respectively, compared to three and nine months ended September 30, 2016, when advertising and promotion expense were $1.9 million and $8.9 million, respectively. Advertising and promotion expense for the three and nine months ended September 30, 2017 and 2016 included expenses related to strategic partnerships with athletes and sports teams. The expense associated with these partnerships for the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016 increased by $0.7 million and decreased by $1.2 million, respectively, as we renegotiated or terminated a number of contracts as part of our restructuring activities. The remaining decreases were attributable to various advertising and promotional efforts.

Salaries and Benefits

Salaries and benefits consist primarily of salaries, bonuses, benefits, and stock-based compensation. Personnel costs are a significant component of our operating expenses. Salaries and benefits have decreased through the quarter ended September 30, 2017 due to headcount reductions, limited headcount additions, a reduction in restricted stock awards, and a reduction in amortization of existing stock-based grants. We do not expect further reductions during the remainder of the calendar year. We are in the process of moving our headquarters from Colorado to California. Because of the transition, management is evaluating staffing for the new office. In the interim, management anticipates a transition period and we may incur higher costs as staff is transitioned to the new headquarters.

For the three and nine months ended September 30, 2017, salaries and benefits expense increased 15.2% to $2.6 million and decreased 43.9% to $8.5 million, respectively, compared to the three and nine months ended September 30, 2016, when salaries and benefits expenses were $2.3 million and $15.2 million, respectively. For the three and nine months ended September 30, 2017, stock-based compensation expense increased $0.7 million and decreased $3.3 million, respectively. For the three and nine months ended September 30, 2017, other compensation expense decreased by $0.3 million and $3.4 million compared to the three and nine months ended September 30, 2016, respectively, which was related to the reduction in headcount. The decrease in the nine months ended September 30, 2017 to September 30, 2016 is in part due to severance costs associated with the separation of our former CEO recorded during the three months ended March 31, 2016.

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

For the three and nine months ended September 30, 2017, selling, general and administrative expenses decreased 11.9% to $3.5 million and 27.1% to $9.2 million, respectively, compared to the three and nine months ended September 30, 2016, when selling, general and administrative expenses were $3.9 million and $12.6 million, respectively. The decreases during the three months ended September 30, 2017 compared to the three months ended September 30, 2016 were primarily due to lower office expenses and other miscellaneous cost savings of $0.4 million, lower freight expense of $0.4 million, a decrease in rent expense of $0.1 million, lower depreciation and amortization of $0.1 million, and a decrease of $0.2 million related to information technology. The decreases were partially offset by an increase in the provision for bad debts of $0.8 million. The decreases during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 were primarily due to lower office expenses and other miscellaneous cost savings of $1.7 million, lower freight expense of $1.2 million, a decrease in rent expense of $0.5 million, lower depreciation and amortization of $0.5 million, and a decrease of $0.6 million related to information technology. The decreases were partially offset by an increase in the provision for bad debts of $1.1 million.

Research and Development

Research and development expenses consist primarily of R&D personnel salaries, bonuses, benefits, and stock-based compensation, product quality control, which includes third-party testing, and research fees related to the development of new products. We expense research and development costs as incurred.

For the three and nine months ended September 30, 2017, research and development expenses decreased 26.3% to $0.2 million and 70.7% to $0.5 million, respectively, compared to three and nine months ended September 30, 2016, when research and development expenses were $0.3 million and $1.7 million, respectively. The decreases were primarily due to the sale of BioZone and a reduction in salaries and benefits and research fees.

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

For the three and nine months ended September 30, 2017, professional fees expenses decreased 21.4% to $1.0 million and 40.5% to $2.6 million, respectively, compared to three and nine months ended September 30, 2016, when professional fees expenses were $1.3 million and $4.4 million, respectively. The decrease during the three months ended September 30, 2017 compared to the three months ended September 30, 2016 was primarily due to lower legal fees of $0.3 million due to reduced litigation. The decrease during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 was primarily due to lower accounting fees of $0.6 million due to performing services in-house and legal fees of $1.2 million due to reduced litigation.

Restructuring and Other Charges

For the three and nine months ended September 30, 2016, we recorded a net charge in “Restructuring and other charges” of $1.7 million and a net credit in “Restructuring and other charges” of $2.6 million, respectively, which primarily related to the favorable settlement of a certain endorsement agreement.

Settlement of Obligation

For the nine months ended September 30, 2017, we recorded an additional $1.5 million expense in settlement with CFG. The amount recorded represents the discounted value of the unrecorded settlement liability with the CFG.

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

Other Expense, net

For the three and nine months ended September 30, 2017 and 2016, “Other expense, net” consisted of the following (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Other expense, net:
Interest expense, related party	$(676)	$(134)	$(1,839)	$(376)
Interest expense, other	(6)	(32)	(14)	(160)
Interest expense, secured borrowing arrangement	(172)	(9)	(397)	(636)
Foreign currency transaction gain	16	19	49	213
Other	(20)	34	(325)	(467)
Total other expense, net	$(858)	$(122)	$(2,526)	$(1,426)

Net other expense for the three and nine months ended September 30, 2017 increased 603.3%, or $0.7 million and 77.1%, or $1.1 million, compared to the three months and nine months ended September 30, 2016, respectively. The increases in other expense, net was primarily related to interest expense with a related party due to the increase in borrowing from the related party.

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

As of September 30, 2017, we had a stockholders’ deficit of $11.5 million and recurring losses from operations. To manage cash flow, in January 2016, we entered into a secured borrowing arrangement, pursuant to which we have the ability to borrow up to $10.0 million subject to sufficient amounts of accounts receivable to secure the loan. This arrangement was extended on September 2017 for an additional six months with similar terms. Under this arrangement, during the nine months ended September 30, 2017, we received $22.4 million in cash and subsequently repaid $22.5 million, including fees and interest, on or prior to September 30, 2017.

As of September 30, 2017, we had approximately $4.9 million in cash and $3.8 million in working capital.

Our ability to meet our total liabilities of $41.6 million as of September 30, 2017, and to continue as a going concern, is partially dependent on meeting our operating plans, and partially dependent on our Chairman of the Board, Chief Executive Officer and President, Ryan Drexler, either converting or extending the maturity of his Note prior to or upon their maturity. Subsequent to the end of the quarter, we entered into a refinancing transaction with Mr. Drexler. Both the principal and capitalized and unpaid interest under the Refinanced Convertible Note are due on December 31, 2019, unless converted earlier.

Our ability to continue as a going concern in the future and raise capital for specific strategic initiatives will also be dependent on obtaining adequate capital to fund operating losses until we become profitable. We can give no assurances that any additional capital that we are able to obtain, if any, will be sufficient to meet our future needs, or that any such financing will be obtainable on acceptable terms or at all.

The accompanying Condensed Consolidated Financial Statements as of and for the nine months ended September 30, 2017 were prepared on the basis of a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. Accordingly, they do not give effect to adjustments that would be necessary should we be required to liquidate our assets. The accompanying Condensed Consolidated Financial Statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of these uncertainties.

Our net consolidated cash flows are as follows (in thousands):

	For the Nine Months Ended September 30,
	2017	2016
Consolidated Statements of Cash Flows Data:
Net cash used in operating activities	$(2,337)	$(486)
Net cash provided by (used in) investing activities	(27)	5,369
Net cash provided by (used in) financing activities	2,140	(6,049)
Effect of exchange rate changes on cash	159	(21)
Net change in cash	$(65)	$(1,187)

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

Our operating cash flows for the nine months ended September 30, 2017 was $1.8 million lower compared to the same period in 2016. The variance primarily relates to net loss adjusted for non-cash charges, which resulted in a use of cash of $4.1 million for the nine months ended September 30, 2017, compared to a source of cash of $0.4 million for the same period in 2016. This decrease was partially offset by the net change in net operating assets and liabilities, which resulted in a source of cash of $1.7 million for the nine months ended September 30, 2017 compared to a use of cash of $0.9 million for the same period in 2016. During the nine months ended September 30, 2017, a decrease in inventory resulted in a $2.4 million cash flow from working capital. This increase in cash flow from working capital was offset by an increase in our accounts receivable balance, a net increase in our prepaid accounts, and decreases in our accounts payable and accrued liability accounts in the amounts of $0.8, $0.2, and $0.1, respectively. During the nine months ended September 30, 2016, the decrease in liabilities related to the restructuring accrual and accounts payable and accrued liabilities resulted in a $4.9 million and a $2.2 million decrease in working capital, respectively. These decreases were offset by a reduction in our accounts receivable balance, which provided a source of working capital.

Investing Activities

During the nine months ended September 30, 2017, we used $27,000 for the purchase of property and equipment. Cash provided by investing activities was $5.4 million for the nine months ended September 30, 2016, primarily due to the cash proceeds from sale of BioZone of $5.9 million, offset by cash purchases of property and equipment of $0.4 million.

Financing Activities

Cash provided by financing activities was $2.1 million for the nine months ended September 30, 2017, compared to $6.0 million used during the nine months ended September 30, 2016. Cash provided during the nine months ended September 30, 2017 included $1.0 million promissory Note due upon demand from Mr. Drexler and $1.3 million, net from the secured borrowing arrangement. Cash provided from the secured borrowing arrangement for the nine months ended September 30, 2016 was offset by repayments of outstanding debt. Cash used in financing activities was $6.0 million for the nine months ended September 30, 2016, primarily due to the repayment on our line of credit of $3.0 million and repayment of a term loan of $2.9 million.

Indebtedness Agreements

Related-Party Notes Payable

On July 24, 2017, we entered into a secured demand promissory note (the “2017 Note”), pursuant to which Mr. Ryan Drexler, our Chairman of the Board, Chief Executive Officer and President, loaned the Company $1.0 million, which was payable upon demand. Proceeds from the 2017 Note were used to partially fund a settlement agreement. The 2017 Note carried interest at a rate of 15% per annum. Any interest not paid when due would be capitalized and added to the principal amount of the 2017 Note and bears interest on the applicable interest payment date along with all other unpaid principal, capitalized interest, and other capitalized obligations. We could prepay the 2017 Note without penalty any time prior to a demand request from Mr. Drexler.

In November 2016, we entered into a convertible secured promissory note agreement (the “2016 Convertible Note”) with Mr. Drexler pursuant to which Mr. Drexler loaned us $11.0 million. Proceeds from the 2016 Convertible Note were used to fund a settlement of litigation. The 2016 Convertible Note was secured by all assets and properties of us and our subsidiaries, whether tangible or intangible. The 2016 Convertible Note carried interest at a rate of 10% per annum, or 12% if there is an event of default. Both the principal and the interest under the 2016 Convertible Note were due on November 8, 2017, unless converted earlier. Mr. Drexler could convert the outstanding principal and accrued interest into 6,010,929 shares of our common stock for $1.83 per share at any time. We could prepay the 2016 Convertible Note at the aggregate principal amount therein, plus accrued interest, by giving Mr. Drexler between 15 and 60 day-notice depending upon the specific circumstances, provided that Mr. Drexler could convert the 2016 Convertible Note during the applicable notice period. We recorded the 2016 Convertible Note as a liability in the balance sheet and also recorded a beneficial conversion feature of $601,000 as a debt discount upon issuance of the convertible note, which was amortized over the term of the debt using the effective interest method. The beneficial conversion feature was calculated based on the difference between the fair value of common stock on the transaction date and the effective conversion price of the convertible note. As of September 30, 2017 and December 31, 2016, the 2016 Convertible Note had an outstanding principal balance of $11.0 million and a carrying value of $10.9 million and $10.5 million, respectively.

In December 2015, we entered into a convertible secured promissory note agreement (the “2015 Convertible Note”) with Mr. Drexler, pursuant to which he loaned the Company $6.0 million. Proceeds from the 2015 Convertible Note were used to fund working capital requirements. The 2015 Convertible Note was secured by all assets and properties of the Company and its subsidiaries, whether tangible or intangible. The 2015 Convertible Note originally carried an interest at a rate of 8% per annum, or 10% in the event of default. Both the principal and the interest under the 2015 Convertible Note were originally due in January 2017, unless converted earlier. The due date of the 2015 Convertible Note was extended to November 8, 2017 and the interest rate raised to 10% per annum, or 12% in the event of default. Mr. Drexler could convert the outstanding principal and accrued interest into 2,608,695 shares of common stock for $2.30 per share at any time. We could prepay the convertible note at the aggregate principal amount therein plus accrued interest by giving the holder between 15 and 60 day-notice, depending upon the specific circumstances, provided that Mr. Drexler could convert the 2015 Convertible Note during the applicable notice period. The Company recorded the 2015 Convertible Note as a liability in the balance sheet and also recorded a beneficial conversion feature of $52,000 as a debt discount upon issuance of the 2015 Convertible Note, which was amortized over the original term of the debt using the effective interest method. The beneficial conversion feature was calculated based on the difference between the fair value of common stock on the transaction date and the effective conversion price of the convertible note. As of September 30, 2017 and December 31, 2016, the convertible note had an outstanding principal balance and carrying value of $6.0 million. In connection with the Company entering into the 2015 Convertible Note with Mr. Drexler, the Company granted Mr. Drexler the right to designate two directors to the Board.

On November 3, 2017, subsequent to the end of the quarter, we entered into a refinancing transaction (the “Refinancing”) with Mr. Drexler. As part of the Refinancing, we issued to Mr. Drexler an amended and restated convertible secured promissory note (the “Refinanced Convertible Note”) in the original principal amount of $18,000,000, which amends and restates (i) 2015 Convertible Note, (ii) the 2016 Convertible Note, and (iii) the 2017 Note, and together with the 2015 Convertible Note and the 2016 Convertible Note, collectively, the “Prior Notes”).

The Refinanced Convertible Note bears interest at the rate of 12% per annum. Interest payments are due on the last day of each quarter. At our option (as determined by its independent directors), we may repay up to one sixth of any interest payment by either adding such amount to the principal amount of the note or by converting such interest amount into an equivalent amount of our common stock. Any interest not paid when due shall be capitalized and added to the principal amount of the Refinanced Convertible Note and bear interest on the applicable interest payment date along with all other unpaid principal, capitalized interest, and other capitalized obligations.

Both the principal and any capitalized and unpaid interest under the Refinanced Convertible Note are due on December 31, 2019, unless converted earlier. Mr. Drexler may convert the outstanding principal and accrued interest into shares of our common stock at a conversion price of $1.11 per share, which was the 5 day average price of the our common stock prior to the refinance closing date, at any time.

We may prepay the Refinanced Convertible Note by giving Mr. Drexler between 15 and 60 days’ notice depending upon the specific circumstances, subject to Mr. Drexler’s conversion right. The Refinanced Convertible Note contains customary events of default, including, among others, the failure by us to make a payment of principal or interest when due. Following an event of default, interest will accrue at the rate of 14% per annum. In addition, following an event of default, any conversion, redemption, payment or prepayment of the Refinanced Convertible Note will be at a premium of 105%.

The Refinanced Convertible Note also contains customary restrictions on the ability of us to, among other things, grant liens or incur indebtedness other than certain obligations incurred in the ordinary course of business. The restrictions are also subject to certain additional qualifications and carveouts, as set forth in the Refinanced Convertible Note. The Refinanced Convertible Note is subordinated to certain other indebtedness of us.

As part of the Refinancing, the Company and Mr. Drexler entered into a restructuring agreement (the “Restructuring Agreement”) pursuant to which the parties agreed to enter into the Refinanced Convertible Note and to amend and restate the security agreement pursuant to which the Prior Notes were secured by all of the assets and properties of us and our subsidiaries whether tangible or intangible, by entering into the Third Amended and Restated Security Agreement (the “Amended Security Agreement”). Pursuant to the Restructuring Agreement, we agreed to pay, on the effective date of the Refinancing, all outstanding interest on the Prior Notes through November 8, 2017 and certain fees and expenses incurred by Mr. Drexler in connection with the Restructuring.

In connection with our entry into of a Loan and Security Agreement with Crossroads Financial Group, LLC (“Crossroads”) (the “Crossroads Loan Agreement”), Mr. Drexler agreed to enter into a subordination agreement with Crossroads (the “Subordination Agreement”), pursuant to which the payment of our obligations under the Prior Notes were subordinated to our obligations to Crossroads. As part of the Refinancing, Crossroads waived certain provisions of the Crossroads Loan Agreement that would have been triggered by our entry into of the Refinanced Convertible Note. In addition, Mr. Drexler and Crossroads entered into an amendment to the Subordination Agreement that replaced the obligations under the Prior Notes with the obligations under the Refinanced Convertible Note.

For the three months ended September 30, 2017 and 2016, interest expense related to the related party convertible secured promissory notes was $0.7 million and $0.1 million, respectively. For the nine months ended September 30, 2017 and 2016, interest expense related to the related party convertible secured promissory notes was $1.8 million and $0.4 million, respectively. During the nine months ended September 30, 2017 and 2016, $1.8 million and $0.4 million, respectively, in interest was paid in cash to Mr. Drexler.

Secured Borrowing Arrangement

In January 2016, the Company entered into a Purchase and Sale Agreement (the “Agreement”) with Prestige Capital Corporation (“Prestige”) pursuant to which the Company agreed to sell and assign and Prestige agreed to buy and accept, certain accounts receivable owed to the Company (“Accounts”). Under the terms of the Agreement, upon the receipt and acceptance of each assignment of Accounts, Prestige will pay the Company 80% of the net face amount of the assigned Accounts, up to a maximum total borrowing of $10.0 million subject to sufficient amounts of accounts receivable to secure the loan. The remaining 20% will be paid to the Company upon collection of the assigned Accounts, less any chargeback, disputes, or other amounts due to Prestige. Prestige’s purchase of the assigned Accounts from the Company will be at a discount fee which varies based on the number of days outstanding from the assignment of Accounts to collection of the assigned Accounts. In addition, the Company granted Prestige a continuing security interest in and lien upon all accounts receivable, inventory, fixed assets, general intangibles and other assets. The Agreement’s term has been extended to March 29, 2018. Prestige may cancel the Agreement with 30-day notice.

During the nine months ended September 30, 2017, the Company sold to Prestige accounts with an aggregate face amount of approximately $27.9 million, for which Prestige paid to the Company approximately $22.3 million in cash. During the nine months ended September 30, 2017, $21.4 million was subsequently repaid to Prestige, including fees and interest.

Contractual Obligations

Our principal commitments consist of obligations under operating leases for office and warehouse facilities, capital leases for manufacturing and warehouse equipment, debt, restructuring liability and non-cancelable endorsement and sponsorship agreements. The following table summarizes our commitments to settle contractual obligations in cash as of September 30, 2017:

	Payments Due by Period
	1 Year	2 to 3 Years	4 to 5 Years	Thereafter	Total
	(in thousands)
Operating lease obligations(1)	$861	$1,645	$1,004	$—	$3,510
Capital lease obligations	134	191	—	—	325
Secured borrowing arrangement	3,927	—	—	—	3,927
Convertible notes with a related party(2)	—	18,000	—	—	18,000
Restructuring liability	586	134	—	—	720
Settlement obligation	1,000	1,000	—	—	1,000
Other contractual obligations(3)	2,718	2,577	—	—	5,736
Total	$9,226	$23,547	$1,004	$—	$33,777

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2017.

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

Set forth below are reconciliations of our reported GAAP net loss to Adjusted EBITDA (in thousands):

		Three Months Ended				Three Months Ended
	Nine Months Ended Sept. 30, 2017	Sept. 30, 2017	June 30, 2017	Mar. 31, 2017	Year Ended Dec. 31, 2016	Dec. 31, 2016	Sept. 30, 2016	June 30, 2016	Mar. 31, 2016
Net loss	$(8,426)	$(2,128)	$(3,149)	$(3,149)	$(3,477)	$8,771	$(1,447)	$(4,196)	$(6,605)

Stock-based compensation	1,688	540	541	607	5,304	323	(116)	427	4,670
Restructuring and asset impairment charges	—	—	—	—	3,186	(970)	1,920	—	2,236
Gain on settlement of accounts payable	(471)	—	(22)	(449)	(9,927)	(9,927)	—	—	—
Loss on sale of subsidiary	—	—	—	—	2,115	—	—	2,115	—
Amortization of prepaid sponsorship fees	295	40	110	145	1,235	180	211	146	698
Other expense, net	2,526	858	690	978	2,313	887	122	592	712
Amortization of prepaid stock compensation	—	——	—	—	938	—	—	235	703
Depreciation and amortization of property and equipment	908	278	290	340	1,551	389	346	389	427
Amortization of intangible assets	240	80	80	80	576	80	80	196	220
(Recovery) provision for doubtful accounts	1,213	989	144	80	386	152	225	43	(34)
Issuance of common stock warrants to third parties for services	—	—	—	—	6	—	—	3	3
Settlement of obligations	1,453	—	1,453	—	—	—	—	—	—
Provision for income taxes	118	14	76	28	318	180	—	7	131
Adjusted EBITDA	$(456)	$671	$213	$(1,340)	$4,524	$65	$1,341	$(43)	$3,161

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company qualifies as a smaller reporting company as defined in Item 10(f)(1) of SEC Regulation S-K, and is not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) who is our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO has concluded that as of September 30, 2017, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”), and that such information is accumulated and communicated to our management, including our CEO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the third quarter of 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Bakery Barn

In May 2017, Bakery Barn, a supplier of our protein bars, filed a lawsuit in the Western District of Pennsylvania alleging that we had failed to pay $1,406,078.59 owing for finished product manufactured by Bakery Barn, as well as packaging materials purchased by Bakery Barn to manufacture our protein bars. We filed an answer and counterclaims against Bakery Barn, alleging that Bakery Barn had breached the Manufacturing Agreement and the Quality Agreement by supplying us with stale, hardened, moldy or otherwise unsaleable protein bars, and that Bakery Barn’s breaches have caused us, at a minimum, several hundred thousand dollars in damages. On October 27, 2017, the parties settled their dispute and entered into a settlement agreement, pursuant to which we agreed to pay Bakery Barn $350,000 on October 28, 2017, and an additional $352,416 by November 26, 2017. The parties also agreed that Bakery Barn would resume producing products for us under substantially the same terms embodied in the oral Manufacturing Agreement, until such time that the Manufacturing Agreement can be reduced to writing.

Insurance Carrier Lawsuit

We are engaged in litigation with an insurance carrier, Liberty Insurance Underwriters, Inc. (“Liberty”), arising out of Liberty’s denial of coverage. In 2014, We sought coverage under an insurance policy with Liberty for claims against our directors and officers arising out of an investigation by the Securities and Exchange Commission. Liberty denied coverage, and, on February 12, 2015, we filed a complaint in the District Court, City and County of Denver, Colorado against Liberty claiming wrongful and unreasonable denial of coverage for the cost and expenses incurred in connection with the SEC investigation and related matters. Liberty removed the complaint to the United States District Court for the District of Colorado, which in August 2016 granted Liberty’s motion for summary judgment, denying coverage and dismissing our claims with prejudice, and denied us motion for summary judgment. We filed an appeal in November 2016. We filed our opening brief on February 1, 2017 and Liberty filed its response brief on April 7, 2017. We filed our reply brief on May 5, 2017. The case moved to the 10th Circuit Court of Appeals. In October 2017 the 10th Circuit Court affirmed the lower court’s grant of summary judgment in favor of Liberty. We intend to seek a rehearing of the appellate court’s decision.

Manchester City Football Group

We were engaged in a dispute with City Football Group Limited (“CFG”), the owner of Manchester City Football Group, concerning amounts allegedly owed by the us under a Sponsorship Agreement with CFG. In August 2016, CFG commenced arbitration in the United Kingdom against us, seeking approximately $8.3 million for our purported breach of the Agreement. On July 28, 2017, we approved a Settlement Agreement (“Settlement Agreement”) with CFG effective July 7, 2017. The Settlement Agreement represents a full and final settlement of all litigation between the parties. Under the terms of the agreement, we agreed to pay CFG a sum of $3 million, consisting of a $1 million payment that was advanced by a related party on July 7, 2017, and subsequent $1 million installments to be paid by July 7, 2018 and July 7, 2019, respectively.

IRS Audit

On April 6, 2016, the Internal Revenue Service (“IRS”) selected our 2014 Federal Income Tax Return for audit. As a result of the audit, the IRS proposed certain adjustments with respect to the tax reporting of our former executives’ 2014 restricted stock grants. Due to our current and historical loss position, the proposed adjustments would have no material impact on our Federal income tax. On October 5, 2016, the IRS commenced an audit of our employment and withholding tax liability for 2014. The IRS is contending that we inaccurately reported the value of the restricted stock grants and improperly failed to provide for employment taxes and federal tax withholding on these grants. In addition, the IRS is proposing certain penalties associated with our filings. On April 4, 2017, we received a “30-day letter” from the IRS asserting back taxes and penalties of approximately $5.3 million, of which $0.4 million related to employment taxes and $4.9 million related to federal tax withholding and penalties. Additionally, the IRS is asserting that we owe information reporting penalties of approximately $2.0 million. Our counsel has submitted a formal protest to the IRS disputing on several grounds all of the proposed adjustments and penalties on our behalf, and we intend to pursue this matter vigorously through the IRS appeal process.  Due to uncertainty associated with determining our liability for the asserted taxes and penalties, if any, and to our inability to ascertain with any reasonable degree of likelihood, as of the date of this report, the outcome of the IRS appeals process, we are unable to provide an estimate for its potential liability, if any, associated with these taxes.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors as disclosed in our 2016 Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission on March 15, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information.

Item 6. Exhibit Index

Incorporated by Reference
ExhibitNo.	Description	Form	SEC File Number	Exhibit	Filing Date

31.1**	Certification of the Chief Executive Officer -pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2***	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**
The following materials from MusclePharm Corporation’s quarterly report on Form 10-Q for the nine months ended September 30, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit); (iv) the Condensed Consolidated Statements of Cash Flows; and (v) related notes to these financial statements.

* Indicates management contract or compensatory plan or arrangement.
** Filed herewith
*** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MUSCLEPHARM CORPORATION

Date: November 14, 2017	By:	/s/ Ryan Drexler
	Name:	Ryan Drexler
	Title:	Chief Executive Officer, President and Chairman (Principal Executive Officer) (Principal Financial Officer) (Principal Accounting Officer)