Form 10-K
period 2017-12-31
MusclePharm Corp
filed 2018-04-02
CIK 1415684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year ended December 31, 2017
Commission File Number – 000-53166

MusclePharm Corporation
(Exact name of registrant as specified in its charter)
Nevada	77-0664193
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4400 Vanowen St. Burbank, CA	91505
(Address of principal executive offices)	(Zip code)
(800) 292-3909
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

Aggregate market value of the voting common stock held by non-affiliates of the registrant at June 30, 2017: $24.0 million.

Number of shares of the registrant’s common stock outstanding at March 20, 2018: 14,650,554 (excludes 875,621 shares of common stock held in treasury).

DOCUMENTS INCORPORATED BY REFERENCE:

None

MusclePharm Corporation
Form 10-K
For the Year Ended December 31, 2017

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

PART I
Item 1. Business

MusclePharm Corporation, was incorporated in Nevada in 2006. As used in this Annual Report on Form 10-K, the terms “the Company,” “we,” “our,” “MusclePharm” or “MP” refer to MusclePharm Corporation and its predecessors and subsidiaries, unless the context indicates otherwise. The Company is headquartered in Burbank, California and, as of December 31, 2017, had the following wholly-owned operating subsidiaries: MusclePharm Canada Enterprises Corp (“MusclePharm Canada”), MusclePharm Ireland Limited (“MusclePharm Ireland”) and MusclePharm Australia Pty Limited (“MusclePharm Australia”). A former subsidiary of the Company, BioZone Laboratories, Inc. (“BioZone”), was sold on May 9, 2016.

MusclePharm Corporation is a scientifically driven, performance lifestyle company that develops, markets, and distributes branded nutritional supplements. We offer a broad range of performance powders, capsules, tablets and gels. Our portfolio of recognized brands, including MusclePharm® and FitMiss®, is marketed and sold in more than 100 countries globally. These clinically-developed, scientifically-driven nutritional supplements are developed through a six-stage research process that utilizes the expertise of leading nutritional scientists, doctors, and universities.

On August 24, 2015, the Company’s Board of Directors (the “Board”) approved a restructuring plan for the Company. The approved restructuring plan was designed to reduce costs and to better align our resources for profitable growth. Specifically, through December 31, 2017, the restructuring plan resulted in: 1) reducing our workforce; 2) abandoning certain leased facilities; 3) renegotiating or terminating a number of contracts with endorsers in a strategic shift away from such arrangements and toward more cost-effective marketing and advertising efforts; 4) discontinuing a number of stock keeping units (“SKUs”) and writing down inventory to net realizable value, or to zero in cases where the product was discontinued; and 5) writing off certain assets. We have now substantially completed the approved restructuring plan, and as such, we do not anticipate any additional significant restructuring related charges.

Management’s Plans with Respect to Liquidity and Capital Resources

Management believes the restructuring plan, the continued reduction in ongoing operating costs and expense controls, and the aforementioned growth strategy, will enable us to ultimately achieve profitability. We have reduced our operating expenses sufficiently and believe that our ongoing sources of revenue will be sufficient to cover these expenses for the foreseeable future.

As of December 31, 2017, we had a stockholders’ deficit of $12.5 million and recurring losses from operations. To manage cash flow, we entered into a secured borrowing arrangement, pursuant to which we have the ability to borrow up to $12.5 million subject to sufficient amounts of accounts receivable to secure the loan. The agreement’s term has been extended to July 31, 2018. In October 2017, we also entered into a loan and security agreement to borrow against our inventory up to a maximum of $3.0 million for an initial six-month term which automatically extends for six additional months. As of December 31, 2017, we owed $3.0 million on this credit line, of which $1.0 million was repaid subsequent to the end of the year. On November 3, 2017, we entered into a refinancing transaction with Mr. Ryan Drexler, our Chairman of the Board, Chief Executive Officer and President, to restructure all of the $18.0 million in notes payable to him, which are now due on December 31, 2019. Accordingly, such debt is classified as a long-term liability at December 31, 2017. For additional information on the refinancing with Mr. Drexler, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Indebtedness Agreements—Related-Party Notes Payable” below.

As of December 31, 2017, we had approximately $6.2 million in cash and $2.0 million in working capital.

The Company’s Consolidated Financial Statements as of and for the year ended December 31, 2017 were prepared on the basis of a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. Accordingly, they do not give effect to adjustments that could be necessary should we be required to liquidate our assets.

The Company’s ability to continue as a going concern and raise capital for specific strategic initiatives could also depend on obtaining adequate capital to fund operating losses until it becomes profitable. The Company can give no assurances that any additional capital that it is able to obtain, if any, will be sufficient to meet its needs, or that any such financing will be obtainable on acceptable terms or at all.

Mr. Drexler has verbally both stated his intent and ability to put more capital into the business if necessary. However, Mr. Drexler is under no obligation to the Company to do so, and we can give no assurances that Mr. Drexler will be willing or able to do so at a future date and/or that he will not demand payment of his refinanced convertible note on its maturity date.

We believe that our capital resources as of December 31, 2017, available borrowing capacity and current operating plans will be sufficient to fund our planned operations for at least twelve months from the date of filing this Annual Report on Form 10-K.

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

Sport Series - Scientifically-advanced, performance-driven sports nutrition items that cover the needs of athletes. This line of award-winning, independently-tested products helps to fuel athletes safely by increasing strength, energy, endurance, recovery and overall athletic performance. Sport Series’ lineup includes products like Combat Protein Powder, a top selling five-protein blend on the market, and Combat Crunch Protein Bars, Bodybuilding.com’s Bar of the Year each of the last three years.

Essentials Series - To meet the day-in and day-out demands of fitness and sport, the Essentials Series (formerly known as the Core Series) line of supplements exists for athletes to take every day. These products include daily staples for a healthy body, such as a BCAA, creatine, glutamine, carnitine, CLA, fish oil, a multi-vitamin and more.

Natural Series - A natural, non-genetically modified organism (“non-GMO”) sports performance line, made for a growing consumer base that seeks organic, vegan and plant-based nutritional product and supplement options. We created the Natural Series with USDA-certified organic ingredients, plant-based protein and natural caffeine sources, in clean and delicious formats, to power all stages of the workout.

FitMiss® - Designed and formulated specifically for the female body, FitMiss sports nutrition products are complimentary to any active female’s diet. In seeking a stronger, more balanced foundation, FitMiss ingredients support women in areas of weight management, lean muscle mass, body composition, and general health and wellness.

Sales and Marketing

Historically, our advertising and promotion expenses have consisted primarily of digital, print and media advertising, athletic endorsements and sponsorships, promotional giveaways, trade show event participation, and various partnering activities with our trading partners. Prior to our restructuring that began in late 2015, advertising and promotions were a large part of both our growth strategy and brand awareness. We built strategic partnerships with sports athletes and fitness enthusiasts through endorsements, licensing, and co-branding agreements. Additionally, we co-developed products with sports athletes and pro teams. In connection with our restructuring plan, we have terminated the majority of these contracts in a strategic shift away from such costly arrangements, and moved toward more cost-effective brand partnerships, focusing on grass-roots marketing and advertising efforts with athletes and retail outlets closer to our core audience.

In 2017, we have reinvested a portion of those savings into: (1) Building a new elite marketing organization; (2) Deep consumer research to inform everything we do; and (3) A more comprehensive, well-planned, integrated marketing strategy – an attack rooted in a balanced portfolio of owned, earned and paid marketing tactics.

Our goal is to position MusclePharm as the “must have” brand for elite athletes and fitness enthusiasts, alike, who are on a journey to holistically better themselves and achieve their maximum potential. During the third quarter of 2017, we commissioned a 1000-athlete research study, which provided us details about our consumers’ sports nutrition usage patterns, fitness goals, information sources, media consumption habits, key purchases influences, brand awareness and perception, and much more. Since then, we have developed a team of experts – consisting of both in-house employees and external partners – to drive our message to the masses via a well-planned campaign roadmap. Our marketing team members have expertise in areas including content, design, strategy, innovation, social media, search and public relations.

In focusing on our most prominent products, we plan to build breakthrough campaigns that excite our consumer base through proven tactics such as digital marketing, sampling, public relations, athlete/influencer marketing, event marketing, trade activity, paid media, advertising, SEO/SEM, and affiliate marketing. Our roster of elite athletes, influencers and brand evangelists will continue to play a meaningful role and are focused on combat sports (MMA, jiu-jitsu), weight training, CrossFit, football and more.

New product innovation, along with complementary marketing campaigns, will be a key component of driving incremental sales.

Distribution Channels

The MusclePharm brands are marketed across major global retail distribution channels – Specialty, International and Food, Drug, and Mass (“FDM”). Our largest customers, Costco Wholesale Corporation (“Costco”) and Amazon.com, Inc. (“Amazon”) accounted for approximately 26% and 13% of our 2017 net revenue, respectively. For further information concerning our customer concentration, see Note 2 to the accompanying Consolidated Financial Statements.

Specialty Market: This channel is comprised of brick-and-mortar sales and e-commerce. Due to high competition within this market, we continually seek to respond to customer trends and shifts by adjusting the mix of existing product offerings, developing new innovative products and influencing preferences through extensive and strategic marketing. We have seen significant growth in our online sales in 2017 primarily through our Amazon distribution channel.

International: We intend to continue our focus on growing our international presence by continuing to offer new products in key markets as well as opening new distribution channels in select regions of the world. Our international reach touches every relevant market in the world and continues to expand. We are evaluating the benefits of developing expanded manufacturing partnerships outside of North America to take advantage of local opportunities.

FDM: This channel is primarily served by our direct sales force, as well as our network of brokers in specific circumstances. We feel our direct relationships with these retail partners will provide us the best opportunity to expand our distribution into additional discount warehouses and national retailers.

Below is a table of net revenue by our major distribution channel:

	For the Years Ended December 31,
	2017	% of Total	2016	% of Total
Distribution Channel
Specialty	$39,056	38%	$56,979	43%
International	40,499	40%	45,751	35%
FDM	22,600	22%	27,774	21%
BioZone net revenue(1)	—	0%	1,995	1%
Total	$102,155	100%	$132,499	100%

 (1) In May 2016, we sold BioZone.

As noted above, we market our products globally. The following table sets forth revenue, net by customer geographic area based off shipping address (in thousands):

	For the Years Ended December 31,
	2017	2016
Revenue, net
United States	$61,656	$86,748
International	40,499	45,751
Total revenue, net	$102,155	$132,499

Product Research, Development and Quality Control

Science, product research, and innovation are key factors to our success. Customers’ belief in the safety and efficacy of our products is critical. Continued innovation in delivery techniques and ingredients, new product line extensions, and new product offerings are important in order to sustain existing and create new market opportunities, meet consumer demand, and strengthen consumer relationships. To support our research and development efforts, we invest in formulation, processing and packaging development, perform product quality and stability studies, and conduct consumer market research to sample consumer opinions on product concepts, design, packaging, advertising, and marketing campaigns.

Our lines of supplements have been developed through a six-stage research process that utilizes the expertise of nutritional scientists, doctors, and universities and strives to assure that all products promote quality and safety for our customers.

We are committed to science and sport being equal in our product development. We believe real-world applications are essential. We are in the process of moving the MP Sports Science Institute from Denver, Colorado to a new state-of-the-art, 20,000 square-foot professional training and performance facility in Burbank, California dedicated to optimizing the performance of our products for all ranges of athletes. We plan to use a variety of measurement devices, including ultrasound, DEXA scans and the Makoto Arena II, all of which measure bone density, body fat, etc., to gather cutting-edge feedback about our formulations. Our capabilities allow us to determine body composition, cognitive function, and multiple performance parameters such as strength, power, and endurance. Collecting data helps our team strive to improve our products and to continue to be innovative.

Our quality control team follows detailed supplier selection and certification processes, validation of raw material verification processes, analytical testing, process audits, and other quality control procedures. Our products are also subject to extensive shelf life stability testing. We also engage third-party laboratories to routinely evaluate and validate our internal testing processes on every MusclePharm product.

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

Manufacturing and Distribution

We have strategic working relationships with multiple third-party manufacturers, including our former subsidiary, BioZone. Certain of our vendors supply in excess of 10% of our products. Once a product is manufactured, it is sent to our distribution center in Spring Hill, Tennessee, or shipped directly to the customer. All of the third-party manufacturing facilities that we source from and distribution facilities are designed and operated to meet current GMP standards as promulgated by the FDA.

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

Our range of competitors include numerous nutritional supplement companies that are highly fragmented in terms of geographic market coverage, distribution channels, and product categories. In addition, large pharmaceutical companies and packaged food and beverage companies compete with us in the nutritional supplement market. Some of these companies have greater financial and distribution resources available to them than us and some compete through vertical integration. Private label entities have gained a foothold in many nutrition categories and also are direct competitors. Our principal competitors are: Cellucor, Dymatize Enterprises LLC, Iovate Health Sciences International Inc., and Optimum Nutrition, Inc.

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

We have over 70 trademark applications in the United States, 51 of which are currently registered with the United States Patent and Trademark Office. Our registered trademarks include registrations of our house marks, as well as marks associated with our core product lines.

We also have filed for protection of various marks throughout the world and are committed to a significant long-term strategy to build and protect the MusclePharm brand globally. We have applied for the “MusclePharm” mark effective in 37 countries, including the United States. The mark has been granted final trademark registration effective in all 37 of those countries.

Seasonality

Our business does not typically experience seasonal variations but revenue may fluctuate based upon promotions. During 2017, our revenue fluctuated mainly due to the discontinuation of various products and product lines as well as certain issues related to our supply chain, which limited availability of certain inventory, and have been resolved on a go-forward basis.

Employees

As of December 31, 2017, we had 56 total employees, all of whom were full time. None of the employees are represented by a union. Management considers its relations with our employees to be good and to have been maintained in a normal and customary manner.

Corporate Information

Our principal executive offices are located at 4400 Vanowen St., Burbank, CA 91505 and our telephone number is (800) 292-3909. We were incorporated in the State of Nevada in 2006. Our Internet addresses are www.musclepharm.com and www.musclepharmcorp.com. The information contained on our websites is not incorporated herein.

Available Information

Our corporate website is www.musclepharmcorp.com. We post the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”): our Annual Report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as amended.

All such filings are available free of charge on the Investor Relations section of our website, or from the SEC’s website at www.sec.gov. Information on our website does not constitute part of this report. Also available on the Investor Relations section of our website are the charters of the committees of our Board, as well as our corporate governance guidelines and code of ethics. Copies of any of these documents will be provided in print to any shareholder who submits a request in writing to MusclePharm Investor Relations, 4400 Vanowen St., Burbank, CA 91505. Additionally, our filings with the SEC may be read and copied at the SEC Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling 800-SEC-0330.

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

Risks Related to Our Business and Industry

Our indebtedness may limit our operating flexibility.

We have a convertible secured promissory note with our Chairman of the Board, Chief Executive Officer and President, Mr. Ryan Drexler, with an aggregate principal amount of $18.0 million. Our indebtedness could have important consequences to us. For example, it could:

●
make us more vulnerable to general adverse economic and industry conditions;
●
limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions and other general corporate requirements; and
●
limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate

In addition, our ability to pay or refinance our debt depends on our successful financial and operating performance, cash flows and capital resources, which in turn depend upon prevailing economic conditions and certain financial, business and other factors, many of which are beyond our control. These factors include, among others:

●
economic and demand factors affecting our industry;
●
pricing pressures;
●
increased operating costs; competitive conditions; and
●
other operating difficulties.

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

Each of the following factors, as well as others, may affect our operating results:

●
our loss of one or more significant customers;
●
the introduction of successful new products by our competitors; and
●
adverse media reports on the use or efficacy of nutritional supplements.

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

As of December 31, 2017, Mr. Ryan Drexler, our Chairman of the Board, Chief Executive Officer and President, beneficially owns approximately 59% of our outstanding shares of common stock, including debt representing 52% of our common stock on an as-converted basis, which is convertible into common stock at Mr. Drexler’s election. As a result, Mr. Drexler may be able to substantially influence the strategic direction of the Company and the outcome of matters requiring approval by our stockholders. Mr. Drexler’s interests, including his interests as a holder of a convertible secured promissory note for $18.0 million, may not be, at all times, the same as those of our other stockholders, and his control may delay, deter or prevent acts that may be favored by our other stockholders.

Our failure to respond appropriately to competitive challenges, changing consumer preferences and demand for new products could significantly harm our customer relationships and product sales.

The nutritional sports supplement industry is characterized by intense competition for product offerings and rapid and frequent changes in consumer demand. Our failure to accurately predict product trends could negatively impact our results and cause our revenues to decline.

Our success with any particular product offering (whether new or existing) depends upon a number of factors, including our ability to:

●
deliver quality products in a timely manner in sufficient volumes;
●
accurately anticipate customer needs and forecast accurately to our manufacturers;
●
differentiate our product offerings from those of our competitors;
●
competitively price our products; and
●
develop new products.

Furthermore, products often have to be promoted heavily in stores or in the media to obtain visibility and consumer acceptance. Acquiring distribution for products is difficult and often expensive due to slotting and other promotional charges mandated by retailers. Products can take substantial periods of time to develop consumer awareness, consumer acceptance and sales volume. Accordingly, some products may fail to gain or maintain sufficient sales volume and as a result may have to be discontinued. In a highly competitive marketplace, it may be difficult to have retailer’s open SKU’s for new products.

Our industry is highly competitive, and our failure to compete effectively could adversely affect our market share, financial condition, and future growth.

The nutritional supplement industry is highly competitive with respect to:

●
price;
●
shelf space and store placement;
●
brand and product recognition;
●
new product introductions; and
●
raw materials.

Some of our competitors are larger, more established companies and possess greater financial strength and other resources than we have. We face competition in the supplement market from a number of large nationally known manufacturers, private label brands and many smaller manufacturers.

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

During 2017, our largest customers, Costco and Amazon, individually accounted for approximately 26% and 13%, respectively, of our net revenue. During 2016, our largest customer, Costco, individually accounted for approximately 20% of our net revenue. Net revenue is equal to our gross revenue less product discounts, customer rebates and incentives. The loss of any of our major customers, a significant reduction in purchases by any major customer, or any serious financial difficulty of a major customer may have a material adverse effect on our sales and operating results.

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

Our insurance coverage or third-party indemnification rights may not be sufficient to cover our legal claims or other losses that we may incur in the future.

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

Certain members of our senior management team, including our Interim Chief Financial Officer, have only recently joined our management team or assumed their roles. As a result, our current management team has worked together for only a limited period of time and has a limited track record of executing our business plan as a team. Accordingly, it is difficult to predict whether our management team, individually and collectively, will be effective in operating our business.

If we are unable to retain key management personnel or hire qualified personnel, our ability to manage our business effectively and grow could be negatively impacted.

Our future success depends in part on our ability to identify, hire, develop, motivate and retain key skilled management personnel and employees for all areas of our organization, particularly sales and marketing. Competition in our industry for qualified employees is intense. The loss or limitation of the services of any of our key management employees or our inability to hire qualified employees could have a material adverse effect on our business and results of operations.

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

Our consolidated results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. For the year ended December 31, 2017, approximately 40% of our revenue was from international sales. The majority of our revenue is denominated in United States Dollars, with the exception of Canada and Ireland, where we invoice primarily in local currencies. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in North America and Europe. Revenue resulting from selling in local currencies and costs incurred in local currencies are exposed to foreign currency exchange rate fluctuations that can affect our operating income. As exchange rates vary, our operating income may differ from expectations. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative instruments.

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

Our articles of incorporation, as amended, authorize the issuance of 100,000,000 shares of common stock and 10,000,000 shares of preferred stock. As of December 31, 2017, 14,650,554 shares of our common stock were outstanding and we did not have any outstanding shares of preferred stock. The future issuance of common stock and preferred stock may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

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

Our convertible promissory note agreement that we have entered into with Mr. Drexler contain restrictive covenants that limit our ability to, among other things, incur additional debt and grant liens on assets. If we fail to comply with the restrictions in this convertible promissory note agreement, a default may allow Mr. Drexler to accelerate the related debt and to exercise his remedies under the agreement, which includes the right to declare the principal amount of that debt, together with accrued and unpaid interest and other related amounts, immediately due and payable, and to exercise any remedies he may have to foreclose on assets that are subject to liens securing that debt.

For additional details regarding our indebtedness, see Note 8 to the accompanying Consolidated Financial Statements.

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

●
requiring stockholders who wish to request a special meeting of the stockholders to disclose certain specified information in such request and to deliver such request in a specific way within a certain timeframe, which may inhibit or deter stockholders from requesting special meetings of the stockholders;
●
requiring that stockholders who wish to act by written consent request a record date from us for such action and such request must include disclosure of certain specified information, which may inhibit or deter stockholders from acting by written consent;
●
establishing the Board as the sole entity to fill vacancies of the Board, which lengthens the time needed to elect a new majority of the Board;
●
establishing a two-thirds majority vote of the stockholders to remove a director from the Board, as opposed to a simple majority, which lengthens the time needed to elect a new majority of the Board; and
●
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

At this time, we do not have 100 shareholder-of-record residents of Nevada. Therefore, the provisions of the control share acquisition act do not apply to acquisitions of our shares and will not until such time as these requirements have been met. At such time as they may apply, the provisions of the control share acquisition act may discourage companies or persons interested in acquiring a significant interest in or control of us, regardless of whether such acquisition may be in the interest of our shareholders.

Item 1B. Unresolved Staff comments

None.

Item 2. Properties

As of December 31, 2017, we operated in leased office and warehouse facilities across the U.S. and Canada totaling approximately 116,000 square feet, including approximately 27,000 square feet for our corporate headquarters and MP Sports Science Center in Burbank, California. We do not own any real property. Our office space and locations as of December 31, 2017 can be seen in the below table.

Location	Function	Approximate Square Feet	Expiration Date of Lease	Monthly Rent
Burbank, CA	Company Headquarters, MP Sports Science Center	27,226	September 30, 2022	$36,400
Denver, CO	Company Headquarters prior to November 2017	30,302	December 31, 2020	$10,500
Burlington, Ontario, Canada	MP Canada subsidiary	2,390	December 31, 2018 CAD	3,286
Spring Hill, TN	Warehouse and distribution	52,740	June 30, 2020	$21,450

Item 3. Legal Proceedings

In the normal course of business or otherwise, we may become involved in legal proceedings. We will accrue a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. The accrual for a litigation loss contingency might include, for example, estimates of potential damages, outside legal fees and other directly related costs expected to be incurred. As of December 31, 2017, we were involved in the following material legal proceedings described below. These are not the only legal proceedings in which we are involved. We are involved in additional legal proceedings in the ordinary course of our business and otherwise.

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

Former Executive Lawsuit

In December 2015 we accepted notice by Mr. Richard Estalella (“Estalella”) to terminate his employment as our President. Although Estalella sought to terminate his employment with us for “Good Reason,” as defined in Estalella’s employment agreement with us, we advised Estalella that we deemed his resignation to be without Good Reason.

In February 2016, Estalella filed a complaint in Colorado state court against us and Ryan Drexler, Chairman of the Board, Chief Executive Officer and President, alleging, among other things, that we breached his employment agreement, and seeking certain equitable relief and unspecified damages. We believe Estalella’s claims are without merit. As of the date of this report, we have evaluated the potential outcome of this lawsuit and recorded the liability consistent with our policy for accruing for contingencies. We have concluded the discovery phase of the lawsuit and are preparing for trial, with a revised trial date expected to commence in May 2018.

Insurance Carrier Lawsuit

We are engaged in litigation with an insurance carrier, Liberty Insurance Underwriters, Inc. (“Liberty”), arising out of Liberty’s denial of coverage. In 2014, we sought coverage under an insurance policy with Liberty for claims against our directors and officers arising out of an investigation by the Securities and Exchange Commission. Liberty denied coverage, and, on February 12, 2015, we filed a complaint in the District Court, City and County of Denver, Colorado against Liberty claiming wrongful and unreasonable denial of coverage for the cost and expenses incurred in connection with the SEC investigation and related matters. Liberty removed the complaint to the United States District Court for the District of Colorado, which in August 2016 granted Liberty’s motion for summary judgment, denying coverage and dismissing our claims with prejudice, and denied our motion for summary judgment. We filed an appeal in November 2016. We filed our opening brief on February 1, 2017 and Liberty filed its response brief on April 7, 2017. We filed our reply brief on May 5, 2017. The case moved to the 10th Circuit Court of Appeals (the “10th Circuit”). In October 2017 the 10th Circuit affirmed the lower court’s grant of summary judgment in favor of Liberty. We are currently working with Liberty to determine what amounts are recoverable under the policy that fall outside of the litigation.

Manchester City Football Group

We were engaged in a dispute with City Football Group Limited (“CFG”), the owner of Manchester City Football Group, concerning amounts allegedly owed by us under a Sponsorship Agreement with CFG(the “Sponsorship Agreement”). In August 2016, CFG commenced arbitration in the United Kingdom against us, seeking approximately $8.3 million for the Company’s purported breach of the Sponsorship Agreement.

On July 28, 2017, we approved a Settlement Agreement (the “CFG Settlement Agreement”) with CFG effective July 7, 2017. The CFG Settlement Agreement represents a full and final settlement of all litigation between the parties. Under the terms of the agreement, we agreed to pay CFG a sum of $3 million, consisting of a $1 million payment that was advanced by a related party on July 7, 2017, and subsequent $1 million installments to be paid by July 7, 2018 and July 7, 2019, respectively.

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

	High	Low
2017
Fourth Quarter	$1.50	$0.42
Third Quarter	$1.94	$1.20
Second Quarter	$2.25	$1.90
First Quarter	$2.19	$1.72

2016
Fourth Quarter	$2.40	$1.54
Third Quarter	$3.10	$2.00
Second Quarter	$3.25	$2.65
First Quarter	$3.55	$1.71

Quotations on the OTCQB reflect bid and ask quotations, may reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions. Our transfer agent is Corporate Stock Transfer, Inc., which is located at 3200 Cherry Creek Drive South, Suite 430, Denver, Colorado 80209.

Holders of Record

As of March 20, 2018, the closing price of our common stock was $0.75, as provided by the OTCQB, and we had 14,650,554 shares of common stock outstanding, held by approximately 310 holders of record of our common stock. The number of holders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker or clearing agency, but does include each such broker or clearing agency as one record holder.

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

●
contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of the Exchange Act;
●
contains a brief, clear, narrative description of a dealer market, including “bid” and “ask” prices for penny stocks and the significance of the spread between the bid and ask price;
●
contains a toll-free telephone number for inquiries on disciplinary actions;
●
defines significant terms in the disclosure document or in the conduct of trading penny stocks; and
●
contains such other information and is in such form (including language, type, size and format) as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:

●
the bid and offer quotations for the penny stock;
●
the compensation of the broker-dealer and its salesperson in the transaction;
●
the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
●
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

Overview

We are a scientifically-driven performance lifestyle company that develops, manufactures, markets and distributes branded sports nutrition products and nutritional supplements. We offer a broad range of performance powders, bars and capsules, which seek to help athletes of all types achieve a heightened level of performance and satisfaction. Our portfolio consists of sports nutrition staples, such as protein powders and bars, and preworkout powders, as well as well-known supplements like creatine, BCAA, fish oil, a multi-vitamin and more. These products fall under globally-recognized brands, MusclePharm® and FitMiss®, which are marketed and sold in more than 100 countries globally. In late 2017, we relocated our corporate headquarters from Denver, CO to Burbank, CA.

Our offerings are clinically-developed through a six-stage research process, and all of our manufactured products are rigorously vetted for banned substances by the leading quality assurance program, Informed-Choice. While we initially drove growth in the Specialty retail channel, in recent years we have expanded our focus to drive sales and retailer growth across leading e-commerce, Food Drug & Mass, and Club retail channels, including Amazon, Costco, Kroger, Walgreens, 7-Eleven, and many others. Our sales in the e-commerce space grew approximately 250% in the year ended December 31, 2017 compared to the year ended December 31, 2016. Additionally, BodyBuilding.com named our Combat Crunch Bar as Protein Bar of the Year in each of 2015, 2016 and 2017.

Outlook and Summary of Significant Transactions and Activities During 2017

During 2017, we made significant progress stabilizing our Company, strengthening the brand and continuing to build out our status as a leading nutritional supplement innovator, focused on the needs of athletes. Following is a brief discussion of our significant accomplishments.

Introduction of our Organic Line, the MP Natural Series

During the second quarter of 2017, we introduced a new organic product line, the MP Natural Series (the “Natural Series”). The Natural Series accounted for approximately $1.5 million of revenues in the year ended December 31, 2017. The Natural Series continues to receive the attention of athletes and gain expansion in both the natural retailer channel and FDM channel via acceptance at retailers such as Sprouts, Fresh Thyme and various Kroger banners. Utilizing current consumer insights, we believe that the Natural Series will take advantage of the current trend of organic and non-GMO performance supplements, introducing us to potential new consumers and broadening our base of existing consumers.

Relocation of our Corporate Headquarters

In fourth quarter of 2017, we relocated our corporate headquarters from Denver, CO to Burbank, CA. The move had three primary intentions: (i) enable us to be closer to our largest consumer base and influencers; (ii) find new talent to help shepherd the brand forward in a differential way; and (iii) allow for year-round training and content capture at our Sports Science Institute.

Since moving, we have built out an entirely revamped Sports Science Institute in a 20,000 square-foot space, consisting of training equipment for cross training, weight training, combat sport training, and more, as well as an area dedicated specifically to athlete recovery. MusclePharm athletes, as well as professional trainers, dieticians and influencers, use the facility on a regular basis. Moreover, we have hosted events including the Eddie Bravo Invitational, a jiu-jitsu exhibition, which was broadcast live on UFC Fight Pass, as well as Pay Per View.

We believe the move positions our Company in an influential light within a competitive industry, and has afforded MusclePharm the opportunity to source new leaders from complementary industries.

Settlement of the Manchester City Football Group Litigation

During July 2017, we settled our dispute with Manchester City Football Group, arising out of a dispute between the parties. We recorded a loss on the settlement of $1.5 million for the year ended December 31, 2017. See additional information in Note 9 to the accompanying Consolidated Financial Statements.

Marketing Team Overhaul

In August 2017, we hired a Chief Marketing Officer, Matthew Kerbel, whose prior experience spans includes organizations including Lyft, General Mills and Activision. Mr. Kerbel is charged with tasks including energizing sales via the integration of research-informed, 360° marketing programs, evolving our digital ecosystem, driving earned media in partnership with key influencers and public relations firms; shepherding, the MusclePharm brand to be more community-oriented. Since the hiring, we have overhauled the marketing organization, which now consists of an internal creative capability (including a new Creative Director), agency partners, and freelance expert consultants.

Outlook

As we continue to execute our growth strategy and focus on our core operations, we anticipate both continued improvement in our operating margins and expense structure, as well as topline sales advancement. The termination of the Arnold Schwarzenegger product-line licensing agreement, discontinuance of unprofitable SKUs and product families, as well as the migration to new product suppliers have impacted revenue growth for the short-term. However, we anticipate revenues and growth margin to strengthen as we increase focus on our core MusclePharm products. In addition, the sale of our wholly-owned subsidiary, BioZone, in May 2016, enables us to further narrow our focus on core products, and further innovate and develop new products. We also anticipate continued savings in advertising and promotions expenses as we focus on effective marketing and advertising strategies, and move away from celebrity endorsements.

Management’s Plans with Respect to Liquidity and Capital Resources

Management believes the substantially completed restructuring plan, the continued reduction in ongoing operating costs and expense controls, and the aforementioned growth strategy, will enable us to ultimately achieve profitability. We have reduced our operating expenses sufficiently and believe that our ongoing sources of revenue will be sufficient to cover these expenses for the foreseeable future.

As of December 31, 2017, we had a stockholders’ deficit of $12.5 million and recurring losses from operations. To manage cash flow, we entered into a secured borrowing arrangement, pursuant to which we have the ability to borrow up to $12.5 million subject to sufficient amounts of accounts receivable to secure the loan. The Agreement’s term has been extended to July 31, 2018. In October 2017, we also entered into a loan and security agreement to borrow against our inventory up to a maximum of $3.0 million for an initial six-month term which automatically extends for six additional months. As of December 31, 2017, we owed $3.0 million on this credit line, of which $1.0 million was repaid subsequent to the end of the year. On November 3, 2017, we entered into a refinancing transaction with Mr. Ryan Drexler, our Chairman of the Board, Chief Executive Officer and President, to restructure all of the $18.0 million in notes payable to him, which are now due on December 31, 2019. Accordingly, such debt is classified as a long-term liability at December 31, 2017.

As of December 31, 2017, we had approximately $6.2 million in cash and $2.0 million in working capital.

The Company’s Consolidated Financial Statements as of and for the year ended December 31, 2017 were prepared on the basis of a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. Accordingly, they do not give effect to adjustments that could be necessary should we be required to liquidate our assets.

The Company’s ability to continue as a going concern and raise capital for specific strategic initiatives could also depend on obtaining adequate capital to fund operating losses until it becomes profitable. The Company can give no assurances that any additional capital that it is able to obtain, if any, will be sufficient to meet its needs, or that any such financing will be obtainable on acceptable terms.

Mr. Drexler has verbally both stated his intent and ability to put more capital into the business if necessary. However, Mr. Drexler is under no obligation to the Company to do so, and we can give no assurances that Mr. Drexler will be willing or able to do so at a future date and/or that he will not demand payment of his refinanced convertible note on December 31, 2019.

We believe that our capital resources as of December 31, 2017, available borrowing capacity and current operating plans will be sufficient to fund the planned operations for at least twelve months from the date of filing this report.

Results of Operations

Comparison of the Year Ended December 31, 2017 to the Year Ended December 31, 2016

	For the Years Ended December 31,
	2017	2016	$ Change	% Change
	($ in thousands)
Revenue, net	$102,155	$132,499	$(30,344)	(22.9)%
Cost of revenue (1)	71,710	88,026	(16,316)	(18.5)
Gross profit	30,445	44,473	(14,028)	(31.5)
Operating expenses:
Advertising and promotion	9,352	10,652	(1,300)	(12.2)
Salaries and benefits	10,134	18,033	(7,899)	(43.8)
Selling, general and administrative	12,071	15,941	(3,870)	(24.3)
Research and development	642	1,869	(1,227)	(65.7)
Professional fees	3,378	5,735	(2,357)	(41.1)
Restructuring and other charges	—	(3,477)	3,477	(100.0)
Settlement of obligations	1,877	—	1,877	100.0
Impairment of assets	180	4,378	(4,198)	(95.9)
Total operating expenses	37,634	53,131	(15,497)	(29.2)
Loss from operations	(7,189)	(8,658)	1,469	(17.0)
Gain on settlement of accounts payable	430	9,927	(9,497)	(95.7)
Loss on sale of subisdiary	—	(2,115)	2,115	(100.0)
Other expense, net	(4,072)	(2,313)	(1,759)	76.0
Loss before provision for income taxes	(10,831)	(3,159)	(7,672)	(242.9)
Provision for income taxes	142	318	(176)	(55.3)
Net loss	$(10,973)	$(3,477)	$7,496	(215.6)%

(1)
Cost of revenue for the year ended December 31, 2016 includes restructuring charges of $2.3 million, related to write-down of inventory for discontinued products.

The following table presents our operating results as a percentage of revenue, net for the periods presented:

	For the Years Ended December 31,
	2017	2016
Revenue, net	100%	100%
Cost of revenue	70	66
Gross profit	30	34
Operating expenses:
Advertising and promotion	9	8
Salaries and benefits	10	14
Selling, general and administrative	12	12
Research and development	1	2
Professional fees	3	4
Restructuring and other charges	—	(3)
Settlement obligations	2	—
Impairment of assets	—	3
Total operating expenses	37	40
Loss from operations	(7)	(6)
Gain on settlement of accounts payable	—	7
Loss on sale of subisdiary	—	(2)
Other expense, net	(4)	(2)
Loss before provision for income taxes	(11)	(3)
Provision for income taxes	—	—
Net loss	(11)%	(3)%

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

Net revenue decreased $30.3 million, or 22.9%, to $102.2 million for the year ended December 31, 2017, compared to $132.5 million for the year ended December 31, 2016. Net revenue for the year ended December 31, 2017 decreased $2.0 million due to the sale of BioZone. Net revenue from our international customers decreased by $5.2 million or 11.5%, net revenue from FDM decreased $5.2 million or 18.6%, and net revenue from specialty lines decreased $17.9 million or 31.5%. These decreases were related primarily to a general shift in business strategy to streamline our distribution channels and increased efforts to online marketing. Discounts and sales allowances decreased to 15% of gross revenue, or $18.0 million, for the year ended December 31, 2017 from 21% of gross revenue, or $34.6 million for the same period in 2016. The decrease in discounts and allowances is primarily related to a reduction of promotions related to new product introductions and a reduction of discounts and allowances on existing products with key customers.

During the year ended December 31, 2017, our largest customers, Costco and Amazon, accounted for approximately 26% and 13%, respectively, of our net revenue. During the year ended December 31, 2016, our largest customer, Costco, accounted for approximately 20% of our net revenue.

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

Costs of revenue decreased 18.5% to $72.0 million for the year ended December 31, 2017, compared to $88.0 million for the same period in 2016. Accordingly, gross profit for the year ended December 31, 2017 decreased $14.0 million to $30.4 million compared to $44.5 million for the same period 2016. Gross profit margin was 30% and 34% for the years ended December 31, 2017 and 2016, respectively.

Operating Expenses

Operating expenses for the year ended December 31, 2017 were $37.6 million, compared to $53.1 million for the same period in 2016. During the third quarter of 2015, we commenced our restructuring plan, which resulted in a credit of $3.5 million during the year ended December 31, 2016. Changes to operating expenses are as follows:

Advertising and Promotion

Our advertising and promotion expenses consist primarily of digital, print and media advertising, athletic endorsements and sponsorships, promotional giveaways, trade show events and various partnering activities with our retail partners.

Advertising and promotion expenses decreased 12.2% to $9.4 million for the year ended December 31, 2017, or 9% of revenue, compared to $10.7 million, or 8% of revenue, for the same period in 2016. We have implemented new strategies to our advertising and promotion expenditures to maximize our gross profit and have focused our efforts from athletic endorsements to strategic partnerships within the industry in order to maximize our sales and profits. We plan to monitor these efforts during 2018 for effectiveness and have plans for continued promotions.

Salaries and Benefits

Salaries and benefits consist primarily of salaries, bonuses, benefits and stock-based compensation paid or provided to our employees. These costs are a significant component of our operating expenses. During the third quarter of 2015, we executed a restructuring plan, resulting in a reduction in our workforce that concluded during the third quarter of 2016. Salaries and benefits continued to decrease due to potential additional headcount reductions, limited headcount additions, as well as a reduction of future restricted stock awards, and a reduction in amortization of existing stock-based grants through the end of 2017. We relocated our headquarters in the fourth quarter of 2017 and are in the process of phasing out our international offices. We anticipate that during 2018, our salaries and benefits will stabilize and align with our future growth.

Salaries and benefits decreased 43.8% to $10.1 million, or 10% of revenue, for the year ended December 31, 2017 compared to $18.0 million, or 14% of revenue, for the same period in 2016. Stock-based compensation expense decreased $3.1 million and other compensation expense decreased by $4.8 million related to the reductions of our headcount.

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

Selling, general and administrative expenses decreased by 24.3% to $12.1 million, or 12% of revenue, for the year ended December 31, 2017 compared to $15.9 million, or 12% of revenue, for the same period in 2016. The decrease was primarily due to lower office expenses and other cost savings of $1.6 million, lower freight expense of $1.2 million, a decrease in rent expense of $0.4 million, lower depreciation and amortization of $0.7 million, lower insurance costs of $0.4 million and lower IT costs of $0.7 million. These expenses were partially offset by increases of $1.1 million related to an increase in provisions for doubtful accounts.

Research and Development

Research and development expenses consist primarily of R&D personnel salaries, bonuses, benefits, and stock-based compensation, product quality control, which includes third-party testing, and research fees related to the development of new products. We expense research and development costs as incurred.

Research and development expenses decreased 65.7% to $0.6 million, or 1% of revenue, for the year ended December 31, 2017 compared to $1.9 million, also 1% of revenue, for the same period in 2016. The decrease was primarily due to a reduction in salaries and benefits and research fees.

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

Professional fees decreased 41.1% to $3.4 million, or 3% of revenue, for the year ended December 31, 2017, compared to $5.7 million, or also 4% of revenue, for the same period in 2016. The decrease was primarily due to a decrease in legal fees of $1.3 million related primarily to a reduction in litigation, accounting fees of $0.6 million, fees related to the SEC matters of $0.2 million, and lower consulting fees of $0.2 million.

Restructuring and Other Charges

For the year ended December 31, 2016, we recorded a credit in “Restructuring and other charges” of $3.5 million which primarily included: (i) an expense credit of $4.8 million related to the release of the restructuring accrual of $7.0 million which was expensed during the year ended December 31, 2015, offset by the cash payment of $2.2 million related to the settlement agreement which terminated all future commitments between ETW Corporation (“ETW”) and the Company (see Note 14 to the accompanying Consolidated Financial Statements); (ii) $1.4 million related to write-off of long-lived assets related to the abandonment of certain lease facilities; and (iii) $0.9 million related to severance and other employee compensation costs. The restructuring plan was substantially complete as of December 31, 2016.

Settlement of obligations

For the year ended December 31, 2017, we recorded settlement of obligation charges of $1.9 million, which included: (i) a settlement of $1.5 million with the Manchester City Football Group, (ii) a settlement of $0.2 million with Sherman and Howard and (iii) the settlement of two additional lawsuits totaling $0.2 million.

Impairment of assets

During the year ended December 31, 2017, we determined that certain portions of our former headquarters in Denver, CO, which totaled $0.2 million, were impaired due to the closure of our gym and the discontinued use of certain portions of our facility.

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

Gain on settlement of accounts payable

During 2017, we negotiated the reduction in various accounts, resulting in a total gain of $0.4 million.

During November 2016, we settled our dispute with Capstone arising out of a manufacturing agreement between the parties. We recorded a gain on settlement of $9.1 million for the year ended December 31, 2016. See additional information in Note 9 of the accompanying Consolidated Financial Statements. In addition, we negotiated the reduction of various accounts, resulting in a total gain of $9.9 million.

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

Other expense, net

For the years ended December 31, 2017 and 2016, “Other expense, net” consisted of the following (in thousands):

	For the Years Ended December 31,
	2017	2016
Other expense, net:
Interest expense, related party	$(2,423)	$(682)
Interest expense, other	(46)	(258)
Interest expense, secured borrowing arrangement	(792)	(702)
Foreign currency transaction gain	26	23
Other	(837)	(694)
Total other expense, net	$(4,072)	$(2,313)

Net other expense for the year ended December 31, 2017 increased 76%, or $1.8 million, compared to the same period in 2016. The increase in net other expense was primarily related to financing fees and other miscellaneous expenses.

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

Liquidity and Capital Resources

Management believes the substantially completed restructuring plan, the continued reduction in ongoing operating costs and expense controls, and the aforementioned growth strategy, will enable us to ultimately achieve profitability. We have reduced our operating expenses sufficiently and believe that our ongoing sources of revenue will be sufficient to cover these expenses for the foreseeable future.

As of December 31, 2017, we had a stockholders’ deficit of $12.5 million and recurring losses from operations. To manage cash flow, we entered into a secured borrowing arrangement, pursuant to which we have the ability to borrow up to $12.5 million subject to sufficient amounts of accounts receivable to secure the loan. The Agreement’s term has been extended to July 31, 2018. In October 2017, we also entered into a loan and security agreement to borrow against our inventory up to a maximum of $3.0 million for an initial six-month term which automatically extends for six additional months. As of December 31, 2017, we owed $3.0 million on this credit line, of which $1.0 million was repaid subsequent to the end of the year. On November 3, 2017, we entered into a refinancing transaction with Mr. Ryan Drexler, our Chairman of the Board, Chief Executive Officer and President, to restructure all of the $18.0 million in notes payable to him, which are now due on December 31, 2019. Accordingly, such debt is classified as a long-term liability at December 31, 2017.

As of December 31, 2017, we had approximately $6.2 million in cash and $2.0 million in working capital.

The Company’s Consolidated Financial Statements as of and for the year ended December 31, 2017 were prepared on the basis of a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. Accordingly, they do not give effect to adjustments that could be necessary should we be required to liquidate assets.

The Company’s ability to continue as a going concern and raise capital for specific strategic initiatives could also depend on obtaining adequate capital to fund operating losses until it becomes profitable. The Company can give no assurances that any additional capital that it is able to obtain, if any, will be sufficient to meet its needs, or that any such financing will be obtainable on acceptable terms.

Mr. Drexler has verbally both stated his intent and ability to put more capital into the business if necessary. However, Mr. Drexler is under no obligation to the Company to do so, and we can give no assurances that Mr. Drexler will be willing or able to do so at a future date and/or that he will not demand payment of his refinanced convertible note on December 31, 2019.

We expect our capital resources as of December 31, 2017, available borrowing capacity and current operating plans will be sufficient to fund the planned operations for at least twelve months from the date of filing this report.

Our net consolidated cash flows are as follows (in thousands):

	For the Years Ended December 31,
	2017	2016
Consolidated Statements of Cash Flows Data:
Net cash used in operating activities	$(5,131)	$(15,068)
Net cash (used in) provided by investing activities	(37)	5,395
Net cash provided by financing activities	6,436	7,522
Effect of exchange rate changes on cash	17	13
Net change in cash	$1,285	$(2,138)

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

Our operating cash flows were $9.9 million higher for the year ended December 31, 2017 compared to the same period in 2016. The change primarily relates to the net change in net operating assets and liabilities, which resulted in a use of cash of $5.1 million and $15.1 million for the years ended December 31, 2017 and 2016, respectively. During the year ended December 31, 2017, the increase in our accounts receivable resulted in a decrease of our working capital of $4.6 million. The decreases were partially offset by increases of our working capital through an increase in our liabilities related to accounts payable and accrued liabilities of $2 million and a decrease in our inventory and prepaid items of $3 million. During the year ended December 31, 2016, the decrease in liabilities related to accounts payable and accrued liabilities resulted in a $20.8 million decrease in working capital. These decreases were offset by a reduction in our accounts receivable balance, which provided a source of working capital of $7.3 million. These changes in working capital were offset by a net loss adjusted for non-cash charges, which resulted in a use of cash of $5.1 million for the year ended December 31, 2017, compared to a use of cash of $15.1 million for the same period in 2016.

Investing Activities

Cash used by investing activities was $37,000 for the year ended December 31, 2017 for the purchases of property and equipment.

Cash provided by investing activities was $5.4 million for the year ended December 31, 2016, primarily due to the cash proceeds from sale of BioZone totaling $5.9 million, offset by purchases of property and equipment of $0.5 million.

Financing Activities

Cash provided by financing activities was $6.4 million for the year ended December 31, 2017, primarily due to borrowings of $3.0 million from a line of credit, $2.7 million in net borrowings from our secured line of credit, and $0.9 million in net proceeds from secured promissory notes with Mr. Drexler, our Chairman of the Board, Chief Executive Officer and President.

Cash provided by financing activities was $7.5 million for the year ended December 31, 2016, primarily due to the proceeds from the second convertible secured promissory note with Mr. Drexler, of $11.0 million and proceeds from our secured borrowing arrangement, offset by repayment on our line of credit of $3.0 million and repayment of a term loan of $2.9 million.

Indebtedness Agreements

Related-Party Notes Payable

On November 3, 2017, we entered into a refinancing transaction (the “Refinancing”) with Mr. Ryan Drexler, the Company’s Chairman of the Board of Directors, Chief Executive Officer and President. As part of the Refinancing, we issued to Mr. Drexler an amended and restated convertible secured promissory note (the “Refinanced Convertible Note”) in the original principal amount of $18,000,000, which amends and restates (i) a convertible secured promissory note dated as of December 7, 2015, and amended as of January 14, 2017, in the original principal amount of $6,000,000 with an interest rate of 8% prior to the amendment and 10% following the amendment (the “2015 Convertible Note”), (ii) a convertible secured promissory note dated as of November 8, 2016, in the original principal amount of $11,000,000 with an interest rate of 10% (the “2016 Convertible Note”) , and (iii) a secured demand promissory note dated as of July 27, 2017, in the original principal amount of $1,000,000 with an interest rate of 15% (the “2017 Note”, and together with the 2015 Convertible Note and the 2016 Convertible Note, collectively, the “Prior Notes”). The due date of the 2015 Convertible Note and the 2016 Convertible Note was November 8, 2017. The 2017 Note was due on demand.

2017 Refinanced Convertible Note

The $18 million Refinanced Convertible Note bears interest at the rate of 12% per annum. Interest payments are due on the last day of each quarter. At our option (as determined by its independent directors), we may repay up to one sixth of any interest payment by either adding such amount to the principal amount of the note or by converting such interest amount into an equivalent amount our common stock. Any interest not paid when due shall be capitalized and added to the principal amount of the Refinanced Convertible Note and bear interest on the applicable interest payment date along with all other unpaid principal, capitalized interest, and other capitalized obligations.

Both the principal and the interest under the Refinanced Convertible Note are due on December 31, 2019, unless converted earlier.

Mr. Drexler may convert the outstanding principal and accrued interest into shares of our common stock at a conversion price of $1.11 per share at any time. We may prepay the Refinanced Convertible Note by giving Mr. Drexler between 15 and 60 days’ notice depending upon the specific circumstances, subject to Mr. Drexler’s conversion right.

The Refinanced Convertible Note contains customary events of default, including, among others, the failure by us to make a payment of principal or interest when due. Following an event of default, interest will accrue at the rate of 14% per annum. In addition, following an event of default, any conversion, redemption, payment or prepayment of the Refinanced Convertible Note will be at a premium of 105%. The Refinanced Convertible Note also contains customary restrictions on the ability of us to, among other things, grant liens or incur indebtedness other than certain obligations incurred in the ordinary course of business. The restrictions are also subject to certain additional qualifications and carveouts, as set forth in the Refinanced Convertible Note. The Refinanced Convertible Note is subordinated to certain other indebtedness of us, as described below.

As part of the Refinancing, we and Mr. Drexler entered into a restructuring agreement (the “Restructuring Agreement”) pursuant to which the parties agreed to enter into the Refinanced Convertible Note and to amend and restate the security agreement pursuant to which the Prior Notes were secured by all of the assets and properties of us and our subsidiaries whether tangible or intangible, by entering into the Third Amended and Restated Security Agreement (the “Amended Security Agreement”). Pursuant to the Restructuring Agreement, we agreed to pay, on the effective date of the Refinancing, all outstanding interest on the Prior Notes through November 8, 2017 and certain fees and expenses incurred by Mr. Drexler in connection with the Restructuring.

In connection with the refinancing, the Company recorded a debt discount of $1.2 million. The debt discount is equal to the change in the fair value of the conversion option between the Refinanced Convertible Note and the Prior Notes. The fair value of the conversion option was determined using a Monte Carlo simulation and the model of stock price behavior known as GBM which simulates a future period as a random step from a previous period.

In addition, the Refinanced Convertible Note contains two embedded derivatives for default interest and an event of default put. Due to the unlikely event of default, the embedded derivatives have a de minimis value as of December 31, 2017.

For the years ended December 31, 2017 and 2016, interest expense related to the related party notes was $2.4 million and $0.7 million, respectively. During the years ended December 31, 2017 and 2016, $2.2 million and $0.5 million, respectively, in interest was paid to Mr. Drexler. For the year ended December 31, 2016, in connection with issuing the Prior Notes, the Company recorded a beneficial conversion feature of $601,000 as a debt discount which was amortized over the original term of the debt using the effective interest method.

Inventory Financing

On October 6, 2017, we and our affiliate (together with us, “Borrower”) entered into a Loan and Security Agreement (“Security Agreement”) with Crossroads Financial Group, LLC (“Crossroads”). Pursuant to the Security Agreement, Borrower may borrow up to 70% of its Inventory Cost or up to 75% of Net Orderly Liquidation Value (each as defined in the Security Agreement), up to a maximum amount of $3.0 million at an interest rate of 1.5% per month, subject to a minimum monthly fee of $22,500. The initial term of the Security Agreement is six months from the date of execution, and such initial term is extended automatically in six-month increments, unless earlier terminated pursuant to the terms of the Security Agreement. The Security Agreement contains customary events of default, including, among others, the failure to make payments on amounts owed when due, default under any other material agreement or the departure of Mr. Drexler. The Security Agreement also contains customary restrictions on the ability of Borrower to, among other things, grant liens, incur debt and transfer assets. Under the Security Agreement, Borrower has agreed to grant Crossroads a security interest in all our present and future accounts, chattel paper, goods (including inventory and equipment), instruments, investment property, documents, general intangibles, intangibles, letter of credit rights, commercial tort claims, deposit accounts, supporting obligations, documents, records and the proceeds thereof. As of December 31, 2017, we had borrowed $3 million from Crossroads, of which $1.0 million was repaid subsequent to the end of the year.

Secured Borrowing Arrangement

In January 2016, we entered into a Purchase and Sale Agreement (the “Purchase and Sale Agreement”) with Prestige Capital Corporation (“Prestige”) pursuant to which we agreed to sell and assign and Prestige agreed to buy and accept, certain accounts receivable owed to the Company (“Accounts”). Under the terms of the Purchase and Sale Agreement, upon the receipt and acceptance of each assignment of Accounts, Prestige will pay us 80% of the net face amount of the assigned Accounts, up to a maximum total borrowings of $12.5 million subject to sufficient amounts of accounts receivable to secure the loan. The remaining 20% will be paid to us upon collection of the assigned Accounts, less any chargeback, disputes, or other amounts due to Prestige. Prestige’s purchase of the assigned Accounts from us will be at a discount fee which varies based on the number of days outstanding from the assignment of Accounts to collection of the assigned Accounts. In addition, we granted Prestige a continuing security interest in and lien upon all accounts receivable, inventory, fixed assets, general intangibles and other assets. The Purchase and Sale Agreement’s term has been extended to July 31, 2018. At December 31, 2017, we had approximately $5.4 million of outstanding borrowings.

For the year ended December 31, 2017, we sold to Prestige accounts with an aggregate face amount of approximately $42.1 million, for which Prestige paid to us approximately $33.7 million in cash. During the year ended December 31, 2017, $31.6 million was subsequently repaid to Prestige, including fees and interest.

During the year ended December 31, 2016, we sold to Prestige accounts with an aggregate face amount of approximately $54.6 million, for which Prestige paid to us approximately $43.7 million in cash. During the year ended December 31, 2016, $41.9 million was subsequently repaid to Prestige, including fees and interest.

Contractual Obligations

Our principal commitments consist of obligations under operating leases for office and warehouse facilities, capital leases for manufacturing and warehouse equipment, debt, restructuring liability and non-cancelable endorsement and sponsorship agreements. The following table summarizes our commitments to settle contractual obligations in cash as of December 31, 2017:

	Payments Due by Period
	1 Year	2 to 3 Years	4 to 5 Years	Thereafter	Total
	(in thousands)
Operating lease obligations(1)	$860	$1,581	$850	$—	$3,291
Capital lease obligations	136	151	—	—	287
Secured borrowing arrangement	8,385	—	—	—	8,385
Convertible notes with a related party(2)	1,800	19,800	—	—	21,600
Restructuring liability	599	126	—	—	725
Settlement agreement	1,000	1,000	—	—	2,000
Other contractual obligations(3)	1,034	424	—	—	1,458
Total	$13,814	$23,082	$850	$—	$37,746

(1)	The amounts in the table above excluded operating lease expenses which were abandoned in conjunction with our restructuring plans and is included within the caption Restructuring liability.
(2)	See “Indebtedness Agreement” above. Amount includes interest.
(3)
Other contractual obligations consist of non-cancelable endorsement and sponsorship agreements and the minimum purchase requirement with BioZone. See Note 4 to the accompanying Consolidated Financial Statements for further information.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2017.

Non-GAAP Adjusted EBITDA

In addition to disclosing financial results calculated in accordance with U.S. Generally Accepted Accounting Principles (GAAP), this Form 10-K discloses Adjusted EBITDA, which is net loss adjusted for stock-based compensation, restructuring and asset impairment charges, gain/(loss) on settlement of accounts payable, loss on sale of subsidiary, amortization of prepaid sponsorship fees, other expense, net, amortization of prepaid stock compensation, depreciation and amortization of property and equipment, amortization of intangible assets, (recovery)/provision for doubtful accounts, , issuance of common stock warrants, settlement related, including legal and income taxes. In addition, the Company provides an Adjusted EBITDA, excluding one-time events which excludes charges related to executive severance, discontinued business/product lines, unusual credits against revenue and unusual spikes in whey protein costs. Management believes that these non-GAAP measures provide investors with important additional perspectives into our ongoing business performance.

The GAAP measure most directly comparable to Adjusted EBITDA is net loss. The non-GAAP financial measure of Adjusted EBITDA should not be considered as an alternative to net loss. Adjusted EBITDA is not a presentation made in accordance with GAAP and has important limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Because Adjusted EBITDA excludes some, but not all, items that affect net loss and is defined differently by different companies, our definition of Adjusted EBITDA may not be comparable to similarly titled measures of other companies.

Set forth below are reconciliations of our reported GAAP net loss to Adjusted EBITDA and Adjusted EBITDA excluding one-time events (in thousands):

		Three Months Ended					Three Months Ended
	Year Ended Dec. 31, 2017	Dec. 31, 2017	Sept. 30, 2017	June 30, 2017	Mar. 31, 2017	Year Ended Dec. 31, 2016	Dec. 31, 2016	Sept. 30, 2016	June 30, 2016	Mar. 31, 2016
Net income (loss)	$(10,973)	$(2,547)	$(2,128)	$(3,149)	$(3,149)	$(3,477)	$8,771	$(1,447)	$(4,196)	$(6,605)
Non-GAAP adjustments:
Stock-based compensation	2,096	408	540	541	607	5,304	323	(116)	427	4,670
Restructuring and asset impairment charges	180	180	—	—	—	3,186	(970)	1,920	—	2,236
Gain on settlement of accounts payable	(430)	41	—	(22)	(449)	(9,927)	(9,927)	—	—	—
Loss on sale of subsidiary	—	—	—	—	—	2,115	—	—	2,115	—
Amortization of prepaid sponsorship fees	461	86	120	110	145	1,235	180	211	146	698
Other expense, net	4,072	1,546	858	690	978	2,313	1,009	117	516	671
Amortization of prepaid stock compensation	—	—	—	—	—	938	—	—	235	703
Depreciation and amortization of property and equipment	1,139	230	279	290	340	1,551	389	346	389	427
Amortization of intangible assets	320	80	80	80	80	576	80	80	196	220
(Recovery) provision for doubtful accounts	1,524	310	990	144	80	386	152	225	43	(34)
Issuance of common stock warrants to third parties for services	—	—	—	—	—	6	—	—	3	3
Settlements, including legal	3,633	866	532	1,942	303	3,533	1,248	723	816	746
Provision for income taxes	142	24	14	76	28	318	180	—	7	131
Adjusted EBITDA	2,174	$1,224	$1,285	$702	$(1,037)	$8,057	$1,435	$2,059	$697	$3,866

One-time events:
Executive severance	831	109	66	134	522	1,062	—	—	—	1,062
Discontinued business/product lines	272	—	—	132	140	2,102	(121)	—	771	1,452
Unusual credits against revenue	1,141	—	—	—	1,141	—	—	—	—	—
Whey protein costs	1,322	—	—	296	1,026	—	—	—	—	—
Total one-time adjustments	3,566	109	66	562	2,829	3,164	(121)	—	771	2,514
Adjusted EBITDA excluding one-time events	$5,740	$1,333	$1,351	$1,264	$1,792	$11,221	$1,314	$2,059	$1,468	$6,380

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
●
The fee is fixed or determinable. We assess whether the fee is fixed or determinable based on the terms associated with the transaction.
●
Collection is reasonably assured. We assess collectability based on credit analysis and payment history.

Our standard terms and conditions of sale allow for product returns or replacements in certain cases. Estimates of expected future product returns are recognized at the time of sale based on analyses of historical return trends by customer type. Upon recognition, we reduce revenue and cost of revenue for the estimated return. Return rates can fluctuate over time, but are sufficiently predictable with established customers to allow us to estimate expected future product returns, and an accrual is recorded for future expected returns when the related revenue is recognized. Product returns incurred from established customers were insignificant for the years ended December 31, 2017 and 2016, respectively.

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

During the years ended December 31, 2017 and 2016, we recorded discounts, and to a lesser degree, sales returns, totaling $18.0 million and $34.6 million, respectively, which accounted for 15% and 21% of gross revenue in each period, respectively.

Share-Based Payments and Stock-Based Compensation

Share-based compensation awards, including stock options and restricted stock awards, are recorded at estimated fair value on the awards’ grant date, based on estimated number of shares that are expected to vest. The grant date fair value is amortized on a straight-line basis over the time in which the awards are expected to vest, or immediately if no vesting is required. Share-based compensation awards issued to non-employees for services are recorded at either the fair value of the services rendered or the fair value of the share-based payments whichever is more readily determinable. The fair value of restricted stock awards is based on the fair value of the stock underlying the awards on the grant date as there is no exercise price.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Consolidated Financial Statements set forth on the “Index to Financial Statements” on Page 54 of this Form 10-K, which Consolidated Financial Statements are incorporated by reference into this Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)  Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act were effective as of December 31, 2017 to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2017.

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

This Annual Report on Form 10-K does not include an attestation report of our registered independent public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered independent public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report.

ITEM 9B. OTHER INFORMATION

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

EXECUTIVE OFFICERS AND DIRECTORS

The names of our directors and executive officers, their ages as of March 20, 2018 and certain other information about them are set forth below. There are no family relationships among any of our directors or executive officers.

Name	Age	Position
Ryan Drexler	47	Chief Executive Officer, President and Chairman of the Board of Directors
Brian Casutto	47	Executive Vice President of Sales and Operations and Director
William Bush	53	Director
John J. Desmond	67	Director

RYAN DREXLER – CHIEF EXECUTIVE OFFICER, PRESIDENT AND CHAIRMAN OF THE BOARD OF DIRECTORS

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

BRIAN CASUTTO – EXECUTIVE VICE PRESIDENT OF SALES AND OPERATIONS AND DIRECTOR

Brian Casutto was appointed to the Board of Directors as a director during July 2017. Mr. Casutto was appointed to the role of Executive Vice President of Sales and Operations in July of 2015. Mr. Casutto joined MusclePharm in June of 2014 to lead product development and brand positioning of the recently announced Natural Series. From 1997 to 2014, Mr. Casutto served as Executive Vice President, Sales for Country Life Vitamins. Because of his experience in running and developing nutritional supplement companies, we believe that Mr. Casutto is well qualified to serve on our Board of Directors.

WILLIAM BUSH – DIRECTOR

William Bush joined our Board of Directors as an independent director in May 2015 and serves as lead director, chair of the Compensation Committee and as a member of the Audit Committee and as Chair of the Nominating & Corporate Governance Committee. Since November 2016, Mr. Bush serves as chief financial officer of Stem, Inc., a leading software-driven energy storage provider. From January 2010 to November 2016, Mr. Bush served as the chief financial officer of Borrego Solar Systems, Inc., which is one of the nation’s leading financiers, designers and installers of commercial and industrial grid-connected solar systems. From October 2008 to December 2009, Mr. Bush served as the chief financial officer of Solar Semiconductor, Ltd., a private vertically integrated manufacturer and distributor of photovoltaic modules and systems targeted for use in industrial, commercial and residential applications, with operations in India, helping it reach $100 million in sales in its first 15 months of operation. Prior to that, Mr. Bush served as chief financial officer and corporate controller for a number of high growth software and online media companies as well as being one of the founding members of Buzzsaw.com, Inc., a spinoff of Autodesk, Inc. Prior to his work at Buzzsaw.com, Mr. Bush served as corporate controller for Autodesk, Inc. (NasdaqGM: ADSK), the fourth largest software applications company in the world. Because of his significant experience in finance, we believe that Mr. Bush is well qualified to serve on our Board of Directors.

JOHN J. DESMOND –DIRECTOR

John J. Desmond joined our Board of Directors as an independent director in July 2017 and serves as chair of the Audit Committee, a member of the Nominating & Corporate Governance Committee, and a member of the Compensation Committee. Previously, Mr. Desmond was Partner-in-Charge of the Long Island (New York) office of Grant Thornton LLP from 1988 through his retirement from the firm in 2015, having served over 40 years in the public accounting profession. At Grant Thornton LLP, Mr. Desmond's experience included among other things, serving as lead audit partner for many public and privately-held global companies. Mr. Desmond was elected by the U.S. Partners of Grant Thornton LLP to their Partnership Board from 2001 through 2013. The Partnership Board was responsible for oversight of many of the firm's activities including strategic planning, the performance of the senior leadership team and financial performance. Mr. Desmond currently serves on the Board of Directors of The First of Long Island (NASDAQ: FLIC) and its wholly owned bank subsidiary, The First National Bank of Long Island, and has been a director since October 2016. Mr. Desmond also serves or has served as a Board member of a number of not-for-profit entities. Mr. Desmond holds a B.S. degree in Accounting from St. John's University and is a Certified Public Accountant. Because of his significant experience in corporate governance, banking, strategic planning, business leadership, organizational management and business operations, accounting and financial reporting, finance, mergers and acquisitions, legal and regulatory, we believe that Mr. Desmond is well qualified to serve on our Board of Directors.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act, requires our directors and named executive officers, and persons who beneficially own more than 10% of our common stock, to file initial reports of ownership and reports of changes in ownership of our common stock and our other equity securities with the SEC. As a practical matter, we assist our directors and officers by monitoring transactions and completing and filing Section 16 reports on their behalf. Based solely on a review of the copies of such forms in our possession and on written representations from reporting persons, we believe that during 2017, all of our named executive officers and directors filed the required reports on a timely basis under Section 16(a) of the Exchange Act, except for as follows:
Name	Date of Award	Date Filed	Stock Awards
Ryan Drexler	1/1/2017	2/7/2017	350,000
Michael Doron	4/21/2017	—	10,081
William J. Bush	4/21/2017	9/22/2017	10,081
William J. Bush	7/24/2017	9/22/2017	53,476
Michael Doron	7/24/2017	—	35,093
John J. Desmond	7/24/2017	3/28/2018	80,214

CODE OF CONDUCT

Our Board of Directors established a Code of Conduct applicable to our officers and employees. The Code of Conduct is accessible on our website at www.musclepharmcorp.com. If we make any substantive amendments to the Code of Conduct or grant any waiver, including any implicit waiver, from a provision of the Code of Conduct to our officers, we will disclose the nature of such amendment or waiver on our website or in a current report on Form 8-K.

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

Our corporate governance program features the following:

●
a Board of Directors that is nominated for election annually;
●
we have no stockholder rights plan in place;
●
periodically updated charters for each of the Boards committees, which clearly establish the roles and responsibilities of each such committee;
●
regular executive sessions among our non-employee and independent directors;
●
a Board of Directors that enjoys unrestricted access to our management, employees and professional advisers;
●
a clear Code of Conduct that is reviewed regularly for best practices;
●
a clear Insider Trading Policy that is reviewed regularly;
●
a Corporate Communications Policy that is reviewed with employees and the Board periodically;
●
a clear set of Corporate Governance Guidelines that is reviewed regularly for best practices;
●
no board member is serving on an excessive number of public company boards; and

Board of Directors Role in Risk Management

The Board of Directors oversees an enterprise-wide approach to risk management, designed to support the achievement of organizational objectives, including strategic objectives, to improve long-term organizational performance and enhance stockholder value. Risk management includes not only understanding company specific risks and the steps management implements to manage those risks, but also the level of risk acceptable and appropriate for us. Management is responsible for establishing our business strategy, identifying and assessing the related risks and implementing appropriate risk management practices. Our Board of Directors reviews our business strategy and management’s assessment of the related risk, and discusses with management the appropriate level of risk for us. For example, the Board of Directors meets with management at least quarterly to review, advise and direct management with respect to strategic business risks, risks related to our new product development, financial risks, among others. The Board of Directors also delegates oversight to Board committees to oversee selected elements of risk.

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

The Compensation Committee participates in the design of the compensation program and helps create incentives that do not encourage a level of risk-taking behavior that is inconsistent with our business strategy.

The Nominating & Corporate Governance Committee oversees governance-related risks by working with management to establish corporate governance guidelines applicable to us, and making recommendations regarding director nominees, the determination of director independence, Board of Directors leadership structure and membership on Board committees.

 AUDIT COMMITTEE

The Audit Committee reviews the work of our internal accounting and audit processes and the Independent Registered Public Accounting Firm. The Audit Committee has sole authority for the appointment, and oversight of our Independent Registered Public Accounting Firm and to approve any significant non-audit relationship with the Independent Registered Public Accounting Firm. The Audit Committee is also responsible for preparing the report required by the rules of the SEC to be included in our annual proxy statement. The Audit Committee is currently comprised of Mr. Desmond and Mr. Bush. The Company’s Board of Directors has determined that Mr. Desmond is an “Audit Committee financial expert” within the meaning of Item 407 of Regulation S-K. Additionally, Mr. Desmond serves as chair of the Audit Committee. Each of Messrs. Desmond and Bush are independent for Audit Committee purposes, as determined under Exchange Act rules. Mr. Bush joined the Audit Committee in May 2015, Mr. Desmond joined the Audit Committee in July 2017. During 2017, the Audit Committee held 4 meetings.

Item 11. Executive Compensation

Overview

We are eligible to take advantage of the rules applicable to a “smaller reporting company,” as defined in the Exchange Act, for the fiscal year ended December 31, 2017. As a “smaller reporting company” we are permitted, and have opted, to comply with the scaled back executive compensation disclosure rules applicable to a “smaller reporting company” under the Exchange Act. Only two individuals served as executive officers, as defined in Rule 3b-7 under the Exchange Act, as of the end of the fiscal year ended December 31, 2017 and only one additional individual served as an executive officer at any time during such fiscal year. The following discussion relates to the compensation of those executive officers, who we refer to as our “named executive officers” or “NEOs” in this Annual Report on Form 10-K. For the fiscal year ended December 31, 2017, our NEOs were:

●
Ryan Drexler—Chief Executive Officer, President and Chairman of the Board of Directors;
●
Brian Casutto – Executive Vice President of Sales and Operations; and
●
Brent Baker – Former Executive Vice President of International Business*

*Mr. Baker’s employment with the Company terminated on March 23, 2017.

Our executive compensation program is designed to attract, motivate and retain talented executives that will drive Company growth and create long-term shareholder value. The Compensation Committee oversees and administers our executive compensation program, with input and recommendations from our Chief Executive Officer.

Elements of Executive Compensation

Our executive compensation program has three main components: base salary, cash bonuses and incentive equity awards. Our named executive officers also receive employee benefits that are made available to our salaried employees generally, are eligible to receive certain compensation and benefits in connection with a change in control or termination of employment, and receive certain perquisites, in each case, as described below.

Base Salary

The Compensation Committee determined the initial base salary for each of our named executive officers and each year determines whether to approve any base salary adjustments based upon the Company’s performance, the named executive officer’s individual performance, changes in duties and responsibilities of the named executive officer and the recommendations of our Chief Executive Officer (other than with respect to his own base salary). For 2017, Messrs. Drexler’s and Casutto’s base salaries were not increased from 2016 levels and Mr. Baker’s annual base salary was increased by $50,000. For 2017, our named executive officers’ base salaries were as follows:

Name	2017 Base Salary
Ryan Drexler	$550,000
Brian Casutto	$400,000
Brent Baker	$350,000

Cash Bonuses

Pursuant to their employment agreements, each of our named executive officers is eligible to earn a cash bonus, with a target amount established by the Compensation Committee, based on the achievement of specified performance goals. For 2017, the target bonus amount was $300,000 for Mr. Casutto and $400,000 for Mr. Baker. Mr. Drexler was eligible to receive cash bonuses of up to $350,000 based on the achievement of specified performance goals. For 2017, Messrs. Drexler and Casutto earned cash bonuses in the amounts set forth in the “Summary Compensation Table” below. In connection with his termination of employment in March 2017, Mr. Baker received a bonus of $80,311 for the first quarter of 2018.

Incentive Equity Awards

Incentive equity awards granted by the Company have historically been in the form of restricted stock awards. The Company also grants stock options from time to time. The Compensation Committee believes that equity-based awards are an effective retention tool that also align our executives’ interests with those of our stockholders. In 2017, we granted Mr. Drexler 350,000 shares of restricted stock, which vested in full on the first anniversary of the grant date. Mr. Drexler’s equity awards also vest in full upon a termination of his employment or upon change in control. None of our other named executive officers were granted equity-based awards in 2017. In connection with his termination of employment in March 2017, 10,000 shares of restricted stock held by Mr. Baker that were granted in 2016 vested in full in accordance with the original terms of the grant.

Employment Agreements

We have entered into employment agreements with each of Mr. Drexler and Mr. Casutto that include certain severance and change in control payments. These agreements are described in detail under “Narrative Disclosure to Summary Compensation Table” below.

Employee Benefit Plans and Perquisites

We maintain a Section 401(k) Savings/Retirement Plan (the 401(k) Plan) for eligible employees of the Company and certain affiliates, including our named executive officers. The 401(k) Plan permits eligible employees to defer up to the maximum dollar amount allowed by law. The employee’s elective deferrals are immediately vested upon contribution to the 401(k) Plan. We currently make discretionary matching contributions to the 401(k) Plan in an amount equal to 100% of each eligible employee’s deferrals up to 4% of his or her qualifying compensation, subject to a total employer contribution maximum of $10,600 and limits imposed by applicable law.

We do not maintain any other defined benefit, defined contribution or deferred compensation plans for our employees.

Our current named executive officers are eligible to participate in all of our employee benefit plans, such as medical, dental, vision, group life and disability insurance, in each case on the same basis as other employees, subject to applicable law. We also provide vacation and other paid holidays to all employees, including our current executive officers. In addition, we provide certain highly-compensated employees, including our current named executive officers, with life insurance and supplemental long-term disability coverage. We also provide certain perquisites, as described and quantified in the Summary Compensation Table below under “All Other Compensation.”

Summary Compensation Table

The following summary compensation tables sets forth all compensation awarded to, earned by, or paid to our named executive officers for 2017 and 2016, in respect of their employment with the Company.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Comp-ensation ($)	Total ($)

Ryan Drexler (1)
Chairman of the Board,	2017	550,000	426,226	686,000(2)	—	—	31,841(7)	1,694,067
Chief Executive Officer and President	2016	466,667(1)	750,000	454,000(3)	236,263(4)	—	76,155(7)	1,983,085

Brian Casutto	2017	400,000	178,670	—	—	—	93,641(7)	672,311
Executive Vice President of Sales and Operations	2016	395,833	233,750	94,500(5)	—	—	28,176	752,259

Brent Baker (6)	2017	136,123	80,311	—	—	—	361,178(7)	577,612
Former Executive Vice President of International Business	2016	300,000	210,000	—	—	—	30,179	540,179

(1)
Mr. Drexler is the Chairman of the Board of Directors. On November 18, 2016, Mr. Drexler agreed to continue to serve as the Chairman of the Board of Directors and as our Chief Executive Officer and President. For information regarding certain transactions between Mr. Drexler and the Company, see Note 8 to the Consolidated Financial Statements below.

(2)
Reflects the grant date fair value of restricted stock award granted to Mr. Drexler in 2017 calculated in accordance with FASB ASC Topic 718, disregarding the effects of estimated forfeitures, based on the closing price of our common stock of $1.96 on the date of the grant multiplied by the number of shares of restricted stock granted.

(3)
Reflects the grant date fair value of restricted stock award granted to Mr. Drexler in 2016, calculated in accordance with FASB ASC Topic 718, disregarding the effects of estimated forfeitures, based on the closing price of our common stock of $2.27 on the date of the grant multiplied by the number of shares of restricted stock granted.

(4)
Reflects the grant date fair value of the option awards granted to Mr. Drexler in 2016, calculated in accordance with FASB ASC Topic 718, disregarding the effects of estimated forfeitures. The grant date fair value of $1.72 per share was determined using the Black-Sholes option-pricing model, with the following assumptions:

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

(6)
Mr. Baker’s employment with the Company was terminated on March 23, 2017.

(7)
Amounts under All Other Compensation for 2017 include Company 401(k) matching contributions, insurance premiums paid by the Company on behalf of our named executive officers, perquisites and severance payments, as follows:

	Drexler	Casutto	Baker
Company 401(k) Matching Contributions	$—	$—	$5,575
Severance (a)	—	—	350,000
Miscellaneous (b)	16,204	19,292	900
Automobile Expenses (c)	—	20,967	3,250
Housing Costs(d)	15,637	46,215	—
Insurance Premiums	—	7,167	1,453
TOTAL	$31,841	$93,641	$361,178

(a)
Represents the amount of severance paid or accrued in 2017 relating to Mr. Baker’s termination of employment. For details relating to these payments, see “Narrative Disclosure to Summary Compensation Table” below.

(b)
These amounts include amounts paid by the Company for miscellaneous expenses, including Company-provided matching contributions to health savings accounts for our named executive officer and amounts paid for expenses incurred by our named executive officers that were not adequately substantiated or did not qualify as a reimbursable business expense under our expense reimbursement policy.

(c)
We provided an automobile allowance for Mr. Casutto, and the use of a Company car by Mr. Drexler and Mr. Casutto while they are in Colorado. For the Company car provided to Mr. Drexler and Mr. Casutto, the Company insures the car under its insurance programs, pays all registration, license, taxes and other fees on the car, pays for all repairs and reimburses for all gas and maintenance costs on the car. The amount disclosed in the table above for each of Mr. Drexler and Mr. Cassuto represents one-half of the total annual cost to the Company for the Company car.

(d)
We paid for temporary housing for Mr. Casutto and Mr. Drexler for periods when they lived in Colorado while they maintained residency outside of the State. Additionally, we are providing for housing for Mr. Casutto for his apartment in California as his residency remains out of the State. The amounts disclosed in the table above represents rent and utility costs billed by the landlord for this temporary housing.

Narrative Disclosure to Summary Compensation Table

We have entered into employment agreements with each of Mr. Drexler and Mr. Casutto that include certain severance and change in control payments and entered into a separation agreement with Mr. Baker that provides for severance benefits, in each case, as described below. As used below, the terms “without cause,” “good reason,” “qualifying sale,” “aggregate purchase price,” “performance bonus,” “cash-based incentives,” and “change in control” are defined in the applicable agreements.

Mr. Drexler. Mr. Drexler is party to an employment agreement with the Company, which was entered into as of February 11, 2016 and has subsequently been amended and restated, most recently effective as of February 1, 2018. Subject to earlier termination as provided therein, the term of his agreement runs through February 1, 2021 and automatically renews for successive one-year terms thereafter, unless either party provides at least three months’ written notice of its or his intention not to review. Under his employment agreement, Mr. Drexler was entitled to a base salary of $550,00 per year for 2017 and is entitled to a base salary of $700,000 per year for 2018, which will be increased to $750,000 per year effective January 1, 2020, in each case, subject to increase by the board. For 2017, Mr. Drexler was eligible to receive cash-based incentives of up to $350,000 based on the achievement of specified performance goals and, under his amended and restated agreement, is eligible to receive a 2018 performance bonus equal to 75% of his annual base salary, subject to the Company’s achievement of specified performance conditions unless otherwise determined by the Board. Under his amended and restated employment agreement, Mr. Drexler is also eligible to receive additional cash-based incentives of up to $350,000 based on the achievement of specified performance goals.

Concurrently with entering into the amended and restated employment agreement in February 2018, Mr. Drexler and the Company entered into a transaction bonus agreement, which provides that, upon the occurrence of a qualifying sale, and provided that at the time of the qualifying sale Mr. Drexler is an owner of at least 20% of the shares of the Company, Mr. Drexler will be entitled to a transaction bonus equal to 10% of the aggregate purchase price, if such price is in excess of $50 million. Mr. Drexler is entitled to this transaction bonus regardless of whether the qualifying transaction occurs during his employment or at any time thereafter.

If Mr. Drexler’s employment is terminated for any reason, each equity award granted to him will fully vest and he will be entitled to any unpaid performance bonus or cash-based incentives (as described above), to the extent earned as of the date of such termination, in addition to any amounts required by law or Company policy. In addition, if Mr. Drexler’s employment is terminated by the Company without cause or by Mr. Drexler for good reason prior to (but not in connection with) a qualifying sale, Mr. Drexler will be entitled to receive (i) 12 months’ of base salary continuation, (ii) up to 12 months’ of Company-subsidized COBRA premiums, and (iii) a lump sum payment of the performance bonus for the year his employment terminates. If Mr. Drexler’s employment is terminated by the Company without cause or by Mr. Drexler for good reason within 12 months following (or prior to, but in connection with or anticipation of) a qualifying sale, Mr. Drexler will be entitled to receive, in lieu of the amounts described in the preceding sentence, (i) a lump sum payment equal to 200% of his annual base salary, (ii) up to 18 months’ of Company-subsidized COBRA, and (iii) a lump sum payment equal to 200% of the performance bonus for the year his employment terminates. The severance payable to Mr. Drexler on a termination of his employment by the Company without cause or by Mr. Drexler for good reason is subject to his execution (and non-revocation) of a release of claims in favor of the Company.

Under the employment agreement, Mr. Drexler has agreed to certain restrictions on solicitation of employees, which continue for 12 months following the termination of his employment, if his employment is terminated due to disability, by him for good reason or by the Company with or without cause, due to expiration of the employment period by notice of non-renewal or due to termination of his employment upon a notice of termination. The employment agreement also contains restrictions with respect to disclosure of the Company’s confidential information.

Mr. Casutto. Mr. Casutto is party to an employment agreement with the Company, which was entered into as of July 15, 2015 and was amended and restated as of January 1, 1018. The original term of the employment agreement ended on December 31, 2017 and has been extended to December 31, 2018. Under his employment agreement, Mr. Casutto is entitled to a base salary of $400,000 per year, which may be increased at the discretion of the Compensation Committee. In addition, Mr. Casutto is eligible to receive cash bonuses based on performance criteria to be adopted by the Compensation Committee, with a potential bonus pool of up to $350,000 per year, which may be adjusted at the discretion of the Compensation Committee. Under his employment agreement he is entitled to a monthly vehicle allowance of $1,000 and a miscellaneous expense allowance of up to $5,000 per year.

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

Mr. Baker. Mr. Baker was party to an employment agreement with the Company, which was entered into as of January 1, 2016. Under his employment agreement, Mr. Baker was entitled to a base salary of $350,000 for 2017, subject to increase at the discretion of the Compensation Committee. In addition, Mr. Baker was eligible to receive cash bonuses based on performance criteria to be adopted by the Compensation Committee, with a potential bonus pool of up to $400,000 per year, payable quarterly.

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

Outstanding Equity Awards at Year End

The following table provides information concerning restricted stock and options to purchase shares of our common stock held by our named executive officers as of December 31, 2017.

Outstanding Equity Awards at Year End
		Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price($)	Option Expiration Date	Number of Shares of Stock that Have NotVested (1) (#)	Market Value of Shares or Units of Stock that Have Not Vested (2)
Ryan Drexler(3)	1/1/2017					350,000	$227,500
	2/22/2016	120,191	17,171	$1.89	2/22/2026

Brian Casutto	10/1/2014	—	—	—	—	30,000	19,500
	2/23/2016	—	—	—	—	20,000	13,000

(1)
The table below shows the vesting dates for the unvested shares of restricted stock listed in the above Outstanding Equity Awards at Year-End for 2017 Table, generally subject to the named executive officer’s continued employment through such date. The restricted stock granted to Mr. Drexler would vest in full upon a termination of his employment or a change in control. The restricted stock granted to Mr. Casutto would vest in connection with a termination of Mr. Casutto’s employment under certain circumstances, as described under “Narrative Disclosure to Summary Compensation Table” above.

Vesting Date	Drexler	Casutto
1/1/2018	350,000	—
5/23/2018	—	10,000
12/31/2018	—	30,000
5/23/2019	—	10,000

The market value of the restricted stock represents the product of the closing price of a share of our common stock as of December 29, 2017 (the last trading day of the year), which was $0.65, and the number of shares of restricted stock held by the named executive officer on December 31, 2017.

The stock options granted to Mr. Drexler vest in equal quarterly installments over the two-year period commencing on the date of grant, subject to Mr. Drexler’s continued employment. The stock options granted to Mr. Drexler vested in full on February 22, 2018.

DIRECTOR COMPENSATION

Non-Employee Director Compensation Arrangements

The Board of Directors had adopted a non-employee director compensation policy that provides annual retainer fees to each of our non-employee directors. The annual retainer fee was at a rate of $55,000 for the first and second quarter of 2017. The Lead Director receives an additional $25,000 annual retainer. Additionally, Committee members receive annual retainers as follows:

	Q1 & Q2
Committee	Chairman	Member
Audit Committee	$20,000	$8,500
Compensation Committee	15,000	6,500
Nominating & Corporate Governance Committee	7,500	5,000
Strategic Initiative Committee	7,500	5,000

In July 2017, the Board approved a new compensation program for independent directors. As of July 1, 2017, Mr. Bush and Mr. Desmond will earn cash compensation of $140,000 and $100,000, annually, respectively, and be granted an annual grant of restricted shares having a grant date fair value of $100,000 and $150,000, respectively.

All cash retainers are prorated for partial years of service. We pay annual cash retainer fees to the Board of Directors quarterly. We also reimburse our non-employee directors for their travel and out of pocket expenses. Members of the Board of Directors who also are our employees do not receive any compensation for their service as directors. Our directors do not receive Board meeting fees. For 2017, each of our non-employee directors received awards of restricted common stock having an annual grant date value as described above, which are granted in quarterly installments. The number of shares for each quarterly award is determined by dividing the dollar value above by the average closing price of MusclePharm’s common stock for the first fifteen business days of the first month of each quarter.

2017 Director Compensation. The table below sets forth the compensation paid to each non-employee member of the Board of Directors during the fiscal year ended December 31, 2017. Messrs. Drexler and Casutto receive no additional compensation for their service as a director, and, consequently, are not included in this table. The compensation received by Messrs. Drexler and Casutto in respect of their employment is set forth in the “Summary Compensation Table” above.

Name	Total Fees Earned or Paid in Cash	Stock Awards(1)	Total
John J. Desmond	$50,000	$150,000	$200,000
William J. Bush	159,000	121,900	280,900
Michael Doran	133,625	87,500	221,125

(1)
The grant date fair value of stock awards was calculated in accordance with FASB ASC Topic 718, disregarding the effects of estimated forfeitures, based upon the closing price of a share of our common stock on the date of grant. As of December 31, 2017, the aggregate number of shares of restricted stock held by our non-employee directors was as follows:

Name	Number of Stock Awards Outstanding as of December 31, 2017
John J. Desmond	80,214
William J. Bush	154,086
Michael Doron	126,231

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information with respect to the beneficial ownership of shares of our common stock by (i) each current director, (ii) each named executive officer, and (iii) each person who we know beneficially owns more than 5% of our common stock as of March 20, 2018.

We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

	Shares Beneficially Owned
	Common Stock (1)
Name of Beneficial Owner	Shares	% (2)
Named Executive Officers:
Ryan Drexler (3)	18,434,910	58.9%
Brian Casutto	125,000	*
Non-Employee Directors:
William Bush	154,086	1.0%
John J. Desmond	80,214	*
Officers and Directors as a Group (four persons):	18,794,210	60.0%

*
Represents less than one percent.

(1)
This column lists beneficial ownership of voting securities as calculated under SEC rules. Otherwise, except to the extent noted below, each director, named executive officer or entity has sole voting and investment power over the shares reported. Standard brokerage accounts may include nonnegotiable provisions regarding set-offs or similar rights.

(2)
Percent of total voting power represents voting power with respect to 14,650,554 shares of common stock outstanding as of March 20, 2018, plus 16,216,216 shares of common stock as if the conversion option of the outstanding convertible debt was exercised and options to purchase common shares 137,262 shares (31,302,621 common shares) were also exercised.

(3)
Ryan Drexler, the Company’s Chief Executive Officer, President and Chairman of the Board of Directors is the sole member of Consac, LLC, and as such has voting and investment power over the securities owned by the stockholder. These shares are also included in the beneficial owners of more than five percent table below.

Beneficial Owners of More than Five Percent

The following table shows the number of shares of our common stock, as of March 20, 2018, held by persons known to us to beneficially own more than five percent of our outstanding common stock.

	Shares Beneficially Owned
	Common Stock (1)
Name of Beneficial Owner	Shares	% (2)
Wynnefield Capital (3)	1,336,305	9.1%
Consac, LLC (4)	18,434,910	58.9%
Amerop Holdings, Inc. (5)	2,211,781	15.3%

(1)
This column lists beneficial ownership of voting securities as calculated under SEC rules. Otherwise, except to the extent noted below, each director, named executive officer or entity has sole voting and investment power over the shares reported. Standard brokerage accounts may include nonnegotiable provisions regarding set-offs or similar rights.

(2)
Percent of total voting power represents voting power with respect to 14,650,554 shares of common stock outstanding as of March 20, 2018. To compute the percentage of outstanding shares of common stock held by each person and unless otherwise noted, any share of common stock which such person has the right to acquire pursuant to the exercise of stock options exercisable within 60 days of March 31, 2018 or upon conversion of convertible debt is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(3)
Joshua Landes and Nelson Obus may be deemed to hold an indirect beneficial interest in these shares, which are directly beneficially owned by Wynnefield Partners Small Cap Value, L.P., Wynnefield Partners Small Cap Value, L.P. I, Wynnefield Small Cap Value Offshore Fund and Wynnefield Capital, Inc. Profit Sharing Plan because they are co-managing members of Wynnefield Capital Management, LLC and principal executive officers of Wynnefield Capital, Inc. The principal place of business for Wynnefield Capital is 450 Seventh Avenue, Suite 509, New York, New York 10123. This information is based on a Schedule 13D/A filed on January 3, 2018 with the SEC.

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

(5)
Amerop Holdings, Inc. reported sole voting power with respect to 2,211,781 shares. The address of Amerop Holdings, Inc. is 1800 Broadway, Suite 100, Boulder, CO 80302. This information is based on a Schedule 13D filed on October 17, 2017 with the SEC.

EQUITY COMPENSATION PLAN INFORMATION

In 2015, we adopted the MusclePharm Corporation 2015 Incentive Compensation Plan (the “2015 Plan”). The 2015 Plan was approved by our stockholders and replaced our 2010 Equity Incentive Plan. The following table sets forth the number and weighted-average exercise price of securities to be issued upon exercise of outstanding options, warrants and rights, and the number of securities remaining available for future issuance under all of our equity compensation plans, at December 31, 2017:

PLAN CATEGORY	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders:
2015 Incentive Compensation Plan	331,584	$2.10	1,374,519

Total	331,584	$2.10	1,374,519

Item 13. Certain Relationships and Related Transactions, and Director Independence

RELATED PARTY TRANSACTIONS

Related-Party Notes Payable

On November 3, 2017, we entered into a refinancing transaction (the “Refinancing”) with Mr. Ryan Drexler, the Company’s Chairman of the Board of Directors, Chief Executive Officer and President. The refinancing was overseen and approved by a Special Committee of the Board of Directors, comprised of John J. Desmond and William Bush, each of whom is an independent member of our Board of Directors. As part of the Refinancing, we issued to Mr. Drexler an amended and restated convertible secured promissory note (the “Refinanced Convertible Note”) in the original principal amount of $18,000,000, which amends and restates (i) a convertible secured promissory note dated as of December 7, 2015, and amended as of January 14, 2017, in the original principal amount of $6,000,000 with an interest rate of 8% prior to the amendment and 10% following the amendment (the “2015 Convertible Note”), (ii) a convertible secured promissory note dated as of November 8, 2016, in the original principal amount of $11,000,000 with an interest rate of 10% (the “2016 Convertible Note”) , and (iii) a secured demand promissory note dated as of July 27, 2017, in the original principal amount of $1,000,000 with an interest rate of 15% (the “2017 Note”, and together with the 2015 Convertible Note and the 2016 Convertible Note, collectively, the “Prior Notes”). The due date of the 2015 Convertible Note and the 2016 Convertible Note was November 8, 2017. The 2017 Note was due on demand.

2017 Refinanced Convertible Note

The $18 million Refinanced Convertible Note bears interest at the rate of 12% per annum. Interest payments are due on the last day of each quarter. At our option (as determined by its independent directors), we may repay up to one sixth of any interest payment by either adding such amount to the principal amount of the note or by converting such interest amount into an equivalent amount our common stock. Any interest not paid when due shall be capitalized and added to the principal amount of the Refinanced Convertible Note and bear interest on the applicable interest payment date along with all other unpaid principal, capitalized interest, and other capitalized obligations.

Both the principal and the interest under the Refinanced Convertible Note are due on December 31, 2019, unless converted earlier.

Mr. Drexler may convert the outstanding principal and accrued interest into shares of our common stock at a conversion price of $1.11 per share at any time. We may prepay the Refinanced Convertible Note by giving Mr. Drexler between 15 and 60 days’ notice depending upon the specific circumstances, subject to Mr. Drexler’s conversion right.

The Refinanced Convertible Note contains customary events of default, including, among others, the failure by us to make a payment of principal or interest when due. Following an event of default, interest will accrue at the rate of 14% per annum. In addition, following an event of default, any conversion, redemption, payment or prepayment of the Refinanced Convertible Note will be at a premium of 105%. The Refinanced Convertible Note also contains customary restrictions on the ability of us to, among other things, grant liens or incur indebtedness other than certain obligations incurred in the ordinary course of business. The restrictions are also subject to certain additional qualifications and carveouts, as set forth in the Refinanced Convertible Note. The Refinanced Convertible Note is subordinated to certain other indebtedness of us, as described below.

As part of the Refinancing, we and Mr. Drexler entered into a restructuring agreement (the “Restructuring Agreement”) pursuant to which the parties agreed to enter into the Refinanced Convertible Note and to amend and restate the security agreement pursuant to which the Prior Notes were secured by all of the assets and properties of us and our subsidiaries whether tangible or intangible, by entering into the Third Amended and Restated Security Agreement (the “Amended Security Agreement”). Pursuant to the Restructuring Agreement, we agreed to pay, on the effective date of the Refinancing, all outstanding interest on the Prior Notes through November 8, 2017 and certain fees and expenses incurred by Mr. Drexler in connection with the Restructuring.

In connection with the refinancing, the Company recorded a debt discount of $1.2 million. The debt discount is equal to the change in the fair value of the conversion option between the Refinanced Convertible Note and the Prior Notes. The fair value of the conversion option was determined a Monte Carlo simulation and the model of stock price behavior known as GBM which simulates a future period as a random step from a previous period. The Company engaged a third-party valuation firm to perform this complex valuation.

In addition, the Refinanced Convertible Note contains two embedded derivatives for default interest and an event of default put. Due to the unlikely event of default, the embedded derivatives have a de minimis value as of December 31, 2017.

For the years ended December 31, 2017 and 2016, interest expense related to the related party notes was $2.4 million and $0.7 million, respectively. During the years ended December 31, 2017 and 2016, $2.2 million and $0.5 million, respectively, in interest was paid to Mr. Drexler. For the year ended December 31, 2016, in connection with issuing the Prior Notes, the Company recorded a beneficial conversion feature of $601,000 as a debt discount which was amortized over the original term of the debt using the effective interest method.

Review, Approval or Ratification of Transactions with Related Parties

We adopted a written related person transactions policy that our executive officers, directors, nominees for election as a director, beneficial owners of more than 5% of our common stock, and any members of the immediate family of and any entity affiliated with any of the foregoing persons, are not permitted to enter into a material related person transaction with us without the review and approval of our Audit Committee, or a committee composed solely of independent directors in the event it is inappropriate for our Audit Committee to review such transaction due to a conflict of interest. The policy provides that any request for us to enter into a transaction with an executive officer, director, nominee for election as a director, beneficial owner of more than 5% of our common stock or with any of their immediate family members or affiliates, in which the amount involved exceeds $120,000 will be presented to our Audit Committee for review, consideration and approval. In approving or rejecting any such proposal, we expect that our Audit Committee will consider the relevant facts and circumstances available and deemed relevant to the Audit Committee, including, but not limited to, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related persons interest in the transaction.

Although we have not always had a written policy for the review and approval of transactions with related persons, our Board of Directors has historically reviewed and approved any transaction where a director or officer had a financial interest, including all of the transactions described above. Prior to approving such a transaction, the material facts as to a director’s or officer’s relationship or interest as to the agreement or transaction were disclosed to our Board of Directors. Our Board of Directors would take this information into account when evaluating the transaction and in determining whether such transaction was fair to us and in the best interest of all of our stockholders.

BOARD COMMITTEES

Our Board of Directors has established an Audit Committee, a Compensation Committee, Nominating & Corporate Governance Committee and, each of which have the composition and responsibilities described below. Members serve on these committees until their resignations or until otherwise determined by our Board of Directors. The Board of Directors has further determined that Messrs. Desmond and Bush, chair and member, respectively, of the Audit Committee of the Board of Directors, are each an “Audit Committee Financial Expert,” as such term is defined in Item 407(d)(5) of Regulation S-K promulgated by the SEC, by virtue of their relevant experience listed in their respective biographical summaries provided above in the section entitled “Executive Officers and Directors.” Each of our committees have a written charter. Current copies of the charters of the Audit Committee, Compensation Committee, and Nominating & Corporate Governance Committee are available on our website at ir.musclepharmcorp.com/governance-documents. As necessary, the Board of Directors may establish special committees to address issues not directly under the governance of the established committees.

Audit Committee. The Audit Committee reviews the work of our internal accounting and audit processes and the Independent Registered Public Accounting Firm. The Audit Committee has sole authority for the appointment, compensation and oversight of our Independent Registered Public Accounting Firm and to approve any significant non-audit relationship with the Independent Registered Public Accounting Firm. The Audit Committee is also responsible for preparing the report required by the rules of the SEC to be included in our annual proxy statement. The Audit Committee is currently comprised of Mr. Desmond, as chair, and Mr. Bush, as a member. Mr. Desmond assumed the role of chair of the Audit Committee in July 2017 from Mr. Bush who served as chair since May 2015. During 2017, the Audit Committee held four meetings.

Compensation Committee. The Compensation Committee approves our goals and objectives relevant to compensation, stays informed as to market levels of compensation and, based on evaluations submitted by management, recommends to our Board of Directors compensation levels and systems for the Board of Directors and our officers that correspond to our goals and objectives. The Compensation Committee, with the assistance of Longnecker, also produces an annual report on executive compensation for inclusion in our proxy statement. The Compensation Committee is currently comprised of Mr. Bush, as chair, and Mr. Desmond, as a member. Mr. Desmond joined the Compensation Committee in July 2017 and Mr. Bush joined as a member in May 2015. During 2017, the Compensation Committee held four meetings.

Nominating & Corporate Governance Committee. The Nominating & Corporate Governance Committee is responsible for recommending to our Board of Directors individuals to be nominated as directors and committee members. This includes evaluation of new candidates as well as evaluation of current directors. In evaluating the current directors, the Nominating & Corporate Governance Committee conducted a thorough self-evaluation process, which included the use of questionnaires and a third-party expert that interviewed each of the directors and provided an analysis of the results of the interviews to the committee. This committee is also responsible for developing and recommending to the Board of Directors our corporate governance guidelines, as well as reviewing and recommending revisions to the guidelines on a regular basis. The Nominating & Corporate Governance Committee is currently comprised of Mr. Bush, as chair, and Mr. Desmond, as a member. During 2016, the Nominating & Corporate Governance Committee held no meetings. A meeting was held in June 2017 for Messrs. Casutto and Desmond’s nominations to our Board of Directors.

DIRECTOR INDEPENDENCE

The rules of NASDAQ generally require that a majority of the members of a listed company’s Board of Directors be independent. In addition, the listing rules generally require that, subject to specified exceptions, each member of a listed company’s audit, compensation, and governance committees be independent. Although we are an over-the-counter listed company we have nevertheless opted under our Corporate Governance Guidelines to comply with certain NASDAQ corporate governance rules requiring director independence. The Board of Directors has determined that all of the Company’s directors, other than Mr. Drexler and Mr. Casutto, are each independent directors as such term is defined in NASDAQ Marketplace Rule 5605(a)(2). Additionally, we have Compensation, Nominating and Corporate Governance, and Audit committees comprised solely of independent directors.

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

Item 14. Principal Accountant Fees and Services

Fees Paid to Independent Registered Public Accounting Firm(1)

The following table shows fees and expenses that we paid (or accrued) for professional services rendered by EKS&H LLLP for the years ended December 31, 2017 and 2016:

	2017	2016
Audit fees (1)	$245,000	$239,000
Audit-related fees (2)	62,000	60,000
All other fees (3)	17,000	25,000
Total	$324,000	$324,000

(1)
Represents the aggregate fees billed for the audit of the Company’s financial statements.

(2)
Represents the aggregate fees billed for assurance and related services, including the fees for the Quarterly reviews, that are reasonably related to the audit or review of the Company’s financial statements and are not reported under audit fees.

(3)
Represents the aggregate fees billed for all products and services provided that are not included under audit fees, audit-related fees or tax fees. These services included a review of a Registration Statement on Form S-8 and related consent procedures, review of the agreement to sell our wholly-owned subsidiary, BioZone Laboratories, Inc. and various Current Reports on Form 8-K.

Audit Committee Pre-Approval Policies

Before an Independent Registered Public Accounting Firm is engaged by us or our subsidiaries to render audit or non-audit services, the Audit Committee shall pre-approve the engagement. Audit Committee pre-approval of audit and non-audit services will not be required if the engagement for the services is entered into pursuant to pre-approval policies and procedures established by the Audit Committee regarding our engagement of the Independent Registered Public Accounting Firm, provided the policies and procedures are detailed as to the particular service, the Audit Committee is informed of each service provided and such policies and procedures do not include delegation of the Audit Committees responsibilities under the Exchange Act to our management. The Audit Committee may delegate to one or more designated members of the Audit Committee the authority to grant pre-approvals, provided such approvals are presented to the Audit Committee at a subsequent meeting. If the Audit Committee elects to establish pre-approval policies and procedures regarding non-audit services, the Audit Committee must be informed of each non-audit service provided by the Independent Registered Public Accounting Firm. Audit Committee pre-approval of non-audit services (other than review and attest services) also will not be required if such services fall within available exceptions established by the SEC. All non-audit services provided by EKS&H LLLP during fiscal years 2017 and 2016 were pre-approved by the Audit Committee in accordance with the pre-approval policy described above.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

A. Financial Statements and Financial Statement Schedules.

1. Financial Statements.

The list of the Consolidated Financial Statements and report of the independent registered public accounting firm set forth on the Index to Financial Statements on Page 54 of this Form 10-K and are required by this Item are included in Part II, Item 8.

2. Financial Statement Schedules.

No financial statement schedules are applicable to this filing.

B. Exhibits.

The list of Exhibits required by Item 601 of Regulation S-K is provided in the Exhibit Index on pages 55 to 57 of this Form 10-K, which is incorporated herein by reference.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MUSCLEPHARM CORPORATION (the “Registrant”)

Dated: April 2, 2018	By:	/s/ Ryan Drexler
Chief Executive Officer and President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Ryan Drexler	Chief Executive Officer, President and Chairman of the Board of Directors	April 2, 2018
Ryan Drexler	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Brian Casutto	Executive Vice President of Sales and Operations	April 2, 2018
Brian Casutto	Director

/s/ John J. Desmond	Director	April 2, 2018
John J. Desmond

/s/ William Bush	Director	April 2, 2018
William Bush

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
MusclePharm Corporation
Burbank, California

OPINION ON THE CONSOLIDATED FINANCIAL STATEMENTS

We have audited the accompanying consolidated balance sheets of MusclePharm Corporation and subsidiaries (the "Company") as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive loss, stockholders' deficit, and cash flows, for each year in the two-year period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each year in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

BASIS FOR OPINION

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

EKS&H LLLP

April 2, 2018
Denver, Colorado

We have served as the Company's auditor since 2012.

MusclePharm Corporation
Consolidated Balance Sheets
(In thousands, except share and per share data)

	As of December 31,
	2017	2016
ASSETS
Current assets:
Cash	$6,228	$4,943
Accounts receivable, net of allowance for doubtful accounts of $1,363 and $462, respectively	16,668	13,353
Inventory	6,484	8,568
Prepaid giveaways	89	205
Prepaid expenses and other current assets	993	1,725
Total current assets	30,462	28,794
Property and equipment, net	1,822	3,243
Intangible assets, net	1,317	1,638
Other assets	225	421
TOTAL ASSETS	$33,826	$34,096
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$11,742	$9,625
Accrued liabilities	7,761	9,051
Accrued restructuring charges, current	595	614
Obligation under secured borrowing arrangement	5,385	2,681
Convertible notes with a related party, net of discount	—	16,465
Line of credit	3,000	—
Total current liabilities	28,483	38,436
Convertible note with a related party, net of discount	16,669	—
Accrued restructuring charges, long-term	120	208
Other long-term liabilities	1,088	332
TOTAL LIABILITIES	46,360	38,976
Commitments and contingencies (Note 9)
Stockholders' deficit:
Common stock, par value of $0.001 per share; 100,000,000 shares authorized; 15,526,175 and 14,987,230 shares issued as of December 31, 2017 and 2016, respectively; 14,650,554 and 14,111,609 shares outstanding as of December 31, 2017 and 2016, respectively	14	14
Additional paid-in capital	159,608	156,301
Treasury stock, at cost; 875,621 shares	(10,039)	(10,039)
Accumulated other comprehensive loss	(150)	(162)
Accumulated deficit	(161,967)	(150,994)
TOTAL STOCKHOLDERS’ DEFICIT	(12,534)	(4,880)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$33,826	$34,096

The accompanying notes are an integral part of these Consolidated Financial Statements.

MusclePharm Corporation
Consolidated Statements of Operations
(In thousands, except share and per share data)

	For the Years Ended December 31,
	2017	2016
Revenue, net	$102,155	$132,499
Cost of revenue (1)	71,710	88,026
Gross profit	30,445	44,473
Operating expenses:
Advertising and promotion	9,352	10,652
Salaries and benefits	10,134	18,033
Selling, general and administrative	12,071	15,941
Research and development	642	1,869
Professional fees	3,378	5,735
Restructuring and other charges (reversals)	—	(3,477)
Settlement of obligations	1,877	—
Impairment of assets	180	4,378
Total operating expenses	37,634	53,131
Loss from operations	(7,189)	(8,658)
Gain on settlement of accounts payable	430	9,927
Loss on sale of subsidiary	—	(2,115)
Other expense, net	(4,072)	(2,313)
Loss before provision for income taxes	(10,831)	(3,159)
Provision for income taxes	142	318
Net loss	$(10,973)	$(3,477)

Net loss per share, basic and diluted	$(0.79)	$(0.26)

Weighted average shares used to compute net loss per share, basic and diluted	13,877,686	13,438,248

(1)
Cost of revenue for the year ended December 31, 2016 includes restructuring charges of $2.3 million, related to write-down of inventory for discontinued products.

The accompanying notes are an integral part of these Consolidated Financial Statements.

MusclePharm Corporation
Consolidated Statements of Comprehensive Loss
(In thousands)

	For the Years Ended December 31,
	2017	2016
Net loss	$(10,973)	$(3,477)
Other comprehensive loss:
Change in foreign currency translation adjustment	12	10
Comprehensive loss	$(10,961)	$(3,467)

The accompanying notes are an integral part of these Consolidated Financial Statements.

MusclePharm Corporation
Consolidated Statement of Stockholders’ Deficit
(In thousands, except share data)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Loss	Deficit	Deficit
Balance—December 31, 2015	13,788,540	$14	$147,646	$(10,039)	$(172)	$(147,517)	$(10,068)
Stock-based compensation for issuance of common stock warrants for third-party services	—	—	6	—	—	—	6
Stock-based compensation for issuance and amortization of restricted stock awards to employees, executives and directors	572,154	—	1,708	—	—	—	1,708
Stock-based compensation for accelerated vesting of restricted stock awards to a terminated executive	—	—	3,900	—	—	—	3,900
Stock-based compensation for accelerated vesting of restricted stock awards to terminated employees as part of restructuring	—	—	288	—	—	—	288
Stock-based compensation for issuance of stock options to an executive and a director	—	—	153	—	—	—	153
Issuance of shares of common stock related to sale of subsidiary	200,000	—	640	—	—	—	640
Cancellation of executive restricted stock	(449,085)	—	(456)	—	—	—	(456)
Issuance of warrants for legal settlement	—	—	1,815	—	—	—	1,815
Beneficial conversion feature related to convertible note	—	—	601	—	—	—	601
Change in foreign currency translation adjustment	—	—	—	—	10	—	10
Net loss	—	—	—	—	—	(3,477)	(3,477)
Balance—December 31, 2016	14,111,609	$14	$156,301	$(10,039)	$(162)	$(150,994)	$(4,880)

The accompanying notes are an integral part of these Consolidated Financial Statements.

MusclePharm Corporation
Consolidated Statement of Stockholders’ Deficit (Continued)
(In thousands, except share data)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Loss	Deficit	Deficit
Balance—December 31, 2016	14,111,609	$14	$156,301	$(10,039)	$(162)	$(150,994)	$(4,880)
Stock-based compensation for issuance and amortization of restricted stock awards to employees, executives and directors	538,945	—	1,954	—	—	—	1,954
Stock-based compensation for issuance of stock options to an executive and a director	—	—	141	—	—	—	141
Beneficial conversion feature related to convertible note	—	—	1,212	—	—	—	1,212
Change in foreign currency translation adjustment	—	—	—	—	12	—	12
Net loss	—	—	—	—	—	(10,973)	(10,973)
Balance—December 31, 2017	14,650,554	$14	$159,608	$(10,039)	$(150)	$(161,967)	$(12,534)

The accompanying notes are an integral part of these Consolidated Financial Statements.

MusclePharm Corporation
Consolidated Statements of Cash Flows
(In thousands)

	For the Years Ended December 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,973)	$(3,477)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	1,139	1,551
Amortization of intangible assets	321	576
Bad debt expense	1,524	386
Gain on settlement of accounts payable	(430)	(9,927)
Loss on disposal of property and equipment	31	163
Loss on sale of subsidiary	—	2,115
Non-cash impairment of assets	180	4,381
Non-cash restructuring and other charges (reversals)	—	(4,132)
Inventory write down related to restructuring	—	2,285
Amortization of prepaid stock compensation	—	938
Amortization of debt discount and issuance costs	545	113
Stock-based compensation	2,096	5,304
Issuance of common stock warrants to third parties for services	—	6
Write off of prepaid financing costs	275	—
Changes in operating assets and liabilities:
Accounts receivable	(4,619)	7,338
Inventory	2,124	(480)
Prepaid giveaways	117	103
Prepaid expenses and other current assets	732	2,482
Other assets	(77)	(322)
Accounts payable and accrued liabilities	1,991	(20,802)
Accrued restructuring charges	(107)	(3,669)
Net cash used in operating activities	(5,131)	(15,068)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(37)	(508)
Proceeds from disposal of property and equipment	—	115
Proceeds from sale of subsidiary	—	5,942
Trademark registrations	—	(154)
Net cash (used in) provided by investing activities	$(37)	$5,395

The accompanying notes are an integral part of these Consolidated Financial Statements.

MusclePharm Corporation
Consolidated Statements of Cash Flows (Continued)
(In thousands)

	For the Years Ended December 31,
	2017	2016
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	$3,000	$—
Payments on line of credit	—	(3,000)
Repayments of term loan	—	(2,949)
Net proceeds from convertible notes with a related party	871	11,000
Proceeds from secured borrowing arrangement, net of reserves	33,692	43,925
Payments on secured borrowing arrangement, net of fees	(30,988)	(41,245)
Repayments of other debt obligations	—	(20)
Repayment of capital lease obligations	(139)	(189)
Net cash provided by financing activities	6,436	7,522
Effect of exchange rate changes on cash	17	13
NET CHANGE IN CASH	1,285	(2,138)
CASH — BEGINNING OF PERIOD	4,943	7,081
CASH — END OF PERIOD	$6,228	$4,943
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$2,445	$1,557
Cash paid for taxes	$106	$218
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Warrants issued for legal settlement	$—	$1,815
Shares of common stock issued in conjunction with BioZone disposition	$—	$640
Property and equipment acquired in conjunction with capital leases	$—	$460
Conversion feature related to refinanced convertible note	$1,212	—
Beneficial conversion feature related to convertible note	$—	$601

The accompanying notes are an integral part of these Consolidated Financial Statements.

MusclePharm Corporation
Notes to Consolidated Financial Statements

Note 1. Description of Business

Description of Business

MusclePharm Corporation, or the Company, was incorporated in Nevada in 2006. Except as otherwise indicated herein, the terms “Company,” “we,” “our” and “us” refer to MusclePharm Corporation and its subsidiaries. The Company is a scientifically driven, performance lifestyle company that develops, manufactures, markets and distributes branded nutritional supplements. The Company is headquartered in Burbank, California and as of December 31, 2017 had the following wholly-owned operating subsidiaries: MusclePharm Canada Enterprises Corp. (“MusclePharm Canada”), MusclePharm Ireland Limited (“MusclePharm Ireland”) and MusclePharm Australia Pty Limited (“MusclePharm Australia”). A former subsidiary of the Company, BioZone Laboratories, Inc. (“BioZone”), was sold on May 9, 2016.

Management’s Plans with Respect to Liquidity and Capital Resources

Management believes the restructuring plan, the continued reduction in ongoing operating costs and expense controls, and the aforementioned growth strategy, will enable us to ultimately achieve profitability. We have reduced our operating expenses sufficiently and believe that our ongoing sources of revenue will be sufficient to cover these expenses for the foreseeable future.

As of December 31, 2017, we had a stockholders’ deficit of $12.5 million and recurring losses from operations. To manage cash flow, we entered into a secured borrowing arrangement, pursuant to which we have the ability to borrow up to $12.5 million subject to sufficient amounts of accounts receivable to secure the loan. The Agreement’s term has been extended to July 31, 2018. In October 2017, we also entered into a loan and security agreement to borrow against our inventory up to a maximum of $3.0 million for an initial six-month term which automatically extends for six additional months. As of December 31, 2017, we owed $3.0 million on this credit line, of which $1.0 million was repaid subsequent to the end of the year. On November 3, 2017, we entered into a refinancing transaction with Mr. Ryan Drexler, our Chairman of the Board, Chief Executive Officer and President, to restructure all of the $18.0 million in notes payable to him, which are now due on December 31, 2019. Accordingly, such debt is classified as a long-term liability at December 31, 2017.

As of December 31, 2017, the Company had approximately $6.2 million in cash and $2.0 million in working capital.

The Company’s Consolidated Financial Statements as of and for the year ended December 31, 2017 were prepared on the basis of a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. Accordingly, they do not give effect to adjustments that could be necessary should we be required to liquidate assets.

The Company’s ability to continue as a going concern and raise capital for specific strategic initiatives could also depend on obtaining adequate capital to fund operating losses until it becomes profitable. The Company can give no assurances that any additional capital that it is able to obtain, if any, will be sufficient to meet its needs, or that any such financing will be obtainable on acceptable terms.

Mr. Drexler has verbally both stated his intent and ability to put more capital into the business if necessary. However, Mr. Drexler is under no obligation to the Company to do so, and we can give no assurances that Mr. Drexler will be willing or able to do so at a future date and/or that he will not demand payment of his refinanced convertible note on December 31, 2019.

Our capital resources as of December 31, 2017, available borrowing capacity and current operating plans are expected to be sufficient to fund the planned operations for at least twelve months from the date of filing this report.

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

Cash

The Company considers all highly liquid investments purchased with an original maturity of three months or less at the date of purchase and money market accounts to be cash equivalents. As of December 31, 2017 and 2016, the Company had no cash equivalents and all cash amounts consisted of cash on deposit.

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

Accounts receivable consisted of the following as of December 31, 2017 and 2016 (in thousands):

	As of December 31,
	2017	2016
Accounts receivable	$18,973	$15,574
Less: allowance for discounts	(942)	(1,759)
Less: allowance for doubtful accounts	(1,363)	(462)
Accounts receivable, net	$16,668	$13,353

The allowance for discounts consisted of the following activity for the years ended December 31, 2017 and 2016 (in thousands):

	For the Years Ended December 31,
	2017	2016
Allowance for discounts, beginning balance	$1,759	$3,707
Charges against revenues	18,016	34,627
Utilization of reserve	(18,833)	(36,575)
Allowance for discounts, ending balance	$942	$1,759

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

The Company’s standard terms and conditions of sale allow for product returns or replacements in certain cases. Estimates of expected future product returns are recognized at the time of sale based on analyses of historical return trends by customer type. Upon recognition, the Company reduces revenue and cost of revenue for the estimated return. Return rates can fluctuate over time, but are sufficiently predictable with established customers to allow the Company to estimate expected future product returns, and an accrual is recorded for future expected returns when the related revenue is recognized. Product returns incurred from established customers were insignificant for the years ended December 31, 2017 and 2016, respectively.

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

During the years ended December 31, 2017 and 2016, the Company recorded discounts, and to a lesser degree, sales returns, totaling $18.0 million and $34.6 million, respectively, which accounted for 15% and 21% of gross revenue in each period, respectively.

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

Significant customers are those which represent more than 10% of the Company’s net revenue for each period presented, or the Company’s net accounts receivable balance as of each respective balance sheet date. For each significant customer, revenue as a percentage of total revenue and accounts receivable as a percentage of total net accounts receivable are as follows:

	Percentage of Net Revenue for the Years Ended December 31,		Percentage of Net Accounts Receivable as of December 31,
	2017	2016	2017	2016
Customers
Costco	26%	20%	21%	17%
Amazon	13%	*	14%	*
Vitamin Shoppe, Inc.	*	*	*	10%
Sport One Trading LLC	*	*	*	10%

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

The Company had the following concentration of purchases with contract manufacturers for years ended December 31, 2017 and 2016:

	For the Years Ended December 31,
Vendor	2017	2016
Nutra Blend	53%	52%
S.K.Laboratories	16%	*
Prinova	15%	*
Bakery Barn	*	25%

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

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of various payments the Company has made in advance for goods or services to be received in the future. These prepaid expenses include legal retainers, print advertising, insurance and service contracts requiring up-front payments. During the year ended December 31, 2016, the Company wrote down $1.4 million related to an impaired manufacturing agreement. See additional information in Note 6. During the year ended December 31, 2017, the Company did not have any similar write-offs.

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

Intangible Assets

Acquired intangible assets are recorded at estimated fair value, net of accumulated amortization, and costs incurred in obtaining certain trademarks are capitalized, and are amortized over their related useful lives, using a straight-line basis consistent with the underlying expected future cash flows related to the specific intangible asset. Costs to renew or extend the life of intangible assets are capitalized and amortized over the remaining useful life of the asset. Amortization expenses are included as a component of “Selling, general and administrative” expenses in the Consolidated Statements of Operations. The estimated useful life of the intangible assets is 7 years.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances exist that indicate the carrying amount of an asset may not be recoverable. When indicators of impairment exist, an estimate of undiscounted future cash flows is used in measuring whether the carrying amount of the asset or related asset group is recoverable. Measurement of the amount of impairment, if any, is based upon the difference between the asset’s carrying value and estimated fair value. Based upon management’s analysis, the Company recognized $0.2 million of impairments of long-lived assets related to leasehold improvements for the discontinued use of certain portions of the Denver office during the year ended December 31, 2017. Based upon management’s analysis, the Company recognized $1.7 million of impairments of long-lived assets related to the termination of certain manufacturing agreements and product lines during the year ended December 31, 2016. See additional information in Note 6 and Note 9.

Beneficial Conversion Feature

The issuance of the Company's convertible notes to a related party in 2016 generated a beneficial conversion feature, which arises when a debt or equity security is issued with an embedded conversion option that is beneficial to the investor or in the money at inception because the conversion option has an effective strike price that is less than the market price of the underlying stock at the commitment date. The Company recognized the beneficial conversion features by allocating the intrinsic value of the conversion option, which is the number of shares of common stock available upon conversion multiplied by the difference between the effective conversion price per share and the fair value of common stock per share on the commitment date, to additional paid-in capital, resulting in a discount on the convertible notes. The discounts are accreting from the date of issuance through the redemption dates. Accretion expense is recognized over the period utilizing the effective interest method. See additional information in Note 8.

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

●
Level 1 — Observable inputs are unadjusted quoted prices in active markets for identical assets or liabilities;
●
Level 2 — Observable inputs are quoted prices for similar assets and liabilities in active markets or inputs other than quoted prices which are observable for the assets or liabilities, either directly or indirectly through market corroboration, for substantially the full term of the financial instruments; and
●
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

Advertising and Promotion

Our advertising and promotion expenses consist primarily of digital, print and media advertising, athletic endorsements and sponsorships, promotional giveaways, trade show events and various partnering activities with our retail partners, and are expensed as incurred. For major trade shows, the expenses are recognized within a calendar year over the period in which the Company recognizes revenue associated with sales generated at the trade show. Some of the contracts provide for contingent payments to endorsers or athletes based upon specific achievement in their sports, such as winning a championship. The Company records expense for these payments if and when the endorser achieves the specific achievement.

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

Recent Accounting Pronouncements

During August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company evaluated the impact of this new pronouncement on the Company’s Consolidated Statements of Cash Flows and it did not have a significant impact.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which provides guidance for revenue recognition. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition- Construction-Type and Production-Type Contracts. ASU 2014-09’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”), which delays the effective date of ASU 2014-09 by one year. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. As such, the updated standard will be effective for the Company in the first quarter of 2018. The Company may adopt the new standard under the full retrospective approach or the modified retrospective approach. The Company intends to apply the modified retrospective approach upon adoption in the first quarter of 2018. The new standard will not impact the Company’s revenue. The new standard will not have a material impact on the timing or classification of the Company’s cash flows as reported in the Consolidated Statement of Cash Flows and is not expected to have a significant impact on the Company’s Consolidated Statement of Operations. The Company does not anticipate any adjustments as a result of implementing the new standard.

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

Note 3. Fair Value of Financial Instruments

Management believes the fair values of the obligations under the secured borrowing arrangement approximate carrying value because the debt carries market rates of interest available to the Company and are short-term in nature. The Company’s remaining financial instruments consisted primarily of cash, prepaids, accounts receivable, accounts payable, accrued liabilities and accrued restructuring charges, warrants and conversion option all of which are short-term in nature with fair values approximating carrying value. As of December 31, 2017 and 2016, the Company held no assets or liabilities that required re-measurement at fair value on a recurring basis.

During the year ended December 31, 2017, management concluded that $0.2 million of long-lived assets were impaired, based on level 3 valuations regarding the partial closure of the Denver headquarters. Based on the partial closure of the office, management determined that the leasehold improvements had no future value. During the year ended December 31, 2016, management concluded that $1.8 million of long-lived assets were impaired, based on level 3 valuations regarding the termination of certain manufacturing agreements with Capstone and the termination of the Endorsement Licensing and Co-Branding Agreement related to our Arnold Schwarzenegger product line. Based on the termination of these agreements, management determined the assets related to these agreements had no future value. See additional information in Note 6 and Note 9.

During 2017, in connection with the related party note restructuring, the Company engaged a third party valuation firm to determine the fair value of the conversion option. The third party valuation firm utilized a Monte Carlo simulation. See further discussion in Note 8. The fair value of the new conversion option is a level 3 valuation.

Note 4. Sale of BioZone

In May 2016, the Company completed the sale of its wholly-owned subsidiary, BioZone, for gross proceeds of $9.8 million, including cash of $5.9 million, a $2.0 million credit for future inventory deliveries reflected as a prepaid asset in the Consolidated Balance Sheets and $1.5 million which is subject to an earn-out based on the financial performance of BioZone for the twelve months following the closing of the transaction. In addition, the Company agreed to pay down $350,000 of BioZone’s accounts payables, which was deducted from the purchase price. As part of the transaction, the Company also agreed to transfer to the buyer 200,000 shares of its common stock with a market value on the date of issuance of $640,000, for consideration of $50,000. The Company recorded a loss of $2.1 million related to the sale of BioZone for the nine months ended September 30, 2016. The potential earn-out was not achieved in May 2017, at which time the earnout expired.

Purchase Commitment

Upon the completion of the sale of BioZone, the Company entered into a manufacturing and supply agreement whereby the Company is required to purchase a minimum of approximately $2.5 million of products per year from BioZone annually for an initial term of three years. If the minimum order quantities of specific products are not met, a $3.0 million minimum purchase of other products must be met in order to waive the shortfall, which is at 25% of the realized shortfall. Due to the timing of achieving the minimum purchase quantities, we are below these targets. As a result, we have reserved an amount to cover the estimated purchase commitment shortfall during the year ended December 31, 2017.

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

Note 5. Restructuring

As part of an effort to better focus and align the Company’s resources toward profitable growth, on August 24, 2015, the Board authorized the Company to undertake steps to commence a restructuring of the business and operations, which was substantially concluded as of December 31, 2016. The Company closed certain facilities, reduced headcount, discontinued products and renegotiated certain contracts resulting in restructuring and other charges of $18.3 million for the year ended December 31, 2015 and recoveries of such charges of $3.5 million for the year ended December 31, 2016.

Included in these charges, for the years ended December 31, 2016, the Company recorded restructuring charges in “Cost of revenue” of $2.3 million, related to the write-down of inventory identified to be discontinued in the restructuring plan.

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

The following table illustrates the provision of the restructuring charges and the accrued restructuring charges balance as of December 31, 2017 and 2016 (in thousands):

	Employee Severance Costs	Contract Termination Costs	Purchase Commitment of Discontinued Inventories Not Yet Received	Abandoned Lease Facilities	Total
Balance as of December 31, 2015	$508	$8,150	$350	$411	$9,419
Expensed	601	(288)	—	1,399	1,712
Benefit from settlement of
Endorsement Agreement with
ETW	—	(4,750)	—	—	(4,750)
Cash payments	(1,109)	(2,804)	(175)	(1,506)	(5,594)
Reclassification from accounts payable to restructuring charges	—	—	—	35	35
Balance as of December 31, 2016	—	308	175	339	822
Expensed	—	—	—	816	816
Cash payments	—	—	—	(923)	(923)
Balance as of December 31, 2017	$—	$308	$175	$232	$715

The total future payments under the restructuring plan as of December 31, 2017 are as follows (in thousands):

	For the Years Ending December 31,
Outstanding Payments	2018	2019	2020	Total
Contract termination costs	$308	$—	$—	$308
Purchase commitment of discontinued inventories not yet received	175	—	—	175
Abandoned leased facilities	112	91	29	232
Total future payments	$595	$91	$29	$715

Note 6. Balance Sheet Components

Inventory

Inventory consisted solely of finished goods as of December 31, 2017 and 2016.

The Company records charges for obsolete and slow-moving inventory based on the age of the product as determined by the expiration date. Products within one year of their expiration dates are considered for write-off purposes. Historically, the Company has had minimal returns with established customers. Other than write-off of inventory during restructuring activities, the Company incurred insignificant inventory write-offs during the years ended December 31, 2017 and 2016. Inventory write-downs, once established, are not reversed as they establish a new cost basis for the inventory.

As disclosed further in Note 5, the Company executed a restructuring plan in August 2015 and wrote off inventory related to discontinued products. For the years ended December 31, 2017 and 2016, discontinued inventory of $1.7 million and $2.3 million, respectively, was written off and included as a component of “Cost of revenue” in the accompanying Consolidated Statements of Operations.

In May 2016, the Company completed the sale of BioZone, which resulted in a reduction of inventory of $1.8 million. See additional information in Note 4. Additionally, $0.4 million of inventory related to the Arnold Schwarzenegger product line was considered impaired as the inventory had no future value as a result of the contract termination, and included as a component of the “Impairment of assets” in the accompanying Consolidated Statements of Operations for the year ended December 31, 2016. See additional information in Note 9.

Property and Equipment

Property and equipment consisted of the following as of December 31, 2017 and 2016 (in thousands):

	As of December 31,
	2017	2016
Furniture, fixtures and equipment	$3,597	$3,521
Leasehold improvements	2,044	2,504
Manufacturing and lab equipment	3	3
Vehicles	86	334
Displays	485	483
Website	462	462
Construction in process	—	55
Property and equipment, gross	6,677	7,362
Less: accumulated depreciation and amortization	(4,855)	(4,119)
Property and equipment, net	$1,822	$3,243

Depreciation and amortization expense related to property and equipment was $1.1 million and $1.5 million for the years ended December 31, 2017 and 2016, respectively, which is included in “Selling, general, and administrative” expense in the accompanying Consolidated Statements of Operations.

In May 2016, the Company completed the sale of BioZone, which resulted in a reduction of various components of property and equipment of $2.0 million. See additional information in Note 4. As disclosed further in Note 5, the Company executed a restructuring plan in August 2015 and wrote off certain long-lived assets, primarily leasehold improvements, related to the abandonment of certain leased facilities. The write-off of long-lived assets was $0.3 million for the year ended December 31, 2016, and was included as a component of “Restructuring and other charges” in the accompanying Consolidated Statements of Operations.

Intangible Assets

Intangible assets included the assets acquired pursuant to the BioZone asset acquisition and MusclePharm’s apparel rights reacquired from Worldwide Apparel as of December 31, 2015. BioZone was sold during the year ended December 31, 2016. Intangible assets consisted of the following (in thousands):

	As of December 31, 2017
	Gross Value	Accumulated Amortization	Net Carrying Value	Remaining Weighted-Average Useful Lives (years)
Amortized Intangible Assets
Brand (apparel rights)	$2,244	$(927)	$1,317	4.1
Total intangible assets	$2,244	$(927)	$1,317

	As of December 31, 2016
	Gross Value	Accumulated Amortization	Net Carrying Value	Remaining Weighted-Average Useful Lives (years)
Amortized Intangible Assets
Brand (apparel rights)	$2,244	$(606)	$1,638	5.1
Total intangible assets	$2,244	$(606)	$1,638

Intangible assets amortization expense was $0.3 million and $0.6 million for the years ended December 31, 2017 and 2016, respectively, which is included in the “Selling, general, and administrative” expense in the accompanying Consolidated Statements of Operations. Additionally, $1.2 million of capitalized brand and trademark expenses with a net carrying value of $0.8 million related to the Arnold Schwarzenegger product line were considered impaired, and included as a component of the “Impairment of assets” in the accompanying Consolidated Statements of Operations for the year ended December 31, 2016. See additional information in Note 9.

As of December 31, 2017, the estimated future amortization expense of intangible assets is as follows (in thousands):

For the Year Ending December 31,
2018	$321
2019	321
2020	321
2021	321
2022	33
Total amortization expense	$1,317

Note 7. Other Expense, net

For the years ended December 31, 2017 and 2016, “Other expense, net” consisted of the following (in thousands):

	For the Year Ended December 31,
	2017	2016
Other expense, net:
Interest expense, related party	$(2,423)	$(682)
Interest expense, other	(46)	(258)
Interest expense, secured borrowing arrangement	(792)	(702)
Foreign currency transaction gain	26	23
Other	(837)	(694)
Total other expense, net	$(4,072)	$(2,313)

Note 8. Debt

As of December 31, 2017 and 2016, the Company’s debt consisted of the following (in thousands):

	As of December 31,
	2017	2016
2017 Refinanced Convertible Note due December 31, 2019 with a related party	$18,000	$—
2016 Convertible Note due November 8, 2017 with a related party, net of discount	—	10,465
2015 Convertible Note due November 8, 2017 with a related party	—	6,000
Obligations under secured borrowing arrangement	5,385	2,681
Secured line of credit	3,000	—
Unamortized loan costs	(1,331)
Total debt	25,054	19,146
Less: current portion	(8,385)	(19,146)
Long term debt	$16,669	$—

Related-Party Notes Payable

On November 3, 2017, MusclePharm Corporation (the “Company”) entered into a refinancing transaction (the “Refinancing”) with Mr. Ryan Drexler, the Company’s Chairman of the Board of Directors, Chief Executive Officer and President. As part of the Refinancing, the Company issued to Mr. Drexler an amended and restated convertible secured promissory note (the “Refinanced Convertible Note”) in the original principal amount of $18,000,000, which amends and restates (i) a convertible secured promissory note dated as of December 7, 2015, and amended as of January 14, 2017, in the original principal amount of $6,000,000 with an interest rate of 8% prior to the amendment and 10% following an amendment (the “2015 Convertible Note”), (ii) a convertible secured promissory note dated as of November 8, 2016, in the original principal amount of $11,000,000 with an interest rate of 10% (the “2016 Convertible Note”) , and (iii) a secured demand promissory note dated as of July 27, 2017, in the original principal amount of $1,000,000 with an interest rate of 15% (the “2017 Note”, and together with the 2015 Convertible Note and the 2016 Convertible Note, collectively, the “Prior Notes”). The due date of the 2015 Convertible Note and the 2016 Convertible Note was November 8, 2017. The 2017 Note was due on demand.

2017 Refinanced Convertible Note

The $18.0 million Refinanced Convertible Note bears interest at the rate of 12% per annum. Interest payments are due on the last day of each quarter. At the Company’s option (as determined by its independent directors), the Company may repay up to one sixth of any interest payment by either adding such amount to the principal amount of the note or by converting such interest amount into an equivalent amount of the Company’s common stock. Any interest not paid when due shall be capitalized and added to the principal amount of the Refinanced Convertible Note and bear interest on the applicable interest payment date along with all other unpaid principal, capitalized interest, and other capitalized obligations.

Both the principal and the interest under the Refinanced Convertible Note are due on December 31, 2019, unless converted earlier.

Mr. Drexler may convert the outstanding principal and accrued interest into shares of the Company’s common stock at a conversion price of $1.11 per share at any time. The Company may prepay the Refinanced Convertible Note by giving Mr. Drexler between 15 and 60 days’ notice depending upon the specific circumstances, subject to Mr. Drexler’s conversion right.

The Refinanced Convertible Note contains customary events of default, including, among others, the failure by the Company to make a payment of principal or interest when due. Following an event of default, interest will accrue at the rate of 14% per annum. In addition, following an event of default, any conversion, redemption, payment or prepayment of the Refinanced Convertible Note will be at a premium of 105%. The Refinanced Convertible Note also contains customary restrictions on the ability of the Company to, among other things, grant liens or incur indebtedness other than certain obligations incurred in the ordinary course of business. The restrictions are also subject to certain additional qualifications and carveouts, as set forth in the Refinanced Convertible Note. The Refinanced Convertible Note is subordinated to certain other indebtedness of the Company, as described under Item 8.01 below.

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

In connection with the refinancing, the Company recorded a debt discount of $1.2 million. The debt discount is equal to the change in the fair value of the conversion option between the Refinanced Convertible Note and the Prior Notes. The fair value of the conversion option was determined a Monte Carlo simulation and the model of stock price behavior known as GBM which simulates a future period as a random step from a previous period. Significant assumptions were: expected stock price premium of 40%, expected trading days of 252 days, and volatility of 60%.

In addition, the Refinanced Convertible Note contains two embedded derivatives for default interest and an event of default put. Due to the unlikely event of default, the embedded derivatives have a de minimis value as of December 31, 2017.

2017 Note

On July 24, 2017, the Company entered into a secured demand promissory note, pursuant to which Mr. Drexler loaned the Company $1.0 million, which was payable upon demand. Proceeds from the 2017 Note were used to partially fund a settlement agreement. The 2017 Note carried interest at a rate of 15% per annum. Any interest not paid when due would be capitalized and added to the principal amount of the 2017 Note and bears interest on the applicable interest payment date along with all other unpaid principal, capitalized interest, and other capitalized obligations. The Company could prepay the 2017 Note without penalty any time prior to a demand request from Mr. Drexler. This Note was refinanced as part of the 2017 Refinanced Convertible Note.

2016 Convertible Note

In November 2016, the Company entered into a convertible secured promissory note agreement with Mr. Drexler pursuant to which Mr. Drexler loaned the Company $11.0 million. Proceeds from the 2016 Convertible Note were used to fund the settlement of litigation. The 2016 Convertible Note was secured by all assets and properties of the Company and its subsidiaries, whether tangible or intangible. The 2016 Convertible Note carried interest at a rate of 10% per annum, or 12% if there is an event of default. Both the principal and the interest under the 2016 Convertible Note were due on November 8, 2017, unless converted earlier. Mr. Drexler could convert the outstanding principal and accrued interest into 6,010,929 shares of the Company's common stock for $1.83 per share at any time. The Company could prepay the 2016 Convertible Note at the aggregate principal amount therein, plus accrued interest, by giving Mr. Drexler between 15 and 60 day-notice depending upon the specific circumstances, provided that Mr. Drexler could convert the 2016 Convertible Note during the applicable notice period. The Company recorded the 2016 Convertible Note as a liability in the balance sheet and also recorded a beneficial conversion feature of $601,000 as a debt discount upon issuance of the convertible note, which was amortized over the term of the debt using the effective interest method. The beneficial conversion feature was calculated based on the difference between the fair value of common stock on the transaction date and the effective conversion price of the convertible note. As of December 31, 2017 and 2016, the 2016 Convertible Note had an outstanding principal balance of $0.0 million and $11.0 million, respectively, and a carrying value of $0.0 million and $10.5 million, respectively. This Note was refinanced as part of the 2017 Refinanced Convertible Note.

2015 Convertible Note

In December 2015, the Company entered into a convertible secured promissory note agreement with Mr. Drexler, pursuant to which he loaned the Company $6.0 million. Proceeds from the 2015 Convertible Note were used to fund working capital requirements. The 2015 Convertible Note was secured by all assets and properties of the Company and its subsidiaries, whether tangible or intangible. The 2015 Convertible Note originally carried an interest at a rate of 8% per annum, or 10% in the event of default. Both the principal and the interest under the 2015 Convertible Note were originally due in January 2017, unless converted earlier. The due date of the 2015 Convertible Note was extended to November 8, 2017 and the interest rate raised to 10%per annum, or 12% in the event of default. Mr. Drexler could convert the outstanding principal and accrued interest into 2,608,695 shares of common stock for $2.30 per share at any time. The Company could prepay the convertible note at the aggregate principal amount therein plus accrued interest by giving the holder between 15 and 60 day-notice, depending upon the specific circumstances, provided that Mr. Drexler could convert the 2015 Convertible Note during the applicable notice period. The Company recorded the 2015 Convertible Note as a liability in the balance sheet and also recorded a beneficial conversion feature of $52,000 as a debt discount upon issuance of the 2015 Convertible Note, which was amortized over the original term of the debt using the effective interest method. The beneficial conversion feature was calculated based on the difference between the fair value of common stock on the transaction date and the effective conversion price of the convertible note. As of December 31, 2017 and 2016, the convertible note had an outstanding principal balance and carrying value of $0.0 and $6.0 million, respectively. In connection with the Company entering into the 2015 Convertible Note with Mr. Drexler, the Company granted Mr. Drexler the right to designate two directors to the Board. This Note was refinanced as part of the 2017 Refinanced Convertible Note.

For the years ended December 31, 2017 and 2016, interest expense related to the related party convertible secured promissory notes was $2.4 million and $0.7 million, respectively. During the years ended December 31, 2017 and 2016, $2.2 million and $0.5 million, respectively, in interest was paid in cash to Mr. Drexler.

Inventory Financing

On October 6, 2017, the Company and its affiliate (together with the Company, “Borrower”) entered into a Loan and Security Agreement (“Security Agreement”) with Crossroads Financial Group, LLC (“Crossroads”). Pursuant to the Security Agreement, Borrower may borrow up to 70% of its Inventory Cost or up to 75% of Net Orderly Liquidation Value (each as defined in the Security Agreement), up to a maximum amount of $3.0 million at an interest rate of 1.5% per month, subject to a minimum monthly fee of $22,500. The initial term of the Security Agreement is six months from the date of execution, and such initial term is extended automatically in six-month increments, unless earlier terminated pursuant to the terms of the Security Agreement. The Security Agreement contains customary events of default, including, among others, the failure to make payments on amounts owed when due, default under any other material agreement or the departure of Mr. Drexler. The Security Agreement also contains customary restrictions on the ability of Borrower to, among other things, grant liens, incur debt and transfer assets. Under the Security Agreement, Borrower has agreed to grant Crossroads a security interest in all Borrower’s present and future accounts, chattel paper, goods (including inventory and equipment), instruments, investment property, documents, general intangibles, intangibles, letter of credit rights, commercial tort claims, deposit accounts, supporting obligations, documents, records and the proceeds thereof. As of December 31, 2017, the Company borrowed $3 million from Crossroads, of which $1 million was repaid subsequent to year end.

Secured Borrowing Arrangement

In January 2016, the Company entered into a Purchase and Sale Agreement (the “Purchase and Sale Agreement”) with Prestige Capital Corporation (“Prestige”) pursuant to which the Company agreed to sell and assign and Prestige agreed to buy and accept, certain accounts receivable owed to the Company (“Accounts”). Under the terms of the Purchase and Sale Agreement, upon the receipt and acceptance of each assignment of Accounts, Prestige will pay the Company 80% of the net face amount of the assigned Accounts, up to a maximum total borrowings of $12.5 million subject to sufficient amounts of accounts receivable to secure the loan. The remaining 20% will be paid to the Company upon collection of the assigned Accounts, less any chargeback, disputes, or other amounts due to Prestige. Prestige’s purchase of the assigned Accounts from the Company will be at a discount fee which varies based on the number of days outstanding from the assignment of Accounts to collection of the assigned Accounts. In addition, the Company granted Prestige a continuing security interest in and lien upon all accounts receivable, inventory, fixed assets, general intangibles and other assets. The Purchase and Sale Agreement’s term has been extended to July 31, 2018. At December 31, 2017, we had approximately $5.4 million of outstanding borrowings.

For the year ended December 31, 2017, the Company sold to Prestige accounts with an aggregate face amount of approximately $42.1 million, for which Prestige paid to the Company approximately $33.7 million in cash. During year ended December 31, 2017, $31.6 million was subsequently repaid to Prestige, including fees and interest.

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

Note 9. Commitments and Contingencies

Operating Leases

The Company leases office and warehouse facilities under operating leases, which expire at various dates through 2022. The amounts reflected in the table below are for the aggregate future minimum lease payments under non-cancelable facility operating leases for properties that have not been abandoned as part of the restructuring plan. See Note 5 for additional details regarding the restructured leases. Under lease agreements that contain escalating rent provisions, lease expense is recorded on a straight-line basis over the lease term. Rent expense was $0.6 million and $0.9 million for years ended December 31, 2017 and 2016, respectively.

As of December 31, 2017, future minimum lease payments are as follows (in thousands):

For the Year Ending December 31,
2018	860
2019	846
2020	735
2021	481
2022	369
Total minimum lease payments	$3,291

Capital Leases

In December 2014, the Company entered into a capital lease agreement providing for approximately $1.8 million in credit to lease up to 50 vehicles as part of a fleet lease program. As of December 31, 2017, the Company was leasing two vehicles under the capital lease which were included in “Property and equipment, net” in the Consolidated Balance Sheets. The original cost of leased assets was $86,000 and the associated accumulated depreciation was $54,000. The Company also leases manufacturing and warehouse equipment under capital leases, which expire at various dates through February 2020. Several of such leases were reclassified to the restructuring liability during 2016, and related assets were written off to restructuring expense for the year ended December 31, 2016.

As of December 31, 2017 and December 31, 2016, short-term capital lease liabilities of $126,000 and $173,000, respectively, are included as a component of current accrued liabilities, and the long-term capital lease liabilities of $146,000 and $332,000, respectively, are included as a component of long-term liabilities in the Consolidated Balance Sheets.

As December 31, 2017, the Company’s future minimum lease payments under capital lease agreements, are as follows (in thousands):

For the Year Ending December 31,
2018	$136
2019	101
2020	50
Total minimum lease payments	287
Less amounts representing interest	(19)
Present value of minimum lease payments	$268

Purchase Commitment

As described in Note 4, upon closing of the sale of BioZone, the Company entered into a manufacturing and supply agreement whereby the Company is required to purchase a minimum of approximately $2.5 million of products per year from BioZone annually for an initial term of three years. If the minimum order quantities of specific products are not met, a $3.0 million minimum purchase of other products must be met in order to waive the shortfall, which is at 25% of the realized shortfall. Due to the timing of achieving the minimum purchase quantities, we are below these targets. As a result, we have reserved an amount to cover the estimated purchase commitment shortfall during the year ended December 31, 2017.

Sponsorship and Endorsement Contract Liabilities

The Company has various non-cancelable endorsement and sponsorship agreements with terms expiring through 2019. The total value of future contractual payments as of December 31, 2017 are as follows (in thousands):

	For the Years Ending December 31,
	2018	2019	Total
Outstanding Payments
Endorsement	$276	$62	$338
Sponsorship	144	55	199
Total future payments	$420	$117	$537

Settlements

Bakery Barn

In May 2017, Bakery Barn, a supplier of our protein bars, filed a lawsuit in the Western District of Pennsylvania alleging that the Company had failed to pay $1,406,079 owing for finished product manufactured by Bakery Barn, as well as packaging materials purchased by Bakery Barn to manufacture the Company’s protein bars. The Company filed an answer and counterclaims against Bakery Barn, alleging that Bakery Barn had breached the Manufacturing Agreement and the Quality Agreement by supplying the Company with stale, hardened, moldy or otherwise unsaleable protein bars, and that Bakery Barn’s breaches have caused the Company, at a minimum, several hundred thousand dollars in damages. On October 27, 2017, the parties settled their dispute and entered into a settlement agreement, pursuant to which the Company agreed to pay Bakery Barn $350,000 on October 28, 2017, and an additional $352,416 by November 26, 2017, both of which have been paid. The parties also agreed that Bakery Barn would resume producing products for the Company under substantially the same terms embodied in the oral Manufacturing Agreement, until such time that the Manufacturing Agreement can be reduced to writing.

The Company settled and recorded a gain on the settlement of accounts payable in its Statement of Operations for year ended December 31, 2017 for approximately $391,000.

Manchester City Football Group

The Company was engaged in a dispute with City Football Group Limited (“CFG”), the owner of Manchester City Football Group, concerning amounts allegedly owed by the Company under a Sponsorship Agreement with CFG. In August 2016, CFG commenced arbitration in the United Kingdom against the Company, seeking approximately $8.3 million for the Company’s purported breach of the Sponsorship Agreement.

On July 28, 2017, the Company approved a Settlement Agreement (the “CFG Settlement Agreement”) with CFG effective July 7, 2017. The CFG Settlement Agreement represents a full and final settlement of all litigation between the parties. Under the terms of the agreement, the Company has agreed to pay CFG a sum of $3 million, consisting of a $1 million payment that was advanced by a related party on July 7, 2017, and subsequent $1 million installments to be paid by July 7, 2018 and July 7, 2019, respectively. The 2018 payment is accrued in current liabilities and the 2019 payment is accrued in long-term liabilities.

The Company recorded a charge in its Statement of Operations for the year ended December 31, 2017 for approximately $1.5 million, representing the discounted value of the unrecorded settlement amount and an additional $0.2 million, representing imputed interest. The Company has now concluded the finalization of all its major legacy endorsement deals.

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

On December 17, 2016, the Company entered into a Settlement Agreement (the “AS Parties Settlement Agreement”) with the AS Parties, effective January 4, 2017. Pursuant to the AS Parties Settlement Agreement, and to resolve and settle all disputes between the parties and release all claims between them, the Company agreed to pay the AS Parties (a) $1.0 million, which payment was released to the AS Parties on January 5, 2017, and (b) $2.0 million within six months of the effective date of the AS Parties Settlement Agreement. The Company paid the settlement in full as of September 30, 2017. The Company also has agreed that it will not sell any products from its Arnold Schwarzenegger product line, will donate to a charity chosen by Arnold Schwarzenegger any remaining usable product, and otherwise destroy any products currently in inventory. This inventory was written off to “Impairment of assets” in the Consolidated Statement of Operations during the year ended December 31, 2016. In addition, in connection with the transaction, the 780,000 shares of Company common stock held by Marine MP were sold to a third party on January 4, 2017 in exchange for an aggregate payment by such third party of $1,677,000 to the AS Parties.

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

The Company was engaged in a dispute with Capstone arising out of a Manufacturing Agreement between the parties. On November 7, 2016, the parties executed a settlement agreement (the “Capstone Settlement Agreement”), which terminated the Manufacturing Agreement. Under the Capstone Settlement Agreement, the Company paid cash to Capstone in the amount of $11.0 million. All pending litigation was dismissed with prejudice. The Capstone Settlement Agreement released all parties from any and all claims, actions, causes of action, suits, controversies or counterclaims that the parties have had, now have or thereafter can, shall or may have. The Company also issued a warrant to purchase 1,289,378 shares of the Company’s common stock to INI (the “Settlement Warrant”). The exercise price of the Settlement Warrant was $1.83 per share, with a term of four years. The Company valued the Settlement Warrant by utilizing the Black Scholes model at approximately $1.8 million.

As of the settlement date, the Company had approximately $21.9 million in accounts payable and accrued liabilities associated with the Capstone liability. Based upon the amounts included herein, the Company recorded a gain of approximately $9.1 million based on the Capstone settlement.

Contingencies

In the normal course of business or otherwise, the Company may become involved in legal proceedings. The Company will accrue a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. The accrual for a litigation loss contingency might include, for example, estimates of potential damages, outside legal fees and other directly related costs expected to be incurred. As of December 31, 2017, the Company was involved in the following material legal proceedings described below.

ThermoLife

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

In February 2016, Estalella filed a complaint in Colorado state court against the Company and Ryan Drexler, Chairman of the Board, Chief Executive Officer and President, alleging, among other things, that the Company breached the Employment Agreement, and seeking certain equitable relief and unspecified damages. The Company believes Estalella’s claims are without merit. As of the date of this report, the Company has evaluated the potential outcome of this lawsuit and recorded the liability consistent with its policy for accruing for contingencies. The discovery phase of the lawsuit has concluded and the Company is preparing for a revised trial date expected to commence in May 2018.

Insurance Carrier Lawsuit

The Company is engaged in litigation with an insurance carrier, Liberty Insurance Underwriters, Inc. (“Liberty”), arising out of Liberty’s denial of coverage. In 2014, the Company sought coverage under an insurance policy with Liberty for claims against directors and officers of the Company arising out of an investigation by the Securities and Exchange Commission (“SEC”). Liberty denied coverage, and, on February 12, 2015, the Company filed a complaint in the District Court, City and County of Denver, Colorado against Liberty claiming wrongful and unreasonable denial of coverage for the cost and expenses incurred in connection with the SEC investigation and related matters. Liberty removed the complaint to the United States District Court for the District of Colorado, which in August 2016 granted Liberty’s motion for summary judgment, denying coverage and dismissing the Company’s claims with prejudice, and denied the Company’s motion for summary judgment. The Company filed an appeal in November 2016. The Company filed its opening brief on February 1, 2017 and Liberty filed its response brief on April 7, 2017. The Company filed its reply brief on May 5, 2017. The case moved to the 10th Circuit Court of Appeals. In October 2017 the 10th Circuit affirmed the lower court’s grant of summary judgment in favor of Liberty. We are currently working with Liberty to determine what amounts are recoverable under the policy that fall outside of the litigation.

IRS Audit

On April 6, 2016, the Internal Revenue Service (“IRS”) selected the Company’s 2014 Federal Income Tax Return for audit. As a result of the audit, the IRS proposed certain adjustments with respect to the tax reporting of the Company’s former executives’ 2014 restricted stock grants. Due to the Company’s current and historical loss position, the proposed adjustments would have no material impact on its Federal income tax. On October 5, 2016, the IRS commenced an audit of the Company’s employment and withholding tax liability for 2014. The IRS is contending that the Company inaccurately reported the value of the restricted stock grants and improperly failed to provide for employment taxes and federal tax withholding on these grants. In addition, the IRS is proposing certain penalties associated with the Company’s filings. On April 4, 2017, the Company received a “30-day letter” from the IRS asserting back taxes and penalties of approximately $5.3 million, of which $0.4 million related to employment taxes and $4.9 million related to federal tax withholding and penalties. Additionally, the IRS is asserting that the Company owes information reporting penalties of approximately $2.0 million. The Company’s counsel has submitted a formal protest to the IRS disputing on several grounds all of the proposed adjustments and penalties on the Company’s behalf, and the Company intends to pursue this matter vigorously through the IRS appeal process. Due to the uncertainty associated with determining the Company’s liability for the asserted taxes and penalties, if any, and to the Company’s inability to ascertain with any reasonable degree of likelihood, as of the date of this report, the outcome of the IRS appeals process, the Company has recorded an estimate for its potential liability, if any, associated with these taxes.

Note 10. Stockholders’ Deficit

Common Stock

For the year ended December 31, 2017, the Company had the following transactions related to its common stock including restricted stock awards (in thousands, except share and per share data):

Transaction Type	Quantity (Shares)	Valuation ($)	Range of Value per Share
Shares issued to employees, executives and directors	538,945	$1,045	$1.87-2.17
Total	538,945	$1,045	$1.87-2.17

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

Common stock outstanding as of December 31, 2017 and 2016 includes shares legally outstanding even if subject to future vesting.

Warrants

In November 2016, the Company issued a warrant to purchase 1,289,378 shares of its common stock to the parent company of Capstone related to the dispute settlement. See Note 9 for additional information. The exercise price of this warrant was $1.83 per share, with a contractual term of four years. The Company has valued this warrant by utilizing the Black-Scholes model at approximately $1.8 million with the following assumptions: contractual life of four years, risk free interest rate of 1.27%, dividend yield of 0%, and expected volatility of 118.4%.

In July 2014, the Company issued a warrant to purchase 100,000 shares of its common stock related to an endorsement agreement. See Note 14 for additional information. The exercise price of this warrant was $11.90 per share, with a contractual term of five years. This warrant was fully vested as of December 31, 2016.

Treasury Stock

During the years ended December 31, 2017 and 2016, the Company did not repurchase any shares of its common stock and held 875,621 shares in treasury as of December 31, 2017 and 2016. As of December 31, 2015, 860,900 of the Company’s shares held in treasury were subject to a pledge with a lender in connection with a term loan which was cancelled when the term loan was paid off in January 2016.

Note 11. Stock-Based Compensation

Stock Incentive Plans

In 2015, the Board adopted the MusclePharm Corporation 2015 Incentive Compensation Plan (the “2015 Plan”). The 2015 Plan provides for the issuance of incentive stock options, non-qualified stock options, restricted stock, stock appreciation rights, restricted stock units, dividend equivalent rights, and other cash- and stock-based awards to employees, consultants and directors of the Company or its subsidiaries.

The 2015 Plan is administered by the Board, unless the Board elects to delegate administration responsibilities to a committee (either of the foregoing, or their authorized delegates, the “plan administrator”), and will continue in effect until terminated. The 2015 Plan may be amended, modified or terminated, subject to stockholder approval to the extent necessary to comply with applicable law or to the extent an amendment increases the number of shares available under the 2015 Plan or permits the extension of the exercise period for an stock option or stock appreciation right beyond ten years from the date of grant, and, with respect to outstanding awards, subject to the consent of the holder thereof if the amendment, modification or termination materially and adversely affects such holder. The total number of shares that may be issued under the 2015 Plan cannot exceed 2,000,000, subject to adjustment in the event of certain changes in the capital structure of the Company. As of December 31, 2017, 833,574 shares were available for issuance under the 2015 Plan.

The plan administrator determines the individuals who are issued awards and the terms and conditions of the awards, including vesting terms and conditions. The plan administrator also determines the methods by which the exercise price of stock options may be paid, which may include a combination of cash or check, shares, a promissory note or other property, and the methods by which shares are delivered.

Under the 2015 Plan, in any calendar year, the maximum number of shares with respect to which awards may be granted to any one participant during the year is 350,000 shares, subject to adjustment in the event of specified changes in the capital structure of the Company, and the maximum amount that may be paid in cash during any calendar year with respect to any award is $1.5 million.

Restricted Stock

The Company’s stock-based compensation for the years ended December 31, 2017 and 2016 consisted primarily of restricted stock awards. The restricted stock awards that were granted to employees, executives and Board members were as follows:

	Unvested Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance – December 31, 2015	1,025,999	$12.34
Granted	572,154	2.39
Vested	(843,643)	9.94
Cancelled	(260,000)	13.00
Forfeited	(116,085)	8.65
Unvested balance – December 31, 2016	378,425	3.45
Granted	538,945	1.94
Vested	(430,103)	2.83
Unvested balance – December 31, 2017	487,267	2.32

The total fair value of restricted stock awards granted to employees, executives and Board members was $1.0 million and $1.4 million for the years ended December 31, 2017 and 2016, respectively. As of December 31, 2017, the total unrecognized expense for unvested restricted stock awards, net of expected forfeitures, was $1.1 million, which is expected to be amortized over a weighted average period of 10 months.

Restricted Stock Awards Issued to Ryan Drexler, Chairman of the Board, Chief Executive Officer and President

The Company issued Mr. Drexler (i) 200,000 shares of restricted stock, with a grant date value of $0.5 million, in December 2016 and (ii) 350,000 shares of restricted stock, with a grant date value of $0.7 million, in January 2017, in each case, calculated based upon the closing price of the Company’s common stock on the date of issuance. These shares of restricted stock vested in full upon the first anniversary of the grant date.

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

Accelerated Vesting of Restricted Stock Awards Related to Terminations of Employment

In March 2016, Brad Pyatt, the Company’s former Chief Executive Officer, terminated employment with the Company. In connection with the termination of his employment, 500,000 shares of restricted stock held by Mr. Pyatt vested in full upon his termination of employment in accordance with the original grant terms. In connection with the accelerated vesting of these restricted stock awards, the Company recognized stock compensation expense of $3.9 million, which is included in “Salaries and Benefits” in the accompanying Consolidated Statements of Operations for the year ended December 31, 2016.

In March 2017, Brent Baker, the Company’s former Executive Vice President of International Business, terminated employment with the Company. In connection with his termination of employment in March 2017, 10,000 shares of restricted stock held by Mr. Baker vested in full upon his termination of employment in accordance with the original grant terms. In connection with the accelerated vesting of these restricted stock awards, the Company recognized stock compensation expense of $42,902, which is included in “Salaries and Benefits” in the accompanying Consolidated Statements of Operations for the year ended December 31, 2017.

Stock Options

The Company may grant options to purchase shares of the Company’s common stock to certain employees and directors pursuant to the 2015 Plan. Under the 2015 Plan, all stock options are granted with an exercise price equal to or greater than the fair market value of a share of the Company’s common stock on the date of grant. Vesting is generally determined by the plan administrator under the 2015 Plan. No stock option may be exercisable more than ten years after the date it is granted.

In February 2016, the Company issued options to purchase 137,362 shares of its common stock to Mr. Drexler, the Company’s Chairman of the Board, Chief Executive Officer, and President, and options to purchase 54,945 shares of its common stock to Michael Doron, the former Lead Director of the Board. Upon resignation from the Board of Directors in June 2017, Mr. Doron forfeited 20,604 of the options issued. These stock options were granted with an exercise price of $1.89 per share, a contractual term of 10 years and a grant date fair value of $1.72 per share, or $0.3 million in the aggregate, which is amortized on a straight-line basis over the vesting period of two years. The Company determined the fair value of the stock options using the Black-Scholes model. The table below sets forth the assumptions used in valuing such options.

For the Year Ended December 31, 2016
Expected term of options	6.5 years
Expected volatility-range used	118.4%-131.0%
Expected volatility-weighted average	125.7%
Risk-free interest rate-range used	1.27%-1.71%

For the years ended December 31, 2017 and 2016, the Company recorded stock compensation expense related to options of $0.2 million for both years.

Stock Options Summary Table

The following table describes the total options outstanding, granted, exercised, expired and forfeited as of and during the years ended December 31, 2017 and 2016, as well as the total options exercisable as of December 31, 2017. Shares obtained from the exercise of our options are subject to various trading restrictions.

	Options Pursuant to the 2015 Plan	Weighted Average Exercise Price Per Share	Weighted Average Fair Value of Options Granted During the Year	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Issued and outstanding as of December 31, 2015	—	—	—	—	—
Granted	331,584	$2.10	$1.88	—	$—
Exercised	—	—	—	—	—
Forfeited	—	—	—	—	—
Issued and outstanding as of December 31, 2016	331,584	2.10	1.88	—	—
Granted	—	—	—
Exercised	—	—	—
Forfeited	(159,881)	2.33	2.09
Issued and outstanding as of December 31, 2017	171,703	1.89	1.72	8.15	—
Exercisable as of December 31, 2017	72,114	$1.89	1.72	8.15	—

As of December 31, 2017, the total unrecognized expense for unvested stock options was approximately $20,000, which is expected to be amortized over a weighted average period of two months.

Note 12. Defined Contribution Plan

The Company established a 401(k) Plan (the “401(k) Plan”) for eligible employees of the Company. Generally, all employees of the Company who are at least twenty-one years of age and who have completed six months of service are eligible to participate in the 401(k) Plan. The 401(k) Plan is a defined contribution plan that provides that participants may make voluntary salary deferral contributions, on a pretax basis, in the form of voluntary payroll deductions. The Company may make discretionary matching contributions. For the years ended December 31, 2017 and 2016, the Company’s matching contribution were $0.1 million and $0.2 million, respectively.

Note 13. Net Loss per Share

Basic net loss per share is computed by dividing net loss for the period by the weighted average number of shares of common stock outstanding during each period. There was no dilutive effect for the outstanding potentially dilutive securities for the years ended December 31, 2017 and 2016, respectively, as the Company reported a net loss for all periods.

The following table sets forth the computation of the Company’s basic and diluted net loss per share for the years presented (in thousands, except share and per share data):

	For the Years Ended December 31,
	2017	2016
Net loss	$(10,973)	$(3,477)
Weighted average common shares used in computing net loss per share, basic and diluted	13,877,686	13,438,248
Net loss per share, basic and diluted	$(0.79)	$(0.26)

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

There was no dilutive effect for the outstanding awards for the years ended December 31, 2017 and 2016, respectively, as the Company reported a net loss for both periods. However, if the Company had net income for the year ended December 31, 2017, the potentially dilutive securities included in the earnings per share computation would have been 18,264,564. If the Company had net income for the year ended December 31, 2016, the potentially dilutive securities included in the earnings per share computation would have been 10,719,011.

Total outstanding potentially dilutive securities were comprised of the following:

	As of December 31,
	2017	2016
Stock options	171,703	331,584
Warrants	1,389,378	1,389,378
Unvested restricted stock	487,267	378,425
Convertible notes	16,216,216	8,619,624
Total common stock equivalents	18,264,564	10,719,011

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

On December 17, 2016, the Company entered into the AS Parties Settlement Agreement, effective January 4, 2017. Pursuant to the AS Parties Settlement Agreement, and to resolve and settle all disputes between the parties and release all claims between them, the Endorsement Licensing and Co-Branding Agreement was terminated and the Company agreed to pay the AS Parties (a) $1 million, which payment was released to the AS Parties on January 5, 2017, and (b) $2.0 million within six months of the effective date of the AS Parties Settlement Agreement. The Company also has agreed that it will not sell any products from its Arnold Schwarzenegger product line, will donate to a charity chosen by Arnold Schwarzenegger any remaining usable product, and otherwise destroy any products currently in inventory. See Note 9 for further details.

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

Johnny Manziel

In July 2014, the Company entered into an Endorsement Agreement for the services of Johnny Manziel. As part of this agreement, the Company issued a warrant to purchase 100,000 shares of its common stock at an exercise price of $11.90 per share. The warrants vest monthly over a period of 24 months beginning August 15, 2014, and have a five-year contractual term. The Company recognized stock-based compensation expense of $6,000 for the year ended December 31, 2016, related to these warrants, which is included as a component of “Advertising and promotion” expense in the accompanying Consolidated Statements of Operations. In connection with the restructuring disclosed in Note 5, the Company notified Johnny Manziel of its intention to terminate the endorsement agreement due to breach; however, Johnny Manziel has disputed the termination notice. As of December 31, 2016, all shares were vested under the warrant.

Note 15. Income Taxes

The components of loss before provision for income taxes for the years ended December 31, 2017 and 2016 are as follows (in thousands):

	For the Years Ended December 31,
	2017	2016
Domestic	$(11,123)	$(3,857)
Foreign	293	698
Loss before provision for income taxes	$(10,830)	$(3,159)

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due. Deferred taxes relate to differences between the basis of assets and liabilities for financial and income tax reporting which will be either taxable or deductible when the assets or liabilities are recovered or settled.

As of December 31, 2017, the Company has a Federal net operating loss carry-forward of $89.2 million available to offset future taxable income. The Company has estimated state loss carry-forwards of $54.6 million. The Company also has federal research and development credit carryforwards of $0.2 million as of December 31, 2017. Utilization of net operating losses and R&D credits may be limited due to potential ownership changes under Section 382 of the IRS Code. These net operating loss carry-forwards and federal R&D credits have expiration dates starting in 2030 through 2037.

The valuation allowance as of December 31, 2017 was $24.0 million. The net change in valuation allowance for the year ended December 31, 2017 was a decrease of $7.6 million. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2017.

The effects of temporary differences that gave rise to significant portions of deferred tax assets as of December 31, 2017 and 2016, are as follows (in thousands):

	As of December 31,
	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$21,661	$29,359
Other	1,936	1,794
Gross deferred tax assets	23,597	31,153
Valuation allowance	(23,597)	(31,153)
Net deferred tax assets	—	—
Deferred tax liability
Stock-based compensation	—	—
Intangibles	—	—
Gross deferred tax liabilities	—	—
Net deferred tax assets	$—	$—

The Company incurred income tax expense of $108,000 and $318,000 for the years ended December 31, 2017 and 2016, respectively. Of the total tax provision for the years ended December 31, 2017 and 2016, $50,000 and $134,000 was attributed to taxes for foreign operations, respectively.

The income tax provision for the years ended December 31, 2017 and 2016 included the following (in thousands):

	For the Years Ended December 31,
	2017	2016
Current income tax expense:
Federal	$—	$145
State	58	39
Foreign	50	134
	108	318
Deferred income tax provision:
Federal	—	—
State	—	—
Foreign	—	—
	—	—
Provision for income taxes, net	$108	$318

The income tax provision differs from those computed using the statutory federal tax rate of 34% due to the following (in thousands):

	For the Years Ended December 31,
	2017	2016
Expected provision at statutory federal rate	$(3,682)	$(1,074)
State tax — net of federal benefit	19	23
Foreign income/losses taxed at different rates	(31)	(38)
Sale of BioZone	—	949
Stock-based compensation	289	—
Rate change	11,989	—
Other	156	217
Change in valuation allowance	(8,632)	241
Income tax expense	$108	$318

A reconciliation of the beginning and ending amount of unrecognized tax benefits (“UTB’s”) is as follows (in thousands):

Gross UTB’s as of December 31, 2016	$245
Deductions for tax positions taken in a prior year	(206)
Additions for tax positions taken in the current year	—
Gross UTB’s as of December 31, 2017	$39

If recognized, none of the Company’s unrecognized tax benefits as of December 31, 2017 would reduce its annual effective tax rate but would result in a corresponding adjustment to its deferred tax valuation allowance. As of December 31, 2017, the Company has not recorded a liability for potential interest or penalties. The Company also does not expect its unrecognized tax benefits to change significantly over the next 12 months. By statute, all tax years are open to examination by the major taxing jurisdictions to which the Company is subject.

The Tax Cuts and Jobs Act of 2017 (Tax Act), as signed by the President of the United States on December 22, 2017, significantly revises U.S. tax law. The tax reform legislation reduces the corporate tax rate, limits or eliminates certain tax deductions and changes the taxation of foreign earnings of U.S. multinational companies. The Deemed Repatriation Transition Tax (Transition Tax) is a tax on previously untaxed accumulated and current earnings and profits (E&P) of our foreign subsidiary at reduced tax rates. To determine the amount of the Transition Tax, we must determine, in addition to other factors, the amount of post-1986 E&P of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings.

The Tax Act reduces the corporate tax rate to 21 percent, effective January 1, 2018. Consequently, we recorded a provisional decrease to deferred tax assets of approximately $12.0 million. This reduction was fully offset by a corresponding change in the valuation allowance recorded against our deferred tax assets.

The SEC staff issued SAB 118, which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act. We are able to make a reasonable estimate of the Transition Tax and expect to utilize U.S. net operating losses to reduce the tax. We will continue to gather additional information to more precisely compute the amount of the Transition Tax within the measurement period. Although the tax rate reduction is known, we have not collected all of the necessary data to complete our analysis of the effect of the Tax Act on the underlying deferred taxes and as such, the amounts recorded as of December 31, 2017 are provisional.

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

Revenue, net by geography is based on the company addresses of the customers. The following table sets forth revenue, net by geographic area (in thousands):

	For the Years Ended December 31,
	2017	2016
Revenue, net:
United States	$61,656	$86,748
International	40,499	45,751
Total revenue, net	$102,155	$132,499

Note 17. Other Related Party Transactions

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

Recognized Subsequent Events

None.

Unrecognized Subsequent Events

Effective February 1, 2018, we entered into an Amended and Restated Executive Employment Agreement with Ryan Drexler, pursuant to which, among other things, Mr. Drexler agreed to continue to serve as the Company’s Chairman of the Board of Directors, Chief Executive Officer and President through January 31, 2021.

Exhibit Index

		Incorporated by Reference
Exhibit No.	Description	Form	SEC File Number	Exhibit	Filing Date

3.1	Articles of Incorporation of MusclePharm Corporation (successor to Tone in Twenty).	SB-2	333-147111	3.1	November 2, 2007

3.2	Amendment to the Articles of Incorporation.	SB-2	333-147111	3.3	November 2, 2007

3.3	Amendment to the Articles of Incorporation.	8-K	000-53166	3.3	February 24, 2010

3.4	Amendment to the Articles of Incorporation.	10-Q	000-53166	3.1	May 23, 2011

3.5	Amendment to the Articles of Incorporation.	8-K	000-53166	3.1	November 23, 2011

3.6	Amendment to the Articles of Incorporation.	8-K	000-53166	3.1	January 27, 2012

3.7	Amendment to the Articles of Incorporation.	8-K	000-53166	3.1	March 30, 2012

3.8	Certificate of Change.	8-K	000-53166	3.1	November 28, 2012

3.9	Certificate of Amendment to Articles of Incorporation.	8-K	000-53166	3.2	November 28, 2012

3.10	Certificate of Correction.	S-1/A	333-184625	3.15	December 26, 2012

3.11	Second Amended and Restated Bylaws.	8-K	000-53166	3.1	September 27, 2016

4.1	Specimen of certificate for MusclePharm Corporation Common Stock.	S-1/A	333-184625	4.4	December 28, 2012

4.2	Warrant, dated November 7, 2016 by and between MusclePharm Corporation and INI Buyer, Inc.	10-Q	000-53166	4.1	November 9, 2016

4.3	2015 Incentive Compensation Plan.	S-8	333-212576	4.14	July 18, 2016

10.1	Purchasing Agreement with General Nutrition Corporation dated December 16, 2009.	8-K	000-53166	10.2	February 24, 2010

10.2	Form of Registration Rights Agreement, dated July 13, 2012, between MusclePharm Corporation and TCA Global Credit Master Fund LP.	8-K	000-53166	10.1	July 20, 2012

10.3	Form of Indemnification Agreement.	8-K	000-53166	10.1	August 27, 2012

Exhibit Index (continued)

		Incorporated by Reference
Exhibit No.	Description	Form	SEC File Number	Exhibit	Filing Date

10.4*	MusclePharm Corporation 2015 Incentive Compensation Plan.	S-8	000-53166	4.14	July 18, 2016

10.5	Confidentiality and Non-Disclosure Agreement, dated June 23, 2015, between MusclePharm Corporation and Consac, LLC, an affiliate of Ryan Drexler.	10-Q	000-53166	10.6	August 10, 2015

10.6*	Executive Employment Agreement, dated February 11, 2016, between MusclePharm Corporation and Ryan Drexler.	8-K	000-53166	10.1	February 16, 2016

10.7	Agreement for Purchase and Sale of Stock dated April 21, 2016, between MusclePharm Corporation and BioZone Laboratories, Inc., BioZone Holdings, Inc. and Flavor Producers, Inc.	8-K	000-53166	10.1	April 27, 2016

10.8	Convertible Secured Promissory Note, dated November 8, 2016, by and between MusclePharm Corporation and Ryan Drexler.	10-Q	000-53166	10.1	November 9, 2016

10.9	Amended and Restated Security Agreement, dated November 8, 2016, by and between MusclePharm Corporation and Ryan Drexler.	10-Q	000-53166	10.2	November 9, 2016

10.10	Settlement Agreement, dated November 7, by and among MusclePharm Corporation and F.H.G. Corporation d/b/a Capstone Nutrition, INI Parent, Inc., INI Buyer, Inc. and Medley Capital Corporation.	10-Q	000-53166	10.3	November 9, 2016

10.11*	Amended and Restated Executive Employment Agreement, between MusclePharm Corporation and Ryan Drexler.	8-K	000-53166	10.1	March 1, 2018

10.12*	Employment Agreement, between MusclePharm Corporation and Peter Lynch.	8-K	000-53166	10.1	December 2, 2016

10.13	Convertible Secured Promissory Note, dated December 7, 2015, by and between MusclePharm Corporation and Ryan Drexler.	10-K	000-53166	10.14	March 15, 2017

Exhibit Index (continued)

Incorporated by Reference
ExhibitNo.	Description	Form	SEC File Number	Exhibit	Filing Date

10.14	First Amendment to Convertible Secured Promissory Note, dated December 7, 2015, by and between MusclePharm Corporation and Ryan Drexler.	10-K	000-53166	10.15	March 15, 2017

10.15*	Amended and Restated Executive Employment Agreement, between MusclePharm Corporation and Ryan Drexler	8-K	000-53166	10.1	March 1, 2018

10.16**	Lease Agreement for the Corporate Headquarters located in Burbank, CA effective October 1, 2017

10.17**	Executive Employment Agreement, between MusclePharm Corporation and Brian Casutto

14.1	Code of Ethics.	8-K	000-53166	14	April 23, 2012

14.2	Corporate Governance Guidelines, adopted March 8, 2015.	10-Q	000-53166	99.1	May 11, 2015

21.1**	Subsidiaries of the Registrant.

23.1**	Consent of Independent Public Accounting Firm

31.1**	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2***	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**
The following materials from MusclePharm Corporation’s annual report on Form 10-K for the year ended December 31, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statement of Changes in Stockholders’ Deficit; (v) the Consolidated Statements of Cash Flows; and (vi) related notes to these financial statements.

*	Indicates management contract or compensatory plan or arrangement.
**	Filed herewith
***	Furnished herewith