Form 10-Q
period 2018-03-31
MusclePharm Corp
filed 2018-05-15
CIK 1415684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2018

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

Number of shares of the registrant’s common stock outstanding at May 1, 2018: 14,731,667, excluding 875,621 shares of common stock held in treasury.

MusclePharm Corporation
Form 10-Q

Forward-Looking Statements

 Except as otherwise indicated herein, the terms “Company,” “we,” “our” and “us” refer to MusclePharm Corporation and its subsidiaries. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future results of operations and financial position, including our future profits, financing sources and our ability to satisfy our liabilities, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Item 1A, “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on April 2, 2018. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
MusclePharm Corporation
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash	$5,114	$6,228
Accounts receivable, net of allowance for doubtful accounts of $1,518 and $1,363, respectively	16,925	16,668
Inventory	7,738	6,484
Prepaid giveaways	111	89
Prepaid expenses and other current assets	895	993
Total current assets	30,783	30,462
Property and equipment, net	1,632	1,822
Intangible assets, net	1,237	1,317
Other assets	239	225
TOTAL ASSETS	$33,891	$33,826
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$14,897	$11,742
Accrued liabilities	7,441	7,761
Accrued restructuring charges, current	560	595
Obligation under secured borrowing arrangement	5,547	5,385
Line of credit	2,000	3,000
Total current liabilities	30,445	28,483
Convertible note with a related party, net of discount	16,917	16,669
Accrued restructuring charges, long-term	110	120
Other long-term liabilities	1,060	1,088
Total liabilities	48,532	46,360
Commitments and contingencies (Note 8)
Stockholders' deficit:
Common stock, par value of $0.001 per share; 100,000,000 shares authorized 15,607,288 and 15,526,175 shares issued as of March 31, 2018 and December 31, 2017, respectively; 14,731,667 and 14,650,554 shares outstanding as of March 31, 2018 and December 31, 2017, respectively	14	14
Additional paid-in capital	159,798	159,608
Treasury stock, at cost; 875,621 shares	(10,039)	(10,039)
Accumulated other comprehensive loss	(142)	(150)
Accumulated deficit	(164,272)	(161,967)
TOTAL STOCKHOLDERS’ DEFICIT	(14,641)	(12,534)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$33,891	$33,826

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MusclePharm Corporation
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenue, net	$26,547	$26,009
Cost of revenue	18,328	19,539
Gross profit	8,219	6,470
Operating expenses:
Advertising and promotion	3,661	1,888
Salaries and benefits	2,154	3,269
Selling, general and administrative	2,546	2,886
Research and development	212	137
Professional fees	572	882
Total operating expenses	9,145	9,062
Loss from operations	(926)	(2,592)
Gain on settlement of accounts payable	—	449
Other expense, net	(1,310)	(978)
Loss before provision for income taxes	(2,236)	(3,121)
Provision for income taxes	69	28
Net loss	$(2,305)	$(3,149)

Net loss per share, basic and diluted	$(0.16)	$(0.23)

Weighted average shares used to compute net loss per share, basic and diluted	14,615,677	13,773,508

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MusclePharm Corporation
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Net loss	$(2,305)	$(3,149)
Other comprehensive income:
Change in foreign currency translation adjustment	8	6
Comprehensive loss	$(2,297)	$(3,143)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MusclePharm Corporation
Condensed Consolidated Statement of Changes in Stockholders’ Deficit
(In thousands, except share data)
(Unaudited)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Loss	Deficit	Deficit
Balance—December 31, 2017	14,650,554	$14	$159,608	$(10,039)	$(150)	$(161,967)	$(12,534)
Stock-based compensation related to issuance and amortization of restricted stock awards to employees, executives and directors	—	—	121	—	—	—	121
Stock-based compensation related to issuance of stock options to an executive and a director	—	—	16	—	—	—	16
Issuance of shares of common stock related to the payment of interest on a related party note	81,113	—	53	—	—	—	53
Change in foreign currency translation adjustment	—	—	—	—	8	—	8
Net loss	—	—	—	—	—	(2,305)	(2,305)
Balance—March 31, 2018	14,731,667	$14	$159,798	$(10,039)	$(142)	$(164,272)	$(14,641)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MusclePharm Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,305)	$(3,149)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	287	420
Gain on settlement of accounts payable	—	(449)
Bad debt expense	164	—
Amortization of debt discount	248	153
Stock-based compensation	137	607
Other	—	363
Changes in operating assets and liabilities:
Accounts receivable	(443)	(1,925)
Inventory	(1,255)	2,463
Prepaid giveaways	(23)	132
Prepaid expenses and other current assets	100	(387)
Other assets	(14)	—
Accounts payable and accrued liabilities	2,917	803
Accrued restructuring charges	(45)	(73)
Net cash used in operating activities	(232)	(1,042)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(14)	—
Net cash used in investing activities	$(14)	$—
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on line of credit	(1,000)	—
Proceeds from secured borrowing arrangement, net of reserves	13,494	4,087
Payments on secured borrowing arrangement, net of fees	(13,332)	(4,951)
Repayment of capital lease obligations	(34)	(36)
Net cash used in financing activities	(872)	(900)
Effect of exchange rate changes on cash	4	15
NET CHANGE IN CASH	(1,114)	(1,927)
CASH — BEGINNING OF PERIOD	6,228	4,943
CASH — END OF PERIOD	$5,114	$3,016
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$614	$672
Cash paid for taxes	$68	$8
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Property and equipment acquired in conjunction with capital leases	$—	$12
Purchase of property and equipment included in current liabilities	$13	$9
Interest paid through issuance of shares of common stock	$53	$—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MusclePharm Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Description of Business

Description of Business

MusclePharm Corporation, or the Company, was incorporated in Nevada in 2006. Except as otherwise indicated herein, the terms “Company,” “we,” “our” and “us” refer to MusclePharm Corporation and its subsidiaries. The Company is a scientifically driven, performance lifestyle company that develops, manufactures, markets and distributes branded nutritional supplements. The Company is headquartered in Burbank, California and as of March 31, 2018 had the following wholly-owned operating subsidiaries: MusclePharm Canada Enterprises Corp. (“MusclePharm Canada”), MusclePharm Ireland Limited (“MusclePharm Ireland”) and MusclePharm Australia Pty Limited (“MusclePharm Australia”). A former subsidiary of the Company, BioZone Laboratories, Inc. (“BioZone”), was sold on May 9, 2016.

Management’s Plans with Respect to Liquidity and Capital Resources

Management believes the restructuring plan, the continued reduction in ongoing operating costs and expense controls, and growth strategy, will enable us to ultimately achieve profitability. Management believes that the Company has sufficiently reduced its operating expenses, and that the Company’s ongoing sources of revenue that will be sufficient to cover these expenses for the foreseeable future. The Company can give no assurances that this will occur.

As of March 31, 2018, the Company had a stockholders’ deficit of $14.6 million and recurring losses from operations. To manage cash flow, the Company entered into a secured borrowing arrangement, pursuant to which the Company has the ability to borrow up to $12.5 million subject to sufficient amounts of accounts receivable to secure the loan. The secured borrowing arrangement’s term has been extended to July 31, 2018. In October 2017, the Company also entered into a loan and security agreement to borrow against the Company’s inventory up to a maximum of $3.0 million for an initial six-month term which was automatically extended for six additional months. As of March 31, 2018, the Company owed $2.0 million under this loan and security agreement.

On November 3, 2017, the Company entered into a refinancing transaction with Mr. Ryan Drexler, the Company’s Chairman of the Board, Chief Executive Officer and President, to restructure all of the $18.0 million in notes payable to him, which are now due on December 31, 2019. Accordingly, such debt is classified as a long-term liability at March 31, 2018.

As of March 31, 2018, the Company had approximately $5.1 million in cash and $0.3 million in working capital.

The accompanying Condensed Consolidated Financial Statements as of and for the quarter ended March 31, 2018 was prepared on the basis of a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. Accordingly, they do not give effect to adjustments that could be necessary should we be required to liquidate our assets.

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

Mr. Drexler has verbally both stated his intent and ability to put more capital into the business if necessary. However, Mr. Drexler is under no obligation to the Company to do so, and the Company can give no assurances that Mr. Drexler will be willing or able to do so at a future date and/or that he will not demand payment of his refinanced convertible note on December 31, 2019.

Our capital resources as of March 31, 2018, available borrowing capacity and current operating plans are expected to be sufficient to fund the planned operations for at least twelve months from the date of filing this report.

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

Unaudited Interim Financial Information

The accompanying unaudited interim Condensed Consolidated Financial Statements have been prepared in accordance with GAAP and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and notes required by GAAP for complete financial statements. The Company’s management believes the unaudited interim Condensed Consolidated Financial Statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position as of March 31, 2018, results of operations for the three months ended March 31, 2018 and 2017, and cash flows for the three months ended March 31, 2018 and 2017. The results of operations for the three ended March 31, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018.

These unaudited interim Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on April 2, 2018.

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

Revenue Recognition

The Company's previous revenue recognition policy was to recognize revenue when persuasive evidence of an arrangement existed, delivery had occurred, the fee was fixed or determinable and collection was reasonably assured.

The Company’s standard terms and conditions of sale allowed for product returns or replacements in certain cases. Estimates of expected future product returns were recognized at the time of sale based on analyses of historical return trends by customer type. Upon recognition, the Company reduced revenue and cost of revenue for the estimated return. Return rates could fluctuate over time, but were sufficiently predictable with established customers to allow the Company to estimate expected future product returns, and an accrual was recorded for future expected returns when the related revenue was recognized.

The Company also offered sales incentives through various programs, consisting primarily of volume incentive rebates and sales incentive reserves. Volume incentive rebates were provided to certain customers based on contractually agreed upon percentages once certain thresholds had been met. Sales incentive reserves were computed based on historical trending and budgeted discount percentages, which were typically based on historical discount rates with adjustments for any known changes, such as future promotions or one-time historical promotions that would not repeat for each customer. The Company recorded sales incentive reserves and volume rebate reserves as a reduction to revenue.

With the adoption of ASC 606, the Company reviewed its previous revenue recognition policy as described above and under ASC 606 the Company determined that there were no material changes resulting from the adoption. Revenue would be recognized when control of the promised goods or services is transferred to the Company’s customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. This is consistent with the revenue recognition policy previously used by the Company. The Company also reviewed the timing and recognition of accounts receivable within the different distribution channels for which the Company generates revenue.

During the three months ended March 31, 2018 and 2017, the Company recorded discounts, and to a lesser degree, sales returns, totaling $4.9 million and $8.0 million, respectively, which accounted for 16% and 23% of gross revenue in each period, respectively.

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

Significant customers are those which represent more than 10% of the Company’s net revenue for each period presented. For each significant customer, revenue as a percentage of total revenue is as follows:

	Percentage of Net Revenue for the Three Months Ended March 31,
	2018	2017
Customers
Costco Wholesale Corporation	37%	35%

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

Note 3. Fair Value of Financial Instruments

Management believes the fair values of the obligations under the secured borrowing arrangements and the convertible notes with a related party approximate carrying value because the debt carries market rates of interest available to the Company. The Company’s remaining financial instruments consisted primarily of accounts receivable, accounts payable, accrued liabilities and accrued restructuring charges, all of which are short-term in nature with fair values approximating carrying value. As of March 31, 2018 and December 31, 2017, the Company held no assets or liabilities that required re-measurement at fair value on a recurring basis.

Note 4. Restructuring

As part of an effort to better focus and align the Company’s resources toward profitable growth, on August 24, 2015, the Board authorized the Company to undertake steps to commence a restructuring of the business and operations, which concluded during the third quarter of 2016.

The following table illustrates the provision of the restructuring charges and the accrued restructuring charges balance as of March 31, 2018 (in thousands):

	Contract Termination Costs	Purchase Commitment of Discontinued Inventories Not Yet Received	Abandoned Lease Facilities	Total
Balance as of December 31, 2017	$308	$175	$232	$715
Expensed	—	—	132	132
Cash payments	—	—	(177)	(177)
Balance as of March 31, 2018	308	175	187	670

The total future payments under the restructuring plan as of March 31, 2018 are as follows (in thousands):

	For the Years Ending December 31,
Outstanding Payments	2018	2019	2020	Total
Contract termination costs	$308	$—	$—	$308
Purchase commitment of discontinued inventories not yet received	175	—	—	175
Abandoned leased facilities	67	91	29	187
Total future payments	$550	$91	$29	$670

Note 5. Balance Sheet Components

Inventory

Inventory consisted solely of finished goods as of March 31, 2018 and December 31, 2017.

The Company records charges for obsolete and slow-moving inventory based on the age of the product as determined by the expiration date or otherwise determined to be obsolete. Products within one year of their expiration dates are considered for write-off purposes. Historically, the Company has had minimal returns with established customers. Other than write-off of inventory during restructuring activities, the Company incurred insignificant inventory write-offs during the three months ended March 31, 2018 and 2017. Inventory write-downs, once established, are not reversed as they establish a new cost basis for the inventory.

Property and Equipment

Property and equipment consisted of the following as of March 31, 2018 and December 31, 2017 (in thousands):

	As of March 31, 2018	As of December 31, 2017
Furniture, fixtures and equipment	$3,614	$3,597
Leasehold improvements	2,044	2,044
Manufacturing and lab equipment	3	3
Vehicles	86	86
Displays	484	485
Website	462	462
Property and equipment, gross	6,693	6,677
Less: accumulated depreciation and amortization	(5,061)	(4,855)
Property and equipment, net	$1,632	$1,822

Depreciation and amortization expense related to property and equipment was $0.2 million and $0.3 million for the three months ended March 31, 2018 and 2017, respectively, which is included in “Selling, general, and administrative” expense in the accompanying Condensed Consolidated Statements of Operations.

Intangible Assets

Intangible assets consisted of the following (in thousands):

	As of March 31, 2018
	Gross Value	Accumulated Amortization	Net Carrying Value	Remaining Weighted-Average Useful Lives (years)
Amortized Intangible Assets
Brand (apparel rights)	$2,244	$(1,007)	$1,237	3.9
Total intangible assets	$2,244	$(1,007)	$1,237

	As of December 31, 2017
	Gross Value	Accumulated Amortization	Net Carrying Value	Remaining Weighted-Average Useful Lives (years)
Amortized Intangible Assets
Brand (apparel rights)	$2,244	$(927)	$1,317	4.1
Total intangible assets	$2,244	$(927)	$1,317

Intangible assets amortization expense was $0.1 million for each of the three months ended March 31, 2018 and 2017, respectively, which is included in “Selling, general, and administrative” expense in the accompanying Condensed Consolidated Statements of Operations.

As of March 31, 2018, the estimated future amortization expense of intangible assets is as follows (in thousands):

For the Year Ending December 31,
Remainder of 2018	$241
2019	321
2020	321
2021	321
2022	33
Total amortization expense	$1,237

Note 6. Other Expense, net

For the three months ended March 31, 2018 and 2017, “Other expense, net” consisted of the following (in thousands):

	For the Three Months Ended March 31,
	2018	2017
Other expense, net:
Interest expense, related party	$(541)	$(422)
Interest expense, related party debt discount	(248)	-
Interest expense, other	(67)	(159)
Interest expense, secured borrowing arrangement	(346)	(104)
Foreign currency transaction loss	(113)	(12)
Other	5	(281)
Total other expense, net	$(1,310)	$(978)

Note 7. Debt

As of March 31, 2018 and December 31, 2017, the Company’s debt consisted of the following (in thousands):

	As of March 31, 2018	As of December 31,2017
2017 Refinanced Convertible Note due December 31, 2019 with a related party	$18,000	$18,000
Obligations under secured borrowing arrangement	5,547	5,385
Secured line of credit	2,000	3,000
Unamortized debt discount with a related party	(1,083)	(1,331)
Total debt	24,464	25,054
Less: current portion	(7,547)	(8,385)
Long term debt	$16,917	$16,669

Related-Party Notes Payable

On November 3, 2017, the Company entered into a refinancing transaction (the “Refinancing”) with Mr. Ryan Drexler, the Company’s Chairman of the Board of Directors, Chief Executive Officer and President. As part of the Refinancing, the Company issued to Mr. Drexler an amended and restated convertible secured promissory note (the “Refinanced Convertible Note”) in the original principal amount of $18,000,000, which amends and restates (i) a convertible secured promissory note dated as of December 7, 2015, and amended as of January 14, 2017, in the original principal amount of $6,000,000 with an interest rate of 8% prior to the amendment and 10% following an amendment (the “2015 Convertible Note”), (ii) a convertible secured promissory note dated as of November 8, 2016, in the original principal amount of $11,000,000 with an interest rate of 10% (the “2016 Convertible Note”) , and (iii) a secured demand promissory note dated as of July 27, 2017, in the original principal amount of $1,000,000 with an interest rate of 15% (the “2017 Note”, and together with the 2015 Convertible Note and the 2016 Convertible Note, collectively, the “Prior Notes”). The due date of the 2015 Convertible Note and the 2016 Convertible Note was November 8, 2017. The 2017 Note was due on demand.

The $18.0 million Refinanced Convertible Note bears interest at the rate of 12% per annum. Interest payments are due on the last day of each quarter. At the Company’s option (as determined by its independent directors), the Company may repay up to one-sixth of any interest payment by either adding such amount to the principal amount of the note or by converting such interest amount into an equivalent amount of the Company’s common stock. Any interest not paid when due shall be capitalized and added to the principal amount of the Refinanced Convertible Note and bear interest on the applicable interest payment date along with all other unpaid principal, capitalized interest, and other capitalized obligations.

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

In addition, the Refinanced Convertible Note contains two embedded derivatives for default interest and an event of default put. Due to the unlikely event of default, the embedded derivatives have a de minimis value as of March 31, 2018.

For the three months ended March 31, 2018 and 2017, interest expense related to the related party notes was $0.8 million and $0.4 million, respectively. During the three months ended March 31, 2018 and 2017, $0.3 million and $0.4 million, respectively, in interest was paid in cash to Mr. Drexler.

Inventory Financing

On October 6, 2017, the Company and its affiliate (together with the Company, “Borrower”) entered into a Loan and Security Agreement (“Security Agreement”) with Crossroads Financial Group, LLC (“Crossroads”). Pursuant to the Security Agreement, the Company may borrow up to 70% of its Inventory Cost or up to 75% of Net Orderly Liquidation Value (each as defined in the Security Agreement), up to a maximum amount of $3.0 million at an interest rate of 1.5% per month, subject to a minimum monthly fee of $22,500. The initial term of the Security Agreement is six months from the date of execution, and such initial term is extended automatically in six-month increments, unless earlier terminated pursuant to the terms of the Security Agreement. The Security Agreement contains customary events of default, including, among others, the failure to make payments on amounts owed when due, default under any other material agreement or the departure of Mr. Drexler. The Security Agreement also contains customary restrictions on the ability of the Company to, among other things, grant liens, incur debt and transfer assets. Under the Security Agreement, the Company has agreed to grant Crossroads a security interest in all of the Company’s present and future accounts, chattel paper, goods (including inventory and equipment), instruments, investment property, documents, general intangibles, intangibles, letter of credit rights, commercial tort claims, deposit accounts, supporting obligations, documents, records and the proceeds thereof. As of March 31, 2018, the Company owed $2.0 million to Crossroads under this agreement.

Secured Borrowing Arrangement

In January 2016, the Company entered into a Purchase and Sale Agreement (the “Purchase and Sale Agreement”) with Prestige Capital Corporation (“Prestige”) pursuant to which the Company agreed to sell and assign and Prestige agreed to buy and accept, certain accounts receivable owed to the Company (“Accounts”). Under the terms of the Purchase and Sale Agreement, upon the receipt and acceptance of each assignment of Accounts, Prestige will pay the Company 80% of the net face amount of the assigned Accounts, up to a maximum total borrowings of $12.5 million subject to sufficient amounts of accounts receivable to secure the loan. The remaining 20% will be paid to the Company upon collection of the assigned Accounts, less any chargeback, disputes, or other amounts due to Prestige. Prestige’s purchase of the assigned Accounts from the Company will be at a discount fee which varies based on the number of days outstanding from the assignment of Accounts to collection of the assigned Accounts. In addition, the Company granted Prestige a continuing security interest in and lien upon all accounts receivable, inventory, fixed assets, general intangibles and other assets. The Purchase and Sale Agreement’s term has been extended to July 31, 2018. At March 31, 2018, we had approximately $5.5 million of outstanding borrowings under the Purchase and Sale Agreement.

During the three months ended March 31, 2018, the Company sold to Prestige accounts with an aggregate face amount of approximately $16.9 million, for which Prestige paid to the Company approximately $13.5 million in cash. During the three months ended March 31, 2018, $13.3 million was repaid to Prestige, including fees and interest.

During the three months ended March 31, 2017, the Company sold to Prestige accounts with an aggregate face amount of approximately $5.5 million, for which Prestige paid to the Company approximately $4.4 million in cash. During the three months ended March 31, 2017, $5.1 million was repaid to Prestige, including fees and interest.

Note 8. Commitments and Contingencies

Operating Leases

The Company leases office and warehouse facilities under operating leases, which expire at various dates through 2022. The amounts reflected in the table below are for the aggregate future minimum lease payments under non-cancelable facility operating leases for properties that have not been abandoned as part of the restructuring plan. See Note 4 for additional details regarding the restructured leases. Under lease agreements that contain escalating rent provisions, lease expense is recorded on a straight-line basis over the lease term. Rent expense was $0.2 million and $0.1 million for the three months ended March 31, 2018 and 2017, respectively.

As of March 31, 2018, future minimum lease payments are as follows (in thousands):

For the Year Ending December 31,
Remainder of 2018	$645
2019	845
2020	735
2021	481
2022	369
Thereafter	—
Total minimum lease payments	$3,075

Capital Leases

As of March 31, 2018, the Company was leasing two vehicles under a fleet leasing agreement which were included in “Property and equipment, net” in the accompanying Consolidated Balance Sheets. The original cost of leased assets was $86,000 and the associated accumulated depreciation was $60,000 as of March 31, 2018. The Company also leases manufacturing and warehouse equipment under capital leases, which expire at various dates through February 2020.

As of March 31, 2018 and December 31, 2017, short-term capital lease liabilities of $119,000 and $126,000, respectively, were included as a component of current accrued liabilities, and the long-term capital lease liabilities of $119,000 and $146,000, respectively, were included as a component of long-term liabilities in the accompanying Condensed Consolidated Balance Sheets.

As of March 31, 2018, the Company’s future minimum lease payments under capital lease agreements, are as follows (in thousands):

For the Year Ending December 31,
Remainder of 2018	$99
2019	101
2020	50
Total minimum lease payments	250
Less amounts representing interest	(12)
Present value of minimum lease payments	$238

Purchase Commitment

Upon the completion of the sale of BioZone, the Company entered into a manufacturing and supply agreement whereby the Company is required to purchase a minimum of approximately $2.5 million of products per year from BioZone annually for an initial term of three years. If the minimum order quantities of specific products are not met, a $3.0 million minimum purchase of other products must be met in order to waive the shortfall, which is at 25% of the realized shortfall. Due to the timing of achieving the minimum purchase quantities, we are below these targets. As a result, we have provided for the estimated purchase commitment shortfall adjustment in the three months ended March 31, 2018.

Settlements

Manchester City Football Group

The Company was engaged in a dispute with City Football Group Limited (“CFG”), the owner of Manchester City Football Group, concerning amounts allegedly owed by the Company under a sponsorship agreement with CFG (the “Sponsorship Agreement”). In August 2016, CFG commenced arbitration in the United Kingdom against the Company, seeking approximately $8.3 million for the Company’s purported breach of the Sponsorship Agreement.

On July 28, 2017, the Company approved a Settlement Agreement (the “CFG Settlement Agreement”) with CFG effective July 7, 2017. The CFG Settlement Agreement represents a full and final settlement of all litigation between the parties. Under the terms of the agreement, the Company has agreed to pay CFG a sum of $3 million, consisting of a $1 million payment that was advanced by a related party on July 7, 2017, and subsequent $1 million installments to be paid by July 7, 2018 and July 7, 2019, respectively. The 2018 payment is accrued in current liabilities and the 2019 payment is accrued in other long-term liabilities.

The Company recorded a charge in its Statement of Operations for the year ended December 31, 2017 for approximately $1.5 million, representing the discounted value of the unrecorded settlement amount. During the three months ended March 31, 2018, the Company recorded a charge of $0.1 million, representing imputed interest.

Contingencies

In the normal course of business or otherwise, the Company may become involved in legal proceedings. The Company will accrue a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. The accrual for a litigation loss contingency might include, for example, estimates of potential damages, outside legal fees and other directly related costs expected to be incurred. As of March 31, 2018, the Company was involved in the following material legal proceedings described below.

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

In February 2016, Estalella filed a complaint in Colorado state court against the Company and Ryan Drexler, Chairman of the Board, Chief Executive Officer and President, alleging, among other things, that the Company breached the Employment Agreement, and seeking certain equitable relief and unspecified damages. The Company believes Estalella’s claims are without merit. As of the date of this report, the Company has evaluated the potential outcome of this lawsuit and recorded the liability consistent with its policy for accruing for contingencies. The discovery phase of the lawsuit has concluded and the Company was preparing for trial which was scheduled to commence on May 7, 2018. On May 7, 2018, the Court vacated the trial in contemplation of the parties’ settlement of this matter. Settlement discussions are in progress.

Insurance Carrier Lawsuit

The Company is engaged in litigation with an insurance carrier, Liberty Insurance Underwriters, Inc. (“Liberty”), arising out of Liberty’s denial of coverage. In 2014, the Company sought coverage under an insurance policy with Liberty for claims against directors and officers of the Company arising out of an investigation by the Securities and Exchange Commission (“SEC”). Liberty denied coverage, and, on February 12, 2015, the Company filed a complaint in the District Court, City and County of Denver, Colorado against Liberty claiming wrongful and unreasonable denial of coverage for the cost and expenses incurred in connection with the SEC investigation and related matters. Liberty removed the complaint to the United States District Court for the District of Colorado, which in August 2016 granted Liberty’s motion for summary judgment, denying coverage and dismissing the Company’s claims with prejudice, and denied the Company’s motion for summary judgment. The Company filed an appeal in November 2016. The Company filed its opening brief on February 1, 2017 and Liberty filed its response brief on April 7, 2017. The Company filed its reply brief on May 5, 2017. The case moved to the 10th Circuit Court of Appeals. In October 2017, the 10th Circuit affirmed the lower court’s grant of summary judgment in favor of Liberty. The Company is currently working with Liberty to determine what amounts are recoverable under the policy that fall outside of the litigation.

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

Sponsorship and Endorsement Contract Liabilities

The Company has various non-cancelable endorsement and sponsorship agreements with terms expiring through 2019. The total value of future contractual payments as of March 31, 2018 are as follows (in thousands):

	For the Years Ending December 31,
	Remainder of 2018	2019	Total
Outstanding Payments
Endorsement	$191	$62	$253
Sponsorship	67	55	122
Total future payments	$258	$117	$375

Note 9. Stockholders’ Deficit

Common Stock

For the three months ended March 31, 2018, the Company had the following transactions related to its common stock including restricted stock awards (in thousands, except share and per share data):

Transaction Type	Quantity (Shares)	Valuation ($)	Range of Value per Share
Stock issued to related party for interest	81,133	$52	0.65
Total	81,133	$52	$0.65

The fair value of all stock issuances above is based upon the quoted closing trading price on the date of issuance.

Common stock outstanding as of March 31, 2018 and December 31, 2017 includes shares legally outstanding even if subject to future vesting.

Warrants

In November 2016, the Company issued a warrant to purchase 1,289,378 shares of its common stock to the parent company of Capstone related to the settlement of a dispute between the Company and Capstone. The exercise price of this warrant was $1.83 per share, with a contractual term of four years. The Company has valued this warrant by utilizing the Black-Scholes model at approximately $1.8 million with the following assumptions: contractual life of four years, risk free interest rate of 1.27%, dividend yield of 0%, and expected volatility of 118.4%.

In July 2014, the Company issued a warrant to purchase 100,000 shares of its common stock related to an endorsement agreement. The exercise price of this warrant was $11.90 per share, with a contractual term of five years.

Note 10. Stock-Based Compensation

Restricted Stock

The Company’s stock-based compensation for the three months ended March 31, 2018 and 2017 consist primarily of restricted stock awards. The activity of restricted stock awards granted to employees, executives and Board members was as follows:

	Unvested Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance – December 31, 2017	487,267	$2.32
Granted	—	—
Vested	(383,423)	1.95
Cancelled	—	—
Unvested balance – March 31, 2018	103,844	3.70

The total fair value of restricted stock awards granted to employees and the Board was $0.7 million for the three months ended March 31, 2017. There were no restricted stock awards granted during the three months ended March 31, 2018. As of March 31, 2018, the total unrecognized expense for unvested restricted stock awards, net of expected forfeitures, was $0.4 million, which is expected to be amortized over a weighted average period of 0.6 years.

Restricted Stock Awards Issued to Ryan Drexler, Chairman of the Board, Chief Executive Officer and President

In January 2017, the Company issued Mr. Drexler 350,000 shares of restricted stock pursuant to an Amended and Restated Executive Employment Agreement dated November 18, 2016 with a grant date value of $0.7 million based upon the closing price of the Company’s common stock on the date of issuance. These shares of restricted stock vested in full upon the first anniversary of the grant date.

Accelerated Vesting of Restricted Stock Awards Related to Terminations of Employment

In March 2017, Brent Baker, the Company’s former Executive Vice President of International Business, terminated employment with the Company. In connection with his termination of employment in March 2017, 10,000 shares of restricted stock held by Mr. Baker vested in full upon his termination of employment in accordance with the original grant terms. In connection with the accelerated vesting of these restricted stock awards, the Company recognized stock compensation expense of $42,902, which is included in “Salaries and Benefits” in the accompanying Consolidated Statements of Operations for the three months ended March 31, 2017.

Stock Options

The Company may grant options to purchase shares of the Company’s common stock to certain employees and directors pursuant to the 2015 Incentive Compensation Plan (the “2015 Plan”). Under the 2015 Plan, all stock options are granted with an exercise price equal to or greater than the fair market value of a share of the Company’s common stock on the date of grant. Vesting is generally determined by the Compensation Committee of the Board within limits set forth in the 2015 Plan. No stock option will be exercisable more than ten years after the date it is granted.

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

For the three months ended March 31, 2018 and 2017, the Company recorded stock compensation expense related to options of $16,000 and $0.1 million, respectively.

Note 11. Net Loss per Share

Basic net loss per share is computed by dividing net loss for the period by the weighted average number of shares of common stock outstanding during each period. There was no dilutive effect for the outstanding potentially dilutive securities for the three months ended March 31, 2018 and 2017, respectively, as the Company reported a net loss for both periods.

The following table sets forth the computation of the Company’s basic and diluted net loss per share for the periods presented (in thousands, except share and per share data):

	For the Three Months Ended March 31,
	2018	2017
Net loss	$(2,305)	$(3,149)
Weighted average common shares used in computing net loss per share, basic and diluted	14,615,677	13,773,508
Net loss per share, basic and diluted	$(0.16)	$(0.23)

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

There was no dilutive effect for the outstanding awards for the three months ended March 31, 2018 and 2017, as the Company reported a net loss for both periods. However, if the Company had net income for the three months ended March 31, 2018, the potentially dilutive securities included in the earnings per share computation would have been 17,881,141. If the Company had net income for the three months ended March 31, 2017, the potentially dilutive securities included in the earnings per share computation would have been 10,871,479.

Total outstanding potentially dilutive securities were comprised of the following:

	As of March 31,
	2018	2017
Stock options	171,703	192,307
Warrants	1,389,378	1,389,378
Unvested restricted stock	103,844	670,170
Convertible notes	16,216,216	8,619,624
Total common stock equivalents	17,881,141	10,871,479

Note 12. Income Taxes

The Company recorded a tax provision of $69,000 and $28,000 for the three months ended March 31, 2018 and 2017, respectively.

Income taxes are provided for the tax effects of transactions reported in the Condensed Consolidated Financial Statements and consist of taxes currently due. Deferred taxes relate to differences between the basis of assets and liabilities for financial and income tax reporting which will be either taxable or deductible when the assets or liabilities are recovered or settled. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has established a full valuation allowance as it is more likely than not that the tax benefits will not be realized as of March 31, 2018.

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

Revenue, net by geography is based on the Company addresses of the customers. The following table sets forth revenue, net by geographic area (in thousands):

	For the Three Months Ended March 31,
	2018	2017
Revenue, net:
United States	$15,300	$17,590
International	11,247	8,419
Total revenue, net	$26,547	$26,009

Note 14. Subsequent Events

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

None.

Unrecognized Subsequent Events

None.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Condensed Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (the “Form 10-Q”), and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission on April 2, 2018, or the 2017 Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section entitled “Risk Factors” included elsewhere in this Form 10-Q. Except as otherwise indicated herein, the terms “Company,” “we,” “our” and “us” refer to MusclePharm Corporation and its subsidiaries.

Overview

We are a scientifically-driven performance lifestyle company that develops, manufactures, markets and distributes branded sports nutrition products and nutritional supplements. We offer a broad range of performance powders, bars and capsules, which seek to help athletes of all types achieve a heightened level of performance and satisfaction. Our portfolio consists of sports nutrition staples, such as protein powders and bars, and preworkout powders, as well as well-known supplements like creatine, BCAA, fish oil, a multi-vitamin and more. These products fall under globally-recognized brands, MusclePharm® and FitMiss®, which are marketed and sold in more than 100 countries globally. Our corporate headquarters is located in Burbank, CA.

Our offerings are clinically-developed through a six-stage research process, and all of our manufactured products are rigorously vetted for banned substances by the leading quality assurance program, Informed-Choice. While we initially drove growth in the Specialty retail channel, in recent years we have expanded our focus to drive sales and retailer growth across leading e-commerce, Food Drug & Mass, and Club retail channels, including Amazon, Costco, Kroger, Walgreens and 7-Eleven. Our sales in the e-commerce space grew approximately 250% in 2017 compared to the 2016 and we expect to see continued growth in 2018. Additionally, BodyBuilding.com named our Combat Crunch Bar as Protein Bar of the Year in each of 2015, 2016 and 2017.

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

As of March 31, 2018, we had a stockholders’ deficit of $14.6 million and recurring losses from operations. To manage cash flow, we entered into a secured borrowing arrangement, pursuant to which we have the ability to borrow up to $12.5 million subject to sufficient amounts of accounts receivable to secure the loan. The Agreement’s term has been extended to July 31, 2018. In October 2017, we also entered into a loan and security agreement to borrow against our inventory up to a maximum of $3.0 million for an initial six-month term which was automatically extended for six additional months. As of March 31, 2018, we owed $2.0 million on this credit line.

On November 3, 2017, we entered into a refinancing transaction with Mr. Ryan Drexler, our Chairman of the Board, Chief Executive Officer and President, to restructure all of the $18.0 million in notes payable to him, which are now due on December 31, 2019. Accordingly, such debt is classified as a long-term liability at March 31, 2018.

As of March 31, 2018, we had approximately $5.1 million in cash and $0.3 million in working capital.

Our Condensed Consolidated Financial Statements as of and for the three months ended March 31, 2018 were prepared on the basis of a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. Accordingly, they do not give effect to adjustments that could be necessary should we be required to liquidate our assets.

Our ability to continue as a going concern and raise capital for specific strategic initiatives could also depend on obtaining adequate capital to fund operating losses until it becomes profitable. We can give no assurances that any additional capital that it is able to obtain, if any, will be sufficient to meet our needs, or that any such financing will be obtainable on acceptable terms.

Mr. Drexler has verbally both stated his intent and ability to put more capital into the business if necessary. However, Mr. Drexler is under no obligation to us to do so, and we can give no assurances that Mr. Drexler will be willing or able to do so at a future date and/or that he will not demand payment of his refinanced convertible note on December 31, 2019.

We believe that our capital resources as of March 31, 2018, available borrowing capacity and current operating plans will be sufficient to fund the planned operations for at least twelve months from the date of filing this report.

Results of Operations

Comparison of the Three Months Ended March 31, 2018 to the Three Months Ended March 31, 2017

	For the Three Months Ended March 31,
	2018	2017	$ Change	% Change
	($ in thousands)
Revenue, net	$26,547	$26,009	$538	2.1%
Cost of revenue	18,328	19,539	(1,211)	(6.2)
Gross profit	8,219	6,470	1,749	27.0
Operating expenses:
Advertising and promotion	3,661	1,888	1,773	93.9
Salaries and benefits	2,154	3,269	(1,115)	(34.1)
Selling, general and administrative	2,546	2,886	(340)	(11.8)
Research and development	212	137	75	54.7
Professional fees	572	882	(310)	(35.1)
Total operating expenses	9,145	9,062	83	0.9
Loss from operations	(926)	(2,592)	1,666	(64.3)
Gain on settlement of accounts payable	—	449	(449)	N/A
Other expense, net	(1,310)	(978)	(332)	33.9
Loss before provision for income taxes	(2,236)	(3,121)	885	(28.4)
Provision for income taxes	69	28	41	146.4
Net loss	$(2,305)	$(3,149)	$844	(26.8)%

The following table presents our operating results as a percentage of revenue, net for the periods presented:

	For the Three Months Ended March 31,
	2018	2017
Revenue, net	100%	100%
Cost of revenue	69	75
Gross profit	31	25
Operating expenses:
Advertising and promotion	14	7
Salaries and benefits	8	13
Selling, general and administrative	10	11
Research and development	1	1
Professional fees	2	3
Total operating expenses	35	35
Loss from operations	(3)	(10)
Gain on settlement of accounts payable	—	2
Other expense, net	(5)	(4)
Loss before provision for income taxes	(8)	(12)
Provision for income taxes	—	—
Net loss	(9)%	(12)%

Revenue, net

Specialty Website Sales

We generate specialty revenues from the sale of nutritional supplements to customers in the United States through our website. For sales made through our website, we recognize revenue upon shipment to the customer as that is when the customer obtains control of the promised good. We require cash or credit card payment at the point of sale or when the order is placed on our website. Accounts Receivable from Specialty Website Sales represent amounts due from credit card companies and are generally collected within a few days of the purchase. As such, we have determined that no allowance for doubtful accounts is necessary.

Wholesale (Specialty, International and FDM)

For our distribution sales, we recognize revenue at the point of sale. We generate wholesale revenues primarily from the sale of nutritional supplements to retailers and distributors in the United States and Canada. Our revenue contracts are identified when purchase orders are received and accepted from customers, and represent a single performance obligation to sell our products to a customer. We recognize revenue upon shipment to the customer as that is when the customer obtains control of the promised goods. We typically extend credit terms to our wholesale customers based on their creditworthiness and generally do not receive advance payments. As such, we record accounts receivable at the time of shipment, when the Company’s right to the consideration becomes unconditional. Accounts receivable from our wholesale customers are typically due within 30 days of invoicing. An allowance for doubtful accounts is provided based on a periodic analysis of individual account balances, including an evaluation of days outstanding, payment history, recent payment trends, and the Company’s assessment of its customers’ creditworthiness.

Net revenues reflect the transaction prices for contracts, which include products shipped at selling list prices reduced by variable consideration. We record sales incentives as a direct reduction of revenue for various discounts provided to our customers consisting primarily of volume incentive rebates and promotional related credits. We accrue for sales discounts over the period they are earned. Sales discounts are a significant part of our marketing plan to our customers as they help drive increased sales and brand awareness with end users through promotions that we support through our distributors and re-sellers.

Net revenue increased $0.5 million, or 2.1%, to $26.5 million for the three months ended March 31, 2018, compared to $26.0 million for the three months ended March 31, 2017. Net revenue for the three months ended March 31, 2018 increased due to growth in our international sales of $2.8 million, which was partially offset by reduced domestic sales of $2.3million. Discounts and sales allowances decreased to 16% of gross revenue, or $4.9 million, for the three months ended March 31, 2018 from 23% of gross revenue, or $8.0 million for the same period in 2017. The decrease in discounts and allowances is primarily related to a shift away from traditional discounts and allowances toward partnership advertising and marketing efforts with key customers.

During the three months ended March 31, 2018 and 2017, our largest customer, Costco Wholesale Corporation (both domestic and foreign), or Costco, accounted for approximately 37% and 35% of our net revenue, respectively. The increase in Costco revenue is due to improved performance of a special promotion during the three months ended March 31, 2018.

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

Our gross profit fluctuates due to several factors, including sales incentives, new product introductions and upgrades to existing product lines, changes in customer and product mixes, the mix of product demand, shipment volumes, our product costs, pricing, and inventory write-downs. Our cost of revenue for the three months ended March 31, 2018 decreased from 2017 primarily as a result of improved revenue per unit which resulted in increased revenue with a lower cost of goods sold and an overall decrease in the costs of protein products.

Costs of revenue decreased 6.2% to $18.3 million for the three months ended March 31, 2018, compared to $19.5 million for the same period in 2017. Accordingly, gross profit for the three months ended March 31, 2018 increased $1.7 million to $8.2 million compared to $6.5 million for the same period in 2017. Gross profit margin was 31% for the three months ended March 31, 2018 compared to 25% for the same period in 2017. Positively impacting this gross profit percentage is the aforementioned decrease in discounts and allowances and our ability to offset our inflationary cost increase in our protein products that negatively impacted our costs in 2017.

Operating Expenses

Operating expenses for the each of the three months ended March 31, 2018 and 2017 were $9.1 million. Our operating expenses overall have remained at 34% of net revenue. We have been focused on instituting new strategies focusing on new advertising and promotions, while at the same time reducing other operating expenses.

Advertising and Promotion

Our advertising and promotion expense consists primarily of digital, print and media advertising, athletic endorsements and sponsorships, promotional giveaways, trade show events and various partnering activities with our trading partners. Prior to our restructuring which began during the third quarter of 2015, advertising and promotions were a large part of both our growth strategy and brand awareness. We built strategic partnerships with sports athletes and fitness enthusiasts through endorsements, licensing, and co-branding agreements. Additionally, we co-developed products with sports athletes and teams. In connection with our restructuring plan, we have terminated the majority of these contracts in a strategic shift away from such costly arrangements, and moved toward more cost-effective brand partnerships as well as grass-roots marketing and advertising efforts. We expect our advertising and promotion expenses to remain relatively constant in future periods as we continue to leverage existing brand recognition and move towards lower cost advertising outlets including social media and trade advertising.

Advertising and promotion expense increased 93.9% to $3.7 million for the three months ended March 31, 2018, or 14% of revenue, compared to $1.9 million, or 7% of revenue, for the same period in 2017. Advertising and promotion expense for the three months ended March 31, 2018 included expenses primarily related to partnership advertising, giveaways, tradeshows, athlete endorsements and international marketing support. Advertising and promotion expense for the three months ended March 31,2017 primarily included expenses related to strategic partnerships with athletes and sports teams. The increase of $1.8 million was primarily due to increased expenses related to store support and partnership advertising with our key trade partners.

Salaries and Benefits

Salaries and benefits consist primarily of salaries, bonuses, benefits, and stock-based compensation. Personnel costs are a significant component of our operating expenses.

Salaries and benefits decreased 34.1% to $2.2 million, or 8% of revenue, for the three months ended March 31, 2018 compared to $3.3 million, or 13% of revenue, for the same period in 2017 primarily related to a reduction in stock-based compensation expense which decreased $0.3 million and other compensation expense which decreased by $0.8 million related to the reduction of headcount.

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

Selling, general and administrative expenses decreased 11.8% to $2.5 million, or 10% of revenue, for the three months ended March 31, 2018 compared to $2.9 million, or 11% of revenue, for the same period in 2017 primarily due to lower board costs of $0.1 million, lower office expenses and other miscellaneous cost savings of $0.3 million, lower depreciation and amortization of $0.1 million, and a decrease of $0.1 million related to information technology. These reductions were partially offset by an increase in rent expense of $0.1 million and an increase in our bad debt provision of $0.1 million.

Research and Development

Research and development expenses consist primarily of R&D personnel salaries, bonuses, benefits, and stock-based compensation, product quality control, which includes third-party testing, and research fees related to the development of new products. We expense research and development costs as incurred.

Research and development expenses increased 54.7% to $0.2 million, or 1% or revenue, for three months ended March 31, 2018 compared to $0.1 million, or also 1% of revenue, for the same period in 2017 primarily due to increased quality control testing fees.

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

Professional fees decreased 35.1% to $0.6 million, or 2% of revenue, for the three months ended March 31, 2018, compared to $0.9 million, or 3% of revenue, for the same period in 2017 primarily due to lower legal fees as a result of reduced litigation.

Other Expense, net

For the three months ended March 31, 2018 and 2017, “Other expense, net” consisted of the following (in thousands):

	For the Three Months Ended March 31,
	2018	2017
Other expense, net:
Interest expense, related party	$(541)	$(422)
Interest expense, related party debt discount	(248)	-
Interest expense, other	(67)	(159)
Interest expense, secured borrowing arrangement	(346)	(104)
Foreign currency transaction loss	(113)	(12)
Other	5	(281)
Total other expense, net	$(1,310)	$(978)

Net other expense for the three months ended March 31, 2018 increased 33.9%, or $0.3 million, compared to the same period in 2017 primarily related to interest expense with a related party.

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

Liquidity and Capital Resources

Management believes the restructuring plan, the continued reduction in ongoing operating costs and expense controls, and the aforementioned growth strategy, will enable us to ultimately achieve profitability. We have reduced our operating expenses sufficiently and believe that our ongoing sources of revenue will be sufficient to cover these expenses for the foreseeable future, however, we can give no assurances that this will occur.

As of March 31, 2018, we had a stockholders’ deficit of $14.6 million and recurring losses from operations. To manage cash flow, we entered into a secured borrowing arrangement, pursuant to which we have the ability to borrow up to $12.5 million subject to sufficient amounts of accounts receivable to secure the loan. The agreement’s term has been extended to July 31, 2018. In October 2017, we also entered into a loan and security agreement to borrow against our inventory up to a maximum of $3.0 million for an initial six-month term which automatically extends for six additional months. As of March 31, 2018, we owed $2.0 million on this credit line.

On November 3, 2017, we entered into a refinancing transaction with Mr. Ryan Drexler, our Chairman of the Board, Chief Executive Officer and President, to restructure all of the $18.0 million in notes payable to him, which are now due on December 31, 2019. Accordingly, such debt is classified as a long-term liability at March 31, 2018.

As of March 31, 2018, we had approximately $5.1 million in cash and $0.3 million in working capital.

Our Condensed Consolidated Financial Statements as of and for the three months ended March 31, 2018 were prepared on the basis of a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. Accordingly, they do not give effect to adjustments that could be necessary should we be required to liquidate our assets.

Our ability to continue as a going concern and raise capital for specific strategic initiatives could also depend on obtaining adequate capital to fund operating losses until it becomes profitable. We can give no assurances that any additional capital that it is able to obtain, if any, will be sufficient to meet our needs, or that any such financing will be obtainable on acceptable terms.

Mr. Drexler has verbally both stated his intent and ability to put more capital into the business if necessary. However, Mr. Drexler is under no obligation to us to do so, and we can give no assurances that Mr. Drexler will be willing or able to do so at a future date and/or that he will not demand payment of his refinanced convertible note on December 31, 2019.

We believe that our capital resources as of March 31, 2018, available borrowing capacity and current operating plans will be sufficient to fund the planned operations for at least twelve months from the date of filing this report.

Our net consolidated cash flows are as follows (in thousands):

	For the Three Months Ended March 31,
	2018	2017
Consolidated Statements of Cash Flows Data:
Net cash used in operating activities	$(232)	$(1,042)
Net cash used in investing activities	(14)	—
Net cash used in financing activities	(872)	(900)
Effect of exchange rate changes on cash	4	15
Net change in cash	$(1,114)	$(1,927)

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

Our operating cash flows were $0.8 million higher for the three months ended March 31, 2018 compared to the same period in 2017. The variance primarily relates to net loss adjusted for non-cash charges, which resulted in a use of cash of $1.5 million for the three months ended March 31, 2018, compared to a use of cash of $2.1 million for the same period in 2017. This increase also included a net change in net operating assets and liabilities, which resulted in a source of cash of $1.2 million for the three months ended March 31, 2018 compared to a source of cash of $1.0 million for the same period in 2017. During the three months ended March 31, 2018, an increase in accounts payable resulted in a $2.9 million cash flow from working capital. This increase was offset by an increase in our accounts receivable balance of $0.4 million and an increase in inventory balance of $1.3 million, which provided a use of working capital of $1.7 million. During the three months ended March 31, 2017, a decrease in inventory resulted in a $2.5 million cash flow from working capital. This increase was offset by an increase in our accounts receivable balance, which provided a use of working capital of $1.9 million.

Investing Activities

During the three months ended March 31, 2018, we used $14,000 for the purchase of equipment. During the three months ended March 31, 2017, we used no cash for investing activities.

Financing Activities

Cash used in financing activities was $0.9 million for each of the three months ended March 31, 2018 and 2017. Cash provided from the secured borrowing arrangement in both periods was offset by repayments of outstanding debt.

Indebtedness Agreements

Related-Party Notes Payable

On November 3, 2017, we entered into a refinancing transaction (the “Refinancing”) with Mr. Ryan Drexler, our Chairman of the Board of Directors, Chief Executive Officer and President. As part of the Refinancing, we issued to Mr. Drexler an amended and restated convertible secured promissory note (the “Refinanced Convertible Note”) in the original principal amount of $18,000,000, which amends and restates (i) a convertible secured promissory note dated as of December 7, 2015, and amended as of January 14, 2017, in the original principal amount of $6,000,000 with an interest rate of 8% prior to the amendment and 10% following the amendment (the “2015 Convertible Note”), (ii) a convertible secured promissory note dated as of November 8, 2016, in the original principal amount of $11,000,000 with an interest rate of 10% (the “2016 Convertible Note”) , and (iii) a secured demand promissory note dated as of July 27, 2017, in the original principal amount of $1,000,000 with an interest rate of 15% (the “2017 Note”, and together with the 2015 Convertible Note and the 2016 Convertible Note, collectively, the “Prior Notes”). The due date of the 2015 Convertible Note and the 2016 Convertible Note was November 8, 2017. The 2017 Note was due on demand.

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

In connection with the refinancing, we recorded a debt discount of $1.2 million. The debt discount is equal to the change in the fair value of the conversion option between the Refinanced Convertible Note and the Prior Notes. The fair value of the conversion option was determined using a Monte Carlo simulation and the model of stock price behavior known as GBM which simulates a future period as a random step from a previous period.

In addition, the Refinanced Convertible Note contains two embedded derivatives for default interest and an event of default put. Due to the unlikely event of default, the embedded derivatives have a de minimis value as of March 31, 2018.

For the three months ended March 31, 2018 and 2017, interest expense related to the related party convertible secured promissory notes was $0.8 million and $0.4 million, respectively. During the three months ended March 31, 2018 and 2017, $0.3 million and $0.4 million, respectively, in interest was paid in cash to Mr. Drexler.

Inventory Financing

On October 6, 2017, we and our affiliate (together with us, “Borrower”) entered into a Loan and Security Agreement (“Security Agreement”) with Crossroads Financial Group, LLC (“Crossroads”). Pursuant to the Security Agreement, Borrower may borrow up to 70% of its Inventory Cost or up to 75% of Net Orderly Liquidation Value (each as defined in the Security Agreement), up to a maximum amount of $3.0 million at an interest rate of 1.5% per month, subject to a minimum monthly fee of $22,500. The initial term of the Security Agreement is six months from the date of execution, and such initial term is extended automatically in six-month increments, unless earlier terminated pursuant to the terms of the Security Agreement. The Security Agreement contains customary events of default, including, among others, the failure to make payments on amounts owed when due, default under any other material agreement or the departure of Mr. Drexler. The Security Agreement also contains customary restrictions on the ability of Borrower to, among other things, grant liens, incur debt and transfer assets. Under the Security Agreement, Borrower has agreed to grant Crossroads a security interest in all our present and future accounts, chattel paper, goods (including inventory and equipment), instruments, investment property, documents, general intangibles, intangibles, letter of credit rights, commercial tort claims, deposit accounts, supporting obligations, documents, records and the proceeds thereof. As of March31, 2018, we had borrowed $2 million from Crossroads.

Secured Borrowing Arrangement

In January 2016, we entered into a Purchase and Sale Agreement (the “Purchase and Sale Agreement”) with Prestige Capital Corporation (“Prestige”) pursuant to which we agreed to sell and assign and Prestige agreed to buy and accept, certain accounts receivable owed to us (“Accounts”). Under the terms of the Purchase and Sale Agreement, upon the receipt and acceptance of each assignment of Accounts, Prestige will pay us 80% of the net face amount of the assigned Accounts, up to a maximum total borrowings of $12.5 million subject to sufficient amounts of accounts receivable to secure the loan. The remaining 20% will be paid to us upon collection of the assigned Accounts, less any chargeback, disputes, or other amounts due to Prestige. Prestige’s purchase of the assigned Accounts from us will be at a discount fee which varies based on the number of days outstanding from the assignment of Accounts to collection of the assigned Accounts. In addition, we granted Prestige a continuing security interest in and lien upon all accounts receivable, inventory, fixed assets, general intangibles and other assets. The Purchase and Sale Agreement’s term has been extended to July 31, 2018. At March 31, 2018, we had approximately $5.5 million of outstanding borrowings.

During the three months ended March 31, 2018, we sold to Prestige accounts with an aggregate face amount of approximately $16.9 million, for which Prestige paid us approximately $13.5 million in cash. During the three months ended March 31, 2018, $13.3 million was repaid to Prestige, including fees and interest.

During the three months ended March 31, 2017, we sold to Prestige accounts with an aggregate face amount of approximately $5.5 million, for which Prestige paid us approximately $4.4 million in cash. During the three months ended March 31, 2017, $5.1 million was repaid to Prestige, including fees and interest.

Contractual Obligations

Our principal commitments consist of obligations under operating leases for office and warehouse facilities, capital leases for manufacturing and warehouse equipment, debt, restructuring liability and non-cancelable endorsement and sponsorship agreements. The following table summarizes our commitments to settle contractual obligations in cash as of March 31, 2018:

	Payments Due by Period
	1Year	2 to 3 Years	4 to 5 Years	Thereafter	Total
	(in thousands)
Operating lease obligations(1)	$857	$1,489	$729	$—	$3,075
Capital lease obligations	125	125	—	—	250
Secured borrowing arrangements	7,547	—	—	—	7,547
Convertible notes with a related party(2)	1,800	19,250	—	—	21,050
Restructuring liability	560	110	—	—	670
Settlement agreement	1,000	1,000	—	—	2,000
Other contractual obligations(3)	875	350	—	—	1,225
Total	$12,764	$22,324	$729	$—	$35,817

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2018.

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

Note 2, “Summary of Significant Accounting Policies” in Part I, Item 1 of this Form 10-Q and in the Notes to Consolidated Financial Statements in Part II, Item 8 of the 2017 Form 10-K, and “Critical Accounting Policies and Estimates” in Part I, Item 7 of the 2017 Form 10-K describe the significant accounting policies and methods used in the preparation of our Condensed Consolidated Financial Statements. There have been no material changes to our critical accounting policies and estimates since the 2017 Form 10-K, other than the adoption of the new revenue recognition standards as of January 1, 2018.

Non-GAAP Adjusted EBITDA

In addition to disclosing financial results calculated in accordance with U.S. Generally Accepted Accounting Principles (GAAP), this Form 10-K discloses Adjusted EBITDA, which is net loss adjusted for stock-based compensation, restructuring and asset impairment charges, gain/(loss) on settlement of accounts payable, loss on sale of subsidiary, amortization of prepaid sponsorship fees, other expense, net, amortization of prepaid stock compensation, depreciation and amortization of property and equipment, amortization of intangible assets, (recovery)/provision for doubtful accounts, issuance of common stock warrants, settlement related, including legal and income taxes. In addition, we provide an Adjusted EBITDA, excluding one-time events which excludes charges related to executive severance, discontinued business/product lines, unusual credits against revenue and unusual spikes in whey protein costs. Management believes that these non-GAAP measures provide investors with important additional perspectives into our ongoing business performance.

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

Set forth below are reconciliations of our reported GAAP net loss to Adjusted EBITDA (in thousands):

			Three Months Ended
	Three Months Ended Mar. 31, 2018	Year Ended Dec. 31, 2017	Dec. 31, 2017	Sept. 30, 2017	June 30, 2017	Mar. 31, 2017
Net loss	$(2,305)	$(10,973)	$(2,547)	$(2,128)	$(3,149)	$(3,149)

Non-GAAP adjustments:
Stock-based compensation	137	2,096	408	540	541	607
Restructuring and asset impairment charges	—	180	180	—	—	—
Gain on settlement of accounts payable	—	(430)	41	—	(22)	(449)
Amortization of prepaid sponsorship fees	91	461	86	120	110	145
Other expense, net	1,310	4,072	1,546	858	690	978
Depreciation and amortization of property and equipment	207	1,139	230	279	290	340
Amortization of intangible assets	80	320	80	80	80	80
Provision for doubtful accounts	164	1,524	310	990	144	80
Settlement, including legal	332	3,643	866	532	1,942	303
Provision for income taxes	69	142	24	14	76	28
Adjusted EBITDA	$85	$2,174	$1,224	$1,285	$702	$(1,037)

One-time events:
Executive Severance	55	831	109	66	134	522
Discontinued business/product lines	—	272	—	—	132	140
Unusual credits against revenue	—	1,141	—	—	—	1,141
Whey protein costs	—	1,322	—	—	296	1,026
Total one-time adjustments	55	3,566	109	66	562	2,829
Adjusted EBITDA excluding one-time events	$140	$5,740	$1,333	$1,351	$1,264	$1,792

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company qualifies as a smaller reporting company as defined in Item 10(f)(1) of SEC Regulation S-K, and is not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) who is our principal executive officer and principal financial officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO has concluded that as of March 31, 2018, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”), and that such information is accumulated and communicated to our management, including our CEO, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Contingencies

Except for the updates set forth below, there have been no material changes to the information set forth under the heading “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2017. Additionally, see Note 8, Commitments and Contingencies, to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

In addition, we are currently involved in various claims and legal actions that arise in the ordinary course of business. We do not believe that the ultimate resolution of these actions will have a material adverse effect on our business, financial condition or results of operations. However, a significant increase in the number of these claims, unanticipated damages owed under successful claims and multiple significant unrelated judgments against us could have a material adverse effect on our business, financial condition or results of operations.

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

In February 2016, Estalella filed a complaint in Colorado state court against us and Ryan Drexler, Chairman of the Board, Chief Executive Officer and President, alleging, among other things, that we breached his employment agreement, and seeking certain equitable relief and unspecified damages. We believe Estalella’s claims are without merit. As of the date of this report, we have evaluated the potential outcome of this lawsuit and recorded the liability consistent with our policy for accruing for contingencies. The discovery phase of the lawsuit has concluded and the Company was preparing for trial which was scheduled to commence on May 7, 2018. On May 7, 2018, the Court vacated the trial in contemplation of the parties’ settlement of this matter. Settlement discussions are in progress.

Insurance Carrier Lawsuit

We are engaged in litigation with an insurance carrier, Liberty Insurance Underwriters, Inc. (“Liberty”), arising out of Liberty’s denial of coverage. In 2014, we sought coverage under an insurance policy with Liberty for claims against our directors and officers arising out of an investigation by the Securities and Exchange Commission. Liberty denied coverage, and, on February 12, 2015, we filed a complaint in the District Court, City and County of Denver, Colorado against Liberty claiming wrongful and unreasonable denial of coverage for the cost and expenses incurred in connection with the SEC investigation and related matters. Liberty removed the complaint to the United States District Court for the District of Colorado, which in August 2016 granted Liberty’s motion for summary judgment, denying coverage and dismissing our claims with prejudice, and denied our motion for summary judgment. We filed an appeal in November 2016. We filed our opening brief on February 1, 2017 and Liberty filed its response brief on April 7, 2017. We filed our reply brief on May 5, 2017. The case moved to the 10th Circuit Court of Appeals (the “10th Circuit”). In October 2017, the 10th Circuit affirmed the lower court’s grant of summary judgment in favor of Liberty. We are currently working with Liberty to determine what amounts are recoverable under the policy that fall outside of the litigation.

Manchester City Football Group

We were engaged in a dispute with City Football Group Limited (“CFG”), the owner of Manchester City Football Group, concerning amounts allegedly owed by us under a Sponsorship Agreement with CFG(the “Sponsorship Agreement”). In August 2016, CFG commenced arbitration in the United Kingdom against us, seeking approximately $8.3 million for our purported breach of the Sponsorship Agreement.

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

Item 1A. Risk Factors

There have been no material changes to the Risk Factors as disclosed in our 2017 Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission on April 2, 2018.

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

101**
The following materials from MusclePharm Corporation’s quarterly report on Form 10-Q for the three months ended March 31, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Statement of Changes in Stockholders’ Deficit; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) related notes to these financial statements.

*
Indicates management contract or compensatory plan or arrangement.
**
Filed herewith
***
Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MUSCLEPHARM CORPORATION

Date: May 15, 2018	By:	/s/ Ryan Drexler
	Name:	Ryan Drexler
	Title:	Chief Executive Officer, President and Chairman
(Principal Executive Officer)
(Interim Principal Financial Officer)
(Interim Principal Accounting Officer)