Form 10-Q
period 2018-06-30
MusclePharm Corp
filed 2018-08-14
CIK 1415684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2018

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

Number of shares of the registrant’s common stock outstanding at July 1, 2018: 15,064,667, excluding 875,621 shares of common stock held in treasury.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
MusclePharm Corporation
Condensed Consolidated B alance Sheets
(In thousands, except share and per share data)

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash	$2,442	$6,228
Accounts receivable, net of allowance for doubtful accounts of $1,556 and $1,363, respectively	16,278	16,668
Inventory	7,651	6,484
Prepaid expenses and other current assets	1,140	1,082
Total current assets	27,511	30,462
Property and equipment, net	1,491	1,822
Intangible assets, net	1,157	1,317
Other assets	238	225
TOTAL ASSETS	$30,397	$33,826
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$16,562	$11,742
Accrued liabilities	5,700	7,761
Accrued restructuring charges, current	564	595
Obligation under secured borrowing arrangement	2,787	5,385
Line of credit	2,000	3,000
Total current liabilities	27,613	28,483
Convertible note with a related party, net of discount	17,071	16,669
Accrued restructuring charges, long-term	80	120
Other long-term liabilities	1,248	1,088
Total liabilities	46,012	46,360
Commitments and contingencies (Note 8)
Stockholders' deficit:
Common stock, par value of $0.001 per share; 100,000,000 shares authorized 15,940,288 and 15,526,175 shares issued as of June 30, 2018 and December 31, 2017, respectively; 15,064,667 and 14,650,554 shares outstanding as of June 30, 2018 and December 31, 2017, respectively	15	14
Additional paid-in capital	159,918	159,608
Treasury stock, at cost; 875,621 shares	(10,039)	(10,039)
Accumulated other comprehensive loss	(165)	(150)
Accumulated deficit	(165,344)	(161,967)
TOTAL STOCKHOLDERS’ DEFICIT	(15,615)	(12,534)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$30,397	$33,826

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MusclePharm Corporation
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue, net	$27,104	$26,192	$53,651	$52,201
Cost of revenue	18,952	18,576	37,280	38,115
Gross profit	8,152	7,616	16,371	14,086
Operating expenses:
Advertising and promotion	4,991	2,240	8,652	4,128
Salaries and benefits	2,295	2,620	4,449	5,889
Selling, general and administrative	2,654	2,829	5,200	5,715
Research and development	208	152	420	289
Professional fees	626	727	1,198	1,609
Settlement of obligation	(2,747)	1,453	(2,747)	1,453
Total operating expenses	8,027	10,021	17,172	19,083
Income/(Loss) from operations	125	(2,405)	(801)	(4,997)
Gain on settlement of accounts payable	—	22	—	471
Interest and other expense, net (Note 6)	(1,165)	(690)	(2,473)	(1,668)
Loss before income taxes	(1,040)	(3,073)	(3,274)	(6,194)
Income taxes	34	76	103	104
Net loss	$(1,074)	$(3,149)	$(3,377)	$(6,298)

Net loss per share, basic and diluted	$(0.07)	$(0.23)	$(0.23)	$(0.46)

Weighted average shares used to compute net loss per share, basic and diluted	14,701,473	13,845,301	14,658,812	13,809,603

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MusclePharm Corporation
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(1,074)	$(3,149)	$(3,377)	$(6,298)
Other comprehensive loss:
Change in foreign currency translation adjustment	(23)	11	(15)	17
Comprehensive loss	$(1,097)	$(3,138)	$(3,392)	$(6,281)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MusclePharm Corporation
Condensed Consolidated Statement of Changes in Stockholders’ Deficit
(In thousands, except share data)
(Unaudited)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Loss	Deficit	Deficit
Balance—December 31, 2017	14,650,554	$14	$159,608	$(10,039)	$(150)	$(161,967)	$(12,534)
Stock-based compensation related to issuance and amortization of restricted stock awards to employees, executives and directors	—	1	241	—	—	—	242
Stock-based compensation related to issuance of stock options to an executive and a director	—	—	16	—	—	—	16
Issuance of shares of common stock related to the payment of interest on a related party note	81,113	—	53	—	—	—	53
Issuance of shares of common stock related to the settlement of litigation (see Note 8)	333,000	—	—	—	—	—	—
Change in foreign currency translation adjustment	—	—	—	—	(15)	—	(15)
Net loss	—	—	—	—	—	(3,377)	(3,377)
Balance—June 30, 2018	15,064,667	$15	$159,918	$(10,039)	$(165)	$(165,344)	$(15,615)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MusclePharm Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,377)	$(6,298)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	558	790
Gain on settlement of accounts payable	—	(471)
Settlement of Obligation	(2,747)	—
Bad debt expense	414	—
Amortization of debt discount	403	—
Stock-based compensation	257	1,148
Other	—	819
Changes in operating assets and liabilities:
Accounts receivable	(71)	(120)
Inventory	(1,169)	2,465
Prepaid expenses and other current assets	(56)	(607)
Other assets	(15)	—
Accounts payable and accrued liabilities	5,835	530
Accrued restructuring charges	(71)	(73)
Net cash used in operating activities	(39)	(1,817)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(73)	—
Net cash used in investing activities	$(73)	$—
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on line of credit	(1,000)	—
Proceeds from secured borrowing arrangement, net of reserves	23,785	12,116
Payments on secured borrowing arrangement, net of fees	(26,383)	(11,650)
Repayment of capital lease obligations	(69)	(63)
Net cash (used)/provided by financing activities	(3,667)	403
Effect of exchange rate changes on cash	(7)	24
NET CHANGE IN CASH	(3,786)	(1,390)
CASH — BEGINNING OF PERIOD	6,228	4,943
CASH — END OF PERIOD	$2,442	$3,553
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$1,936	$1,086
Cash paid for taxes	$69	$62
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Property and equipment acquired in conjunction with capital leases	$—	$12
Purchase of property and equipment included in current liabilities	$4	$—
Interest paid through issuance of shares of common stock	$53	$—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MusclePharm Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Description of Business

Description of Business

MusclePharm Corporation, or the Company, was incorporated in Nevada in 2006. Except as otherwise indicated herein, the terms “Company,” “we,” “our” and “us” refer to MusclePharm Corporation and its subsidiaries. The Company is a scientifically driven, performance lifestyle company that develops, manufactures, markets and distributes branded nutritional supplements. The Company is headquartered in Burbank, California and as of June 30, 2018 had the following wholly-owned operating subsidiaries: MusclePharm Canada Enterprises Corp., MusclePharm Ireland Limited and MusclePharm Australia Pty Limited. A former subsidiary of the Company, BioZone Laboratories, Inc. (“BioZone”), was sold on May 9, 2016.

Management’s Plans with Respect to Liquidity and Capital Resources

Management believes that its previously announced restructuring plan, the continued reduction in ongoing operating costs and expense controls, and growth strategy, will enable us to ultimately achieve profitability. Management believes that the Company has sufficiently reduced its operating expenses, and the Company’s ongoing sources of revenue together with our access to capital will be sufficient to cover these expenses for the foreseeable future. The Company can give no assurances that this will occur.

As of June 30, 2018, the Company had a stockholders’ deficit of $15.6 million and recurring losses from operations. To manage cash flow, the Company entered into a secured borrowing arrangement, pursuant to which the Company has the ability to borrow up to $12.5 million subject to sufficient amounts of accounts receivable to secure the loan. The secured borrowing arrangement’s term has been extended to November 30, 2018 which renews automatically for successive four-month periods unless either party receives written notice of cancellation from the other, at minimum, thirty days prior to the expiration date. In October 2017, the Company also entered into a loan and security agreement to borrow against the Company’s inventory up to a maximum of $3.0 million for an initial six-month term which automatically extends for successive six-month renewal terms. As of June 30, 2018, the Company owed $2.0 million under this loan and security agreement.

On November 3, 2017, the Company entered into a refinancing transaction (the “Refinancing”) with Mr. Ryan Drexler, the Company’s Chairman of the Board, Chief Executive Officer and President, to restructure all of the $18.0 million in notes payable to him, which are now due on December 31, 2019. Accordingly, such debt is classified as a long-term liability at June 30, 2018.

As of June 30, 2018, the Company had approximately $2.4 million in cash and $0.1 million in working capital deficit.

The accompanying Condensed Consolidated Financial Statements as of and for the six months ended June 30, 2018 were prepared on the basis of a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. Accordingly, they do not give effect to adjustments that could be necessary should we be required to liquidate our assets.

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

Our capital resources as of June 30, 2018, available borrowing capacity and current operating plans are expected to be sufficient to fund our planned operations for at least twelve months from the date of filing this report.

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

Unaudited Interim Financial Information

The accompanying unaudited interim Condensed Consolidated Financial Statements have been prepared in accordance with GAAP and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and notes required by GAAP for complete financial statements. The Company’s management believes the unaudited interim Condensed Consolidated Financial Statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position as of June 30, 2018, results of operations for the three and six months ended June 30, 2018 and 2017, and cash flows for the six months ended June 30, 2018 and 2017. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018.

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

During the three months ended June 30, 2018 and 2017, the Company recorded discounts, and to a lesser degree, sales returns, totaling $5.2 million and $4.3 million, respectively, which accounted for 16% and 14% of gross revenue in each period, respectively. During the six months ended June 30, 2018 and 2017, the Company recorded discounts, and to a lesser degree, sales returns, totaling $10.1 million and $12.3 million, respectively, which accounted for 16% and 19% of gross revenue in each period, respectively.

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

Significant customers are those that represent more than 10% of the Company’s net revenue or accounts receivable for each period presented. For each significant customer, revenue as a percentage of total revenue is as follows:

	Percentage of Net Revenue for the Three Months Ended June 30,		Percentage of Net Revenue for the Six Months Ended June 30,		Percentage of Net Accounts Receivable as of
	2018	2017	2018	2017	June 30, 2018	December 31, 2017
Customers
Costco Wholesale Corporation	21%	17%	29%	26%	18%	21%
Amazon	21%	12%	15%	*	18%	14%
iHerb	13%	*	*	*	*	*
●
- denotes that customer represented less than 10% of net revenue or net accounts receivable for the respective period.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326), among other things, these amendments require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. ASU 2016-13 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of ASU 2016-13.

Note 3. Fair Value of Financial Instruments

Management believes the fair values of the obligations under the secured borrowing arrangements and the convertible note with Mr. Drexler approximate carrying value because the debt carries market rates of interest available to the Company. The Company’s remaining financial instruments consisted primarily of accounts receivable, accounts payable, accrued liabilities and accrued restructuring charges, all of which are short-term in nature with fair values approximating carrying value. As of June 30, 2018 and December 31, 2017, the Company held no assets or liabilities that required re-measurement at fair value on a recurring basis.

Note 4. Restructuring

As part of an effort to better focus and align the Company’s resources toward profitable growth, on August 24, 2015, the Board authorized the Company to undertake steps to commence a restructuring of the business and operations, which concluded during the third quarter of 2016.

The following table illustrates the provision of the restructuring charges and the accrued restructuring charges balance as of June 30, 2018 (in thousands):

	Contract Termination Costs	Purchase Commitment of Discontinued Inventories Not Yet Received	Abandoned Lease Facilities	Total
Balance as of December 31, 2017	$308	$175	$232	$715
Expensed	—	—	201	201
Cash payments	—	—	(272)	(272)
Balance as of June 30, 2018	308	175	161	644

The total future payments under the restructuring plan as of June 30, 2018 are as follows (in thousands):

	For the Years Ending December 31,
Outstanding Payments	2018	2019	2020	Total
Contract termination costs	$308	$—	$—	$308
Purchase commitment of discontinued inventories not yet received	175	—	—	175
Abandoned leased facilities	37	92	32	161
Total future payments	$520	$92	$32	$644

Note 5. Balance Sheet Components

Inventory

Inventory consisted solely of finished goods as of June 30, 2018 and December 31, 2017.

The Company records charges for obsolete and slow-moving inventory based on the age of the product as determined by the expiration date or otherwise determined to be obsolete. Products within one year of their expiration dates are considered for write-off purposes. Historically, the Company has had minimal returns with established customers. Other than write-off of inventory during restructuring activities, the Company incurred insignificant inventory write-offs during the six months ended June 30, 2018 and 2017. Inventory write-downs, once established, are not reversed as they establish a new cost basis for the inventory.

Property and Equipment

Property and equipment consisted of the following as of June 30, 2018 and December 31, 2017 (in thousands):

	As of June 30, 2018	As of December 31, 2017
Furniture, fixtures and equipment	$3,633	$3,597
Leasehold improvements	2,074	2,044
Manufacturing and lab equipment	3	3
Vehicles	86	86
Displays	483	485
Website	462	462
Property and equipment, gross	6,741	6,677
Less: accumulated depreciation and amortization	(5,250)	(4,855)
Property and equipment, net	$1,491	$1,822

Depreciation and amortization expense related to property and equipment was $0.2 million and $0.3 million for the three months ended June 30, 2018 and 2017, respectively, and $0.4 million and $0.6 million for the six months ended June 30, 2018 and 2017, respectively, which is included in “Selling, general and administrative” expense in the accompanying Condensed Consolidated Statements of Operations.

Intangible Assets

Intangible assets consisted of the following (in thousands):

	As of June 30, 2018
	Gross Value	Accumulated Amortization	Net Carrying Value	Remaining Weighted-AverageUseful Lives(years)
Amortized Intangible Assets
Brand (apparel rights)	$2,244	$(1,087)	$1,157	3.6
Total intangible assets	$2,244	$(1,087)	$1,157

	As of December 31, 2017
	Gross Value	Accumulated Amortization	Net Carrying Value	Remaining Weighted-AverageUseful Lives(years)
Amortized Intangible Assets
Brand (apparel rights)	$2,244	$(927)	$1,317	4.1
Total intangible assets	$2,244	$(927)	$1,317

Intangible assets amortization expense was $0.1 million for each of the three months ended June 30, 2018 and 2017, respectively, and $0.2 million for each of the six months ended June 30, 2018 and 2017, respectively, which is included in “Selling, general and administrative” expense in the accompanying Condensed Consolidated Statements of Operations.

As of June 30, 2018, the estimated future amortization expense of intangible assets is as follows (in thousands):

For the Year Ending December 31,
Remainder of 2018	$161
2019	321
2020	321
2021	321
2022	33
Total amortization expense	$1,157

Note 6. Interest and Other Expense, net

For the three and six months ended June 30, 2018 and 2017, “Interest and other expense, net” consisted of the following (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Interest and other expense, net:
Interest expense, related party	$(552)	$(434)	$(1,092)	$(856)
Interest expense, related party debt discount	(155)	(153)	(403)	(307)
Interest expense, other	(65)	(3)	(132)	(8)
Interest expense, secured borrowing arrangement	(309)	(121)	(655)	(225)
Foreign currency transaction (loss) gain	(81)	45	(193)	33
Other	(3)	(24)	2	(305)
Total interest and other expense, net	$(1,165)	$(690)	$(2,473)	$(1,668)

Note 7. Debt

As of June 30, 2018 and December 31, 2017, the Company’s debt consisted of the following (in thousands):

	As of June 30, 2018	As of December 31,2017
2017 Refinanced Convertible Note due December 31, 2019 with a related party	$18,000	$18,000
Obligations under secured borrowing arrangement	2,787	5,385
Secured line of credit	2,000	3,000
Unamortized debt discount with a related party	(929)	(1,331)
Total debt	21,858	25,054
Less: current portion	(4,787)	(8,385)
Long term debt	$17,071	$16,669

Related-Party Notes Payable

On November 3, 2017, the Company entered into the Refinancing with Mr. Ryan Drexler, the Company’s Chairman of the Board of Directors, Chief Executive Officer and President. As part of the Refinancing, the Company issued to Mr. Drexler an amended and restated convertible secured promissory note (the “Refinanced Convertible Note”) in the original principal amount of $18,000,000, which amends and restates (i) a convertible secured promissory note dated as of December 7, 2015, and amended as of January 14, 2017, in the original principal amount of $6,000,000 with an interest rate of 8% prior to the amendment and 10% following the amendment (the “2015 Convertible Note”), (ii) a convertible secured promissory note dated as of November 8, 2016, in the original principal amount of $11,000,000 with an interest rate of 10% (the “2016 Convertible Note”) , and (iii) a secured demand promissory note dated as of July 27, 2017, in the original principal amount of $1,000,000 with an interest rate of 15% (the “2017 Note”, and together with the 2015 Convertible Note and the 2016 Convertible Note, collectively, the “Prior Notes”). The due date of the 2015 Convertible Note and the 2016 Convertible Note was November 8, 2017. The 2017 Note was due on demand.

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

In addition, the Refinanced Convertible Note contains two embedded derivatives for default interest and an event of default put. Due to the unlikely event of default, the embedded derivatives have a de minimis value as of June 30, 2018.

For the three months ended June 30, 2018 and 2017, interest expense, including the amortization of debt discount, related to the related party convertible secured promissory notes was $0.7 million and $0.6 million, respectively. For the six months ended June 30, 2018 and 2017, interest expense, including the amortization of debt discount, related to the related party convertible secured promissory notes was $1.5 million and $1.2 million, respectively. During the six months ended June 30, 2018 and 2017, $0.8 million and $0.9 million, respectively, in interest was paid in cash to Mr. Drexler.

Inventory Financing

On October 6, 2017, the Company ( “Borrower”) entered into a Loan and Security Agreement (“Security Agreement”) with Crossroads Financial Group, LLC (“Crossroads”). Pursuant to the Security Agreement, the Company may borrow up to 70% of its Inventory Cost or up to 75% of Net Orderly Liquidation Value (each as defined in the Security Agreement), up to a maximum amount of $3.0 million at an interest rate of 1.5% per month, subject to a minimum monthly fee of $22,500. The initial term of the Security Agreement was six months from the date of execution, and such initial term is extended automatically in six-month increments, unless earlier terminated pursuant to the terms of the Security Agreement. The Security Agreement contains customary events of default, including, among others, the failure to make payments on amounts owed when due, default under any other material agreement or the departure of Mr. Drexler. The Security Agreement also contains customary restrictions on the ability of the Company to, among other things, grant liens, incur debt and transfer assets. Under the Security Agreement, the Company has agreed to grant Crossroads a security interest in all of the Company’s present and future accounts, chattel paper, goods (including inventory and equipment), instruments, investment property, documents, general intangibles, intangibles, letter of credit rights, commercial tort claims, deposit accounts, supporting obligations, documents, records and the proceeds thereof. As of June 30, 2018, the Company owed $2.0 million to Crossroads under this agreement.

Secured Borrowing Arrangement

In January 2016, the Company entered into a Purchase and Sale Agreement (the “Purchase and Sale Agreement”) with Prestige Capital Corporation (“Prestige”) pursuant to which the Company agreed to sell and assign and Prestige agreed to buy and accept, certain accounts receivable owed to the Company (“Accounts”). Under the terms of the Purchase and Sale Agreement, upon the receipt and acceptance of each assignment of Accounts, Prestige will pay the Company 80% of the net face amount of the assigned Accounts, up to a maximum total borrowings of $12.5 million subject to sufficient amounts of accounts receivable to secure the loan. The remaining 20% will be paid to the Company upon collection of the assigned Accounts, less any chargeback, disputes, or other amounts due to Prestige. Prestige’s purchase of the assigned Accounts from the Company will be at a discount fee which varies based on the number of days outstanding from the assignment of Accounts to collection of the assigned Accounts. In addition, the Company granted Prestige a continuing security interest in and lien upon all accounts receivable, inventory, fixed assets, general intangibles and other assets. The Purchase and Sale Agreement’s term was extended to November 30, 2018 at which point the term now renews automatically for successive four-month periods unless either party receives written notice of cancellation from the other, at minimum, thirty days prior to the expiration date. At June 30, 2018, we had approximately $2.8 million of outstanding borrowings under the Purchase and Sale Agreement.

During the three months ended June 30, 2018, the Company assigned to Prestige accounts with an aggregate face amount of approximately $12.9 million, for which Prestige paid to the Company approximately $10.3 million in cash. During the three months ended June 30, 2018, $13.1 million was repaid to Prestige, including fees and interest. During the six months ended June 30, 2018, the Company assigned to Prestige accounts with an aggregate face amount of approximately $29.7 million, for which Prestige paid to the Company approximately $23.8 million in cash. During the three months ended June 30, 2018, $26.4 million was repaid to Prestige, including fees and interest.

During the three months ended June 30, 2017, the Company assigned to Prestige accounts with an aggregate face amount of approximately $9.0 million, for which Prestige paid to the Company approximately $7.2 million in cash. During the three months ended June 30, 2017, $13.6 million was subsequently repaid to Prestige, including fees and interest. During the six months ended June 30, 2017, the Company assigned to Prestige accounts with an aggregate face amount of approximately $14.5 million, for which Prestige paid to the Company approximately $12.1 million in cash. During the six months ended June 30, 2017, $11.8 million was subsequently repaid to Prestige, including fees and interest.

Note 8. Commitments and Contingencies

Operating Leases

The Company leases office and warehouse facilities under operating leases, which expire at various dates through 2022. The amounts reflected in the table below are for the aggregate future minimum lease payments under non-cancelable facility operating leases for properties that have not been abandoned as part of the restructuring plan. See Note 4 for additional details regarding the restructured leases. Under lease agreements that contain escalating rent provisions, lease expense is recorded on a straight-line basis over the lease term. During the three months ended June 30, 2018 and 2017, rent expense was $0.2 million and $0.1 million, respectively. During the six months ended June 30, 2018 and 2017, rent expense was $0.5 million and $0.2 million, respectively.

As of June 30, 2018, future minimum lease payments are as follows (in thousands):

For the Year Ending December 31,
Remainder of 2018	$431
2019	760
2020	692
2021	481
2022	369
Thereafter	—
Total minimum lease payments	$2,733

Capital Leases

As of June 30, 2018, the Company was leasing two vehicles under a fleet leasing agreement which were included in “Property and equipment, net” in the accompanying Consolidated Balance Sheets. The original cost of leased assets was $86,000 and the associated accumulated depreciation was $67,000 as of June 30, 2018. The Company also leases manufacturing and warehouse equipment under capital leases, which expire at various dates through February 2020.

As of June 30, 2018 and December 31, 2017, short-term capital lease liabilities of $105,000 and $126,000, respectively, were included as a component of current accrued liabilities, and the long-term capital lease liabilities of $98,000 and $146,000, respectively, were included as a component of long-term liabilities in the accompanying Condensed Consolidated Balance Sheets.

As of June 30, 2018, the Company’s future minimum lease payments under capital lease agreements, are as follows (in thousands):

For the Year Ending December 31,
Remainder of 2018	$62
2019	101
2020	50
Total minimum lease payments	213
Less amounts representing interest	(10)
Present value of minimum lease payments	$203

Purchase Commitment

Upon the completion of the sale of BioZone, the Company entered into a manufacturing and supply agreement whereby the Company is required to purchase a minimum of approximately $2.5 million of products per year from BioZone annually for an initial term of three years. If the minimum order quantities of specific products are not met, a $3.0 million minimum purchase of other products must be met in order to waive the shortfall, which is at 25% of the realized shortfall. Due to the timing of achieving the minimum purchase quantities, we are below these targets. As a result, we have provided for the estimated purchase commitment shortfall adjustment in the three and six months ended June 30, 2018.

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

On July 28, 2017, the Company approved a Settlement Agreement (the “CFG Settlement Agreement”) with CFG effective July 7, 2017. The CFG Settlement Agreement represents a full and final settlement of all litigation between the parties. Under the terms of the agreement, we agreed to pay CFG a sum of $3 million, consisting of a $1 million payment that was advanced by a related party on July 7, 2017, a $1 million installment paid on July 7, 2018 and a subsequent $1 million installment payment to be paid by July 7, 2019. The 2018 payment is accrued in current liabilities and the 2019 payment is accrued in other long-term liabilities.

The Company recorded a charge in its Statement of Operations for the year ended December 31, 2017 for approximately $1.5 million, representing the discounted value of the unrecorded settlement amount. During both the three and six months ended June 30, 2018, the Company recorded a charge of $0.1, representing imputed interest.

Former Executive Lawsuit

The Company was engaged in a dispute with Mr. Richard Estalella (“Estalella”) concerning amounts allegedly owed by the Company under an employment agreement with Estalella. Estalella was seeking certain equitable relief and unspecified damages. On May 7, 2018, the Court vacated the trial in contemplation of the parties’ settlement of this matter.

On June 19, 2018, the Company approved a settlement agreement (the “Estalella Settlement Agreement”) with Estalella, concerning amounts allegedly owed by the Company under an employment agreement with Estalella. The Estalella Settlement Agreement represents a full and final settlement of all litigation between the parties. Under the terms of the agreement, the Company has agreed to pay Estalella a sum of $925,000, consisting of a $325,000 payment that was made in July 2018, and subsequent payments of $150,000 installments to be paid by October 2018, January 2019, April 2019 and July 2019, respectively. The payments due prior to June 30, 2019 are accrued in current liabilities and the July 2019 payment is accrued in other long-term liabilities. Additionally, Estalella retained ownership of 350,000 shares of restricted stock that were in dispute, of which only 17,000 have been reflected in our total shares outstanding. As such the Company has increased the total amount of share outstanding by 333,000 shares for the period ended June 30, 2018.

The Company recorded a settlement recovery in its Statement of Operations for the three and six months ended June 30, 2018 for approximately $2.7 million, representing the reversal of accrued payroll the Company previously recorded for compensation related to the Estalella employment agreement.

Contingencies

In the normal course of business or otherwise, the Company may become involved in legal proceedings. The Company will accrue a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. The accrual for a litigation loss contingency might include, for example, estimates of potential damages, outside legal fees and other directly related costs expected to be incurred. As of June 30, 2018, the Company was involved in the following material legal proceedings described below.

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

Insurance Carrier Lawsuit

The Company is engaged in litigation with an insurance carrier, Liberty Insurance Underwriters, Inc. (“Liberty”), arising out of Liberty’s denial of coverage. In 2014, the Company sought coverage under an insurance policy with Liberty for claims against directors and officers of the Company arising out of an investigation by the Securities and Exchange Commission (“SEC”). Liberty denied coverage, and, on February 12, 2015, the Company commenced litigation in Colorado state court, claiming wrongful and unreasonable denial of coverage for the cost and expenses incurred in connection with the SEC investigation and related matters. Liberty removed the complaint to the United States District Court for the District of Colorado, which in August 2016 granted Liberty’s motion for summary judgment, denying coverage and dismissing the Company’s claims with prejudice. That judgment was affirmed on appeal by the United States Court of Appeals for the Tenth Circuit in October 2017. The Company subsequently sought coverage from Liberty for expenses relating to that portion of the SEC’s investigation that post-dated the SEC’s issuance of Wells Notices to two former officers of the Company, as well as for expenses incurred in defense of the Company’s officers and directors in a derivative action commenced by Brian Gartner. Liberty has disputed the extent to which those expenses are covered under its policy, and the Company has commenced a coverage action against Liberty for those expenses in the United States District Court for the Southern District of New York. That action remains pending.

IRS Audit

On April 6, 2016, the Internal Revenue Service (“IRS”) selected the Company’s 2014 Federal Income Tax Return for audit. As a result of the audit, the IRS proposed certain adjustments with respect to the tax reporting of the Company’s former executives’ 2014 restricted stock grants. Due to the Company’s current and historical loss position, the proposed adjustments would have no material impact on its Federal income tax. On October 5, 2016, the IRS commenced an audit of the Company’s employment and withholding tax liability for 2014. The IRS is contending that the Company inaccurately reported the value of the restricted stock grants and improperly failed to provide for employment taxes and federal tax withholding on these grants. In addition, the IRS is proposing certain penalties associated with the Company’s filings. On April 4, 2017, the Company received a “30-day letter” from the IRS asserting back taxes and penalties of approximately $5.3 million, of which $0.4 million related to employment taxes and $4.9 million related to federal tax withholding and penalties. Additionally, the IRS is asserting that the Company owes information reporting penalties of approximately $2.0 million. The Company’s counsel has submitted a formal protest to the IRS disputing on several grounds all of the proposed adjustments and penalties on the Company’s behalf, and the Company is pursuing this matter vigorously through the IRS appeal process. Due to the uncertainty associated with determining the Company’s liability for the asserted taxes and penalties, if any, and to the Company’s inability to ascertain with any reasonable degree of likelihood, as of the date of this report, the outcome of the IRS appeals process, the Company has recorded an estimate for its potential liability, if any, associated with these taxes.

Sponsorship and Endorsement Contract Liabilities

The Company has various non-cancelable endorsement and sponsorship agreements with terms expiring through 2019. The total value of future contractual payments as of June 30, 2018 are as follows (in thousands):

	For the Years Ending December 31,
	Remainder of 2018	2019	Total
Outstanding Payments
Endorsement	$183	$96	$279
Sponsorship	63	55	118
Total future payments	$246	$151	$397

Note 9. Stockholders’ Deficit

Common Stock

For the six months ended June 30, 2018, the Company had the following transactions related to its common stock including restricted stock awards (in thousands, except share and per share data):

Transaction Type	Quantity (Shares)	Valuation ($)	Range of Value per Share
Stock issued to related party for interest	81,133	$53	0.65
Total	81,133	$53	$0.65

The fair value of all stock issuances above is based upon the quoted closing trading price on the date of issuance.

Common stock outstanding as of June 30, 2018 and December 31, 2017 includes shares legally outstanding even if subject to future vesting.

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

Note 10. Stock-Based Compensation

Restricted Stock

The Company’s stock-based compensation for the three months ended June 30, 2018 and 2017 consist primarily of restricted stock awards. The activity of restricted stock awards granted to employees, executives and Board members was as follows:

	Unvested Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance – December 31, 2017	487,267	$2.32
Granted	—	—
Vested	(426,846)	1.94
Cancelled	—	—
Unvested balance – June 30, 2018	60,421	5.00

The Company issued 20,162 shares of restricted stock to its Board members for the three months ended June 30, 2017. The total fair value of restricted stock awards granted to employees and the Board was $0.1 million and $0.7 million for the three and six months ended June 30, 2017. There were no restricted stock awards granted during the three or six months ended June 30, 2018. As of June 30, 2018, the total unrecognized expense for unvested restricted stock awards, net of expected forfeitures, was $0.1 million, which is expected to be amortized over a weighted average period of 0.5 years.

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

Accelerated Vesting of Restricted Stock Awards Related to Terminations of Employment

In March 2017, Brent Baker, the Company’s former Executive Vice President of International Business, terminated employment with the Company. In connection with his termination of employment in March 2017, 10,000 shares of restricted stock held by Mr. Baker vested in full upon his termination of employment in accordance with the original grant terms. In connection with the accelerated vesting of these restricted stock awards, the Company recognized stock compensation expense of $42,902, which is included in “Salaries and Benefits” in the accompanying Consolidated Statements of Operations for the three months ended June 30, 2017.

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

For the three months ended June 30, 2017, the Company recorded stock compensation expense related to options of $12,000. The Company did not record stock compensation expense related to options for the three months ended June 30, 2018. For the six months ended June 30, 2018 and 2017, the Company recorded stock compensation expense related to options of $16,000 and $83,000, respectively.

Note 11. Net Loss per Share

Basic net loss per share is computed by dividing net loss for the period by the weighted average number of shares of common stock outstanding during each period. There was no dilutive effect for the outstanding potentially dilutive securities for the three or six months ended June 30, 2018 and 2017, respectively, as the Company reported a net loss for both periods.

The following table sets forth the computation of the Company’s basic and diluted net loss per share for the periods presented (in thousands, except share and per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(1,074)	$(3,149)	$(3,377)	$(6,298)
Weighted average common shares used in computing net loss per share, basic and diluted	14,701,473	13,845,301	14,658,812	13,809,603
Net loss per share, basic and diluted	$(0.07)	$(0.23)	$(0.23)	$(0.46)

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

There was no dilutive effect for the outstanding awards for the three and six months ended June 30, 2018 and 2017, respectively, as the Company reported a net loss for all periods.

Total outstanding potentially dilutive securities were comprised of the following:

	As of June 30,
	2018	2017
Stock options	171,703	192,307
Warrants	1,389,378	1,389,378
Unvested restricted stock	60,421	670,170
Convertible notes	16,216,216	8,619,624
Total common stock equivalents	17,837,718	10,871,479

Note 12. Income Taxes

The Company recorded a tax expense of $34,000 and $76,000 for the three months ended June 30, 2018 and 2017, respectively, and $103,000 and $104,000 for the six months ended June 30, 2018 and 2017, respectively.

Income taxes are provided for the tax effects of transactions reported in the Condensed Consolidated Financial Statements and consist of taxes currently due. Deferred taxes relate to differences between the basis of assets and liabilities for financial and income tax reporting which will be either taxable or deductible when the assets or liabilities are recovered or settled. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has established a full valuation allowance as it is more likely than not that the tax benefits will not be realized as of June 30, 2018.

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

Revenue, net by geography is based on the Company addresses of the customers. The following table sets forth revenue, net by geographic area (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Revenue, net:
United States	$17,402	$14,677	$32,702	$32,267
International	9,702	11,515	20,949	19,934
Total revenue, net	$27,104	$26,192	$53,651	$52,201

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

Our products are clinically-developed through a six-stage research process, and all of our manufactured products are rigorously vetted for banned substances by the leading quality assurance program, Informed-Choice. While we initially drove growth in the Specialty retail channel, in recent years we have expanded our focus to drive sales and retailer growth across leading e-commerce, Food Drug & Mass, and Club retail channels, including Amazon, Costco, Kroger, Walgreens and 7-Eleven. Our sales in the e-commerce space grew approximately 250% in 2017 compared to the 2016 and we expect to see continued growth in 2018. Additionally, BodyBuilding.com named our Combat Crunch Bar as Protein Bar of the Year in each of 2015, 2016 and 2017.

Outlook

As we continue to execute our growth strategy and focus on our core operations, we anticipate both continued improvement in our operating margins and expense structure, as well as topline sales advancement. The termination of the Arnold Schwarzenegger product-line licensing agreement, discontinuance of unprofitable SKUs and product families, as well as the migration to new product suppliers have impacted revenue growth for the short-term. However, we anticipate revenues and growth margin to strengthen as we increase focus on our core MusclePharm products. In addition, the sale of our wholly-owned subsidiary, BioZone, in May 2016, enabled us to further narrow our focus on core products, and further innovate and develop new products. We also anticipate improved results from advertising and promotions expenses as we focus on effective marketing and advertising strategies, having moved away from costly celebrity endorsements.

Management’s Plans with Respect to Liquidity and Capital Resources

Management believes the restructuring plan, the continued reduction in ongoing operating costs and expense controls, and the aforementioned growth strategy, will enable us to ultimately achieve profitability. We have reduced our operating expenses sufficiently and believe that our ongoing sources of revenue together with our access to capital will be sufficient to cover these expenses for the foreseeable future.

As of June 30, 2018, we had a stockholders’ deficit of $15.6 million and recurring losses from operations. To manage cash flow, we entered into a secured borrowing arrangement, pursuant to which we have the ability to borrow up to $12.5 million subject to sufficient amounts of accounts receivable to secure the loan. The Agreement’s term has been extended to November 30, 2018, at which point the term now renews automatically for successive four-month periods unless either party receives written notice of cancellation from the other, at a minimum thirty days prior to the expiration date. In October 2017, we also entered into a loan and security agreement to borrow against our inventory up to a maximum of $3.0 million for an initial six-month term which was automatically extended for six additional months. As of June 30, 2018, we owed $2.0 million on this credit line.

On November 3, 2017, we entered into a refinancing transaction with Mr. Ryan Drexler, our Chairman of the Board, Chief Executive Officer and President, to restructure all of the $18.0 million in notes payable to him, which are now due on December 31, 2019. Accordingly, such debt is classified as a long-term liability at June 30, 2018.

As of June 30, 2018, we had approximately $2.4 million in cash and $0.1 million in working deficit.

Our Condensed Consolidated Financial Statements as of and for the three months ended June 30, 2018 were prepared on the basis of a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. Accordingly, they do not give effect to adjustments that could be necessary should we be required to liquidate our assets.

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

We believe that our capital resources as of June 30, 2018, available borrowing capacity and current operating plans will be sufficient to fund our planned operations for at least twelve months from the date of filing this report.

Results of Operations

Comparison of the Three Months Ended June 30, 2018 to the Three Months Ended June 30, 2017

	For the Three Months Ended June 30,
	2018	2017	$ Change	% Change
	($ in thousands)
Revenue, net	$27,104	$26,192	$912	3.5%
Cost of revenue	18,952	18,576	376	2.0
Gross profit	8,152	7,616	536	7.0
Operating expenses:
Advertising and promotion	4,991	2,240	2,751	122.8
Salaries and benefits	2,295	2,620	(325)	(12.4)
Selling, general and administrative	2,654	2,829	(175)	(6.2)
Research and development	208	152	56	36.8
Professional fees	626	727	(101)	(13.9)
Setlement of obligation	(2,747)	1,453	(4,200)	(289.1)
Total operating expenses	8,027	10,021	(1,994)	(21.0)
Income/(loss) from operations	125	(2,405)	2,530	(105.2)
Gain on settlement of accounts payable		22	(22)	(100.0)
Interest and other expense, net	(1,165)	(690)	(475)	(68.8)
Loss before income taxes	(1,040)	(3,073)	2,033	(66.2)
Income taxes	34	76	(42)	(55.3)
Net loss	$(1,074)	$(3,149)	$2,075	(65.9)%

Comparison of the Six Months Ended June 30, 2018 to the Six Months Ended June 30, 2017

	For the Six Months Ended June 30,
	2018	2017	$ Change	% Change
	($ in thousands)
Revenue, net	$53,651	$52,201	$1,450	2.8%
Cost of revenue	37,280	38,115	(835)	(2.2)
Gross profit	16,371	14,086	2,285	16.2
Operating expenses:
Advertising and promotion	8,652	4,128	4,524	109.6
Salaries and benefits	4,449	5,889	(1,440)	(24.5)
Selling, general and administrative	5,200	5,715	(515)	(9.0)
Research and development	420	289	131	45.3
Professional fees	1,198	1,609	(411)	(25.5)
Impairment of assets	(2,747)	1,453	(4,200)	(289.1)
Total operating expenses	17,172	19,083	(1,911)	(10.0)
Loss from operations	(801)	(4,997)	4,196	(84.0)
Gain on settlement of accounts payable	—	471	(471)	(100.0)
Interest and other expense, net	(2,473)	(1,668)	(805)	48.3
Loss before income taxes	(3,274)	(6,194)	2,920	(47.1)
Income taxes	103	104	(1)	(1.0)
Net loss	$(3,377)	$(6,298)	$2,921	(46.4)%

The following table presents our operating results as a percentage of revenue, net for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Revenue, net	100%	100%	100%	100%
Cost of revenue	70	71	69	73
Gross profit	30	29	31	27
Operating expenses:
Advertising and promotion	18	8	16	8
Salaries and benefits	9	10	8	11
Selling, general and administrative	10	11	10	11
Research and development	1	1	1	1
Professional fees	2	3	2	3
Settlement	(10)	5	(5)	3
Total operating expenses	30	38	32	37
Loss from operations	—	(9)	(1)	(10)
Gain on settlement of accounts payable	—	—	—	1
Interest and other expense, net	(4)	(3)	(5)	(3)
Loss before income taxes	(4)	(12)	(6)	(12)
Income taxes	—	—	—	—
Net loss	(4)%	(12)%	(6)%	(12)%

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

Wholesale (Specialty, International and FDM)

For our distribution sales, we recognize revenue at the point of sale. We generate wholesale revenues primarily from the sale of nutritional supplements to retailers and distributors in the United States and Canada. Our revenue contracts are identified when purchase orders are received and accepted from customers and represent a single performance obligation to sell our products to a customer. We recognize revenue upon shipment to the customer as that is when the customer obtains control of the promised goods. We typically extend credit terms to our wholesale customers based on their creditworthiness and generally do not receive advance payments. As such, we record accounts receivable at the time of shipment, when the Company’s right to the consideration becomes unconditional. Accounts receivable from our wholesale customers are typically due within 30 days of invoicing. An allowance for doubtful accounts is provided based on a periodic analysis of individual account balances, including an evaluation of days outstanding, payment history, recent payment trends, and the Company’s assessment of its customers’ creditworthiness.

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

For the three and six months ended June 30, 2018, net revenue increased 3.5% to $27.1 million and 2.8% to $53.7 million, respectively, compared to the three and six months ended June 30, 2017 when net revenues were $26.2 million and $52.2 million, respectively. Net revenue for the three months ended June 30, 2018 increased due to growth in our domestic sales of $2.7 million, which was partially offset by reduced international sales of $1.8 million. Net revenue for the six months ended June 30, 2018 increased due to growth in our domestic sales of $0.4 million and growth in our international sales of $1.0 million. For the three ended June 30, 2018 discounts and sales allowances increased to 16.1% of gross revenue, or $5.2 million compared to the three months ended June 30, 2017 when discounts and allowances were 13.4%, or $4.3 million. For the six months ended June 30, 2018 discounts and sales allowances decreased to 15.8% of gross revenues, or $10.1 million compared to the three months ended June 30, 2017 when discounts and allowances were 19.3% or $12.3 million. The changes in discounts and allowances is primarily relate to discounts and allowances on existing products with key customers.

During the three and six months ended June 30, 2018, our largest customer, Costco Wholesale Corporation, or Costco, accounted for approximately 21% and 29% of our net revenue, respectively. During the three and six months ended June 30, 2018, Amazon accounted for approximately 21% and 15% of our net revenue, respectively. During the three months ended June 30, 2018 iHerb accounted for approximately 13% of our net revenues.

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

Our gross profit fluctuates due to several factors, including sales incentives, new product introductions and upgrades to existing product lines, changes in customer and product mixes, the mix of product demand, shipment volumes, our product costs, pricing, and inventory write-downs. Our cost of revenue for the three months ended June 30, 2018 decreased from 2017 primarily as a result of improved revenue per unit which resulted in increased revenue with a lower cost of goods sold and an overall decrease in the cost of protein products.

For the three and six months ended June 30, 2018, costs of revenue increased 2.0% to $19.0 million and decreased 2.2% to $37.3 million, respectively, compared to the three and six months ended June 30, 2017, when costs of revenues were $18.6 million and $38.1 million, respectively. Accordingly, gross profit for three and six months increased 7.0% to $8.2 million and 16.2% to $16.4 million, respectively, compared to three and six months ended June 30, 2017, when gross profit was $7.6 million and $14.1 million, respectively. Positively impacting this gross profit percentage is the aforementioned decrease in discounts and allowances and our ability to offset our inflationary cost increase in our protein products that negatively impacted our costs in 2017.

Operating Expenses

Operating expenses for the each of the three and six months ended June 30, 2018 were $8 million and $17.2 million, respectively, compared to $10 million and $19.1 million for the three and six months ended June 30, 2018, respectively. For the three months ended June 30, 2018 our operating expenses overall were 30% of net revenue compared to 38% for the same period in 2017. For the six months ended June 30, 2018 our operating expenses overall were 32% of net revenue compared to 37% for the same period in 2017. We have been focused on instituting new strategies focusing on new advertising and promotions, while at the same time reducing other operating expenses.

Advertising and Promotion

Our advertising and promotion expense consists primarily of digital, print and media advertising, athletic endorsements and sponsorships, promotional giveaways, trade show events and various partnering activities with our trading partners. Prior to our restructuring which began during the third quarter of 2015, advertising and promotions were a large part of both our growth strategy and brand awareness. We built strategic partnerships with sports athletes and fitness enthusiasts through endorsements, licensing, and co-branding agreements. Additionally, we co-developed products with sports athletes and teams. In connection with our restructuring plan, we have terminated the majority of these contracts in a strategic shift away from such costly arrangements and moved toward more ROI driven brand partnerships as well as grass-roots marketing and advertising efforts that leverage existing brand recognition and more effective advertising outlets including social media and trade advertising.

For the three and six months ended June 30, 2018, advertising and promotion expense increased 122.8% to $5.0 million and 109.6% to $8.7 million, respectively, compared to three and six months ended June 30, 2017, when advertising and promotion expense were $2.2 million and $4.1 million, respectively. Advertising and promotion expense for the three and six months ended June 30, 2018 and 2017 included expenses related to strategic partnerships, advertising, and store support. The increase in spending for the three months ended June 30, 2018 primarily included increases to strategic partnership advertising of $1.1 million and store support of $1.3 million. The increase in spending for the six months ended June 30, 2018 primarily included increases to strategic partnership advertising of $2.2 million, store support of $2.0 million, and print advertising of $0.2 million.

Salaries and Benefits

Salaries and benefits consist primarily of salaries, bonuses, benefits, and stock-based compensation. Personnel costs are a significant component of our operating expenses.

For the three and six months ended June 30, 2018, salaries and benefits expense decreased 12.4% to $2.3 million and 24.5% to $4.4 million, respectively, compared to the three and six months ended June 30, 2017, when salaries and benefits expenses were $2.6 million and $5.9 million, respectively. For the three and six months ended June 30, 2018, stock-based compensation expense decreased $0.3 million and $0.6 million, respectively. For the six months ended June 30, 2018, other compensation expense decreased by $0.9 million compared to the six months ended June 30, 2017, which was related to the reduction in headcount.

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

For the three and six months ended June 30, 2018, selling, general and administrative expenses decreased 6.2% to $2.7 million and 9.0% to $5.2 million, respectively, compared to the three and six months ended June 30, 2017, when selling, general and administrative expenses were $2.8 million and $5.7 million, respectively. The decreases during the three months ended June 30, 2018 compared to the three months ended June 30, 2017 were primarily due to lower office expenses and other miscellaneous cost savings of $0.1 million, lower board costs of $0.2 million, lower depreciation and amortization of $0.1 million, and a decrease of $0.1 million related to information technology. These reductions were partially offset by increases due to higher freight expense of $0.2, higher bad debt expense of $0.1 million, and higher rent expense of $0.1 million. The decreases during the six months ended June 30, 2018 compared to the six months ended June 30, 2017 were primarily due to lower office expenses and other miscellaneous cost savings of $0.3 million, lower board costs of $0.3 million, lower depreciation and amortization of $0.2 million, and a decrease of $0.2 million related to information technology. These reductions were partially offset by increases due to higher freight expense of $0.2 million, higher bad debt expense of $0.2 million, and higher rent expense of $0.1 million.

Research and Development

Research and development expenses consist primarily of R&D personnel salaries, bonuses, benefits, and stock-based compensation, product quality control, which includes third-party testing, and research fees related to the development of new products. We expense research and development costs as incurred.

For the three and six months ended June 30, 2018, research and development expenses increased 36.8% to $0.2 million and 45.3% to $0.4 million, respectively, compared to three and six months ended June 30, 2017, when research and development expenses were $0.2 million and $0.3 million, respectively. primarily due to increased quality control testing fees.

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

For the three and six months ended June 30, 2018, professional fees expenses decreased 13.9% to $0.6 million and 25.5% to $1.2 million, respectively, compared to three and six months ended June 30, 2017, when professional fees expenses were $0.7 million and $1.6 million, respectively. The decrease during the three months ended June 30, 2018 compared to the three months ended June 30, 2017 was primarily due to lower accounting fees of $0.1 million due discounts given and reduced costs during 2018. The decrease during the six months ended June 30, 2018 compared to the six months ended June 30, 2017 was primarily due to lower accounting fees of $0.1 million due to discounts given and reduced costs during 2018 and lower legal fees of $0.3 million due to reduced litigation.

Interest and other Expense, net

For the three and six months ended June 30, 2018 and 2017, “Interest and other expense, net” consisted of the following (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Interest and other expense, net:
Interest expense, related party	$(552)	$(434)	$(1,092)	$(856)
Interest expense, related party debt discount	(155)	(153)	(403)	(307)
Interest expense, other	(65)	(3)	(132)	(8)
Interest expense, secured borrowing arrangement	(309)	(121)	(655)	(225)
Foreign currency transaction (loss) gain	(81)	45	(193)	33
Other	(3)	(24)	2	(305)
Total interest and other expense, net	$(1,165)	$(690)	$(2,473)	$(1,668)

Net interest and other expense for the three and six months ended June 30, 2018 increased 68.8%, or $0.5 million and 48.3%, or $0.8 million, compared to the same periods in 2017, primarily related to interest expense with a related party and increased interest on secured borrowings.
Income Taxes

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

Liquidity and Capital Resources

Management believes the restructuring plan, the continued reduction in ongoing operating costs and expense controls, and the aforementioned growth strategy, will enable us to ultimately achieve profitability. We have reduced our operating expenses sufficiently and believe that our ongoing sources of revenue together with our access to capital will be sufficient to cover these expenses for the foreseeable future, however, we can give no assurances that this will occur.

As of June 30, 2018, we had a stockholders’ deficit of $15.6 million and recurring losses from operations. To manage cash flow, we entered into a secured borrowing arrangement, pursuant to which we have the ability to borrow up to $12.5 million subject to sufficient amounts of accounts receivable to secure the loan. The agreement’s term has been extended to November 30, 2018, which renews automatically for successive four-month periods unless either party receives written notice of cancellation from the other, at a minimum thirty days prior to the expiration date. In October 2017, we also entered into a loan and security agreement to borrow against our inventory up to a maximum of $3.0 million for an initial six-month term which automatically extends for six additional months. As of June 30, 2018, we owed $2.0 million on this credit line.

On November 3, 2017, we entered into a refinancing transaction with Mr. Ryan Drexler, our Chairman of the Board, Chief Executive Officer and President, to restructure all of the $18.0 million in notes payable to him, which are now due on December 31, 2019. Accordingly, such debt is classified as a long-term liability at June 30, 2018.

As of June 30, 2018, we had approximately $2.4 million in cash and $0.1 million in working capital deficit.

Our Condensed Consolidated Financial Statements as of and for the three months ended June 30, 2018 were prepared on the basis of a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. Accordingly, they do not give effect to adjustments that could be necessary should we be required to liquidate our assets.

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

We believe that our capital resources as of June 30, 2018, available borrowing capacity and current operating plans will be sufficient to fund our planned operations for at least twelve months from the date of filing this report.

Our net consolidated cash flows are as follows (in thousands):

	For the Six Months Ended June 30,
	2018	2017
Consolidated Statements of Cash Flows Data:
Net cash used in operating activities	$(39)	$(1,817)
Net cash used in investing activities	(73)	—
Net cash used in/provided by financing activities	(3,667)	403
Effect of exchange rate changes on cash	(7)	24
Net change in cash	$(3,786)	$(1,390)

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

Our operating cash flows were $1.8 million higher for the six months ended June 30, 2018 compared to the same period in 2017. The variance primarily relates to net loss adjusted for non-cash charges, which resulted in a use of cash of $4.5 million for the six months ended June 30, 2018, compared to a use of cash of $4.0 million for the same period in 2017. This increase also included a net change in net operating assets and liabilities, which resulted in a source of cash of $4.5 million for the six months ended June 30, 2018 compared to a source of cash of $2.2 million for the same period in 2017. During the six months ended June 30, 2018, an increase in accounts payable and accrued liabilities resulted in a $5.8 million cash flow from working capital. This increase was offset by an increase in our use accounts receivable, an increase in inventory, and a decrease in accrued restructuring, in the amounts of $0.1 million, $1.2 million, and $0.1 million, respectively. During the six months ended June 30, 2017, a decrease in inventory and an increase in accounts payable and accrued liabilities resulted in a $2.5 million and $0.5 million, respectively, increase in cash flow from working capital. This increase in cash flow from working capital was offset by an increase in our accounts receivable balance, a net increase in our prepaid accounts, and decreases in our accrued restructuring charges in the amounts of $0.1 million, $0.6 million, and $0.1 million, respectively

Investing Activities

During the three months ended June 30, 2018, we used $73,000 for the purchase of equipment. During the three months ended June 30, 2017, we used no cash for investing activities.

Financing Activities

Cash used in financing activities was $3.7 million for the six months ended June 30, 2018, compared to cash provided by financing activities of $0.4 provided during the six months ended June 30, 2017. Cash provided from the secured borrowing arrangement in both periods was offset by repayments of outstanding debt.

Indebtedness Agreements

Related-Party Notes Payable

On November 3, 2017, we entered into the “Refinancing with Mr. Ryan Drexler, our Chairman of the Board of Directors, Chief Executive Officer and President. As part of the Refinancing, we issued to Mr. Drexler the Refinanced Convertible Note in the original principal amount of $18,000,000, which amends and restates (i) the 2015 Convertible Note dated as of December 7, 2015, and amended as of January 14, 2017, in the original principal amount of $6,000,000 with an interest rate of 8% prior to the amendment and 10% following the amendment, (ii) the 2016 Convertible Note dated as of November 8, 2016, in the original principal amount of $11,000,000 with an interest rate of 10%, and (iii) the 2017 Note dated as of July 27, 2017, in the original principal amount of $1,000,000 with an interest rate of 15%. The due date of the 2015 Convertible Note and the 2016 Convertible Note was November 8, 2017. The 2017 Note was due on demand.

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

As part of the Refinancing, we and Mr. Drexler entered into the Restructuring Agreement pursuant to which the parties agreed to enter into the Refinanced Convertible Note and to amend and restate the security agreement pursuant to which the Prior Notes were secured by all of the assets and properties of us and our subsidiaries whether tangible or intangible, by entering into the Amended Security Agreement. Pursuant to the Restructuring Agreement, we agreed to pay, on the effective date of the Refinancing, all outstanding interest on the Prior Notes through November 8, 2017 and certain fees and expenses incurred by Mr. Drexler in connection with the Restructuring.

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

In addition, the Refinanced Convertible Note contains two embedded derivatives for default interest and an event of default put. Due to the unlikely event of default, the embedded derivatives have a de minimis value as of June 30, 2018.

For the six months ended June 30, 2018 and 2017, interest expense related to the related party convertible secured promissory notes was $1.5 million and $1.2 million, respectively. During each of the six months ended June 30, 2018 and 2017, $0.8 million and $0.9 million, respectively, in interest was paid in cash to Mr. Drexler.

Inventory Financing

On October 6, 2017, the Company entered into the Security Agreement with Crossroads. Pursuant to the Security Agreement, Borrower may borrow up to 70% of its Inventory Cost or up to 75% of Net Orderly Liquidation Value (each as defined in the Security Agreement), up to a maximum amount of $3.0 million at an interest rate of 1.5% per month, subject to a minimum monthly fee of $22,500. The initial term of the Security Agreement was six months from the date of execution, and such initial term is extended automatically in six-month increments, unless earlier terminated pursuant to the terms of the Security Agreement. The Security Agreement contains customary events of default, including, among others, the failure to make payments on amounts owed when due, default under any other material agreement or the departure of Mr. Drexler. The Security Agreement also contains customary restrictions on the ability of Borrower to, among other things, grant liens, incur debt and transfer assets. Under the Security Agreement, Borrower has agreed to grant Crossroads a security interest in all our present and future accounts, chattel paper, goods (including inventory and equipment), instruments, investment property, documents, general intangibles, intangibles, letter of credit rights, commercial tort claims, deposit accounts, supporting obligations, documents, records and the proceeds thereof. As of June 30, 2018, we had borrowed $2 million from Crossroads.

Secured Borrowing Arrangement

In January 2016, we entered into the Purchase and Sale Agreement with Prestige pursuant to which we agreed to sell and assign and Prestige agreed to buy and accept, certain accounts receivable owed to us (“Accounts”). Under the terms of the Purchase and Sale Agreement, upon the receipt and acceptance of each assignment of Accounts, Prestige will pay us 80% of the net face amount of the assigned Accounts, up to a maximum total borrowings of $12.5 million subject to sufficient amounts of accounts receivable to secure the loan. The remaining 20% will be paid to us upon collection of the assigned Accounts, less any chargeback, disputes, or other amounts due to Prestige. Prestige’s purchase of the assigned Accounts from us will be at a discount fee which varies based on the number of days outstanding from the assignment of Accounts to collection of the assigned Accounts. In addition, we granted Prestige a continuing security interest in and lien upon all accounts receivable, inventory, fixed assets, general intangibles and other assets. The Purchase and Sale Agreement’s term has been extended to November 30, 2018, which renews automatically for successive four-month periods unless either party receives written notice of cancellation from the other, at minimum, thirty-days prior to the expiration date. At June 30, 2018, we had approximately $2.8 million of outstanding borrowings.

During the six months ended June 30, 2018, the Company sold to Prestige accounts with an aggregate face amount of approximately $29.7 million, for which Prestige paid to the Company approximately $23.8 million in cash. During the three months ended June 30, 2018, $26.4 million was repaid to Prestige, including fees and interest.

During the six months ended June 30, 2017, the Company sold to Prestige accounts with an aggregate face amount of approximately $14.5 million, for which Prestige paid to the Company approximately $12.1 million in cash. During the six months ended June 30, 2017, $11.8 million was subsequently repaid to Prestige, including fees and interest.

Contractual Obligations

Our principal commitments consist of obligations under operating leases for office and warehouse facilities, capital leases for manufacturing and warehouse equipment, debt, restructuring liability and non-cancelable endorsement and sponsorship agreements. The following table summarizes our commitments to settle contractual obligations in cash as of June 30, 2018:

	Payments Due by Period
	1 Year	2 to 3 years	4 to 5 Years	Therafter	Total
	(in thousands)
Operating lease obligations(1)	$621	$1,382	$729	$—	$2,732
Capital lease obligations	116	97	—	—	213
Secured borrowing arrangements	4,787	—	—	—	4,787
Convertible notes with a related party(2)	2,712	19,080	—	—	21,792
Restructuring liability	520	124	—	—	644
Settlement agreements	775	1,150	—	—	1,925
Other contractual obligations(3)	868	332	—	—	1,200
Total	$10,399	$22,165	$729	$—	$33,293

(1)	The amounts in the table above excluded operating lease expenses which were abandoned in conjunction with our restructuring plans and is included within the caption Restructuring liability.
(2)	See “Indebtedness Agreement” above. Amount includes interest.
(3)
Other contractual obligations consist of non-cancelable endorsement and sponsorship agreements and the minimum purchase requirement with BioZone. See Note 4 to the accompanying Consolidated Financial Statements for further information.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2018.

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

Non-GAAP Adjusted EBITDA

In addition to disclosing financial results calculated in accordance with U.S. Generally Accepted Accounting Principles (GAAP), this Form 10-Q discloses Adjusted EBITDA, which is net loss adjusted for stock-based compensation, restructuring and asset impairment charges, gain/(loss) on settlement of accounts payable, loss on sale of subsidiary, amortization of prepaid sponsorship fees, other expense, net, amortization of prepaid stock compensation, depreciation and amortization of property and equipment, amortization of intangible assets, (recovery)/provision for doubtful accounts, issuance of common stock warrants, settlement related, including legal and income taxes. In addition, we provide Adjusted EBITDA excluding one-time events, which excludes charges related to executive severance, discontinued business/product lines, unusual credits against revenue and unusual spikes in whey protein costs. Management believes that these non-GAAP measures provide investors with important additional perspectives into our ongoing business performance.

The GAAP measure most directly comparable to Adjusted EBITDA is net loss. The non-GAAP financial measure of Adjusted EBITDA and Adjusted EBITDA excluding one-time events should not be considered as an alternative to net loss. Adjusted EBITDA and Adjusted EBITDA excluding one-time events is not a presentation made in accordance with GAAP and has important limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Because Adjusted EBITDA and Adjusted EBITDA excluding one-time events excludes some, but not all, items that affect net loss and is defined differently by different companies, our definition of Adjusted EBITDA and Adjusted EBITDA excluding one-time events may not be comparable to similarly titled measures of other companies.

Set forth below are reconciliations of our reported GAAP net loss to Adjusted EBITDA (in thousands):

		Three Months Ended			Three Months Ended
	Six Months Ended June 30, 2018	June 30, 2018	Mar. 31, 2018	Year Ended Dec. 31, 2017	Dec. 31, 2017	Sept. 30, 2017	June 30, 2017	Mar. 31, 2017
Net loss	$(3,377)	$(1,074)	$(2,303)	$(10,973)	$(2,547)	$(2,128)	$(3,149)	$(3,149)

Non-GAAP adjustments:
Stock-based compensation	257	120	137	2,096	408	540	541	607
Restructuring and asset impairment charges	—	—	—	180	180	—	—	—
Gain on settlement of accounts payable	—	—	—	(430)	41	—	(22)	(449
Amortization of prepaid sponsorship fees	216	125	91	461	86	120	110	145
Interest and other expense, net	2,473	1,165	1,308	4,072	1,546	858	690	978
Depreciation and amortization of property and equipment	398	191	207	1,139	230	279	290	340
Amortization of intangible assets	160	80	80	320	80	80	80	80
Provision for doubtful accounts	414	250	164	1,524	310	990	144	80
Settlement, including legal	896	564	332	3,643	866	532	1,942	303
Income taxes	103	34	69	142	24	14	76	28
Adjusted EBITDA	$1,540	$1,455	$85	$2,174	$1,224	$1,285	$702	$(1,037)

One-time events:
Executive Severance	(2,685)	(2,740)	55	831	109	66	134	522
Discontinued business/product lines	—	—	—	272	—	—	132	140
Unusual credits against revenue	—	—	—	1,141	—	—	—	1,141
Whey protein costs	—	—	—	1,322	—	—	296	1,026
Total one-time adjustments	(2,685)	(2,740)	55	3,566	109	66	562	2,829
Adjusted EBITDA excluding one-time events	$(1,145)	$(1,285)	$140	$5,740	$1,333	$1,351	$1,264	$1,792

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company qualifies as a smaller reporting company as defined in Item 10(f)(1) of SEC Regulation S-K, and is not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) who is our principal executive officer and principal financial officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO has concluded that as of June 30, 2018, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”), and that such information is accumulated and communicated to our management, including our CEO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the second quarter of 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Former Executive Lawsuit

We were engaged in a dispute with Mr. Richard Estalella (“Estalella”) concerning amounts allegedly owed by us under an employment agreement with Estalella. Estalella was seeking certain equitable relief and unspecified damages. On May 7, 2018, the Court vacated the trial in contemplation of the parties’ settlement of this matter.

On June 19, 2018, we approved a settlement agreement (the “Estalella Settlement Agreement”) with Estalella, concerning amounts allegedly owed by us under an employment agreement with Estalella. The Estalella Settlement Agreement represents a full and final settlement of all litigation between the parties. Under the terms of the agreement, we agreed to pay Estalella a sum of $925,000, consisting of a $325,000 payment that was paid in July 2018, and subsequent payments of $150,000 installments to be paid by October 2018, January 2019, April 2019, and July 2019, respectively. The payments due prior to June 30, 2019 are accrued in current liabilities and the July 2019 payment is accrued in other long-term liabilities. Additionally, Estalella retained ownership of 350,000 shares of restricted stock that were in dispute.

Insurance Carrier Lawsuit

We were engaged in litigation with an insurance carrier, Liberty Insurance Underwriters, Inc. (“Liberty”), arising out of Liberty’s denial of coverage. In 2014, we sought coverage under an insurance policy with Liberty for claims against our directors and officers arising out of an investigation by the Securities and Exchange Commission (“SEC”). Liberty denied coverage, and, on February 12, 2015, we commenced litigation in Colorado state court, claiming wrongful and unreasonable denial of coverage for the cost and expenses incurred in connection with the SEC investigation and related matters. Liberty removed the complaint to the United States District Court for the District of Colorado, which in August 2016 granted Liberty’s motion for summary judgment, denying coverage and dismissing our claims with prejudice. That judgment was affirmed on appeal by the United States Court of Appeals for the Tenth Circuit in October 2017. We subsequently sought coverage from Liberty for expenses relating to that portion of the SEC’s investigation that post-dated the SEC’s issuance of Wells Notices to two of our former officers, as well as for expenses incurred in defense of our officers and directors in a derivative action commenced by Brian Gartner. Liberty has disputed the extent to which those expenses are covered under its policy, and we have commenced a coverage action against Liberty for those expenses in the United States District Court for the Southern District of New York. That action remains pending.

Manchester City Football Group

We were engaged in a dispute with City Football Group Limited (“CFG”), the owner of Manchester City Football Group, concerning amounts allegedly owed by us under a Sponsorship Agreement with CFG (the “Sponsorship Agreement”). In August 2016, CFG commenced arbitration in the United Kingdom against us, seeking approximately $8.3 million for our purported breach of the Sponsorship Agreement.

On July 28, 2017, we approved a Settlement Agreement (the “CFG Settlement Agreement”) with CFG effective July 7, 2017. The CFG Settlement Agreement represents a full and final settlement of all litigation between the parties. Under the terms of the agreement, we agreed to pay CFG a sum of $3 million, consisting of a $1 million payment that was advanced by a related party on July 7, 2017, a $1 million installment paid on July 7, 2018 and a subsequent $1 million installment payment to be paid by July 7, 2019.

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

101**
The following materials from MusclePharm Corporation’s quarterly report on Form 10-Q for the three months ended June 30, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Statement of Changes in Stockholders’ Deficit; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) related notes to these financial statements.

*	Indicates management contract or compensatory plan or arrangement.
**	Filed herewith
***	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MUSCLEPHARM CORPORATION

Date: August 14, 2018	By:	/s/ Ryan Drexler
	Name:	Ryan Drexler
	Title:	Chief Executive Officer, President and Chairman
(Principal Executive Officer)
(Interim Principal Financial Officer)
(Interim Principal Accounting Officer)