Form 10-Q
period 2018-09-30
MusclePharm Corp
filed 2018-11-14
CIK 1415684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Number of shares of the registrant’s common stock outstanding at November 1, 2018: 15,314,667, excluding 875,621 shares of common stock held in treasury.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
MusclePharm Corporation
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash	$1,749	$6,228
Accounts receivable, net of allowance for doubtful accounts of $1,556 and $1,363, respectively	16,235	16,668
Inventory	7,324	6,484
Prepaid expenses and other current assets	1,120	1,082
Total current assets	26,428	30,462
Property and equipment, net	576	1,822
Intangible assets, net	1,077	1,317
Other assets	267	225
TOTAL ASSETS	$28,348	$33,826
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$20,672	$11,742
Accrued liabilities	5,238	7,761
Accrued restructuring charges, current	463	595
Obligation under secured borrowing arrangement	594	5,385
Line of credit	1,500	3,000
Total current liabilities	28,467	28,483
Convertible note with a related party, net of discount	17,226	16,669
Accrued restructuring charges, long-term	58	120
Other long-term liabilities	74	1,088
Total liabilities	45,825	46,360
Commitments and contingencies (Note 8)
Stockholders' deficit:
Common stock, par value of $0.001 per share; 100,000,000 shares authorized 16,190,288 and 15,526,175 shares issued as of September 30, 2018 and December 31, 2017, respectively; 15,314,667 and 14,650,554 shares outstanding as of September 30, 2018 and December 31, 2017, respectively	15	14
Additional paid-in capital	160,038	159,608
Treasury stock, at cost; 875,621 shares	(10,039)	(10,039)
Accumulated other comprehensive loss	(169)	(150)
Accumulated deficit	(167,322)	(161,967)
TOTAL STOCKHOLDERS’ DEFICIT	(17,477)	(12,534)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$28,348	$33,826

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MusclePharm Corporation
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue, net	$27,388	$24,396	$81,039	$76,597
Cost of revenue	18,595	16,359	55,875	54,474
Gross profit	8,793	8,037	25,164	22,123
Operating expenses:
Advertising and promotion	3,589	1,952	12,241	6,079
Salaries and benefits	1,856	2,640	6,305	8,530
Selling, general and administrative	2,975	3,468	8,175	9,183
Research and development	185	199	605	488
Professional fees	436	1,034	1,634	2,643
Impairment of assets	743	—	743	—
Settlement of obligation	—	—	(2,747)	1,453
Total operating expenses	9,784	9,293	26,956	28,376
Loss from operations	(991)	(1,256)	(1,792)	(6,253)
Gain on settlement of accounts payable	—	—	—	471
Interest and other expense, net (Note 6)	(990)	(858)	(3,463)	(2,526)
Loss before income taxes	(1,981)	(2,114)	(5,255)	(8,308)
Income taxes/(benefit)	(3)	14	100	118
Net loss	$(1,978)	$(2,128)	$(5,355)	$(8,426)

Net loss per share, basic and diluted	$(0.13)	$(0.15)	$(0.36)	$(0.61)

Weighted average shares used to compute net loss per share, basic and diluted	15,029,312	13,875,119	14,783,699	13,819,939

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MusclePharm Corporation
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss	$(1,978)	$(2,128)	$(5,355)	$(8,426)
Other comprehensive loss:
Change in foreign currency translation adjustment	(4)	143	(19)	160
Comprehensive loss	$(1,982)	$(1,985)	$(5,374)	$(8,266)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MusclePharm Corporation
Condensed Consolidated Statement of Changes in Stockholders’ Deficit
(In thousands, except share data)
(Unaudited)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Loss	Deficit	Deficit
Balance—December 31, 2017	14,650,554	$14	$159,608	$(10,039)	$(150)	$(161,967)	$(12,534)
Stock-based compensation related to issuance and amortization of restricted stock awards to employees, executives and directors	250,000	1	361	—	—	—	362
Stock-based compensation related to issuance of stock options to an executive and a director	—	—	16	—	—	—	16
Issuance of shares of common stock related to the payment of interest on a related party note	81,113	—	53	—	—	—	53
Issuance of shares of common stock related to the settlement of litigation (see Note 8)	333,000	—	—	—	—	—	—
Change in foreign currency translation adjustment	—	—	—	—	(19)	—	(19)
Net loss	—	—	—	—	—	(5,355)	(5,355)
Balance—September 30, 2018	15,314,667	$15	$160,038	$(10,039)	$(169)	$(167,322)	$(17,477)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MusclePharm Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,355)	$(8,426)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Depreciation and amortization	822	1,144
Gain on settlement of accounts payable	—	(471)
Settlement of obligation	(2,747)	—
Bad debt expense	822	1,213
Impairment of assets	743	—
Loss on disposal of property and equipment	—	43
Amortization of debt discount	557	460
Stock-based compensation	377	1,688
Write off of prepaid financing costs	—	275
Changes in operating assets and liabilities:
Accounts receivable	(454)	(753)
Inventory	(755)	2,351
Prepaid expenses and other current assets	(114)	(101)
Other assets	(44)	(75)
Accounts payable and accrued liabilities	8,365	417
Accrued restructuring charges	(194)	(102)
Net cash provided by/(used in) operating activities	2,023	(2,337)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(86)	(27)
Net cash used in investing activities	$(86)	$(27)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on line of credit	(1,500)	—
Proceeds from secured borrowing arrangement, net of reserves	31,677	22,292
Payments on secured borrowing arrangement, net of fees	(36,469)	(21,046)
Proceeds from related party loan	—	1,000
Repayment of capital lease obligations	(101)	(106)
Net cash (used)/provided by financing activities	(6,393)	2,140
Effect of exchange rate changes on cash	(23)	159
NET CHANGE IN CASH	(4,479)	(65)
CASH — BEGINNING OF PERIOD	6,228	4,943
CASH — END OF PERIOD	$1,749	$4,878
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$2,727	$1,848
Cash paid for taxes	$173	$86
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Property and equipment acquired in conjunction with capital leases	$—	$12
Purchase of property and equipment included in current liabilities	$12	$—
Interest paid through issuance of shares of common stock	$53	$—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MusclePharm Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Description of Business

Description of Business

MusclePharm Corporation, or the Company, was incorporated in Nevada in 2006. Except as otherwise indicated herein, the terms “Company,” “we,” “our” and “us” refer to MusclePharm Corporation and its subsidiaries. The Company is a scientifically driven, performance lifestyle company that develops, manufactures, markets and distributes branded nutritional supplements. The Company is headquartered in Burbank, California and as of September 30, 2018 had the following wholly-owned operating subsidiaries: MusclePharm Canada Enterprises Corp., MusclePharm Ireland Limited and MusclePharm Australia Pty Limited. A former subsidiary of the Company, BioZone Laboratories, Inc. (“BioZone”) was sold on May 9, 2016.

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

As of September 30, 2018, the Company had a stockholders’ deficit of $17.5 million and recurring losses from operations. To manage cash flow, the Company entered into a secured borrowing arrangement, pursuant to which the Company has the ability to borrow up to $12.5 million subject to sufficient amounts of accounts receivable to secure the loan. The secured borrowing arrangement’s term has been extended to November 30, 2018 which renews automatically for successive four-month periods unless either party receives written notice of cancellation from the other, at minimum, thirty days prior to the expiration date. In October 2017, the Company also entered into a loan and security agreement to borrow against the Company’s inventory up to a maximum of $3.0 million for an initial six-month term which automatically extends for successive six-month renewal terms. As of September 30, 2018, the Company owed $1.5 million under this loan and security agreement.

On November 3, 2017, the Company entered into a refinancing transaction (the “Refinancing”) with Mr. Ryan Drexler, the Company’s Chairman of the Board, Chief Executive Officer and President, to restructure all of the $18.0 million in notes payable to him, which are now due on December 31, 2019. Accordingly, such debt is classified as a long-term liability at September 30, 2018.

As of September 30, 2018, the Company had approximately $1.7 million in cash and a $2.0 million working capital deficit.

The accompanying Condensed Consolidated Financial Statements as of and for the three and nine months ended September 30, 2018 were prepared on the basis of a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. Accordingly, they do not give effect to adjustments that could be necessary should we be required to liquidate our assets.

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

Our capital resources as of September 30, 2018, available borrowing capacity and current operating plans are expected to be sufficient to fund our planned operations for at least twelve months from the date of filing this report.

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

Unaudited Interim Financial Information

The accompanying unaudited interim Condensed Consolidated Financial Statements have been prepared in accordance with GAAP and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and notes required by GAAP for complete financial statements. The Company’s management believes the unaudited interim Condensed Consolidated Financial Statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position as of September 30, 2018, results of operations for the three and nine months ended September 30, 2018 and 2017, and cash flows for the nine months ended September 30, 2018 and 2017. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018.

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

Revenue Recognition

The Company has adopted ASC 606. Prior to the adoption of ASC 606 the Company's revenue recognition policy was to recognize revenue when persuasive evidence of an arrangement existed, delivery had occurred, the fee was fixed or determinable and collection was reasonably assured.

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

With the adoption of ASC 606, effective January 1, 2018 the Company reviewed its previous revenue recognition policy as described above and under ASC 606 the Company determined that there were no material changes resulting from the adoption. Revenue would be recognized when control of the promised goods or services is transferred to the Company’s customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. This is consistent with the revenue recognition policy previously used by the Company. The Company also reviewed the timing and recognition of accounts receivable within the different distribution channels for which the Company generates revenue.

During the three months ended September 30, 2018 and 2017, the Company recorded discounts and sales returns, totaling $6.4 million and $2.1 million, respectively, which accounted for 19% and 8% of gross revenue in each period, respectively. During the nine months ended September 30, 2018 and 2017, the Company recorded discounts, and to a lesser degree, sales returns, totaling $16.5 million and $13.8 million, respectively, which accounted for 17% and 16% of gross revenue in each period, respectively.

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

Significant customers are those that represent more than 10% of the Company’s net revenue or accounts receivable for each period presented. For each significant customer, revenue as a percentage of total revenue is as follows:

	Percentage of Net Revenue for the Three Months Ended September 30,		Percentage of Net Revenue for the Nine Months Ended September 30,		Percentage of Net Accounts Receivable as of
	2018	2017	2018	2017	September 30, 2018	December 31, 2017
Customers
Costco Wholesale Corporation	38%	26%	25%	26%	36%	21%
Amazon	15%	16%	15%	11%	12%	14%
iHerb	18%	*	12%	*	*	*

●
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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes Topic 840, Leases (“ASU 2016-02”). The guidance in this new standard requires lessees to put most leases on their balance sheets but recognize expenses on their income statements in a manner similar to the current accounting and eliminates the current real estate-specific provisions for all entities. The guidance also modifies the classification criteria and the accounting for sales-type and direct financing leases for lessors. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. The Company continues to make progress with its preparation for the adoption and implementation of this new accounting standard, including assessing the completeness of our lease arrangements, evaluating practical expedients and accounting policy elections, and implementing a tracking system to meet the reporting requirements of this standard. We are still assessing the impact to our consolidated financial statements as well as planning for adoption and implementation of this standard, which includes applying practical expedients provided in the standards update that allow, among other things, for contracts that commenced prior to the adoption to not be reassessed. We also anticipate to elect a policy not to recognize right of use assets and lease liabilities related to short-term leases.

Note 3. Fair Value of Financial Instruments

Management believes the fair values of the obligations under the secured borrowing arrangements and the convertible note with Mr. Drexler approximate carrying value because the debt carries market rates of interest available to the Company. The Company’s remaining financial instruments consisted primarily of accounts receivable, accounts payable, accrued liabilities and accrued restructuring charges, all of which are short-term in nature with fair values approximating carrying value. As of September 30, 2018 and December 31, 2017, the Company held no assets or liabilities that required re-measurement at fair value on a recurring basis.

Note 4. Restructuring

As part of an effort to better focus and align the Company’s resources toward profitable growth, on August 24, 2015, the Board authorized the Company to undertake steps to commence a restructuring of the business and operations, which concluded during the third quarter of 2016.

The following table illustrates the provision of the restructuring charges and the accrued restructuring charges balance as of September 30, 2018 (in thousands):

	Contract Termination Costs	Purchase Commitment of Discontinued Inventories Not Yet Received	Abandoned Lease Facilities	Total
Balance as of December 31, 2017	$308	$175	$232	$715
Expensed	—	—	310	310
Cash payments	—	—	(396)	(396)
Change in valuation	67	(175)	—	(108)
Balance as of September 30, 2018	375	—	146	521

The total future payments under the restructuring plan as of September 30, 2018 are as follows (in thousands):

	For the Years Ending December 31,
Outstanding Payments	2018	2019	2020	Total
Contract termination costs	$375	$—	$—	$375
Abandoned leased facilities	22	92	32	146
Total future payments	$397	$92	$32	$521

Note 5. Balance Sheet Components

Inventory

Inventory consisted solely of finished goods as of September 30, 2018 and December 31, 2017.

The Company records charges for obsolete and slow-moving inventory based on the age of the product as determined by the expiration date or otherwise determined to be obsolete. Products within one year of their expiration dates are considered for write-off purposes. Historically, the Company has had minimal returns with established customers. Other than write-off of inventory during restructuring activities, the Company incurred insignificant inventory write-offs during the nine months ended September 30, 2018 and 2017. Inventory write-downs, once established, are not reversed as they establish a new cost basis for the inventory.

Property and Equipment

Property and equipment consisted of the following as of September 30, 2018 and December 31, 2017 (in thousands):

	As of September 30, 2018	As of December 31, 2017
Furniture, fixtures and equipment	$3,641	$3,597
Leasehold improvements	236	2,044
Manufacturing and lab equipment	3	3
Vehicles	39	86
Displays	453	485
Website	462	462
Property and equipment, gross	4,834	6,677
Less: accumulated depreciation and amortization	(4,258)	(4,855)
Property and equipment, net	$576	$1,822

Depreciation and amortization expense related to property and equipment was $0.2 million and $0.3 million for the three months ended September 30, 2018 and 2017, respectively, and $0.6 million and $0.8 million for the nine months ended September 30, 2018 and 2017, respectively, which is included in “Selling, general and administrative” expense in the accompanying Condensed Consolidated Statements of Operations.

During the three months ended September 30, 2018, the Company subleased the former headquarters in Denver, CO. As a result, the Company determined that the leasehold improvements had become fully impaired. The Company recorded an impairment charge of $0.7 million during the period.

Intangible Assets

Intangible assets consisted of the following (in thousands):
	As of September 30, 2018
	Gross Value	Accumulated Amortization	Net Carrying Value	Remaining Weighted-Average Useful Lives (years)
Amortized Intangible Assets
Brand (apparel rights)	$2,244	$(1,167)	$1,077	3.4
Total intangible assets	$2,244	$(1,167)	$1,077

	As of December 31, 2017
	Gross Value	Accumulated Amortization	Net Carrying Value	Remaining Weighted-Average Useful Lives (years)
Amortized Intangible Assets
Brand (apparel rights)	$2,244	$(927)	$1,317	4.1
Total intangible assets	$2,244	$(927)	$1,317

Intangible assets amortization expense was $0.1 million for each of the three months ended September 30, 2018 and 2017, respectively, and $0.2 million for each of the nine months ended September 30, 2018 and 2017, respectively, which is included in “Selling, general and administrative” expense in the accompanying Condensed Consolidated Statements of Operations.

As of September 30, 2018, the estimated future amortization expense of intangible assets is as follows (in thousands):

For the Year Ending December 31,
Remainder of 2018	$81
2019	321
2020	321
2021	321
2022	33
Total amortization expense	$1,077

Note 6. Interest and Other Expense, net

For the three and nine months ended September 30, 2018 and 2017, “Interest and other expense, net” consisted of the following (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Interest and other expense, net:
Interest expense, related party	$(559)	$(523)	$(1,652)	$(1,379)
Interest expense, related party debt discount	(155)	(153)	(557)	(460)
Interest expense, other	(28)	(6)	(160)	(14)
Interest expense, secured borrowing arrangement	(251)	(172)	(906)	(397)
Foreign currency transaction (loss) gain	(4)	16	(197)	49
Other	7	(20)	9	(325)
Total interest and other expense, net	$(990)	$(858)	$(3,463)	$(2,526)

Note 7. Debt

As of September 30, 2018 and December 31, 2017, the Company’s debt consisted of the following (in thousands):

	As of September 30, 2018	As of December 31, 2017
2017 Refinanced Convertible Note due December 31, 2019 with a related party	$18,000	$18,000
Obligations under secured borrowing arrangement	594	5,385
Secured line of credit	1,500	3,000
Unamortized debt discount with a related party	(774)	(1,331)
Total debt	19,320	25,054
Less: current portion	(2,094)	(8,385)
Long term debt	$17,226	$16,669

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

In addition, the Refinanced Convertible Note contains two embedded derivatives for default interest and an event of default put. Due to the unlikely event of default, the embedded derivatives have a de minimis value as of September 30, 2018.

For each of the three months ended September 30, 2018 and 2017, interest expense, including the amortization of debt discount, related to the related party convertible secured promissory notes was $0.7 million, respectively. For the nine months ended September 30, 2018 and 2017, interest expense, including the amortization of debt discount, related to the related party convertible secured promissory notes was $2.2 million and $1.8 million, respectively. During the nine months ended September 30, 2018 and 2017, $1.4 million and $1.8 million, respectively, in interest was paid in cash to Mr. Drexler.

Inventory Financing

On October 6, 2017, the Company (“Borrower”) entered into a Loan and Security Agreement (“Security Agreement”) with Crossroads Financial Group, LLC (“Crossroads”). Pursuant to the Security Agreement, the Company may borrow up to 70% of its Inventory Cost or up to 75% of Net Orderly Liquidation Value (each as defined in the Security Agreement), up to a maximum amount of $3.0 million at an interest rate of 1.5% per month, subject to a minimum monthly fee of $22,500. The initial term of the Security Agreement was six months from the date of execution, and such initial term is extended automatically in six-month increments, unless earlier terminated pursuant to the terms of the Security Agreement. The Security Agreement contains customary events of default, including, among others, the failure to make payments on amounts owed when due, default under any other material agreement or the departure of Mr. Drexler. The Security Agreement also contains customary restrictions on the ability of the Company to, among other things, grant liens, incur debt and transfer assets. Under the Security Agreement, the Company has agreed to grant Crossroads a security interest in all of the Company’s present and future accounts, chattel paper, goods (including inventory and equipment), instruments, investment property, documents, general intangibles, intangibles, letter of credit rights, commercial tort claims, deposit accounts, supporting obligations, documents, records and the proceeds thereof. As of September 30, 2018, the Company owed $1.5 million to Crossroads under this agreement.

Secured Borrowing Arrangement

In January 2016, the Company entered into a Purchase and Sale Agreement (the “Purchase and Sale Agreement”) with Prestige Capital Corporation (“Prestige”) pursuant to which the Company agreed to sell and assign and Prestige agreed to buy and accept, certain accounts receivable owed to the Company (“Accounts”). Under the terms of the Purchase and Sale Agreement, upon the receipt and acceptance of each assignment of Accounts, Prestige will pay the Company 80% of the net face amount of the assigned Accounts, up to a maximum total borrowings of $12.5 million subject to sufficient amounts of accounts receivable to secure the loan. The remaining 20% will be paid to the Company upon collection of the assigned Accounts, less any chargeback, disputes, or other amounts due to Prestige. Prestige’s purchase of the assigned Accounts from the Company will be at a discount fee which varies based on the number of days outstanding from the assignment of Accounts to collection of the assigned Accounts. In addition, the Company granted Prestige a continuing security interest in and lien upon all accounts receivable, inventory, fixed assets, general intangibles and other assets. The Purchase and Sale Agreement’s term was extended to November 30, 2018 at which point the term now renews automatically for successive four-month periods unless either party receives written notice of cancellation from the other, at minimum, thirty days prior to the expiration date. At September 30, 2018, we had approximately $0.6 million of outstanding borrowings under the Purchase and Sale Agreement.

During the three months ended September 30, 2018, the Company assigned to Prestige accounts with an aggregate face amount of approximately $9.9 million, for which Prestige paid to the Company approximately $7.9 million in cash. During the three months ended September 30, 2018, $10.7 million was repaid to Prestige, including fees and interest. During the nine months ended September 30, 2018, the Company assigned to Prestige accounts with an aggregate face amount of approximately $39.6 million, for which Prestige paid to the Company approximately $31.7 million in cash. During the nine months ended September 30, 2018, $37.1 million was repaid to Prestige, including fees and interest.

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

Note 8. Commitments and Contingencies

Operating Leases

The Company leases office and warehouse facilities under operating leases, which expire at various dates through 2022. The amounts reflected in the table below are for the aggregate future minimum lease payments under non-cancelable facility operating leases for properties that have not been abandoned as part of the restructuring plan. See Note 4 for additional details regarding the restructured leases. Under lease agreements that contain escalating rent provisions, lease expense is recorded on a straight-line basis over the lease term. During the three months ended September 30, 2018 and 2017, rent expense was $0.2 million and $0.1 million, respectively. During the nine months ended September 30, 2018 and 2017, rent expense was $0.7 million and $0.3 million, respectively.

As of September 30, 2018, future minimum lease payments are as follows (in thousands):

For the Year Ending December 31,
Remainder of 2018	$217
2019	674
2020	649
2021	481
2022	369
Thereafter	—
Total minimum lease payments	$2,390

The Company has subleased its Denver office space and anticipates receiving approximately $330,000 in sublease payments. These sublease payments are not reflected in the above table.

Capital Leases

As of September 30, 2018, the Company was leasing one vehicle under a fleet leasing agreement which are included in “Property and equipment, net” in the accompanying Consolidated Balance Sheets. The original cost of leased assets was $39,000 and the associated accumulated depreciation was $25,000 as of September 30, 2018. The Company also leases manufacturing and warehouse equipment under capital leases, which expire at various dates through February 2020.

As of September 30, 2018 and December 31, 2017, short-term capital lease liabilities of $97,000 and $126,000, respectively, were included as a component of current accrued liabilities, and the long-term capital lease liabilities of $74,000 and $146,000, respectively, were included as a component of long-term liabilities in the accompanying Condensed Consolidated Balance Sheets.

As of September 30, 2018, the Company’s future minimum lease payments under capital lease agreements, are as follows (in thousands):

For the Year Ending December 31,
Remainder of 2018	$27
2019	101
2020	50
Total minimum lease payments	178
Less amounts representing interest	(7)
Present value of minimum lease payments	$171

Purchase Commitment

Upon the completion of the sale of BioZone, the Company entered into a manufacturing and supply agreement whereby the Company is required to purchase a minimum of approximately $2.5 million of products per year from BioZone annually for an initial term of three years. If the minimum order quantities of specific products are not met, a $3.0 million minimum purchase of other products must be met in order to waive the shortfall, which is at 25% of the realized shortfall. Due to the timing of achieving the minimum purchase quantities, we are below these targets. As a result, we have provided for the estimated purchase commitment shortfall adjustment in the three and nine months ended September 30, 2018.

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

On July 28, 2017, the Company approved a Settlement Agreement (the “CFG Settlement Agreement”) with CFG effective July 7, 2017. The CFG Settlement Agreement represents a full and final settlement of all litigation between the parties. Under the terms of the agreement, we agreed to pay CFG a sum of $3 million, consisting of a $1 million payment that was advanced by a related party on July 7, 2017, a $1 million installment paid on July 7, 2018 and a subsequent $1 million installment payment to be paid by July 7, 2019. The 2019 payment is accrued in current liabilities.

The Company recorded a charge in its Statement of Operations for the year ended December 31, 2017 for approximately $1.5 million, representing the discounted value of the unrecorded settlement amount. During the three and nine months ended September 30, 2018, the Company recorded a charge of $30,000 and $148,000, respectively, representing imputed interest.

Former Executive Lawsuit

The Company was engaged in a dispute with Mr. Richard Estalella (“Estalella”) concerning amounts allegedly owed by the Company under an employment agreement with Estalella. Estalella was seeking certain equitable relief and unspecified damages. On May 7, 2018, the Court vacated the trial in contemplation of the parties’ settlement of this matter.

On June 19, 2018, the Company approved a settlement agreement (the “Estalella Settlement Agreement”) with Estalella, concerning amounts allegedly owed by the Company under an employment agreement with Estalella (the “Employment Litigation”). The Estalella Settlement Agreement represents a full and final settlement of the Employment Litigation. Under the terms of the agreement, the Company has agreed to pay Estalella a sum of $925,000, consisting of a $325,000 initial payment that was made in July 2018, and subsequent payments of $150,000 installments to be paid within 90, 180, 270 and 360 days of the initial payment, respectively. The payments are accrued in current liabilities. Additionally, Estalella retained ownership of 350,000 shares of restricted stock that were in dispute, of which only 17,000 have been reflected in our total shares outstanding. As such the Company has increased the total amount of share outstanding by 333,000 shares for the period ended September 30, 2018.

The Company recorded a settlement recovery in its Statement of Operations for the nine months ended September 30, 2018 for approximately $2.7 million, representing the reversal of accrued payroll the Company previously recorded for compensation related to the Estalella employment agreement.

Insurance Carrier Lawsuit

The Company was engaged in litigation with an insurance carrier, Liberty Insurance Underwriters, Inc. (“Liberty”), arising out of Liberty’s denial of coverage. In 2014, the Company sought coverage under an insurance policy with Liberty for claims against our directors and officers arising out of an investigation by the Securities and Exchange Commission (“SEC”). Liberty disputed the extent to which those expenses are covered under its policy, and the Company commenced a coverage action against Liberty for those expenses in the United States District Court for the Southern District of New York. This matter was settled on September 21, 2018.

Contingencies

In the normal course of business or otherwise, the Company may become involved in legal proceedings. The Company will accrue a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. The accrual for a litigation loss contingency might include, for example, estimates of potential damages, outside legal fees and other directly related costs expected to be incurred. As of September 30, 2018, the Company was involved in the following material legal proceedings described below.

ThermoLife

In January 2016, ThermoLife International LLC (“ThermoLife”), a supplier of nitrates to MusclePharm, filed a complaint against the Company in Arizona state court. In its complaint, ThermoLife alleges that the Company failed to meet minimum purchase requirements contained in the parties’ supply agreement and seeks monetary damages for the deficiency in purchase amounts. In March 2016, the Company filed an answer denying the allegations contained in the complaint and a counterclaim alleging that ThermoLife’s products were defective. On September 26, 2018, the Court granted summary judgment to ThermoLife on MusclePharm’s claims. On November 1, 2018, the Court granted partial summary judgment for ThermoLife on its own breach of contract claim, finding that MusclePharm is liable to ThermoLife for failing to meet its minimum purchase requirements. MusclePharm intends to seek reconsideration of the Court’s ruling.

United World Wrestling Arbitration

In November 2017, United World Wrestling (“UWW”), an amateur wrestling governing body, initiated arbitration against MusclePharm before the Court of Arbitration for Sport in Lausanne, Switzerland (“CAS”), alleging that MusclePharm owed it $663,750, comprised of a $425,000 sponsorship fee plus accrued interest, under the terms of a 2015 sponsorship agreement. In September 2018, the sole arbitrator issued an order and decision in UWW’s favor for $425,000, plus interest at 12% per annum, as well as attorney’s fees in the amount of 5,000 Swiss Francs. The Company is in ongoing discussions with UWW to resolve the matter.

White Winston Lawsuit

In August 2018, White Winston Select Asset Fund Series MP-18, LLC and White Winston Select Asset Fund, LLC (together “White Winston”) initiated a derivative action against MusclePharm and all of its directors in the First Judicial District Court of the State of Nevada. White Winston alleges that MusclePharm’s directors breached their fiduciary duties when they approved the November 2017 refinancing of Drexler’s $18 million Refinanced Convertible Note (discussed further below). In its Complaint, White Winston sought a permanent injunction against the exercise of Mr. Drexler’s conversion rights, the appointment of a receiver, and unspecified monetary damages. On August 23, 2018, the Nevada district court issued an ex parte temporary restraining order prohibiting Drexler from exercising his conversion rights; on September 14, 2018, the court denied White Winston’s request for a preliminary injunction and permitted the temporary restraining order to dissolve. White Winston has appealed the court’s decision. In the meantime, the action remains pending in the trial court, where the Company has moved to dismiss the Amended Complaint.

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

On August 22, 2018, Richard Estalella filed an action against the Company and two other defendants in the Colorado District Court for the County of Denver, seeking damages arising out of the IRS’s assertion of tax liability and penalties relating to the Company’s 2014 restricted stock grants. The Company has answered Estalella’s complaint, asserted counterclaims against Estalella for his failure to ensure that all withholding taxes were paid in connection with the 2014 restricted stock grants, and filed cross-claims against a valuation firm named in the action for failing to properly value the 2014 restricted stock grants for tax purposes. The Company will continue to vigorously litigate the matter.

Durnford Matter

On July 28, 2015, Plaintiff, Tucker Durnford, filed a First Amended Class Action Complaint which alleged that MusclePharm’s Arnold Iron Mass product violates consumer protection laws by misleading consumers about the amount and sources of protein in the product. The product has been discontinued. The last shipments were in March of 2016.

Plaintiff’s counsel alleged that results of laboratory testing demonstrate the actual total protein content per serving to be approximately 19.4 grams, once the free-form amino acids are excluded from the calculation. Plaintiff’s counsel attached to the First Amended Class Action Complaint what purport to be test results supporting that allegation.

We moved to dismiss the First Amended Class Action Complaint, arguing that plaintiff’s claims are preempted by the Federal Food, Drug, and Cosmetic Act and its implementing regulations. The Court granted MusclePharm’s motion to dismiss the case on December 18, 2015. Plaintiff was given leave to file an amended complaint, but instead chose to appeal the order granting MusclePharm’s motion to dismiss. On December 31, 2015, plaintiff’s counsel made a settlement demand, in an amount of $100,000, which demand was rejected. On February 10, 2016, the court entered judgment and dismissed the case with prejudice. Plaintiff appealed to the Ninth Circuit Court of Appeals, which heard arguments on November 15, 2017.

On October 12, 2018, the Ninth Circuit issued its opinion reversing the dismissal and remanding the case to the Northern District of California. The Ninth Circuit found that plaintiff’s misbranding theory premised on alleged “nitogen-spiking” or “protein-spiking” was preempted by federal law, but that plaintiff could attempt to prove his allegation that the protein in the product does not come entirely from hydrolyzed beef and lacoterferrin, and his allegation that the label misleads consumers into believing that that protein does come entirely from hydrolyzed beef and lacoterferrin. The Company intends to vigorously defend this action and is awaiting next steps from the District court.

Sponsorship and Endorsement Contract Liabilities

The Company has various non-cancelable endorsement and sponsorship agreements with terms expiring through 2019. The total value of future contractual payments as of September 30, 2018 are as follows (in thousands):

	For the Years Ending December 31,
	Remainder of 2018	2019	Total
Outstanding Payments
Endorsement	$102	$140	$242
Sponsorship	31	55	86
Total future payments	$133	$195	$328

Note 9. Stockholders’ Deficit

Common Stock

For the nine months ended September 30, 2018, the Company had the following transactions related to its common stock including restricted stock awards (in thousands, except share and per share data):

Transaction Type	Quantity (Shares)	Valuation ($)	Range of Value per Share
Stock issued to related party for interest	81,133	$53	$0.65
Total	81,133	$53	$0.65

The fair value of all stock issuances above is based upon the quoted closing trading price on the date of issuance.

Common stock outstanding as of September 30, 2018 and December 31, 2017 includes shares legally outstanding even if subject to future vesting.

Warrants

In November 2016, the Company issued a warrant to purchase 1,289,378 shares of its common stock to the parent company of Capstone related to the settlement of a dispute between the Company and Capstone. The exercise price of this warrant is $1.83 per share, with a contractual term of four years. The Company has valued this warrant by utilizing the Black-Scholes model at approximately $1.8 million with the following assumptions: contractual life of four years, risk free interest rate of 1.27%, dividend yield of 0%, and expected volatility of 118.4%.

In July 2014, the Company issued a warrant to purchase 100,000 shares of its common stock related to an endorsement agreement. The exercise price of this warrant is $11.90 per share, with a contractual term of five years.

Note 10. Stock-Based Compensation

Restricted Stock

The Company’s stock-based compensation for the three months ended September 30, 2018 and 2017 consist primarily of restricted stock awards. The activity of restricted stock awards granted to employees, executives and Board members was as follows:

	Unvested Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance – December 31, 2017	487,267	$2.32
Granted	250,000	1.00
Vested	(460,267)	1.94
Cancelled	—	—
Unvested balance – September 30, 2018	277,000	1.77

The Company issued 250,000 shares of restricted stock to its Board members for each of the three and nine months ended September 30, 2018. The Company issued 168,783 and 538,945 shares of restricted stock to its Board members for the three and nine months ended September 30, 2017, respectively. The total fair value of restricted stock awards granted to employees and the Board was $0.3 million for each of the three months ended September 30, 2018 and 2017, respectively, and $0.3 million and $1.0 million for the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, the total unrecognized expense for unvested restricted stock awards, net of expected forfeitures, was $0.3 million, which is expected to be amortized over a weighted average period of 0.7 years.

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

Accelerated Vesting of Restricted Stock Awards Related to Terminations of Employment

In March 2017, Brent Baker, the Company’s former Executive Vice President of International Business, terminated employment with the Company. In connection with his termination of employment in March 2017, 10,000 shares of restricted stock held by Mr. Baker vested in full upon his termination of employment in accordance with the original grant terms. In connection with the accelerated vesting of these restricted stock awards, the Company recognized stock compensation expense of $42,902, which is included in “Salaries and Benefits” in the accompanying Consolidated Statements of Operations for the nine months ended September 30, 2017.

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

In February 2016, the Company issued options to purchase 137,362 shares of its common stock to Mr. Drexler, the Company’s Chairman of the Board, Chief Executive Officer and President, and options to purchase 54,945 shares of its common stock to Michael Doron, the former Lead Director of the Board. Upon resignation from the Board of Directors in June 2017, Mr. Doron forfeited 20,604 of the options issued. These stock options were granted with an exercise price of $1.89 per share, a contractual term of 10 years and a grant date fair value of $1.72 per share, or $0.3 million in the aggregate, which is amortized on a straight-line basis over the vesting period of two years. The Company determined the fair value of the stock options using the Black-Scholes model. The table below sets forth the assumptions used in valuing such options.

For the Year Ended December 31, 2016
Expected term of options	6.5 years
Expected volatility-range used	118.4%-131.0%
Expected volatility-weighted average	125.7%
Risk-free interest rate-range used	1.27%-1.71%

For the three months ended September 30, 2017, the Company recorded stock compensation expense related to options of $29,000. The Company did not record stock compensation expense related to options for the three months ended September 30, 2018. For the nine months ended September 30, 2018 and 2017, the Company recorded stock compensation expense related to options of $16,000 and $112,000, respectively.

Note 11. Net Loss per Share

Basic net loss per share is computed by dividing net loss for the period by the weighted average number of shares of common stock outstanding during each period. There was no dilutive effect for the outstanding potentially dilutive securities for the three or nine months ended September 30, 2018 and 2017, respectively, as the Company reported a net loss for both periods.

The following table sets forth the computation of the Company’s basic and diluted net loss per share for the periods presented (in thousands, except share and per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss	$(1,978)	$(2,128)	$(5,355)	$(8,426)
Weighted average common shares used in computing net loss per share, basic and diluted	15,029,312	13,875,119	14,783,699	13,819,939
Net loss per share, basic and diluted	$(0.13)	$(0.15)	$(0.36)	$(0.61)

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

There was no dilutive effect for the outstanding awards for the three and nine months ended September 30, 2018 and 2017, respectively, as the Company reported a net loss for all periods.

Total outstanding potentially dilutive securities were comprised of the following:

	As of September 30,
	2018	2017
Stock options	171,703	171,703
Warrants	1,389,378	1,389,378
Unvested restricted stock	277,000	737,690
Convertible notes	16,216,216	8,619,624
Total common stock equivalents	18,054,297	10,918,395

Note 12. Income Taxes

The Company recorded a reversal of tax expense of $3,000 and a tax expense of $14,000 for the three months ended September 30, 2018 and 2017, respectively, and a tax expense of $100,000 and $118,000 for the nine months ended September 30, 2018 and 2017, respectively.

Income taxes are provided for the tax effects of transactions reported in the Condensed Consolidated Financial Statements and consist of taxes currently due. Deferred taxes relate to differences between the basis of assets and liabilities for financial and income tax reporting which will be either taxable or deductible when the assets or liabilities are recovered or settled. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has established a full valuation allowance as it is more likely than not that the tax benefits will not be realized as of September 30, 2018.

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

Revenue, net by geography is based on the Company addresses of the customers. The following table sets forth revenue, net by geographic area (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue, net:
United States	$20,841	$14,502	$53,543	$46,769
International	6,547	9,894	27,496	29,828
Total revenue, net	$27,388	$24,396	$81,039	$76,597

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

Recognized Subsequent Events

None.

Unrecognized Subsequent Events

Effective October 1, 2018, EKS&H LLLP (“EKS&H”), the independent registered public accounting firm for MusclePharm Corporation (the “Company”), combined with Plante & Moran PLLC (“Plante Moran”). As a result of this transaction, on October 1, 2018, EKS&H resigned as the independent registered public accounting firm for the Company. Concurrent with such resignation, the Company’s audit committee approved the engagement of Plante Moran as the new independent registered public accounting firm for the Company. For additional information see the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2018.

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

Our products are clinically-developed through a six-stage research process, and all of our manufactured products are rigorously vetted for banned substances by the leading quality assurance program, Informed-Choice. While we initially drove growth in the Specialty retail channel, in recent years we have expanded our focus to drive sales and retailer growth across leading e-commerce, Food Drug & Mass, and Club retail channels, including Amazon, Costco, iHerb, Kroger, Walgreens and 7-Eleven. Our sales in the e-commerce space grew approximately 250% in 2017 compared to 2016 and we have continued to see growth in 2018. Additionally, BodyBuilding.com named our Combat Crunch Bar as Protein Bar of the Year in each of 2015, 2016 and 2017.

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

As of September 30, 2018, we had a stockholders’ deficit of $17.5 million and recurring losses from operations. To manage cash flow, we entered into a secured borrowing arrangement, pursuant to which we have the ability to borrow up to $12.5 million subject to sufficient amounts of accounts receivable to secure the loan. The Agreement’s term has been extended to November 30, 2018, at which point the term now renews automatically for successive four-month periods unless either party receives written notice of cancellation from the other, at a minimum thirty days prior to the expiration date. In October 2017, we also entered into a loan and security agreement to borrow against our inventory up to a maximum of $3.0 million for an initial six-month term which was automatically extended for six additional months. As of September 30, 2018, we owed $1.5 million on this credit line.

On November 3, 2017, we entered into a refinancing transaction with Mr. Ryan Drexler, our Chairman of the Board, Chief Executive Officer and President, to restructure all of the $18.0 million in notes payable to him, which are now due on December 31, 2019. Accordingly, such debt is classified as a long-term liability at September 30, 2018.

As of September 30, 2018, we had approximately $1.7 million in cash and a $2.0 million working capital deficit.

Our Condensed Consolidated Financial Statements as of and for the three and nine months ended September 30, 2018 were prepared on the basis of a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. Accordingly, they do not give effect to adjustments that could be necessary should we be required to liquidate our assets.

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

We believe that our capital resources as of September 30, 2018, available borrowing capacity and current operating plans will be sufficient to fund our planned operations for at least twelve months from the date of filing this report.

Results of Operations

Comparison of the Three Months Ended September 30, 2018 to the Three Months Ended September 30, 2017

	For the Three Months Ended September 30,
	2018	2017	$ Change	% Change
	($ in thousands)
Revenue, net	$27,388	$24,396	$2,992	12.3%
Cost of revenue	18,595	16,359	2,236	13.7
Gross profit	8,793	8,037	756	9.4
Operating expenses:
Advertising and promotion	3,589	1,952	1,637	83.9
Salaries and benefits	1,856	2,640	(784)	(29.7)
Selling, general and administrative	2,975	3,468	(493)	(14.2)
Research and development	185	199	(14)	(7.0)
Professional fees	436	1,034	(598)	(57.8)
Impairment of assets	743	—	743	—
Total operating expenses	9,784	9,293	491	5.3
Loss from operations	(991)	(1,256)	265	(21.1)
Interest and other expense, net	(990)	(858)	(132)	15.4
Loss before income taxes	(1,981)	(2,114)	133	(6.3)
Income taxes	(3)	14	(17)	(121.4)
Net loss	$(1,978)	$(2,128)	$150	(7.0)%

Comparison of the Nine Months Ended September 30, 2018 to the Nine Months Ended September 30, 2017

	For the Nine Months Ended September 30,
	2018	2017	$ Change	% Change
	($ in thousands)
Revenue, net	$81,039	$76,597	$4,442	5.8%
Cost of revenue	55,875	54,474	1,401	2.6
Gross profit	25,164	22,123	3,041	13.7
Operating expenses:
Advertising and promotion	12,241	6,079	6,162	101.4
Salaries and benefits	6,305	8,530	(2,225)	(26.1)
Selling, general and administrative	8,175	9,183	(1,008)	(11.0)
Research and development	605	488	117	24.0
Professional fees	1,634	2,643	(1,009)	(38.2)
Impairment of assets	743		743	100.0
Settlement of obligation	(2,747)	1,453	(4,200)	(289.1)
Total operating expenses	26,956	28,376	(1,420)	(5.0)
Loss from operations	(1,792)	(6,253)	4,461	(71.3)
Gain on settlement of accounts payable	—	471	(471)	(100.0)
Interest and other expense, net	(3,463)	(2,526)	(937)	37.1
Loss before income taxes	(5,255)	(8,308)	3,053	(36.7)
Income taxes	100	118	(18)	(15.3)
Net loss	$(5,355)	$(8,426)	$3,071	(36.4)%

The following table presents our operating results as a percentage of revenue, net for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue, net	100%	100%	100%	100%
Cost of revenue	68	67	69	71
Gross profit	32	33	31	29
Operating expenses:
Advertising and promotion	13	8	15	8
Salaries and benefits	7	11	8	11
Selling, general and administrative	11	14	10	12
Research and development	1	1	1	1
Professional fees	1	4	2	3
Impairment of assets	3	—	1	—
Settlement	—	—	(4)	2
Total operating expenses	36	38	33	37
Loss from operations	(4)	(4)	(2)	(8)
Gain on settlement of accounts payable	—	—	—	1
Interest and other expense, net	(3)	(4)	(4)	(3)
Loss before income taxes	(7)	(8)	(6)	(11)
Income taxes	—	—	—	—
Net loss	(7)%	(8)%	(6)%	(11)%

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

For the three and nine months ended September 30, 2018, net revenue increased 12.3% to $27.4 million and 5.8% to $81.0 million, respectively, compared to the three and nine months ended September 30, 2017 when net revenues were $24.4 million and $76.6 million, respectively. Net revenue for the three months ended September 30, 2018 increased due to growth in our domestic sales of $6.4 million, which was partially offset by reduced international sales of $3.4 million. Net revenue for the nine months ended September 30, 2018 increased due to growth in our domestic sales of $6.7 million, which was partially offset by reduced international sales of $2.3 million. For the three months ended September 30, 2018 discounts and sales allowances increased to 19% of gross revenue, or $6.4 million compared to the three months ended September 30, 2017 when discounts and allowances were 8%, or $2.1 million. For the nine months ended September 30, 2018 discounts and sales allowances increased to 17% of gross revenues, or $16.5 million compared to the nine months ended September 30, 2017 when discounts and allowances were 16% or $13.8 million. The changes in discounts and allowances is primarily relate to discounts and allowances on existing products with key customers.

During the three and nine months ended September 30, 2018, our largest customer, Costco Wholesale Corporation, or Costco, accounted for approximately 38% and 25% of our net revenue, respectively. During each of the three and nine months ended September 30, 2018, Amazon accounted for approximately 15% of our net revenue, respectively. During the three and nine months ended September 30, 2018, iHerb accounted for approximately 18% and 12% of our net revenues, respectively.

During both the three and nine months ended September 30, 2017, our largest customer, Costco Wholesale Corporation, or Costco, accounted for approximately 26% of our net revenue. During the three and nine months ended September 30, 2017, Amazon accounted for approximately 16% and 11% of our net revenues, respectively.

Cost of Revenue and Gross Margin

Cost of revenue for our products is directly related to the production, manufacturing, and freight-in of the related products purchased from third party contract manufacturers. We mainly ship customer orders from our distribution center in Spring Hill, Tennessee. This facility is operated with our equipment and employees, and we own the related inventory. We also use contract manufacturers to drop ship products directly to our customers.

Our gross profit fluctuates due to several factors, including sales incentives, new product introductions and upgrades to existing product lines, changes in customer and product mixes, the mix of product demand, shipment volumes, our product costs, pricing, and inventory write-downs. Our cost of revenue for the three and nine months ended September 30, 2018 increased from the same periods in 2017 primarily as a result of increased sales.

For the three and nine months ended September 30, 2018, costs of revenue increased 13.7% to $19.0 million and 2.6% to $55.9 million, respectively, compared to the three and nine months ended September 30, 2017, when costs of revenues were $16.4 million and $54.5 million, respectively. Accordingly, gross profit for three and nine months increased 9.4% to $8.8 million and 13.7% to $25.2 million, respectively, compared to three and nine months ended September 30, 2017, when gross profit was $8.0 million and $22.1 million, respectively. Positively impacting this gross profit percentage is our ability to offset our inflationary cost increase in our protein products that negatively impacted our costs in 2017.

Operating Expenses

Operating expenses for the each of the three and nine months ended September 30, 2018 were $9.8 million and $27.0 million, respectively, compared to $9.3 million and $28.4 million for the three and nine months ended September 30, 2017, respectively. For the three months ended September 30, 2018, our operating expenses overall were 36% of net revenue compared to 38% for the same period in 2017. For the nine months ended September 30, 2018, our operating expenses overall were 33% of net revenue compared to 37% for the same period in 2017. We have been focused on instituting new strategies focusing on new advertising and promotions, while at the same time reducing other operating expenses.

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

For the three and nine months ended September 30, 2018, advertising and promotion expense increased 83.9% to $3.6 million and 101.4% to $12.2 million, respectively, compared to the three and nine months ended September 30, 2017, when advertising and promotion expense were $2.0 million and $6.1 million, respectively. Advertising and promotion expense for the three and nine months ended September 30, 2018 and 2017 included expenses related to strategic partnerships, advertising, and store support. The increase in spending for the three months ended September 30, 2018 primarily included increases to strategic partnership advertising of $1.1 million and store support of $0.4 million. The increase in spending for the nine months ended September 30, 2018 primarily included increases to strategic partnership advertising of $3.0 million, store support of $2.3 million, and print advertising of $0.2 million.

Salaries and Benefits

Salaries and benefits consist primarily of salaries, bonuses, benefits, and stock-based compensation. Personnel costs are a significant component of our operating expenses.

For the three and nine months ended September 30, 2018, salaries and benefits expense decreased 29.7% to $1.9 million and 26.1% to $6.3 million, respectively, compared to the three and nine months ended September 30, 2017, when salaries and benefits expenses were $2.6 million and $8.5 million, respectively. For the three and nine months ended September 30, 2018, stock-based compensation expense decreased $0.3 million and $0.9 million, respectively. For the nine months ended September 30, 2018, other compensation expense decreased by $1.3 million compared to the nine months ended September 30, 2017, which was related to the reduction in headcount.

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

For the three and nine months ended September 30, 2018, selling, general and administrative expenses decreased 14.2% to $3.0 million and 11.0% to $8.2 million, respectively, compared to the three and nine months ended September 30, 2017, when selling, general and administrative expenses were $3.5 million and $9.2 million, respectively. The decreases during the three months ended September 30, 2018 compared to the three months ended September 30, 2017 were primarily due to lower depreciation of $0.1 million, lower bad debt of $0.6 million, and lower board costs of $0.1 million. These reductions were partially offset by increased freight expense of $0.3. The decreases during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 were primarily due to lower office expenses and other miscellaneous cost savings of $0.4 million, lower board costs of $0.4 million, lower insurance expense of $0.1 million, lower bad debt expense of $0.4 million, lower depreciation and amortization of $0.3 million, and a decrease of $0.2 million related to information technology.

These reductions were partially offset by increases due to higher freight expense of $0.5 million, and higher rent expense of $0.3 million.

Research and Development

Research and development expenses consist primarily of R&D personnel salaries, bonuses, benefits, and stock-based compensation, product quality control, which includes third-party testing, and research fees related to the development of new products. We expense research and development costs as incurred.

For the three and nine months ended September 30, 2018, research and development expenses decreased 7.0% to $0.2 million and increased 24.0% to $0.6 million, respectively, compared to three and nine months ended September 30, 2017, when research and development expenses were $0.2 million and $0.5 million, respectively. primarily due to increased quality control testing fees.

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

For the three and nine months ended September 30, 2018, professional fees expenses decreased 57.8% to $0.4 million and 38.2% to $1.6 million, respectively, compared to the three and nine months ended September 30, 2017, when professional fees expenses were $1.0 million and $2.6 million, respectively. The decrease during the three months ended September 30, 2018 compared to the three months ended September 30, 2017 was primarily due to lower accounting fees of $0.1 million, reduced consulting fees of $0.1 million, reduced legal fees of $0.3 million due to reduced litigation, and $0.1 million due to reduced regulatory related fees. The decrease during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was primarily due to lower accounting fees of $0.2 million, lower legal fees of $0.7 million due to reduced litigation, and reduced consulting and regulatory related fees of $0.1 million.

Impairment of assets

During the three months ended September 30, 2018, we subleased our former headquarters in Denver, CO. As a result, we determined that the leasehold improvements had become fully impaired. We recorded an impairment charge of $0.7 million during the period.

Interest and other Expense, net

For the three and nine months ended September 30, 2018 and 2017, “Interest and other expense, net” consisted of the following (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Interest and other expense, net:
Interest expense, related party	$(559)	$(523)	$(1,652)	$(1,379)
Interest expense, related party debt discount	(155)	(153)	(557)	(460)
Interest expense, other	(28)	(6)	(160)	(14)
Interest expense, secured borrowing arrangements	(251)	(172)	(906)	(397)
Foreign currency transaction (loss) gain	(4)	16	(197)	49
Other	7	(20)	9	(325)
Total interest and other expense, net	$(990)	$(858)	$(3,463)	$(2,526)

Net interest and other expense for the three and nine months ended September 30, 2018 increased 15.4%, or $0.1 million and 37.1%, or $0.9 million, compared to the same periods in 2017, primarily related to interest expense with a related party and increased interest on secured borrowings.

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

As of September 30, 2018, we had a stockholders’ deficit of $17.5 million and recurring losses from operations. To manage cash flow, we entered into a secured borrowing arrangement, pursuant to which we have the ability to borrow up to $12.5 million subject to sufficient amounts of accounts receivable to secure the loan. The agreement’s term has been extended to November 30, 2018, which renews automatically for successive four-month periods unless either party receives written notice of cancellation from the other, at a minimum thirty days prior to the expiration date. In October 2017, we also entered into a loan and security agreement to borrow against our inventory up to a maximum of $3.0 million for an initial six-month term which automatically extends for six additional months. As of September 30, 2018, we owed $1.5 million on this credit line.

On November 3, 2017, we entered into a refinancing transaction with Mr. Ryan Drexler, our Chairman of the Board, Chief Executive Officer and President, to restructure all of the $18.0 million in notes payable to him, which are now due on December 31, 2019. Accordingly, such debt is classified as a long-term liability at September 30, 2018.

As of September 30, 2018, we had approximately $1.7 million in cash and a $2.0 million working capital deficit.

Our Condensed Consolidated Financial Statements as of and for the three months ended September 30, 2018 were prepared on the basis of a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. Accordingly, they do not give effect to adjustments that could be necessary should we be required to liquidate our assets.

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

We believe that our capital resources as of September 30, 2018, available borrowing capacity and current operating plans will be sufficient to fund our planned operations for at least twelve months from the date of filing this report.

Our net consolidated cash flows are as follows (in thousands):

	For the Nine Months Ended September 30,
	2018	2017
Consolidated Statements of Cash Flows Data:
Net cash provided by/(used in) operating activities	$2,023	$(2,337)
Net cash used in investing activities	(86)	(27)
Net cash (used in)/provided by financing activities	(6,393)	2,140
Effect of exchange rate changes on cash	(23)	159
Net change in cash	$(4,479)	$(65)

Operating Activities

Our cash provided by/used in operating activities is driven primarily by sales of our products and vendor provided credit as a result of improved payment terms with vendors offset in 2018 by an increase in accounts payable. Our primary uses of cash from operating activities have been for inventory purchases, advertising and promotion expenses, personnel-related expenditures, manufacturing costs, professional fees, costs related to our facilities, and legal fees. Our cash flows from operating activities will continue to be affected principally by the results of operations and the extent to which we increase spending on personnel expenditures, sales and marketing activities, and our working capital requirements.

Our operating cash flows were $4.4 million higher for the nine months ended September 30, 2018 compared to the same period in 2017. The variance primarily relates to net loss adjusted for non-cash charges, which resulted in a use of cash of $4.8 for the nine months ended September 30, 2018, compared to a use of cash of $4.1 million for the same period in 2017. This increase also included a net change in net operating assets and liabilities, which resulted in a source of cash of $6.8 million for the nine months ended September 30, 2018 compared to a source of cash of $1.7 million for the same period in 2017. During the nine months ended September 30, 2018, an increase in accounts payable and accrued liabilities resulted in a $8.4 million cash flow from working capital. This increase was offset by an increase in our accounts receivable, an increase in inventory, prepaid and other, and a decrease in accrued restructuring, in the amounts of $0.5 million, $0.8 million, $0.1 million, and $0.2 million, respectively. During the nine months ended September 30, 2017, a decrease in inventory and an increase in accounts payable and accrued liabilities, in the amounts of $2.4 million and $0.4 million, respectively, resulted in cash flow from working capital. This increase in cash flow from working capital was offset by an increase in our accounts receivable balance, a net increase in our prepaid accounts, and decreases in accrued restructuring, in the amounts of $0.8 million, $0.2 million, and $0.1 million, respectively.

Investing Activities

During the nine months ended September 30, 2018 and 2017, we used $86,000 and $27,000, respectively, for the purchase of equipment.

Financing Activities

Cash used in financing activities was $6.4 million for the nine months ended September 30, 2018, compared to cash provided by financing activities of $2.1 provided during the nine months ended September 30, 2017. Cash provided from the secured borrowing arrangement in both periods was offset by repayments of outstanding debt.

Indebtedness Agreements

Related-Party Notes Payable

On November 3, 2017, we entered into the “Refinancing” with Mr. Ryan Drexler, our Chairman of the Board of Directors, Chief Executive Officer and President. As part of the Refinancing, we issued to Mr. Drexler the Refinanced Convertible Note in the original principal amount of $18,000,000, which amends and restates (i) the 2015 Convertible Note dated as of December 7, 2015, and amended as of January 14, 2017, in the original principal amount of $6,000,000 with an interest rate of 8% prior to the amendment and 10% following the amendment, (ii) the 2016 Convertible Note dated as of November 8, 2016, in the original principal amount of $11,000,000 with an interest rate of 10%, and (iii) the 2017 Note dated as of July 27, 2017, in the original principal amount of $1,000,000 with an interest rate of 15%. The due date of the 2015 Convertible Note and the 2016 Convertible Note was November 8, 2017. The 2017 Note was due on demand.

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

In addition, the Refinanced Convertible Note contains two embedded derivatives for default interest and an event of default put. Due to the unlikely event of default, the embedded derivatives have a de minimis value as of September 30, 2018.

For the nine months ended September 30, 2018 and 2017, interest expense related to the related party convertible secured promissory notes was $2.2 million and $1.8 million, respectively. During the nine months ended September 30, 2018 and 2017, $1.4 million and $1.8 million, respectively, in interest was paid in cash to Mr. Drexler.

Inventory Financing

On October 6, 2017, the Company entered into a Security Agreement with Crossroads. Pursuant to the Security Agreement, Borrower may borrow up to 70% of its Inventory Cost or up to 75% of Net Orderly Liquidation Value (each as defined in the Security Agreement), up to a maximum amount of $3.0 million at an interest rate of 1.5% per month, subject to a minimum monthly fee of $22,500. The initial term of the Security Agreement was six months from the date of execution, and such initial term is extended automatically in six-month increments, unless earlier terminated pursuant to the terms of the Security Agreement. The Security Agreement contains customary events of default, including, among others, the failure to make payments on amounts owed when due, default under any other material agreement or the departure of Mr. Drexler. The Security Agreement also contains customary restrictions on the ability of Borrower to, among other things, grant liens, incur debt and transfer assets. Under the Security Agreement, Borrower has agreed to grant Crossroads a security interest in all our present and future accounts, chattel paper, goods (including inventory and equipment), instruments, investment property, documents, general intangibles, intangibles, letter of credit rights, commercial tort claims, deposit accounts, supporting obligations, documents, records and the proceeds thereof. As of September 30, 2018, we owed $1.5 million to Crossroads.

Secured Borrowing Arrangement

In January 2016, we entered into the Purchase and Sale Agreement with Prestige pursuant to which we agreed to sell and assign and Prestige agreed to buy and accept, certain accounts receivable owed to us (“Accounts”). Under the terms of the Purchase and Sale Agreement, upon the receipt and acceptance of each assignment of Accounts, Prestige will pay us 80% of the net face amount of the assigned Accounts, up to a maximum total borrowings of $12.5 million subject to sufficient amounts of accounts receivable to secure the loan. The remaining 20% will be paid to us upon collection of the assigned Accounts, less any chargeback, disputes, or other amounts due to Prestige. Prestige’s purchase of the assigned Accounts from us will be at a discount fee which varies based on the number of days outstanding from the assignment of Accounts to collection of the assigned Accounts. In addition, we granted Prestige a continuing security interest in and lien upon all accounts receivable, inventory, fixed assets, general intangibles and other assets. The Purchase and Sale Agreement’s term has been extended to November 30, 2018, which renews automatically for successive four-month periods unless either party receives written notice of cancellation from the other, at minimum, thirty-days prior to the expiration date. At September 30, 2018, we had approximately $0.6 million of outstanding borrowings.

During the three months ended September 30, 2018, we assigned to Prestige accounts with an aggregate face amount of approximately $9.9 million, for which Prestige paid us approximately $7.9 million in cash. During the three months ended September 30, 2018, $10.7 million we repaid to Prestige, including fees and interest. During the nine months ended September 30, 2018, we assigned to Prestige accounts with an aggregate face amount of approximately $39.6 million, for which Prestige paid us approximately $31.7 million in cash. During the nine months ended September 30, 2018, $37.1 million we repaid to Prestige, including fees and interest.

During the three months ended September 30, 2017, we assigned to Prestige accounts with an aggregate face amount of approximately $13.3 million, for which Prestige paid us approximately $10.6 million in cash. During the three months ended September 30, 2017, $9.8 million we subsequently repaid to Prestige, including fees and interest. During the nine months ended September 30, 2017, we sold to Prestige accounts with an aggregate face amount of approximately $27.9 million, for which Prestige paid us approximately $22.3 million in cash. During the nine months ended September 30, 2017, $21.4 million we repaid to Prestige, including fees and interest.

Contractual Obligations

Our principal commitments consist of obligations under operating leases for office and warehouse facilities, capital leases for manufacturing and warehouse equipment, debt, restructuring liability and non-cancelable endorsement and sponsorship agreements. The following table summarizes our commitments to settle contractual obligations in cash as of September 30, 2018:

	Payments Due by Period
	1 Year	2 to 3 Years	Thereafter	Total
	(in thousands)
Operating lease obligations(1)	$723	$1,178	$489	$—	$2,390
Capital lease obligations	102	76	—	—	178
Secured borrowing arrangements	2,094	—	—	—	2,094
Convertible notes with a related party(2)	2,719	18,540	—	—	21,259
Restructuring liability	463	58	—	—	521
Settlement agreements	1,600	—	—	—	1,600
Other contractual obligations(3)	963	161	—	—	1,124
Total	$8,664	$20,013	$489	$—	$29,166

(1)	The amounts in the table above excluded operating lease expenses which were abandoned in conjunction with our restructuring plans and is included within the caption Restructuring liability.
(2)	See “Indebtedness Agreement” above. Amount includes interest.
(3)
Other contractual obligations consist of non-cancelable endorsement and sponsorship agreements and the minimum purchase requirement with BioZone. See Note 8 to the accompanying Condensed Consolidated Financial Statements for further information.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2018.

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

Set forth below are reconciliations of our reported GAAP net loss to Adjusted EBITDA (in thousands):

		Three Months Ended				Three Months Ended
	Nine Months Ended September 30, 2018	Sept. 30, 2018	June 30, 2018	Mar. 31, 2018	Year Ended Dec. 31, 2017	Dec. 31, 2017	Sept. 30, 2017	June 30, 2017	Mar. 31, 2017
Net loss	$(5,355)	$(1,978)	$(1,074)	$(2,303)	$(10,973)	$(2,547)	$(2,128)	$(3,149)	$(3,149)

Non-GAAP adjustments:
Stock-based compensation	377	120	120	137	2,096	408	540	541	607
Restructuring and asset impairment charges	—	—	—	—	180	180	—	—	—
Gain on settlement of accounts payable	—	—	—	—	(430)	41	—	(22)	(449)
Amortization of prepaid sponsorship fees	384	168	125	91	461	86	120	110	145
Interest and other expense, net	3,463	990	1,165	1,308	4,072	1,546	858	690	978
Depreciation and amortization of property and equipment	582	184	191	207	1,139	230	279	290	340
Impairment of assets	743	743	—	—	—	—	—	—	—
Amortization of intangible assets	240	80	80	80	320	80	80	80	80
Provision for doubtful accounts	822	408	250	164	1,524	310	990	144	80
Settlement, including legal	1,162	266	564	332	3,643	866	532	1,942	303
Income taxes	100	(3)	34	69	142	24	14	76	28
Adjusted EBITDA	$2,518	$978	$1,455	$85	$2,174	$1,224	$1,285	$702	$(1,037)

One-time events:
Executive Severance	(2,685	—	(2,740)	55	831	109	66	134	522
Discontinued business/product lines	—	—	—	—	272	—	—	132	140
Unusual credits against revenue	—	—	—	—	1,141	—	—	—	1,141
Whey protein costs	—	—	—	—	1,322	—	—	296	1,026
Total one-time adjustments	(2,685)	—	(2,740)	55	3,566	109	66	562	2,829
Adjusted EBITDA excluding one-time events	$(167)	$978	$(1,285)	$140	$5,740	$1,333	$1,351	$1,264	$1,792

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company qualifies as a smaller reporting company as defined in Item 10(f)(1) of SEC Regulation S-K, and is not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) who is our principal executive officer and principal financial officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO has concluded that as of September 30, 2018, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”), and that such information is accumulated and communicated to our management, including our CEO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the third quarter of 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Supplier Complaint

In January 2016, ThermoLife International LLC (“ThermoLife”), a supplier of nitrates to MusclePharm, filed a complaint against the Company in Arizona state court. In its complaint, ThermoLife alleges that the Company failed to meet minimum purchase requirements contained in the parties’ supply agreement and seeks monetary damages for the deficiency in purchase amounts. In March 2016, the Company filed an answer denying the allegations contained in the complaint and a counterclaim alleging that ThermoLife’s products were defective. On September 26, 2018, the Court granted summary judgment to ThermoLife on MusclePharm’s claims. On November 1, 2018, the Court granted partial summary judgment for ThermoLife on its own breach of contract claim, finding that MusclePharm is liable to ThermoLife for failing to meet its minimum purchase requirements. MusclePharm intends to seek reconsideration of the Court’s ruling.

Former Executive Lawsuit

We were engaged in a dispute with Mr. Richard Estalella (“Estalella”) concerning amounts allegedly owed by us under an employment agreement with Estalella. Estalella was seeking certain equitable relief and unspecified damages. On May 7, 2018, the Court vacated the trial in contemplation of the parties’ settlement of this matter.

On September 19, 2018, we approved a settlement agreement (the “Estalella Settlement Agreement”) with Estalella, concerning amounts allegedly owed by us under an employment agreement with Estalella. The Estalella Settlement Agreement represents a full and final settlement of all litigation between the parties. Under the terms of the agreement, we agreed to pay Estalella a sum of $925,000, consisting of a $325,000 payment that was paid in July 2018, and subsequent payments of $150,000 installments to be paid by October 2018, January 2019, April 2019, and July 2019, respectively. The payments are accrued in current liabilities. Additionally, Estalella retained ownership of 350,000 shares of restricted stock that were in dispute.

Insurance Carrier Lawsuit

We were engaged in litigation with an insurance carrier, Liberty Insurance Underwriters, Inc. (“Liberty”), arising out of Liberty’s denial of coverage. In 2014, we sought coverage under an insurance policy with Liberty for claims against our directors and officers arising out of an investigation by the Securities and Exchange Commission (“SEC”). Liberty disputed the extent to which those expenses are covered under its policy, and we commenced a coverage action against Liberty for those expenses in the United States District Court for the Southern District of New York. This matter was settled on September 21, 2018.

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

United World Wrestling Arbitration

In November 2017, United World Wrestling (“UWW”), an amateur wrestling governing body, initiated arbitration against MusclePharm before the Court of Arbitration for Sport in Lausanne, Switzerland (“CAS”), alleging that MusclePharm owed it $663,750, comprised of a $425,000 sponsorship fee plus accrued interest, under the terms of a 2015 sponsorship agreement. In September 2018, the sole arbitrator issued an order and decision in UWW’s favor for $425,000, plus interest at 12% per annum, as well as attorney’s fees in the amount of 5,000 Swiss Francs. The Company is in ongoing discussions with UWW to resolve the matter.

White Winston Lawsuit

In August 2018, White Winston Select Asset Fund Series MP-18, LLC and White Winston Select Asset Fund, LLC (together “White Winston”) initiated a derivative action against MusclePharm and all of its directors in the First Judicial District Court of the State of Nevada. White Winston alleges that MusclePharm’s directors breached their fiduciary duties when they approved the November 2017 refinancing of Drexler’s $18 million Refinanced Convertible Note (discussed further below). In its Complaint, White Winston sought a permanent injunction against the exercise of Mr. Drexler’s conversion rights, the appointment of a receiver, and unspecified monetary damages. On August 23, 2018, the Nevada district court issued an ex parte temporary restraining order prohibiting Drexler from exercising his conversion rights; on September 14, 2018, the court denied White Winston’s request for a preliminary injunction and permitted the temporary restraining order to dissolve. White Winston has appealed the court’s decision. In the meantime, the action remains pending in the trial court, where the Company has moved to dismiss the Amended Complaint.

Durnford Matter

On July 28, 2015, Plaintiff, Tucker Durnford, filed a First Amended Class Action Complaint which alleged that MusclePharm’s Arnold Iron Mass product violates consumer protection laws by misleading consumers about the amount and sources of protein in the product. The product has been discontinued. The last shipments were in March of 2016.

Plaintiff’s counsel alleged that results of laboratory testing demonstrate the actual total protein content per serving to be approximately 19.4 grams, once the free-form amino acids are excluded from the calculation. Plaintiff’s counsel attached to the First Amended Class Action Complaint what purport to be test results supporting that allegation.

We moved to dismiss the First Amended Class Action Complaint, arguing that plaintiff’s claims are preempted by the Federal Food, Drug, and Cosmetic Act and its implementing regulations. The Court granted MusclePharm’s motion to dismiss the case on December 18, 2015. Plaintiff was given leave to file an amended complaint, but instead chose to appeal the order granting MusclePharm’s motion to dismiss. On December 31, 2015, plaintiff’s counsel made a settlement demand, in an amount of $100,000, which demand was rejected. On February 10, 2016, the court entered judgment and dismissed the case with prejudice. Plaintiff appealed to the Ninth Circuit Court of Appeals, which heard arguments on November 15, 2017.

On October 12, 2018, the Ninth Circuit issued its opinion reversing the dismissal and remanding the case to the Northern District of California. The Ninth Circuit found that plaintiff’s misbranding theory premised on alleged “nitogen-spiking” or “protein-spiking” was preempted by federal law, but that plaintiff could attempt to prove his allegation that the protein in the product does not come entirely from hydrolyzed beef and lacoterferrin, and his allegation that the label misleads consumers into believing that that protein does come entirely from hydrolyzed beef and lacoterferrin. The Company intends to vigorously defend this action and is awaiting next steps from the District court.

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

101**
The following materials from MusclePharm Corporation’s quarterly report on Form 10-Q for the three and nine months ended September 30, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Statement of Changes in Stockholders’ Deficit; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) related notes to these financial statements.

*	Indicates management contract or compensatory plan or arrangement.
**	Filed herewith
***	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MUSCLEPHARM CORPORATION

Date: November 13, 2018	By:	/s/ Ryan Drexler
	Name:	Ryan Drexler
	Title:	Chief Executive Officer, President and Chairman
(Principal Executive Officer)
(Interim Principal Financial Officer)
(Interim Principal Accounting Officer)