Form 10-Q
period 2019-03-31
MusclePharm Corp
filed 2020-08-25
CIK 1415684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2019 or

☐
Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission file number: 000-53166

MusclePharm Corporation
(Exact name of registrant as specified in its charter)

Nevada	77-0664193
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4400 Vanowen St. Burbank, CA	91505
(Address of principal executive offices)	(Zip code)

(800) 292-3909
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). [ ] Yes [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

Number of shares of the registrant’s common stock outstanding at August 18, 2020: 33,101,866 (excludes 875,621 shares of common stock held in treasury).

MusclePharm Corporation
Form 10-Q

About this Report

This Form 10-Q relates to the Company’s (as defined below) quarterly period ended March 31, 2019. As previously indicated by the Company, it has been delinquent in its filings with the Securities and Exchange Commission (the “SEC”) and is making this filing after its due date. Simultaneously with making this filing, the Company also is filing its Form 10-K for the fiscal year ended December 31, 2019 and its delinquent filings on Form 10-Q for the quarterly periods ended June 30, 2019 and September 30, 2019. Because this Form 10-Q pertains to the quarterly period ended March 31, 2019, it does not include financial information for more recent periods. Accordingly, please refer to our filings for more recent periods for financial information relating to those periods. The information in this Form 10-Q is expressly qualified by our Form 10-K and Form 10-Qs relating to subsequent periods.

Forward-Looking Statements

 Except as otherwise indicated herein, the terms “MusclePharm,” “Company,” “we,” “our” and “us” refer to MusclePharm Corporation and its subsidiaries. This Quarterly Report on Form 10-Q contains forward-looking statements. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future results of operations and financial position, including our future profits, financing sources and our ability to satisfy our liabilities, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs.

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on August 24, 2020. Moreover, we operate in a very competitive and rapidly changing environment. In particular, we have experienced a slowdown in sales from our retail customers due to the ongoing COVID-19 pandemic, and we cannot predict the ultimate impact of the COVID-19 pandemic on our business. New risks may emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Note Regarding Trademarks

We have proprietary rights to a number of registered and unregistered trademarks worldwide that we believe are important to our business, including, but not limited to: “MusclePharm” and “FitMiss”. We have, in certain cases, omitted the ®, © and ™ designations for these and other trademarks used in this Form 10-Q. Nevertheless, all rights to such trademarks are reserved. These and other trademarks referenced in this Form 10-Q are the property of their respective owners.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
MusclePharm Corporation
Consolidated Balance Sheets
(In thousands, except share and per share data)

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash	$613	$2,317
Accounts receivable, net	5,548	6,273
Inventory	9,819	13,661
Prepaid expenses and other current assets	827	576
Total current assets	16,807	22,827
Property and equipment, net	433	513
Intangible assets, net	917	997
Operating lease right-of-use assets	1,742	—
Other assets	274	264
TOTAL ASSETS	$20,173	$24,601
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Obligation under secured borrowing arrangement	$3,443	$1,285
Line of credit	2,500	1,500
Operating lease liability, current	765	—
Convertible note with a related party, net of discount	17,955	17,940
Accounts payable	19,932	24,797
Accrued and other liabilities	6,600	6,543
Accrued restructuring charges, current	—	493
Total current liabilities	51,195	52,558
Accrued restructuring charges, long-term	—	30
Operating lease liability, long-term	1,150	—
Other long-term liabilities	188	208
Total liabilities	52,533	52,796
Commitments and contingencies (Note 9)
Stockholders' deficit:
Common stock, par value of $0.001 per share; 100,000,000 shares authorized, 16,526,401 and 16,190,288 shares issued as of March 31, 2019 and December 31, 2018, respectively; and 15,650,780 and 15,314,667 shares outstanding as of March 31, 2019 and December 31, 2018, respectively	15	15
Additional paid-in capital	159,105	158,944
Treasury stock, at cost; 875,621 shares	(10,039)	(10,039)
Accumulated other comprehensive loss	(5)	(238)
Accumulated deficit	(181,436)	(176,877)
TOTAL STOCKHOLDERS’ DEFICIT	(32,360)	(28,195)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$20,173	$24,601

The accompanying notes are an integral part of these Consolidated Financial Statements.

MusclePharm Corporation
Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2019	2018 (as restated)
Revenue, net	$18,775	$24,187
Cost of revenue	15,855	19,165
Gross profit	2,920	5,022
Operating expenses:
Advertising and promotion	751	814
Salaries and benefits	1,880	2,154
Selling, general and administrative	2,642	2,487
Research and development	247	212
Professional fees	726	720
Total operating expenses	6,246	6,387
Loss from operations	(3,326)	(1,365)
Other (expense) income:
Loss on settlement obligations	(4)	—
Interest and other expense, net	(1,165)	(1,077)
Loss before provision for income taxes	(4,495)	(2,442)
Provision for income taxes	10	69
Net loss	$(4,505)	$(2,511)

Net loss per share, basic and diluted	$(0.30)	$(0.17)

Weighted average shares used to compute net loss per share, basic and diluted	15,183,402	14,957,217

The accompanying notes are an integral part of these Consolidated Financial Statements.

MusclePharm Corporation
Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018 (as restated)
Net loss	$(4,505)	$(2,511)
Other comprehensive loss:
Change in foreign currency translation adjustment	179	8
Comprehensive loss	$(4,326)	$(2,503)

The accompanying notes are an integral part of these Consolidated Financial Statements.

MusclePharm Corporation
Consolidated Statements of Changes in Stockholders’ Deficit
(In thousands, except share data)
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit
Balance—December 31, 2017 (as restated)	14,983,554	$14	$158,396	$(10,039)	$(150)	$(165,069)	$(16,848)
Adjustment due to adoption of ASC 606 (Note 2)						(1,053)	(1,053)
Balance—December 31, 2017 (as restated)	14,983,554	$14	$158,396	$(10,039)	$(150)	$(166,122)	$(17,901)
Stock-based compensation for issuance and amortization of restricted stock awards to employees, executives, and directors	—	—	121	—	—	—	121
Stock-based compensation for issuance of stock options to an executive and a director	—	—	16	—	—	—	16
Issuance of shares of common stock related to the payment of interest on a related party note	81,113	—	53	—	—	—	53
Change in foreign currency translation adjustment	—	—	—	—	8	—	8
Net loss	—	—	—	—	—	(2,511)	(2,511)
Balance—March 31, 2018 (as restated)	15,064,667	$14	$158,586	$(10,039)	$(142)	$(168,633)	$(20,214)

Balance—December 31, 2018	15,314,667	$15	$158,944	$(10,039)	$(238)	$(176,877)	$(28,195)
Stock-based compensation for issuance and amortization of restricted stock awards to employees, executives, and directors	—	—	65	—	—	—	65
Issuance of shares of Common Stock related to the payment of advertising services	336,113	—	96				96
Change in foreign currency translation adjustment	—	—	—	—	233	(54)	179
Net loss	—	—	—	—	—	(4,505)	(4,505)
Balance—March 31, 2019	15,650,780	$15	$159,105	$(10,039)	$(5)	$(181,436)	$(32,360)

The accompanying notes are an integral part of these Consolidated Financial Statements.

MusclePharm Corporation
Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Three Months Ended March 31,
	2019	2018 (as restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,505)	$(2,511)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	116	151
Amortization of intangible assets	80	80
Bad debt expense	167	164
Loss on disposal of property and equipment	5	—
Amortization of debt discount	15	15
Inventory provision	177	35
Stock-based compensation	64	137
Issuance of common stock to non-employees	97	—
Write off of cumulative translation adjustments	175	—
Changes in operating assets and liabilities:
Accounts receivable	557	(877)
Inventory	3,665	(663)
Prepaid expenses and other current assets	(250)	(93)
Other assets	179	(14)
Accounts payable and accrued liabilities	(5,169)	3,389
Accrued restructuring charges	(200)	(45)
Net cash used in operating activities	(4,827)	(232)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(13)	(14)
Net cash used in investing activities	(13)	(14)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	1,000	—
Payments on line of credit	—	(1,000)
Proceeds from secured borrowing arrangement, net of reserves	8,495	13,494
Payments on secured borrowing arrangement, net of fees	(6,338)	(13,332)
Repayment of finance lease obligations	(26)	(34)
Net cash provided by (used in) financing activities	3,131	(872)
Effect of exchange rate changes on cash	5	4
NET CHANGE IN CASH	(1,704)	(1,114)
CASH — BEGINNING OF PERIOD	2,317	6,228
CASH — END OF PERIOD	$613	$5,114
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$440	$614
Cash paid for taxes	$—	$68
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Property and equipment acquired in conjunction with finance leases	$29	$—
Operating lease right-of-use assets and lease obligations (ASC 842)	$2,117	$—
Interest paid through issuance of shares of common stock	$—	$53

The accompanying notes are an integral part of these Consolidated Financial Statements.

MusclePharm Corporation
Notes to Consolidated Financial Statements
(Unaudited)

Note 1. Description of Business

Description of Business

MusclePharm Corporation was incorporated in Nevada in 2006. Except as otherwise indicated herein or the context requires otherwise, the terms “MusclePharm,” the “Company,” “we,” “our” and “us” refer to MusclePharm Corporation and its subsidiaries. The Company is a scientifically-driven, performance lifestyle company that develops, manufactures, markets and distributes branded sports nutrition products and nutritional supplements. Our portfolio of recognized brands, including MusclePharm® and FitMiss®, is marketed and sold in more than 100 countries globally. The Company is headquartered in Burbank, California and, as of March 31, 2019, had the following wholly-owned operating subsidiaries: MusclePharm Canada Enterprises Corp., MusclePharm Ireland Limited and MusclePharm Australia Pty Limited.

The Company has incurred significant losses and experienced negative cash flows since inception. As of March 31, 2019, the Company had cash of $0.6 million, a decline of $1.7 million from the December 31, 2018 balance of $2.3 million. As of March 31, 2019, we had a working capital deficit of $34.4 million, a stockholders’ deficit of $32.4 million and an accumulated deficit of $181.4 million resulting from recurring losses from operations. As a result of our history of losses and financial condition, there is substantial doubt about our ability to continue as a going concern. For financial information concerning more recent periods, see our reports for such periods filed with the Securities and Exchange Commission.

The ability to continue as a going concern is dependent upon us generating profits in the future and/or obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management is evaluating different strategies to obtain financing to fund our expenses and achieve a level of revenue adequate to support our current cost structure. Financing strategies may include, but are not limited to, private placements of capital stock, debt borrowings, partnerships and/or collaborations.

In response to the Company’s continued losses, in 2018, management implemented the following plans to improve the Company’s operating costs:

1)
reduced our workforce;
2)
renegotiated or terminated a number of contracts with endorsers in a strategic shift away from such arrangements and toward more cost-effective marketing and advertising efforts; and
3)
discontinued a number of stock keeping units (“SKUs”) and wrote down inventory to net realizable value, or to zero in cases where the product was discontinued.

Despite these measures, during 2019, the Company continued to incur substantial losses.

In order to improve the Company’s operating results, management has continued to focus on its 2018 initiatives. In addition, during the fourth quarter of 2019, management implemented the following measures to improve gross margin:

1)
reduced or eliminated sales to low or negative margin customers;
2)
reduced product discounts and promotional activity;
3)
implemented a more aggressive SKU reduction; and
4)
formed a pricing committee to review all orders to better align gross margin expectations with product availability.

As a result of these measures, as well as a reduction in protein prices, the Company realized increased gross margins in the fourth quarter of 2019, a trend which continued through the first and second quarters of 2020. Beginning in April 2020, the Company began to experience a slowdown, which has continued to date, in sales from its retail customers, including its largest customer. This decline has been partially offset by a growth in sales to our largest online customer, although there can be no assurances that such growth will continue, or that the Company will have the financial resources to produce the additional quantities required by this customer. Management believes reductions in operating costs, and continued focus on gross margin, primarily pricing controls and a reduction in product discounts and promotional activity with the Company’s customers, will allow us to ultimately achieve profitability, however, the Company can give no assurances that this will occur. To manage cash flow, the Company has entered into multiple financing arrangements. See additional information in “Note 8. Debt.”

Our results of operations are affected by economic conditions, including macroeconomic conditions and levels of business confidence. There continues to be significant volatility and economic uncertainty in many markets and the ongoing COVID-19 pandemic has increased that level of volatility and uncertainty and has created economic disruption. We are actively managing our business to respond to the impact.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying Consolidated Financial Statements have been prepared using the accrual method of accounting in accordance with generally accepted accounting principles in the United States (“GAAP”) and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Consolidated Financial Statements include the accounts of MusclePharm Corporation and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Unaudited Interim Financial Information

The accompanying unaudited interim Consolidated Financial Statements have been prepared in accordance with GAAP and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and notes required by GAAP for complete financial statements. The Company’s management believes the unaudited interim Consolidated Financial Statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position as of March 31, 2019, results of operations for the three months ended March 31, 2019 and 2018, and cash flows for the three months ended March 31, 2019 and 2018. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the year ended December 31, 2019.

These unaudited interim Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on August 24, 2020.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and accompanying notes. Such estimates include, but are not limited to, allowance for doubtful accounts, revenue discounts and allowances, the valuation of inventory and deferred tax assets, the assessment of useful lives, recoverability and valuation of long-lived assets, likelihood and range of possible losses on contingencies, restructuring liabilities, valuations of equity securities and intangible assets, fair value of derivatives, warrants and options, present value of lease liabilities, among others. Actual results could differ from those estimates.

Revenue Recognition

The Company adopted ASC 606, “Revenue from Contracts with Customers,” effective January 1, 2018. With the adoption of the new standard, revenue is recognized when control of the promised goods or services is transferred to the Company’s customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

a.
Nature of Goods and Services

The Company sells a variety of protein products through a broad distribution platform that includes supermarkets, mass merchandisers, wholesale clubs, drugstores, convenience stores, home stores, specialty stores and websites and other e-commerce channels, all of which sell our products to consumers.

b.
When Performance Obligations are Satisfied

For performance obligations related to the shipping and invoicing of products, control transfers at the point in time upon which finished goods are delivered to the Company’s customers or when finished goods are picked up by a customer or a customer’s carrier, depending on shipping terms. Once a product has been delivered or picked up by the customer, the customer is able to direct the use of, and obtain substantially all of the remaining benefits from, the asset. The Company considers control to have transferred upon delivery or customer receipt because the Company has an enforceable right to payment at that time, the customer has legal title to the asset, the Company has transferred physical possession of the asset, and the customer has significant risk and rewards of ownership of the asset.

c.
Variable Consideration

The Company conducts extensive promotional activities, primarily through the use of off-list discounts, slotting, coupons, cooperative advertising, periodic price reduction arrangements, and end-aisle and other in-store displays.  The costs of such activities are netted against sales and are recorded when the related sale takes place.  The reserves for sales returns and consumer and trade promotion liabilities are established based on the Company’s best estimate of the amounts necessary to settle future and existing obligations for products sold as of the balance sheet date. To determine the appropriate timing of recognition of consideration payable to a customer, all consideration payable to our customers is reflected in the transaction price at inception and reassessed routinely.

d.
Practical Expedients

The Company expenses incremental direct costs of obtaining a contract (broker commissions) when the related sale takes place, since the amortization period of the commissions paid for the sale of products is less than a year. These costs are recorded in “Selling, general and administrative” expenses in the accompanying consolidated statements of operations.

The Company accounts for shipping and handling costs as fulfillment activities which are therefore recognized upon shipment of the goods. Shipping and handling costs related to inbound purchases of raw material and finished goods are included in cost of revenues in our consolidated statements of operations. For the three months ended March 31, 2019 and 2018, the Company incurred $0.3 million and $0.4 million, respectively, of inbound shipping and handling costs. Shipping and handling costs related to shipments to our customers is included in “Selling, general and administrative” expense in our consolidated statements of operations. For both the three months ended March 31, 2019 and 2018, the Company incurred $1.0 million, of shipping and handling costs related to shipments to our customers.

The Company excludes from its revenue any amounts collected from customers for sales (and similar) taxes. During the three months ended March 31, 2019 and 2018, the Company recorded discounts, and to a lesser degree, sales returns, totaling $7.6 million and $7.9 million, respectively, which accounted for 29% and 25% of gross revenue in each period, respectively.

The Company adopted ASC 606 using the modified retrospective method and the cumulative effect of this change in accounting method for the expected value of customer credits related to certain contracts in place, as defined by ASC 606, is presented below:

	Balance at December 31, 2017	Adjustment	Balance at January 1, 2018
Accounts receivable, net	$11,105	$(1,053)	$10,052
Accumulated deficit	$(165,069)	$(1,053)	$(166,122)

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

Significant customers are those that represent more than 10% of the Company’s net revenue or accounts receivable for each period presented. For each significant customer, percentage of net revenue and accounts receivable are as follows:

	Percentage of Net Revenue for the Three Months Ended March 31,		Percentage of Net Accounts Receivable as of
	2019	2018 (as restated)	March 31, 2019	December 31, 2018
Customers
Costco	26%	38%	10%	16%
Amazon	12%	*	19%	22%
iHerb	14%	*	*	*

* Represents less than 10% of net revenue or net accounts receivable.

The Company uses a limited number of non-affiliated suppliers for contract manufacturing of its products.

The Company had the following concentration of purchases with contract manufacturers:

	For the three months Ended March 31,
Vendor	2019	2018 (as restated)
Nutra Blend	20%	25%
S.K. Laboratories	40%	22%
4Excelsior	*	18%
Bakery Barn	*	14%
Prinova	10%	17%

* Represents less than 10% of purchases.

Share-Based Payments and Stock-Based Compensation

Share-based compensation awards, including stock options and restricted stock awards, are recorded at estimated fair value on the applicable awards’ grant date, based on the estimated number of awards that are expected to vest. The grant date fair value is amortized on a straight-line basis over the time in which the awards are expected to vest, or immediately if no vesting is required. Share-based compensation awards issued to non-employees for services are recorded at fair value on the grant date. The fair value of restricted stock awards is based on the fair value of the stock underlying the awards on the grant date as there is no exercise price.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes Topic 840, Leases (“ASU 2016-02”). The guidance in this new standard requires lessees to put most leases on their balance sheets but recognize expenses on their income statements in a manner similar to the current accounting. The new lease standards also provide practical expedients for an entity's ongoing accounting. In July 2018, the FASB issued ASU No. 2018-11, Leases (842), Targeted Improvements (“ASU 2018-11”), which provides an additional transition election to not restate comparative periods for the effects of applying the new standard. This transition election permits entities to apply ASU 2016-02 on the adoption date and recognize a cumulative-effect adjustment to the opening balance of accumulated deficit. These ASU's are effective for fiscal years, and interim periods within those years, beginning after December 15, 2018.

The Company adopted the ASUs, as of January 1, 2019, using the modified retrospective transition method prescribed by ASU 2018-11. Under this transition method, financial results reported in periods prior to the first quarter of 2019 are unchanged. As a result of the adoption of the ASUs, the Company recorded a right-of-use (“ROU”) asset and liability of $2.1 million. Also as a result of the adoption, the Company reclassified $0.2 million of liabilities on its consolidated balance sheets as of January 1, 2019 against the operating lease ROU asset. The adoption of these ASUs did not result in a cumulative-effect adjustment to the opening balance of accumulated deficit. In addition, the Company elected the package of practical expedients permitted by the transition guidance. The adoption of these ASU’s did not have an impact on the Company’s consolidated statements of operations or cash flows.

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

On September 20, 2018, FASB issued Accounting Standards Update No. 2018-07, “Compensation - Stock Compensation” (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). ASU 2018-07 is intended to reduce cost and complexity and to improve financial reporting for share-based payments issued to non-employees. This ASU expands the scope of ASC Topic 718, “Compensation - Stock Compensation”, which currently only includes share-based payments issued to employees, to also include share-based payments issued to non-employees for goods and services. Consequently, the accounting for share-based payments to non-employees and employees will be substantially aligned. ASU 2018-07 supersedes ASC Subtopic 505-50, “Equity - Equity-Based Payments to Non-Employees”. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The new standard has been adopted by the Company. The Company has evaluated the impact of ASU 2018-07 on its consolidated financial statements and it did not have a material impact.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, expected to reduce cost and complexity related to the accounting for income taxes.  The ASU removes specific exceptions to the general principles in Topic 740 in GAAP. It eliminates the need for an organization to analyze whether the following apply in a given period: exception to the incremental approach for intra-period tax allocation; exceptions to accounting for basis differences when there are ownership changes in foreign investments; and exception in interim period income tax accounting for year-to-date losses that exceed anticipated losses.  The ASU also improves financial statement preparers’ application of income tax-related guidance and simplifies GAAP for: franchise taxes that are partially based on income; transactions with a government that result in a step up in the tax basis of goodwill; separate financial statements of legal entities that are not subject to tax; and enacted changes in tax laws in interim periods.  The Company is evaluating the impact of the pronouncement.

Note 3. Fair Value of Financial Instruments

Management believes the fair values of the Company’s debt obligations approximate carrying value because the debts carry market rates of interest available to the Company. As of March 31, 2019, and December 31, 2018, the Company held no assets or liabilities that required re-measurement at fair value on a recurring basis.

Purchase Commitment

Upon the completion of the sale of a former subsidiary, BioZone Laboratories Inc. (“Biozone”), on May 9, 2016, the Company entered into a manufacturing and supply agreement whereby the Company agreed to minimum purchase requirements of products from BioZone over a three-year period. The Company fell below the requirements, and as a result, the Company reserved a total amount of $0.7 million to cover the estimated purchase commitment shortfall during the year ended December 31, 2018, which remained unchanged during the three months ended March 31, 2019.

In July 2019, the Company settled this matter through the payment of $0.6 million and the issuance of 150,000 shares of the Company’s common stock, which was valued at $60,000 on the settlement date.

Note 4. Restructuring

As part of an effort to better focus and align the Company’s resources toward profitable growth, on August 24, 2015, the Board authorized the Company to undertake steps to commence a restructuring of the business and operations, which concluded during the third quarter of 2016.

As of December 31, 2018, the Company had a balance of $0.4 million, representing contract termination costs, and $0.1 million representing abandoned lease facilities. As of March 31, 2019, the Company made payments to settle $0.2 million of the outstanding contract termination costs, while the remaining balance of $0.2 million was paid in the second quarter of 2019. As a result of the adoption of the new lease standards, the restructuring liability for the company’s abandoned lease facilities was used to reduce the ROU asset, in accordance with the new standards. See additional information in “Note 6. Leases.”

Note 5. Balance Sheet Components

Inventory

Inventory consisted solely of finished goods and raw materials, used to manufacture our products at one of our co-manufacturers as of March 31, 2019 and December 31, 2018.

The Company records charges for obsolete and slow-moving inventory based on the age of the product as determined by the expiration date or otherwise determined to be obsolete. Products within one year of their expiration dates are considered for write-off purposes. Historically, the Company has had minimal returns with established customers. Other than write-off of inventory during restructuring activities, the Company incurred insignificant inventory write-offs during each of the three months ended March 31, 2019 and 2018.

Inventory write-downs, once established, are not reversed as they establish a new cost basis for the inventory.

Property and Equipment

Property and equipment consisted of the following as of March 31, 2019 and December 31, 2018 (in thousands):

	As of March 31, 2019	As of December 31, 2018
Furniture, fixtures, and equipment	$2,585	$3,511
Leasehold improvements	236	236
Vehicles	39	39
Displays	453	453
Website	497	497
Property and equipment, gross	3,810	4,736
Less: accumulated depreciation and amortization	(3,377)	(4,223)
Property and equipment, net	$433	$513

Depreciation and amortization expense related to property and equipment was $0.1 million and $0.2 million for the three months ended March 31, 2019 and 2018, respectively, which is included in “Selling, general, and administrative” expense in the accompanying consolidated statements of operations.

Intangible Assets

Intangible assets consisted of the following (in thousands):

	As of March 31, 2019
	Gross Value	Accumulated Amortization	Net Carrying Value	Remaining Weighted-Average Useful Lives (years)
Amortized Intangible Assets
Brand (apparel rights)	$2,244	$(1,327)	$917	2.9
Total intangible assets	$2,244	$(1,327)	$917

	As of December 31, 2018
	Gross Value	Accumulated Amortization	Net Carrying Value	Remaining Weighted-Average Useful Lives (years)
Amortized Intangible Assets
Brand (apparel rights)	$2,244	$(1,247)	$997	3.1
Total intangible assets	$2,244	$(1,247)	$997

Intangible assets amortization expense was $0.1 million for each of the three months ended March 31, 2019 and 2018, respectively, which is included in “Selling, general, and administrative” expense in the accompanying consolidated statements of operations. As of March 31, 2019, the estimated future amortization expense of intangible assets is as follows (in thousands):

For the Year Ending December 31,
Remainder of 2019	$240
2020	320
2021	320
2022	37
Total amortization expense	$917

Note 6. Leases

The Company has operating leases for warehouse facilities and office spaces across the U.S. The remaining lease terms for these leases range from 1 to 4 years. The Company also leases manufacturing and warehouse equipment under finance lease arrangements, which expire at various dates through July 2020. The Company does not intend to extend the lease terms expiring in 2020.

In adopting the new lease standards (“ASC 842”), the Company has elected the “package of practical expedients,” which permit it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. The Company did not elect the use-of-hindsight or the practical expedient pertaining to land easements, as the latter is not applicable to the Company. In addition, the Company elected not to apply ASC 842 to arrangements with lease terms of 12 month or less.

The Company determines if a contract contains a lease when the contract conveys the right to control the use of identified property, plant, or equipment for a period of time in exchange for consideration. Upon identification and commencement of a lease, we establish a ROU asset and a lease liability. ROU assets and lease liabilities are measured and recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. At adoption, the Company reduced the ROU asset through a derecognition of the restructuring liability for its abandoned lease facilities. Subsequent to adoption, the Company no longer recognized lease expense on a straight-line basis, as the impact of the derecognition resulted in a front-loading of the lease expenses.

Supplemental balance sheet information related to leases was as follows (in thousands):

	Balance Sheet Classification	March 31, 2019
Assets
Operating	ROU assets, net	$1,742
Finance	Property and equipment, net	148
Total Assets		1,890

Liabilities
Current liabilities:
Operating	Operating lease liability - current	$765
Finance	Current accrued liability	122
Total current liabilities		887

Non-current liabilities:
Operating	Operating lease liability - long term	1,150
Finance	Other long term liabilities	26
Total non-current liabilities		1,176

Total lease liabilities	$2,063

The Company has elected the practical expedient to combine lease and non-lease components into a single component for all of its leases. Fixed lease costs represent the explicitly quantified lease payments prescribed by the lease agreement and are included in the measurement of the ROU asset and corresponding lease liability. Some leasing arrangements require variable payments that are dependent on usage, output, or may vary for other reasons, such as insurance and tax payments. The variable lease payments are not presented as part of the initial ROU asset or lease liability. The Company's lease agreements do not contain any material restrictive covenants.

The components of lease cost for operating and finance leases for the three months ended March 31, 2019 were as follows (in thousands):

	Income Statement Classification	Three months ended March 31, 2019

Operating lease cost	Selling, general and administrative	$249

Finance lease cost:
Amortization of ROU asset	Selling, general and administrative	27
Interest on lease liabilities	Selling, general and administrative	2
Total finance lease cost		29

Variable lease payments	Selling, general and administrative	64
Sublease income	Other income	(99)

Total lease cost		$243

The Company had no short-term leases as of March 31, 2019. The Company’s leases do not provide an implicit rate; therefore, the Company uses its incremental borrowing rate based on the information available at the effective date in determining the present value of future payments for those leases.

Supplemental cash flow information related to leases was as follows:

Three months ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities (in thousands):
Operating cash flows from operating leases	$202
Operating cash flows from finance leases	2
Financing cash flows from finance leases	26

The weighted average remaining lease term was as follows:
Operating leases (in years)	2.7
Finance leases (in years)	1.2

The weighted average discount rate was as follows:
Operating leases	18%
Finance leases	5%

The maturities of lease liabilities at March 31, 2019 were as follows (in thousands):

	Operating	Finance

Remaining nine months of the year ending 2019	$793	$98
2020	808	55
2021	481	—
2022	369	—
Thereafter	—	—
Total future undiscounted lease payments	2,451	153
Less amounts representing interest	(536)	(5)
Present value of lease liabilities	$1,915	$148

Note 7. Interest and other expense, net

For the three months ended March 31, 2019 and 2018, “Interest and other expense, net” consisted of the following (in thousands):

	For the Three Months Ended March 31,
	2019	2018 (as restated)

Interest expense, related party	$(532)	$(541)
Interest expense, related party debt discount	(15)	(15)
Interest expense, other	(293)	(67)
Interest expense, secured borrowing arrangement	(225)	(346)
Foreign currency transaction loss	(200)	(113)
Other	100	5
Total interest and other expense, net	$(1,165)	$(1,077)

“Other” for 2019 includes sublease income and interest income.

Note 8. Debt

As of March 31, 2019 and December 31, 2018, the Company’s debt consisted of the following (in thousands):
	As of March 31, 2019	As of December 31,2018
Refinanced convertible note, related party	$18,000	$18,000
Obligations under secured borrowing arrangement	3,443	1,285
Line of credit – inventory financing	2,500	1,500
Unamortized debt discount, related party	(45)	(60)
Total debt	23,898	20,725
Less: current portion	(23,898)	(20,725)
Long term debt	$—	$—

Related-Party Refinanced Convertible Note

On November 3, 2017, the Company entered into the refinancing with Mr. Ryan Drexler, the Company’s Chairman of the Board of Directors, Chief Executive Officer and President (the “Refinancing”). As part of the Refinancing, the Company issued to Mr. Drexler an amended and restated convertible secured promissory note (the “Refinanced Convertible Note”) in the original principal amount of $18,000,000, which amended and restated (i) a convertible secured promissory note dated as of December 7, 2015, amended as of January 14, 2017, in the original principal amount of $6,000,000 with an interest rate of 8% prior to the amendment and 10% following the amendment (the “2015 Convertible Note”), (ii) a convertible secured promissory note dated as of November 8, 2016, in the original principal amount of $11,000,000 with an interest rate of 10% (the “2016 Convertible Note”) , and (iii) a secured demand promissory note dated as of July 27, 2017, in the original principal amount of $1,000,000 with an interest rate of 15% (the “2017 Note”, and together with the 2015 Convertible Note and the 2016 Convertible Note, collectively, the “Prior Notes”). The due date of the 2015 Convertible Note and the 2016 Convertible Note was November 8, 2017. The 2017 Note was due on demand.

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

As part of the Refinancing, the Company and Mr. Drexler entered into a restructuring agreement (the “Restructuring Agreement”) pursuant to which the parties agreed to amend and restate the security agreement resulting in a Third Amended and Restated Security Agreement (the “Amended Security Agreement”) in which the Prior Notes were secured by all of the assets and properties of the Company and its subsidiaries whether tangible or intangible. Pursuant to the Restructuring Agreement, the Company agreed to pay, on the effective date of the Refinancing, all outstanding interest on the Prior Notes through November 8, 2017 and certain fees and expenses incurred by Mr. Drexler in connection with the Restructuring.

On September 16, 2019, Mr. Ryan Drexler, the Chief Executive Officer, President and Chairman of the Board of Directors of MusclePharm Corporation, a Nevada corporation (the “Company”), delivered a notice to the Company and its independent directors of his election to convert, effective as of September 16, 2019 (the “Notice Date”), $18,000,000 of the amount outstanding under that certain Amended and Restated Convertible Secured Promissory Note, dated as of November 8, 2017 (the “Note”), issued by the Company to Mr. Drexler, into shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at a conversion price of $1.11 per share, pursuant to the terms and conditions of the Note (the “Partial Conversion”). As of the Notice Date, the total amount outstanding under the Note (including principal and accrued and unpaid interest) was equal to $19,262,910. Pursuant to the terms of the Note, the Company instructed the transfer agent for its shares to issue to Mr. Drexler 16,216,216 shares (the “Shares”) of its Common Stock in respect of the Partial Conversion.

The outstanding principal and the interest, due on December 31, 2019, were refinanced under a new agreement on July 1, 2020. See additional information in “Note 16. Subsequent Events.”

For the three months ended March 31, 2019 and 2018, interest expense, including the amortization of debt discount, related to the related party convertible secured promissory notes was $0.5 million and $0.6 million, respectively. During the three months ended March 31, 2019 and 2018, $0.4 million and $0.3 million, respectively, in interest was paid in cash to Mr. Drexler.

Related-Party Revolving Note

On October 4, 2019, the Company entered into a secured revolving promissory note (the “Revolving Note”) with Mr. Drexler. Under the terms of the Revolving Note, the Company can borrow up to $3.0 million. The Revolving Note bears interest at the rate of 12% annually. The use of funds will be solely for the purchase of whey protein to be used in the manufacturing of MusclePharm products. The Company may prepay the Revolving Note by giving Mr. Drexler one days’ written notice.

The Revolving Note contains customary events of default, including, among others, the failure by the Company to make a payment of principal or interest when due. Following an event of default, Mr. Drexler is entitled to accelerate the entire indebtedness under the Revolving Note. The Revolving Note also contains customary restrictions on the ability of the Company to, among other things, grant liens or incur indebtedness other than certain obligations incurred in the ordinary course of business. The restrictions are also subject to certain additional qualifications and carveouts. The Revolving Note is subordinated to certain other indebtedness of the Company held by Crossroads.

In connection with the Revolving Note, the Company and Mr. Drexler entered into a security agreement dated October 4, 2019 pursuant to which the Revolving Note is secured by all of the assets and properties of the Company and its subsidiaries whether tangible or intangible. As of December 31, 2019, the outstanding balance on the revolving note was $1.2 million. Both the outstanding principal and all accrued interest, which became due on March 31, 2020, were refinanced under a new agreement on July 1, 2020. The revolving note is included in “Line of credit” in the consolidated balance sheets. See additional information in “Note 16. Subsequent Events.”

Related-Party Note Payable

The Company entered into a collateral receipt and security agreement with Mr. Drexler, dated December 27, 2019 pursuant to which Mr. Drexler agreed to post bond relating to the judgment ruled on the ThermoLife case, pending the appeal. The amount paid by Mr. Drexler on behalf of the Company, including fees, was $0.25 million. The amount, which was outstanding as of December 31, 2019, was refinanced under a new agreement on July 1, 2020. The note payable is included in “Convertible note with a related party, net of discount” in the consolidated balance sheets. See additional information in “Note 16. Subsequent Events.”

Line of Credit - Inventory Financing

On October 6, 2017, the Company entered into a Loan and Security Agreement (“Security Agreement”) with Crossroads Financial Group, LLC (“Crossroads”). Pursuant to the Security Agreement, the Company may borrow up to 70% of its Inventory Cost or up to 75% of Net Orderly Liquidation Value (each as defined in the Security Agreement), up to a maximum amount of $3.0 million at an interest rate of 1.5% per month, subject to a minimum monthly fee of $22,500. Subsequent to the end of 2017, the maximum amount was increased to $4.0 million. The term of the Security Agreement automatically extends in one-year increments, unless earlier terminated pursuant to the terms of the Security Agreement. The Security Agreement contains customary events of default, including, among others, the failure to make payments on amounts owed when due, default under any other material agreement or the departure of Mr. Drexler. The Security Agreement also contains customary restrictions on the ability of the Company to, among other things, grant liens, incur debt, and transfer assets. Under the Security Agreement, the Company agreed to grant Crossroads a security interest in all of the Company’s present and future accounts, chattel paper, goods (including inventory and equipment), instruments, investment property, documents, general intangibles, intangibles, letter of credit rights, commercial tort claims, deposit accounts, supporting obligations, documents, records and the proceeds thereof. As of March 31, 2019, and December 31, 2018, we owed Crossroads $2.5 million and $1.5 million, respectively.

On April 1, 2019, the Company and Crossroads amended the terms of the agreement. The agreement was extended until March 31, 2020, the rate was modified to 1.33% per month, and increased the amount the Company can borrow from $3.0 million to $4.0 million.

On February 26, 2020, the Company and Crossroads amended the terms of the agreement. The agreement was extended until April 1, 2021 and the amount the Company can borrow was decreased from $4.0 million to $3.0 million.

Secured Borrowing Arrangement

In January 2016, the Company entered into a Purchase and Sale Agreement (the “Purchase and Sale Agreement”) with Prestige Capital Corporation (“Prestige”) pursuant to which the Company agreed to sell and assign and Prestige agreed to buy and accept, certain accounts receivable owed to the Company (“Accounts”). Under the terms of the Purchase and Sale Agreement, upon the receipt and acceptance of each assignment of Accounts, Prestige will pay the Company 80% of the net face amount of the assigned Accounts, up to a maximum total borrowing of $12.5 million subject to sufficient amounts of accounts receivable to secure the loan. The remaining 20% will be paid to the Company upon collection of the assigned Accounts, less any chargebacks (including chargebacks for any customer amounts that remain outstanding for over 90 days), disputes, or other amounts due to Prestige. Prestige’s purchase of the assigned Accounts from the Company will be at a discount fee which varies from 0.7% to 4%, based on the number of days outstanding from the assignment of Accounts to collection of the assigned Accounts. In addition, the Company granted Prestige a continuing security interest in and lien upon all accounts receivable, inventory, fixed assets, general intangibles, and other assets. Prestige will have no recourse against the Company if payments are not made due to the insolvency of an account debtor within 90 days of invoice date, with the exception of international and certain domestic customers. The Purchase and Sale Agreement’s term was extended to April 1, 2020 at which point the term now renews automatically for successive one-year periods unless either party receives written notice of cancellation from the other, at minimum, thirty days prior to the expiration date. As of March 31, 2019, and December 31, 2018, the Company had outstanding borrowings of approximately $3.4 million and $1.3 million, respectively.

During the three months ended March 31, 2019 and 2018, the Company assigned to Prestige, accounts with an aggregate face amount of approximately $10.6 million and $16.9 million, respectively, for which Prestige paid to the Company approximately $8.5 million and $13.5 million, respectively, in cash. During the three months ended March 31, 2019 and 2018, $6.3 million and $13.3 million, respectively, was repaid to Prestige, including fees and interest.

Note 9. Commitments and Contingencies

Leases

The Company leases office and warehouse facilities under operating leases, which expire at various dates through 2022. The Company also leases manufacturing and warehouse equipment under finance leases, which expire at various dates through July 2020. The Company does not intend to extend the lease terms expiring in 2020. See additional information in “Note 6. Leases.”

Purchase Commitment

Upon the completion of the sale of a former subsidiary, BioZone, on May 9, 2016, the Company entered into a manufacturing and supply agreement whereby the Company agreed to minimum purchase requirements of products from BioZone over a three-year period. The Company fell below the requirements, and as a result, the Company reserved a total amount of $0.7 million to cover the estimated purchase commitment shortfall during the year ended December 31, 2018, which remained unchanged during the three months ended March 31, 2019.

In July 2019, the Company settled this matter through the payment of $0.6 million and the issuance of 150,000 shares of the Company’s common stock, which was valued at $60,000 on the settlement date.

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

On July 28, 2017, the Company approved a Settlement Agreement (the “CFG Settlement Agreement”) with CFG effective July 7, 2017. The CFG Settlement Agreement represents a full and final settlement of all litigation between the parties. Under the terms of the agreement, the Company agreed to pay CFG a sum of $3 million, which was recorded as accrued expenses in 2017. The settlement consists of a $1 million payment that was advanced by a related party on July 7, 2017, a $1 million installment paid on July 7, 2018 and a subsequent $1 million installment payment to be paid by July 7, 2019. Of this amount, the Company has remitted $0.3 million.

During the three months ended March 31, 2019 and 2018, the Company recorded a charge of $29,000 and $61,000, respectively. This charge, representing imputed interest, is included in “Interest and other expense, net” in the Company’s consolidated statements of operations.

Former Executive Lawsuit

The Company was engaged in a dispute with Mr. Richard Estalella (“Estalella”) concerning amounts allegedly owed by the Company under an employment agreement with Estalella. Estalella was seeking certain equitable relief and unspecified damages. On May 7, 2018, the Court vacated the trial in contemplation of the parties’ settlement of this matter.

On June 19, 2018, the Company approved a settlement agreement (the “Estalella Settlement Agreement”) with Estalella, concerning amounts allegedly owed by the Company under an employment agreement with Estalella (the “Employment Litigation”). The Estalella Settlement Agreement represents a full and final settlement of the Employment Litigation. Under the terms of the agreement, the Company agreed to pay Estalella a sum of $0.93 million consisting of a $0.33 million initial payment that was made in July 2018, and subsequent payments of $0.15 million installments to be paid within 90, 180, 270 and 360 days of the initial payment, respectively. As of March 31, 2019, the outstanding payment of $0.15 million was recorded in accrued expenses, and was subsequently paid in the second quarter of 2019.

Manziel Matter

On July 15, 2014, JMAN2 General LP (“JMAN2”), Jonathan Manziel and MusclePharm entered into an endorsement agreement, pursuant to which the Endorser would provide certain endorsements of MusclePharm’s businesses, products and services in exchange for payments to JMAN2 by MusclePharm. On April 17, 2018, JMAN2 commenced an action against MusclePharm in the District Court, City and County of Denver, Colorado and on July 19, 2018 filed an amended complaint against MusclePharm, in which JMAN2 asserted various claims against MusclePharm concerning their rights and obligations under the Endorsement Agreement.

On April 10, 2019, a settlement agreement was reached for an amount of $0.1 million, which had been recorded as an accrued expense as of December 31, 2018. Of this amount, $70,000 was paid in 2019, while the balance was paid in the first quarter of 2020.

United World Wrestling Arbitration

In November 2017, United World Wrestling (“UWW”), an amateur wrestling governing body, initiated arbitration against the Company before the Court of Arbitration for Sport in Lausanne, Switzerland (“CAS”), alleging that the Company owed it $0.6 million, comprised of a $0.4 million sponsorship fee plus accrued interest, under the terms of a 2015 sponsorship agreement. In September 2018, the CAS issued an order and decision in UWW’s favor for $0.4 million, plus interest at 12% per annum, as well as attorney’s fees in the amount of 5,000 Swiss Francs. On January 25, 2019, the two parties reached a settlement agreement for $0.4 million, which had been recorded as an accrued expense as of December 2018. As of March 31, 2019, $0.2 million was paid, and the outstanding balance of $0.2 million was paid in the second quarter of 2019.

Durnford Matter

On July 28, 2015, Plaintiff, Tucker Durnford, filed a First Amended Class Action Complaint which alleged that the Company’s (now discontinued) Arnold Iron Mass product violates consumer protection laws by misleading consumers about the amount and sources of protein in the product. On February 10, 2016, the court granted our motion to dismiss the complaint on federal preemption grounds. On October 12, 2018, the Ninth Circuit reversed the dismissal. On October 8, 2019, the parties successfully mediated the case to a settlement of $0.15 million, which had been recorded as an accrued expense as of December 31, 2018. Of the settlement amount, $0.1 million was paid during the fourth quarter of 2019 and the balance was paid during the first quarter of 2020.

Contingencies

In the normal course of business or otherwise, the Company may become involved in legal proceedings. The Company will accrue a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. The accrual for a litigation loss contingency might include, for example, estimates of potential damages, outside legal fees and other directly related costs expected to be incurred. The Company provides disclosures for material contingencies when there is a reasonable possibility that a loss or an additional loss may be incurred. In assessing whether a loss is a reasonable possibility, the Company may consider the following factors, among others: the nature of the litigation, claim or assessment, available information, opinions or views of legal counsel and other advisors, and the experience gained from similar cases. As of March 31, 2019, the Company was involved in the following material legal proceedings described below.

ThermoLife International

In January 2016, ThermoLife International LLC (“ThermoLife”), a supplier of nitrates to MusclePharm, filed a complaint against the Company in Arizona state court. ThermoLife alleged that the Company failed to meet minimum purchase requirements contained in the parties’ supply agreement. In March 2016, the Company filed counterclaims alleging that ThermoLife’s products were defective. Through orders issued in September and November 2018, the court dismissed MusclePharm’s counterclaims and found that the Company was liable to ThermoLife for failing to meet its minimum purchase requirements.

The court held a bench trial on the issue of damages in October 2019, and on December 4, 2019, the court entered judgment in favor of ThermoLife and against the Company in the amount of $1.6 million, comprised of $0.9 million in damages, interest in the amount of $0.3 million and attorneys’ fees and costs in the amount of $0.4 million. The Company recorded $1.6 million in accrued expenses as of December 31, 2018. In the interim, the Company filed an appeal, which is in the process of being briefed, and has posted bonds in the total amount of $0.6 million in order to stay execution on the judgment pending appeal. Of the $0.6 million, $0.25 million (including fees) was paid by Mr. Drexler on behalf of the Company on December 31, 2019. See “Note 8. Debt” for additional information. Subsequent to December 31, 2019, the balance of $0.35 million was secured by a personal guaranty from Mr. Drexler, while the associated fees of $12,500 was paid by the Company.

The Company intends to continuously vigorously pursuing its defenses, including on appeal.

White Winston Select Asset Fund Series MP-18, LLC et al., v MusclePharm Corp., et al., (Nev. Dist. Ct.; Cal. Superior Court; Colorado Dist. Ct.; Mass. Super. Ct.)

On August 21, 2018, White Winston Select Asset Fund Series MP-18, LLC and White Winston Select Asset Fund, LLC (together “White Winston”) initiated a derivative action against MusclePharm and its directors (collectively the “director defendants”). White Winston alleges that the director defendants breached their fiduciary duties by improperly approving the refinancing of three promissory notes issued by MusclePharm to Drexler (the “Amended Note”), in exchange for $18.0 million in loans. White Winston alleges that this refinancing improperly diluted their economic and voting power and constituted an improper distribution in violation of Nevada law. In its complaint, White Winston sought the appointment of a receiver over MusclePharm, a permanent injunction against the exercise of Drexler’s conversion right under the Amended Note, and other unspecified monetary damages. On September 13, 2018, White Winston filed an amended complaint, which added a former MusclePharm executive, as a plaintiff (together with White Winston, the “White Winston Plaintiffs”). On December 9, 2019, the White Winston Plaintiffs filed a Second Amended Complaint, in which they added allegations relating to the resignation of MusclePharm’s auditor, Plante & Moran PLLC (“Plante Moran”). MusclePharm has moved to dismiss the Second Amended Complaint. That motion has not yet been fully briefed.

Along with its complaint, the White Winston Plaintiffs also filed a motion for a temporary restraining order (“TRO”) and preliminary injunction enjoining the exercise of Drexler’s conversion right under the Amended Note. On August 23, 2018, the Nevada district court issued an ex parte TRO. On September 14, 2018, the court let the TRO expire and denied the White Winston Plaintiffs’ request for a preliminary injunction, finding, among other things, that the White Winston Plaintiffs did not show a likelihood of success on the merits of the underlying action and failed to establish irreparable harm. Following the court’s decision, MusclePharm filed a motion seeking to recoup the legal fees and costs it incurred in responding to the preliminary injunction motion. On October 31, 2019, the court awarded MusclePharm $56,000 in fees and costs. The White Winston Plaintiffs have appealed that award.

Due to the uncertainty associated with determining our liability, if any, and due to our inability to ascertain with any reasonable degree of likelihood, as of the date of this report, the outcome of the trial, the Company has not recorded an estimate for its potential liability.

On June 17, 2019, the White Winston Plaintiffs moved for the appointment of a temporary receiver over MusclePharm, citing Plante Moran’s resignation. The court granted the White Winston Plaintiffs’ request to hold an evidentiary hearing on the motion, but the date for that hearing was not set as of the date hereof. On July 30, 2019, the White Winston Plaintiffs filed an action in the Superior Court of the State of California in and for the County of Los Angeles, seeking access to MusclePharm’s books and records. MusclePharm has answered the petition, asserting as a defense that the request does not have a proper purpose. A trial on the petition has been set for February 25, 2021.

The Company intends to vigorously defend these actions.

IRS Audit

On April 6, 2016, the Internal Revenue Service (“IRS”) selected our 2014 Federal Income Tax Return for audit. As a result of the audit, the IRS proposed certain adjustments with respect to the tax reporting of our former executives’ 2014 restricted stock grants. Due to the Company’s current and historical loss position, the proposed adjustments would have no material impact on the Company’s Federal income tax. On October 5, 2016, the IRS commenced an audit of our employment and withholding tax liability for 2014. The IRS contends that the Company inaccurately reported the value of the restricted stock grants and improperly failed to provide for employment taxes and Federal tax withholding on these grants. In addition, the IRS is proposing certain penalties associated with the Company’s filings. On April 4, 2017, the Company received a “30-day letter” from the IRS asserting back taxes and penalties of approximately $5.3 million, of which $4.4 million related to withholding taxes, specifically, income withholding and Social Security taxes, and $0.9 million related to penalties. Additionally, the IRS asserts that the Company owes information reporting penalties of approximately $2.0 million.

The Company’s counsel has submitted a formal protest to the IRS disputing on several grounds all of the proposed adjustments and penalties on the Company’s behalf, and the Company has been pursuing this matter vigorously through the IRS appeal process. An Appeals Conference was held with the IRS in Denver, Colorado on July 31, 2019. At the conference, the Company made substantial arguments challenging the IRS’s claims for employment taxes and penalties. On December 16, 2019, a further Appeals Conference was held with the IRS by telephone. At the telephone conference, the Appeals Officer confirmed that he agreed with the Company’s argument that the failure to deposit penalties should be conceded by the IRS. The failure to deposit penalties total about $2.0 million. Thus, with this concession, the IRS’s claims have been reduced from approximately $7.3 million to about $5.3 million.

The remaining issue in dispute in this matter involves the fair market value of restricted stock units in the Company granted to certain former officers (the “Former Officers”) of the Company under Internal Revenue Code § 83. The Company and the IRS disagree as to the value of the restricted stock on the date of the grants, i.e., October 1, 2014. The Company and the IRS have exchanged expert valuation reports on the fair market value of the stock and have had extensive negotiations on this issue. The parties, however, have not been able to reach an agreement with respect to the value of the stock. The IRS has also made parallel claims regarding the restricted stock units against the Former Officers of the Company. The IRS has asserted that the Former Officers received ordinary income from the stock grants, and that they owe additional personal income taxes based on the fair market value of the stock. The Former Officers’ cases, unlike the Company’s case, are pending before the United States Tax Court. In the Tax Court litigation, the Former Officers are challenging the IRS’s determinations regarding the fair market value of the restricted stock grants on October 1, 2014. The Former Officers have separate counsel from the Company. The same IRS Appeals Officer and Revenue Agents assigned to the Company’s case are also involved in the cases for the Former Officers. Throughout the proceedings, the Company has argued to the IRS that it is the Former Officers who are directly and principally liable for the amount of any tax due, and not the Company.

The Former Officers cases were scheduled for trial in Tax Court on March 9, 2020. The trial of the cases was continued by the Court on February 4, 2020. The basis for the continuance was that the IRS and the Former Officers had made progress toward a settlement of the valuation issue involving the grants of the restricted stock. The outcome of these settlement negotiations will be relevant to the Company’s case. The Company is closely monitoring the settlement discussions between the IRS and the Former Officers. The Tax Court has ordered the Former Officers to file status reports regarding progress of their settlement negotiations with the IRS on or before October 22, 2020.

Due to the uncertainty associated with determining our liability for the asserted taxes and penalties, if any, and to our inability to ascertain with any reasonable degree of likelihood, as of the date of this report, the outcome of the IRS appeals process, the Company has not recorded an estimate for its potential liability, if any, associated with these taxes.

On August 22, 2018, Richard Estalella filed an action against the Company and two other defendants in the Colorado District Court for the County of Denver, seeking damages arising out of the IRS’s assertion of tax liability and penalties relating to the 2014 restricted stock grants. The Company has answered Estalella’s complaint, asserted counterclaims against Estalella for his failure to ensure that all withholding taxes were paid in connection with the 2014 restricted stock grants, and filed cross-claims against a valuation firm named in the action for failing to properly value the 2014 restricted stock grants for tax purposes. The Company is waiting on the next steps from the court and will continue to vigorously litigate the matter.

4Excelsior Matter

On March 18, 2019, 4Excelsior, a manufacturer of MusclePharm products, filed an action against MusclePharm in the Superior Court of the State of California for the County of Los Angeles, claiming approximately $6.2 million in damages relating to allegedly unpaid invoices, as well as approximately $7.8 million in consequential damages.  On January 27, 2020, MusclePharm filed a counterclaim against 4Excelsior seeking unidentified damages relating to, among other things, 4Excelsior’s failure to fulfill a purchase order.  MusclePharm also moved to strike 4Excelsior’s consequential damages on the grounds that they are unrecoverable under the Uniform Commercial Code.  The court denied that motion, and the action has proceeded to discovery. The Company recognized a liability of $5.0 million (past due invoices plus interest) as of March 31, 2019. Trial has not yet been set, although a Trial Setting Conference has been set for September 21, 2020.

The Company intends to vigorously defend this action.

Nutrablend Matter

On February 27, 2020, Nutrablend, a manufacturer of MusclePharm products, filed an action against MusclePharm in the United States District Court for the Eastern District of California, claiming approximately $3.1 million in allegedly unpaid invoices. These invoices relate to the third and fourth quarter of 2019, and a liability has been recorded in the books for the related periods. Trial has been set for November 17, 2020. The Company intends to vigorously defend this action.

Note 10. Stockholders’ Deficit

Common Stock

The fair value of all stock issuances is based upon the quoted closing trading price on the date of issuance. Common stock outstanding as of March 31, 2019 and December 31, 2018 includes shares legally outstanding even if subject to future vesting. For the three months ended March 31, 2019, the Company had the following transactions related to its common stock including restricted stock awards (in thousands, except share and per share data):

Transaction Type	Quantity (Shares)	Valuation	Range of Value per Share
Stock issued for advertising services	336,113	$303	$0.90
Total	336,113	$303	$0.90

For the three months ended March 31, 2018, the Company had the following transactions related to its common stock including restricted stock awards (in thousands, except share and per share data):

Transaction Type	Quantity (Shares)	Valuation	Range of Value per Share
Stock issued to related party for interest	81,113	$53	$0.65
Total	81,113	$53	$0.65

Warrants

For the three months ended March 31, 2019 and 2018, the Company did not issue any warrants. As of both March 31, 2019 and 2018, the Company had outstanding warrants of 1,389,378 shares.

Treasury Stock

For the three months ended March 31, 2019 and 2018, the Company did not repurchase any shares of its common stock and held 875,621 shares in treasury as of both March 31, 2019 and 2018.

Note 11. Stock-Based Compensation

Restricted Stock

The Company’s stock-based compensation for the three months ended March 31, 2019 and 2018 consisted primarily of restricted stock awards. The restricted stock awards granted to employees, executives and Board members during the three months ended March 31, 2019 was as follows:

	Unvested Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance – December 31, 2018	197,500	$1.05
Granted	—	—
Vested	(62,500)	1.00
Unvested balance – March 31, 2019	135,000	1.07

There were no restricted stock awards granted during the three months ended March 31, 2018 or 2019, respectively. As of March 31, 2019, the total unrecognized expense for unvested restricted stock awards, net of expected forfeitures, was $63,000, which is expected to be amortized over a weighted average period of 0.2 years.

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

Stock Options Summary Table

The following table describes the total options outstanding, granted, exercised, expired and forfeited as of and during the three months ended March 31, 2019. Shares obtained from the exercise of our options are subject to various trading restrictions.

	Options Pursuant to the 2015 Plan	Weighted Average Exercise Price Per Share	Weighted Average Fair Value of Options	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Issued and outstanding as of December 31, 2018	171,703	$1.89	$1.72	7.17	—
Granted	—	—	—	—	—
Exercised	—	—	—	—	—
Forfeited	—	—	—	—	—
Issued and outstanding as of March 31, 2019	171,703	$1.89	$1.72	6.92	—
Exercisable as of March 31, 2019	171,703	$1.89	$1.72	6.92	—

For the three months ended March 31, 2019, the Company recorded no stock compensation expense related to options. For the three months ended March 31, 2018, the Company recorded stock compensation expense of $16,000 related to options.

Note 12. Net Loss per Share

Basic net loss per share is computed by dividing net loss for the period by the weighted average number of shares of common stock outstanding during each period. There was no dilutive effect for the outstanding potentially dilutive securities for either the three months ended March 31, 2019 or 2018, as the Company reported a net loss for both periods.

The following table sets forth the computation of the Company’s basic and diluted net loss per share for the periods presented (in thousands, except share and per share data):

	For the Three Months Ended March 31,
	2019	2018
Net loss	$(4,505)	$(2,511)
Weighted average common shares used in computing net loss per share, basic and diluted	15,183,402	14,957,217
Net loss per share, basic and diluted	$(0.30)	$(0.17)

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

There was no dilutive effect for the outstanding awards for the three months ended March 31, 2019 and 2018, as the Company reported a net loss for both periods. However, if the Company had net income for the three months ended March 31, 2019, the potentially dilutive securities included in the earnings per share computation would have been 17,912,297. If the Company had net income for the three months ended March 31, 2018, the potentially dilutive securities included in the earnings per share computation would have been 17,881,141.

Total outstanding potentially dilutive securities were comprised of the following:

	As of March 31,
	2019	2018 (as restated)
Stock options	171,703	171,703
Warrants	1,389,378	1,389,378
Unvested restricted stock	135,000	103,844
Convertible notes	16,216,216	16,216,216
Total common stock equivalents	17,912,297	17,881,141

Note 13. Income Taxes

The Company recorded a tax provision of $10,000 and $69,000 for the three months ended March 31, 2019 and 2018, respectively.

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

Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has established a full valuation allowance as it is more likely than not that the tax benefits will not be realized as of March 31, 2019.

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

Revenue, net by geography is based on the company addresses of the customers. The following table sets forth revenue, net by geographic area (in thousands):

	For the Three Months Ended March 31,
	2019	2018 (as restated)
Revenue, net:
United States	$12,987	$13,700
International	5,788	10,487
Total revenue, net	$18,775	$24,187

Note 15. Changes and Correction of Errors in Previously Reported Consolidated Financial Statements

Background on the Restatement

In February 2019, the Company was made aware, as part of the year-end sales cut-off testing procedures performed during the Company’s 2018 annual audit, by its then independent auditors, Plante & Moran, PLLC, that sales transactions may have been recognized as revenue prematurely, which could have a material impact on revenue recognition for the year ended December 31, 2018. Upon such notification, the Company reviewed its revenue recognition reporting system, practices and underlying documents supporting the appropriateness of revenue under the Company’s previously established accounting policies for each quarterly period in the year ended December 31, 2018. In addition to the 2018 year-end period, the Company initially concluded that a potential material misstatement in revenue recognition was isolated to the previously issued quarterly financial statements for the three and nine months ended September 30, 2018.

Audit Committee Investigation

In March 2019, following management’s presentation of their initial assessment of the revenue recognition issue, the Audit Committee of the Board of Directors engaged independent legal counsel and a forensic accountant to conduct an investigation and to work with the Company to determine the potential impact on accounting for revenues. The investigation included the review of the Company’s initial assessment, interviews with key personnel, correspondence and document review, among other procedures. In April 2019, as a result of the findings of the Audit Committee’s investigation to date, the Company determined that certain of its employees had engaged in deliberate inappropriate conduct, which resulted in revenue being intentionally recorded in periods prior to the criteria for revenue recognition under GAAP being satisfied. Further, the investigation discovered that revenue had been prematurely recorded in prior periods as well as the periods initially identified by management.

The investigation revealed that certain customer orders had been invoiced, triggering revenue recognition, prior to the actual shipment leaving the Company’s control. Such orders from customers had been marked as fulfilled in the Company’s enterprise reporting platform (“ERP”), thereby triggering the generation of an invoice and the recognition of revenue, in advance of shipments from both the Company’s distribution center in Tennessee and for orders that were drop-shipped directly to key customers from certain contract manufacturers. In addition, it was discovered during the investigation that certain orders had been moved to third-party locations at the respective cut-off periods and not actually shipped to the end customer until after the cut-off period resulting in the premature issuance of invoices to customers and recognition of revenue.

As a result of the Audit Committee’s investigation, certain employees were terminated, and others received written reprimands related to their conduct as it relates to their behavior. In connection with the improprieties identified during the investigation resulting in the restatement of previously reported financial statements, the Company identified control deficiencies in its internal control over financial reporting that constitute material weaknesses.

Other Adjustments Resulting from Reconsidering Previously Issued Financial Statements

As a result of issues identified during the Audit Committee investigation, management reconsidered the Company’s previously issued consolidated financial statements and as a result additional corrections to the Company’s previously issued consolidated financial statements for each of the quarterly reporting periods ended September 30, 2018 and for the year ended December 31, 2017 were identified. These errors, for each period presented below, were primarily due to the following:

●
Improper classification of trade promotions, payable to the Company’s customers, as operating expenses instead of a reduction in revenues;
●
Improper cut-off related to sales transactions recorded prior to transfer of control to customers in 2018 and risk of loss transferred to the customer in 2017;
●
Corrections of estimates of the expected value of customer payments, in the form of credits, issued to customers;
●
Untimely recording of the change in the estimated useful life of leasehold improvements and an asset retirement obligation related to a modification to the lease of the Company’s former headquarters;
●
Incorrect treatment of debt discounts related to the related-party convertible note; and
●
Other period-end expense cut off

Other adjustments include, but are not limited to the following; purchase price variances, accrual for legal fees, payroll tax adjustment on restricted stock, rebate receivable and recognizing revenue on a net versus gross basis.

Accumulated deficit has been adjusted to reflect changes to net loss, for each period restated.

Restatement Adjustments

Several restatement adjustments were made to the Company’s previously filed consolidated financial statements in order to reflect revenue recognition in the appropriate periods as discussed above. Accordingly, for the subject sales transactions, revenue and accounts receivable balances were reduced by an equivalent amount in the period that the sale was originally recorded as revenue, and revenue was increased in the subsequent period in which the criteria for revenue recognition were met. Further, for the subject sales transactions, cost of revenue was reduced, and inventory was increased, in the period that the sale was originally recorded as revenue, and cost of revenue was increased, and inventory was reduced, in the period the sale was ultimately recorded as revenue.

In addition, (i) revenue and operating expenses were reduced by an equivalent amount relating to the reclassification of customer payments, which were originally recorded on a gross versus net basis; (ii) revenue was increased or decreased each period, as appropriate, relating to revised estimates of the expected value of credits issued to customers, (iii) untimely recording of the change in the estimated useful life of leasehold improvements and an asset retirement obligation related to a modification to the lease of the Company’s former headquarters and (iv) other adjustments as referred to above.

March 31, 2018 Restatements (Unaudited)

As of and for the three months ended March 31, 2018, the Company recorded the following restatement adjustments and charges (in thousands):

Impact on consolidated statements of operations for the three months ended March 31, 2018 (in thousands) - increase (decrease):

●
Revenue, net:
Reversal of December 31, 2017 accrual for credits – $1,281
Sales cutoff – $545
Correction of estimate of expected value of customer credits – ($1,572)
Reclassification of payments to customers – ($2,584)
Recognizing revenue on a net versus gross basis– ($30)

●
Cost of revenue:

Sales cutoff – $776
              Reversal of December 31, 2017 purchase price variance - $154
       Recognizing revenue on a net versus gross basis– ($30)
       Accrual for rebate receivable – ($170)
Reclassification of advertising expenses directly related to product sales - $107

●
Advertising and promotion:

Reversal of December 31, 2017 accrual for credits - ($90)
Reclassification of payments to customers – ($2,582)
Sales cutoff - $3
Reclassification of advertising expenses directly related to product sales and commissions – ($178)

●
Selling, general and administrative:

Reversal of December 31, 2017 accrual for credits – ($72)
Depreciation adjustment for facility relocation – ($56)
Reclassification of payments to customers – ($2)
Reclassification of advertising expenses representing commissions - $71

●
Professional fees: reversal of December 2017 legal over accrual – $148
●
Interest and other expense, net: adjusted debt discount amortization – ($233)
●
Net loss – $206

Impact on consolidated balance sheets - increase (decrease):

●
Accounts receivable, net of allowance for doubtful accounts:

Sales cutoff – ($3,556)
Correction of estimate of expected value of customer credits – ($1,573)
ASC 606 modified retrospective transition – ($1,053)

●
Inventory: Sales cutoff – ($2,364)
●
Property and equipment, net:

Depreciation adjustment for facility relocation – ($856)

●
Prepaid expenses and other current assets: accrual for rebate receivable – $170
●
Accounts payable: Sales cutoff – $320
●
Accrued liabilities: Payroll tax adjustment on restricted stock – ($230)
●
Convertible note with a related party, net of discount: debt discount adjustment net of amortization – $979
●
Additional paid-in capital: debt discount adjustment – ($1,212)
●
Accumulated Deficit – $4,361

The unaudited restated consolidated balance sheets as of March 31, 2018 is presented below (in thousands, except per share data):

	March 31, 2018
	As Previously Reported	Restatement Adjustments	Restated (Unaudited)
ASSETS
Current assets:
Cash	$5,114	$—	$5,114
Accounts receivable, net of allowance for doubtful accounts of $1,518 as of March 31, 2018	16,925	(6,182)	10,743
Inventory	7,738	2,364	10,102
Prepaid giveaways	111	—	111
Prepaid expenses and other current assets	895	170	1,065
Total current assets	30,783	(3,648)	27,135
Property and equipment, net	1,632	(856)	776
Intangible assets, net	1,237	—	1,237
Other assets	239	—	239
TOTAL ASSETS	$33,891	$(4,504)	$29,387
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Obligation under secured borrowing arrangement	$5,547	$—	$5,547
Line of credit	2,000	—	2,000
Accounts payable	14,897	320	15,217
Accrued liabilities	7,441	(230)	7,211
Accrued restructuring charges, current	560	—	560
Total current liabilities	30,445	90	30,535
Convertible note with a related party, net of discount	16,917	979	17,896
Accrued restructuring charges, long-term	110	—	110
Other long-term liabilities	1,060	—	1,060
Total liabilities	48,532	1,069	49,601
Commitments and contingencies (Note 9)
Stockholders' deficit:
Common stock, par value of $0.001 per share, 100,000,000 shares authorized; 15,940,288 shares issued as of March 31, 2018; 15,064,667 shares outstanding as of March 31, 2018	14	—	14
Additional paid-in capital	159,798	(1,212)	158,586
Treasury stock, at cost; 875,621 shares	(10,039)	—	(10,039)
Accumulated other comprehensive loss	(142)	—	(142)
Accumulated deficit	(164,272)	(4,361)	(168,633)
TOTAL STOCKHOLDERS’ DEFICIT	(14,641)	(5,573)	(20,214)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$33,891	$(4,504)	$29,387

The unaudited restated quarterly consolidated statements of operations for the three months ended March 31, 2018 is presented below (in thousands, except per share data):

	Three Months Ended March 31, 2018
	As Previously Reported	Restatement Adjustments	Restated (Unaudited)
Revenue, net	$26,547	$(2,360)	$24,187
Cost of revenue	18,328	837	19,165
Gross profit	8,219	(3,197)	5,022
Operating expenses:
Advertising and promotion	3,661	(2,847)	814
Salaries and benefits	2,154	—	2,154
Selling, general and administrative	2,546	(59)	2,487
Research and development	212	—	212
Professional fees	572	148	720
Total operating expenses	9,145	(2,758)	6,387
Loss from operations	(926)	(439)	(1,365)
Other (expense) income:
Interest and other expense, net	(1,310)	233	(1,077)
Loss before provision for income taxes	(2,236)	(206)	(2,442)
Provision for income taxes	69	—	69
Net loss	$(2,305)	$(206)	$(2,511)

Net loss per share, basic and diluted	$(0.16)	$(0.01)	$(0.17)

Weighted average shares used to compute net loss per share, basic and diluted	14,615,677	341,540	14,957,217

The unaudited restated consolidated statements of cash flows for the three months ended March 31, 2018 is presented below (in thousands):

	Three Months Ended March 31, 2018
	As Previously Reported	Restatement Adjustments	Restated (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,305)	$(206)	$(2,511)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	287	(56)	231
Bad debt expense	164	—	164
Amortization of debt discount	248	(233)	15
Inventory provision	—	35	35
Stock-based compensation	137	—	137
Changes in operating assets and liabilities:		—
Accounts receivable	(443)	(434)	(877)
Inventory	(1,255)	592	(663)
Prepaid giveaways	(23	—	(23)
Prepaid expenses and other current assets	100	(170)	(70)
Other assets	(14)	—	(14)
Accounts payable and accrued liabilities	2,917	472	3,389
Accrued restructuring charges	(45)	—	(45)
Net cash used in operating activities	(232)	—	(232)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(14)	—	(14)
Net cash used in investing activities	(14)	—	(14)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on line of credit	(1,000)	—	(1,000)
Proceeds from secured borrowing arrangement, net of reserves	13,494	—	13,494
Payments on secured borrowing arrangement, net of fees	(13,332)	—	(13,332)
Repayment of capital lease obligations	(34)	—	(34)
Net cash used in financing activities	(872)	—	(872)
Effect of exchange rate changes on cash	4	—	4
NET CHANGE IN CASH	(1,114)	—	(1,114)
CASH — BEGINNING OF PERIOD	6,228		6,228
CASH — END OF PERIOD	$5,114		$$5,114
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$614		$$614
Cash paid for taxes	$68		$$68
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Property and equipment acquired in conjunction with capital leases	$—	$	$—
Purchase of property and equipment included in current liabilities	$13		$$13
Interest paid through issuance of shares of common stock	$53		$$53

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

Recognized Subsequent Events

ThermoLife International

In January 2016, ThermoLife, a supplier of nitrates to MusclePharm, filed a complaint against us in Arizona state court. ThermoLife alleged that we failed to meet minimum purchase requirements contained in the parties’ supply agreement. In March 2016, we filed counterclaims alleging that ThermoLife’s products were defective. Through orders issued in September and November 2018, the court dismissed MusclePharm’s counterclaims and found that the Company was liable to ThermoLife for failing to meet its minimum purchase requirements.

The court held a bench trial on the issue of damages in October 2019, and on December 4, 2019, the court entered judgment in favor of ThermoLife and against the Company in the amount of $1.6 million, comprised of $0.9 million in damages, interest in the amount of $0.3 million and attorneys’ fees and costs in the amount of $0.4 million. The Company recorded $1.6 million in accrued expenses as of December 31, 2018. In the interim, the Company filed an appeal, which is in the process of being briefed, and has posted bonds in the total amount of $0.6 million in order to stay execution on the judgment pending appeal. Of the $0.6 million, $0.25 million (including fees) was paid by Mr. Drexler on behalf of the Company on December 31, 2019. See “Note 8. Debt” for additional information. Subsequent to December 31, 2019, the balance of $0.35 million was secured by a personal guaranty from Mr. Drexler, while the associated fees of $12,500 was paid by the Company.

The Company intends to continue to vigorously pursue its defenses on appeal.

Manziel Matter

On July 15, 2014, JMAN2 General LP (“JMAN2”), Jonathan Manziel (“Endorser”) and MusclePharm entered into an endorsement agreement, in which the Endorser would provide certain endorsements of MusclePharm’s businesses, products and services in exchange for payments to JMAN2 by MusclePharm. On April 17, 2018, JMAN2 commenced an action against MusclePharm in the District Court, City and County of Denver, Colorado and on July 19, 2018 filed an amended complaint against MusclePharm, in which JMAN2 asserted various claims against MusclePharm concerning their rights and obligations under the Endorsement Agreement. On April 10, 2019, a settlement agreement was reached for an amount of $0.1 million, which had been recorded as an accrued expense as of December 31, 2018. Of this amount, $70,000 was paid in 2019, while the balance was paid in the first quarter of 2020.

Durnford Matter

On July 28, 2015, Plaintiff, Tucker Durnford, filed a First Amended Class Action Complaint which alleged that the Company’s (now discontinued) Arnold Iron Mass product violates consumer protection laws by misleading consumers about the amount and sources of protein in the product. On February 10, 2016, the court granted our motion to dismiss the complaint on federal preemption grounds. On October 12, 2018, the Ninth Circuit reversed the dismissal. On October 8, 2019, the parties successfully mediated the case to a settlement of $0.15 million, which had been recorded as an accrued expense as of December 31, 2018. Of the settlement amount, $0.1 million was paid during the fourth quarter of 2019 and the balance was paid during the first quarter of 2020.

Unrecognized Subsequent Events

CARES Act

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). Among the changes to the U.S. federal income tax, the CARES Act restored net operating loss carryback rules that were eliminated by 2017 Tax Cuts and Jobs Act, modified the limit on the deduction for net interest expense and accelerated the timeframe for refunds of AMT credits. Based on an analysis of the impact of the CARES Act, the Company has not identified any overall material effect on the 2018 and 2019 tax liabilities.

HSBF Note

Due to economic uncertainty as a result of the ongoing pandemic (COVID-19), on May 14, 2020, the Company received an aggregate principal amount of $964,910 pursuant to the borrowing arrangement (“Note”) with Harvest Small Business Finance, LLC (“HSBF”) and agreed to pay the principal amount plus interest at a 1% fixed interest rate per year, on the unpaid principal balance. No payments are due on the Note until November 16, 2020 (the “Deferment Period”). However, interest will continue to accrue during the Deferment Period. The Note will mature on May 16, 2022. The Note includes forgiveness provisions in accordance with the requirements of the Paycheck Protection Program, Section 1106 of the CARES Act. The Company has not determined the amount of forgiveness in connection with the loan, partly due to the ongoing routine changes in the method of calculating the amount.

Related-Party Refinanced Convertible Note

On July 1, 2020, the Company entered into the refinancing with Mr. Ryan Drexler, the Company’s Chairman of the Board of Directors, Chief Executive Officer and President (the “Refinancing”). As part of the Refinancing, the Company issued to Mr. Drexler an amended and restated convertible secured promissory note (the “Refinanced Convertible Note”) in the original principal amount of $2,735,199, which amended and restated (i) a convertible secured promissory note dated as of November 8, 2017, $1,134,483 of which was outstanding as of July 1, 2020 (ii) a collateral receipt and security agreement with Mr. Drexler dated as of December 27, 2019, $252,500 of which was outstanding as of July 1, 2020, and (iii) a secured revolving promissory note dated as of October 4, 2019, $1,348,216 of which was outstanding as of July 1, 2020.

The $2.7 million Refinanced Convertible Note bears interest at the rate of 12% per annum. Unless earlier converted or repaid, all outstanding principal and any accrued but unpaid interest under the Refinanced Convertible Note shall be due and payable on November 30, 2020.

Any interest not paid when due shall be capitalized and added to the principal amount of the Refinanced Convertible Note and bear interest on the applicable interest payment date along with all other unpaid principal, capitalized interest, and other capitalized obligations. Mr. Drexler may convert the outstanding principal and accrued interest into shares of the Company’s common stock at a conversion price equal to or greater than (i) the closing price per share of the common stock on the last business day immediately preceding November 30, 2020 or (ii) $0.17. The Company may prepay the Refinanced Convertible Note by giving Mr. Drexler between 15 and 60 days’ notice depending upon the specific circumstances, subject to Mr. Drexler’s conversion right. The Refinanced Convertible Note also contains customary restrictions on the ability of the Company to, among other things, grant liens or incur indebtedness other than certain obligations incurred in the ordinary course of business. The restrictions are also subject to certain additional qualifications and carveouts, as set forth in the Refinanced Convertible Note. The Refinanced Convertible Note is subordinated to certain other indebtedness of the Company.

There are no other events subsequent to March 31, 2019 that have not been described in the accompanying footnotes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (the “Form 10-Q”), and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”), as filed with the Securities and Exchange Commission on August 24, 2020. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section entitled “Risk Factors” included elsewhere in this Form 10-Q. Except as otherwise indicated herein, the terms “MusclePharm,” “Company,” “we,” “our” and “us” refer to MusclePharm Corporation and its subsidiaries.

Overview

MusclePharm Corporation is a scientifically driven, performance lifestyle company that develops, markets, and distributes branded nutritional products. We offer a broad range of performance powders, bars, capsules, tablets and on-the-go ready to eat protein snacks. Our portfolio of recognized brands, including MusclePharm® and FitMiss®, are marketed and sold in more than 100 countries globally. Our corporate headquarters are located in Burbank, CA.

Our offerings are clinically developed through a six-stage research process, and all of our manufactured products are rigorously vetted for banned substances by the leading quality assurance program, Informed-Choice. While we initially drove growth in the Specialty retail channel, in recent years we have expanded our focus to drive sales and retailer growth across leading e-commerce, Food Drug & Mass, and Club retail channels, including Amazon, Costco, Kroger, Walgreens, 7-Eleven, and many others.

COVID-19

Our results of operations are affected by economic conditions, including macroeconomic conditions and levels of business confidence. There continues to be significant volatility and economic uncertainty in many markets and the ongoing COVID-19 pandemic has increased that level of volatility and uncertainty and has created economic disruption. As COVID-19 infections have been reported throughout the United States, certain federal, state and local governmental authorities have issued stay-at-home orders, proclamations and/or directives aimed at minimizing the spread of the infection. Additionally, more restrictive proclamations and/or directives may be issued in the future.

The ultimate impact of the COVID-19 pandemic on the Company’s operations is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak, new information which may emerge concerning the severity of the COVID-19 pandemic, and any additional preventative and protective actions that governments, or the Company, may direct, which may result in an extended period of continued business disruption, reduced customer traffic and reduced operations. Any resulting financial impact cannot be reasonably estimated at this time but may have a material impact on our business, financial condition and results of operations.

While we expect our revenue for 2020 to be down compared to 2019, there are multiple factors contributing to this decline. While revenue for April 2020 was lower due to COVID-19, as evidenced by a decline in the Company’s FDM sales, sales in other months were in line with the Company’s expectations. Management continues to monitor the business environment for any significant changes that could impact the Company’s operations. The Company has taken proactive steps to manage costs and discretionary spending, such as remote working and reducing facility related expense.

Results of Operations

Comparison of the Three Months Ended March 31, 2019 to the Three Months Ended March 31, 2018

	For the Three Months Ended March 31,
($ in thousands)	2019	2018 (as restated)	$ Change	% Change
Revenue, net	$18,775	$24,187	$(5,412)	(22)%
Cost of revenue	15,855	19,165	(3,310)	(17)
Gross profit	2,920	5,022	(2,102)	(42)
Operating expenses:
Advertising and promotion	751	814	(63)	(8)
Salaries and benefits	1,880	2,154	(274)	(13)
Selling, general and administrative	2,642	2,487	155	6
Research and development	247	212	35	17
Professional fees	726	720	6	1
Total operating expenses	6,246	6,387	(141)	(2)
Loss from operations	(3,326)	(1,365)	1,961	144
Other (expense) income:
Loss on settlement of obligations	(4)	—	(4)	(100)
Interest and other expense, net	(1,165)	(1,077)	88	8
Loss before provision for income taxes	(4,495)	(2,442)	2,053	84
Provision for income taxes	10	69	(59)	(86)
Net loss	$(4,505)	$(2,511)	$1,994	79%

The following table presents our operating results as a percentage of revenue, net for the periods presented:

	For the Three Months Ended March 31,
	2019	2018 (as restated)
Revenue, net	100%	100%
Cost of revenue	84	79
Gross profit	16	21
Operating expenses:
Advertising and promotion	4	3
Salaries and benefits	10	9
Selling, general and administrative	14	10
Research and development	1	1
Professional fees	4	3
Total operating expenses	33	26
Loss from operations	(17)	(5)
Other income (expense):
Loss on Settlement obligation	—	—
Interest and other expense, net	(6)	(4)
Loss before provision for income taxes	(23)	(9)
Provision for income taxes	—	—
Net loss	(23)%	(9)%

Revenue, net

We derive our revenue through the sales of our various branded nutritional supplements. Revenue is recognized when control of a promised good is transferred to a customer in an amount that reflects the consideration that the Company expects to be entitled to in exchange for that good.  This usually occurs when finished goods are delivered to the Company’s customers or when finished goods are picked up by a customer or a customer’s carrier. The MusclePharm brands are marketed across major global retail distribution channels – Specialty, International, and Food, Drug, and Mass (“FDM”). Below is a table of net revenue by our major distribution channel:

	For the Three Months Ended March 31,
	2019	% of Total	2018 (as restated)	% of Total
Distribution Channel
Specialty	$9,044	48%	$6,528	27%
International	5,788	31%	10,487	43%
FDM	3,943	21%	7,172	30%
Total	$18,775	100%	$24,187	100%

Net revenue reflects the transaction prices for contracts, which includes products shipped at selling list prices reduced by variable consideration. We record sales incentives as a direct reduction of revenue for various discounts provided to our customers consisting primarily of volume incentive rebates and promotional related credits. We accrue for sales discounts over the period they are earned. Sales discounts are a significant part of our marketing plan to our customers as they help drive increased sales and brand awareness with end users through promotions that we support through our distributors and re-sellers.

Net revenue decreased $5.4 million, or 22%, to $18.8 million for the three months ended March 31, 2019, compared to $24.2 million for the three months ended March 31, 2018. Net revenue for the three months ended March 31, 2019 decreased primarily due to decline in our international sales of $4.7 million, and a decrease in domestic sales of $0.7 million. Discounts and sales allowances increased to 29% of gross revenue, or $7.6 million, for the three months ended March 31, 2019 from 25% of gross revenue, or $7.9 million for the same period in 2018. The increase in discounts and allowances as a percentage of sales increased due to a decline in gross sales. The Company significantly increased expenditures on partnerships advertising, online impressions and click advertising with its online customs, while reducing end-aisle and front of the store promotions with its retail customers. Despite these measures, gross revenues declined as the Company did not realize a significant increase in its online revenues.

During the three months ended March 31, 2019 and 2018, our largest customer, Costco Wholesale Corporation (both domestic and foreign), or Costco, accounted for approximately 26% and 38% of our net revenue, respectively. The decrease in Costco revenue was due to a reduction in promotional sales during the three months ended March 31, 2019, compared to the three months ended March 31, 2018, resulting in a decrease in our FDM revenue.

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

Our gross profit fluctuates due to several factors, including sales incentives, new product introductions and upgrades to existing product lines, changes in customer and product mixes, the mix of product demand, shipment volumes, our product costs, pricing, and inventory write-downs. Our cost of revenue for the three months ended March 31, 2019 decreased from the same period in 2018 primarily as a result of lower revenues.

Costs of revenue decreased 17% to $15.9 million for the three months ended March 31, 2019, compared to $19.2 million for the same period in 2018. Gross profit for the three months ended March 31, 2019 decreased 42% to $2.9 million, compared to $5.0 million for the same period in 2018. Gross profit margin was 16% for the three months ended March 31, 2019 compared to 21% for the same period in 2018. Negatively impacting this gross profit percentage was an increase in the aforementioned promotional discounts without a commensurate increase in gross revenues.

Operating Expenses

Operating expenses for the each of the three months ended March 31, 2019 and 2018 were $6.2 million and $6.4 million, respectively. Our operating expenses increased from 26% of net revenue to 33%, due to a decline in revenues. We have been focused on instituting new strategies focusing on new advertising and promotions, while at the same time reducing other operating expenses.

Advertising and Promotion

Our advertising and promotion expense consists primarily of digital, print and media advertising, athletic endorsements and sponsorships, promotional giveaways, trade show events and various partnering activities with our trading partners. Historically, advertising and promotions were a large part of both our growth strategy and brand awareness, in particular strategic partnerships with sports athletes and fitness enthusiasts through endorsements, licensing, and co-branding agreements. Additionally, we co-developed products with sports athletes and teams. In connection with our restructuring plan, we terminated the majority of these contracts in a strategic shift away from such costly arrangements, and moved toward more cost-effective brand partnerships as well as grass-roots marketing and advertising efforts. We expect our advertising and promotion expenses to remain relatively constant in future periods as we continue to leverage existing brand recognition and move towards lower cost advertising outlets including social media and trade advertising.

Advertising and promotion expense decreased 8% to $0.8 million for the three months ended March 31, 2019, or 4% of net revenue, compared to $0.8 million, or 3% of net revenue, for the same period in 2018. Advertising and promotion expense for the three months ended March 31, 2019 included expenses primarily related to giveaways, tradeshows, athlete endorsements and international marketing support. Advertising and promotion expense for the three months ended March 31, 2018 primarily included expenses related to trade shows and strategic partnerships with athletes and sports teams.

Salaries and Benefits

Salaries and benefits consist primarily of salaries, bonuses, benefits, and stock-based compensation. Personnel costs are a significant component of our operating expenses.

Salaries and benefits decreased 13% to $1.9 million, or 10% of net revenue, for the three months ended March 31, 2019 compared to $2.2 million, or 9% of net revenue, for the same period in 2018 primarily due to reductions in stock based compensations, headcount and headcount related costs.

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

Selling, general and administrative expenses increased slightly to $2.6 million, or 14% of net revenue for three months ended March 31, 2019, compared to $2.5 million, or 10% of net revenue, for the three months ended March 31, 2018 primarily due to higher freight costs of $0.1 million.

Research and Development

Research and development expenses consist primarily of R&D personnel salaries, bonuses, benefits, and stock-based compensation, product quality control, which includes third-party testing, and research fees related to the development of new products. We expense research and development costs as incurred.

Research and development expenses increased 17% to $0.25 million, or 1% of net revenue, for three months ended March 31, 2019 compared to $0.21 million, or also 1% of net revenue, for the same period in 2018 primarily due to increased quality control testing fees.

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

Professional fees increased 1% to $0.73 million, or 4% of net revenue, for the three months ended March 31, 2019, compared to $0.72 million, or 3% of net revenue, for the same period in 2018 primarily due to higher legal fees as a result of increased litigation and costs related to the Company’s restatement of financial results.

Interest and other expense, net

For the three months ended March 31, 2019 and 2018, “Interest and other expense, net” consisted of the following (in thousands):

	For the Three Months Ended March 31,
	2019	2018 (as restated)

Interest expense, related party	$(532)	$(541)
Interest expense, related party debt discount	(15)	(15)
Interest expense, other	(293)	(67)
Interest expense, secured borrowing arrangement	(225)	(346)
Foreign currency transaction loss	(200)	(113)
Other	100	5
Total interest and other expense, net	$(1,165)	$(1,077)

Net interest and other expense for the three months ended March 31, 2019 increased 8%, or $0.1 million, compared to the same period in 2018. The increase is primarily related to increased other interest related to interest accruals on unpaid vendor invoices, partially offset by reduced factoring fees on the secured borrowing arrangement.

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

Liquidity and Capital Resources

The Company has incurred significant losses and experienced negative cash flows since inception. As of March 31, 2019, the Company had cash of $0.6 million, a decline of $1.7 million from the December 31, 2018 balance of $2.3 million. As of March 31, 2019, we had a working capital deficit of $34.4 million, a stockholders’ deficit of $32.4 million and an accumulated deficit of $181.4 million resulting from recurring losses from operations. As a result of our history of losses and financial condition, there is substantial doubt about our ability to continue as a going concern. For financial information concerning more recent periods, see our reports for such periods filed with the Securities and Exchange Commission.

The ability to continue as a going concern is dependent upon us generating profitable operations in the future and/or obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management is evaluating different strategies to obtain financing to fund our expenses and achieve a level of revenue adequate to support our current cost structure. Financing strategies may include, but are not limited to, private placements of capital stock, debt borrowings, partnerships and/or collaborations.

In response to the Company’s continued losses, management implemented plans to improve the Company’s operating costs, beginning in 2018. Specifically, management:

1)
reduced our workforce;
2)
renegotiated or terminated a number of contracts with endorsers in a strategic shift away from such arrangements and toward more cost-effective marketing and advertising efforts; and
3)
discontinued a number of stock keeping units (“SKUs”) and wrote down inventory to net realizable value, or to zero in cases where the product was discontinued.

Despite these measures, during 2019, the Company continued to incur substantial losses.

In order to improve the Company’s operating results, management continued to focus on its 2018 initiatives. In addition, during the fourth quarter of 2019, management implemented the following measures to improve gross margin:

1)
reduced or eliminated sales to low or negative margin customers;
2)
reduced product discounts and promotional activity;
3)
implemented a more aggressive SKU reduction; and
4)
formed a pricing committee to review all orders to better align gross margin expectations with product availability.

As a result of these measures, as well as a reduction in protein prices, the Company realized increased gross margins in the fourth quarter of 2019, a trend which continues into mid-2020. Management believes reductions in operating costs, and continued focus on gross margin, primarily pricing controls and a reduction in product discounts and promotional activity with the Company’s customers, will allow us to ultimately achieve profitability, however, the Company can give no assurances that this will occur. To manage cash flow, we have entered into numerous financing arrangements outlined below.

Our net consolidated cash flows are as follows (in thousands):

	For the Three Months Ended March 31,
	2019	2018 (as restated)
Consolidated Statements of Cash Flows Data:
Net cash used in operating activities	$(4,827)	$(232)
Net cash used in investing activities	(13)	(14)
Net cash used in financing activities	3,131	(872)
Effect of exchange rate changes on cash	5	4
Net change in cash	$(1,704)	$(1,114)

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

Our operating cash outflows were $4.6 million higher for the three months ended March 31, 2019 compared to the same period in 2018. The variance primarily relates to an increased net loss of $4.5 million adjusted for non-cash charges, which resulted in a use of cash of $3.6 million for the three months ended March 31, 2019, compared to a use of cash of $1.9 million for the same period in 2018. This variance also included a net change in net operating assets and liabilities, which resulted in a use of cash of $1.2 million for the three months ended March 31, 2019 compared to a source of cash of $1.7 million for the same period in 2018. The decrease in net operating assets and liabilities is primarily the result of a decrease in account receivable of $0.6 million due to lower revenue, paydown of our accounts payable and accrued labilities of $5.2 million relating to payments in connection with legal settlements and past due vendor balances, partially offset by a decrease in our inventory balance of $3.7 million, which provided a source of cash flow. During the three months ended March 31, 2018, cash flow from net operating assets and liabilities included an increase in inventory and accounts receivable balances, resulting in a combined $1.5 million cash outflow from working capital, offset in part by an increase in our accounts payable and accrued liabilities balance, which provided a source of working capital of $3.4 million.

Investing Activities

During the three months ended March 31, 2019, we used $13,000 for the purchase of equipment. During the three months ended March 31, 2018, we used $14,000 for the purchase of equipment.

Financing Activities

Cash provided by financing activities for the three months ended March 31, 2019 was $3.1 million as compared to cash used in financing activities of $0.9 million for the three months ended March 31, 2018. Cash provided from the secured borrowing arrangement in both periods was offset by repayments of outstanding debt.

Indebtedness Agreements

Related-Party Refinanced Convertible Note

On November 3, 2017, the Company entered into the refinancing with Mr. Ryan Drexler, the Company’s Chairman of the Board of Directors, Chief Executive Officer and President (the “Refinancing”). As part of the Refinancing, the Company issued to Mr. Drexler an amended and restated convertible secured promissory note (the “Refinanced Convertible Note”) in the original principal amount of $18,000,000, which amended and restated (i) a convertible secured promissory note dated as of December 7, 2015, amended as of January 14, 2017, in the original principal amount of $6,000,000 with an interest rate of 8% prior to the amendment and 10% following the amendment (the “2015 Convertible Note”), (ii) a convertible secured promissory note dated as of November 8, 2016, in the original principal amount of $11,000,000 with an interest rate of 10% (the “2016 Convertible Note”) , and (iii) a secured demand promissory note dated as of July 27, 2017, in the original principal amount of $1,000,000 with an interest rate of 15% (the “2017 Note”, and together with the 2015 Convertible Note and the 2016 Convertible Note, collectively, the “Prior Notes”). The due date of the 2015 Convertible Note and the 2016 Convertible Note was November 8, 2017. The 2017 Note was due on demand.

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

As part of the Refinancing, the Company and Mr. Drexler entered into a restructuring agreement (the “Restructuring Agreement”) pursuant to which the parties agreed to amend and restate the security agreement resulting in a Third Amended and Restated Security Agreement (the “Amended Security Agreement”) in which the Prior Notes were secured by all of the assets and properties of the Company and its subsidiaries whether tangible or intangible. Pursuant to the Restructuring Agreement, the Company agreed to pay, on the effective date of the Refinancing, all outstanding interest on the Prior Notes through November 8, 2017 and certain fees and expenses incurred by Mr. Drexler in connection with the Restructuring.

On September 16, 2019, Mr. Ryan Drexler, the Chief Executive Officer, President and Chairman of the Board of Directors of MusclePharm Corporation, a Nevada corporation (the “Company”), delivered a notice to the Company and its independent directors of his election to convert, effective as of September 16, 2019 (the “Notice Date”), $18,000,000 of the amount outstanding under that certain Amended and Restated Convertible Secured Promissory Note, dated as of November 8, 2017 (the “Note”), issued by the Company to Mr. Drexler, into shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at a conversion price of $1.11 per share, pursuant to the terms and conditions of the Note (the “Partial Conversion”). As of the Notice Date, the total amount outstanding under the Note (including principal and accrued and unpaid interest) was equal to $19,262,910. Pursuant to the terms of the Note, the Company instructed the transfer agent for its shares to issue to Mr. Drexler 16,216,216 shares (the “Shares”) of its Common Stock in respect of the Partial Conversion.

The outstanding principal and the interest, due on December 31, 2019, were refinanced under a new agreement on July 1, 2020. See additional information in “Note 16. Subsequent Events.”

For the year ended December 31, 2019 and 2018, interest expense, including the amortization of debt discount, related to the related party convertible secured promissory notes was $1.7 million and $2.2 million, respectively. During the year ended December 31, 2019 and 2018, $0.8 million and $1.9 million, respectively, in interest was paid in cash to Mr. Drexler.

For the three months ended March 31, 2019 and 2018, interest expense, including the amortization of debt discount, related to the related party convertible secured promissory notes was $0.5 million and $0.6 million, respectively. During the three months ended March 31, 2019 and 2018, $0.4 million and $0.3 million, respectively, in interest was paid in cash to Mr. Drexler.

Related-Party Revolving Note

On October 4, 2019, we entered into a secured revolving promissory note (the “Revolving Note”) with Mr. Drexler. Under the terms of the Revolving Note, we can borrow up to $3.0 million. The Revolving Note bears interest at the rate of 12% annually. The use of funds will be solely for the purchase of whey protein to be used in the manufacturing of MusclePharm products. The Company may prepay the Revolving Note by giving Mr. Drexler one days’ written notice.

The Revolving Note contains customary events of default, including, among others, the failure by the Company to make a payment of principal or interest when due. Following an event of default, Mr. Drexler is entitled to accelerate the entire indebtedness under the Revolving Note. The Revolving Note also contains customary restrictions on the ability of the Company to, among other things, grant liens or incur indebtedness other than certain obligations incurred in the ordinary course of business. The restrictions are also subject to certain additional qualifications and carveouts. The Revolving Note is subordinated to certain other indebtedness of the Company held by Crossroads.

In connection with the Revolving Note, the Company and Mr. Drexler entered into a security agreement dated October 4, 2019 pursuant to which the Revolving Note is secured by all of the assets and properties of the Company and its subsidiaries whether tangible or intangible. As of December 31, 2019, the outstanding balance on the revolving note was $1.2 million. Both the outstanding principal and all accrued interest, which became due on March 31, 2020, were refinanced under a new agreement on July 1, 2020. . The revolving note is included in “Line of credit” in the consolidated balance sheets. See additional information in “Note 16. Subsequent Events.”

Related-Party Note Payable

The Company entered into a collateral receipt and security agreement with Mr. Drexler, dated December 27, 2019 pursuant to which Mr. Drexler agreed to post bond relating to the judgment ruled on the ThermoLife case, pending the appeal. The amount paid by Mr. Drexler on behalf of the Company, including fees, was $0.25 million. The amount, which was outstanding as of December 31, 2019, was refinanced under a new agreement on July 1, 2020. The note payable is included in “Convertible note with a related party, net of discount” in the consolidated balance sheets. See additional information in “Note 16. Subsequent Events.”

Line of Credit - Inventory Financing

On October 6, 2017, the Company entered into a Security Agreement with Crossroads. Pursuant to the Security Agreement, the Company may borrow up to 70% of its Inventory Cost or up to 75% of Net Orderly Liquidation Value (each as defined in the Security Agreement), up to a maximum amount of $3.0 million at an interest rate of 1.5% per month, subject to a minimum monthly fee of $22,500. Subsequent to the end of 2017, the maximum amount was increased to $4.0 million. The term is extended automatically in one-year increments, unless earlier terminated pursuant to the terms of the Security Agreement. The Security Agreement contains customary events of default, including, among others, the failure to make payments on amounts owed when due, default under any other material agreement or the departure of Mr. Drexler. The Security Agreement also contains customary restrictions on the ability of the Company to, among other things, grant liens, incur debt and transfer assets.

Under the Security Agreement, the Company agreed to grant Crossroads a security interest in all our present and future accounts, chattel paper, goods (including inventory and equipment), instruments, investment property, documents, general intangibles, intangibles, letter of credit rights, commercial tort claims, deposit accounts, supporting obligations, documents, records and the proceeds thereof. As of March 31, 2019, and December 31, 2018, we owed Crossroads $2.5 million and $1.5 million, respectively.

On April 1, 2019, the Company and Crossroads amended the terms of the agreement. The agreement was extended until March 31, 2020, the rate was modified to 1.33% per month, and increased the amount the Company can borrow from $3.0 million to $4.0 million.

On February 26, 2020, the Company and Crossroads amended the terms of the agreement. The agreement was extended until April 1, 2021 and the amount the Company can borrow was decreased from $4.0 million to $3.0 million.

Secured Borrowing Arrangement

In January 2016, we entered into the Purchase and Sale Agreement with Prestige pursuant to which we agreed to sell and assign, and Prestige agreed to buy and accept, certain accounts receivable owed to us (“Accounts”). Under the terms of the Purchase and Sale Agreement, upon the receipt and acceptance of each assignment of Accounts, Prestige will pay us 80% of the net face amount of the assigned Accounts, up to a maximum total borrowings of $12.5 million subject to sufficient amounts of accounts receivable to secure the loan. The remaining 20% will be paid to us upon collection of the assigned Accounts, less any chargebacks (including chargebacks for any customer amounts that remain outstanding for over 90 days), disputes, or other amounts due to Prestige. Prestige’s purchase of the assigned Accounts from us will be at a discount fee which varies from 0.7% to 4%, based on the number of days outstanding from the assignment of Accounts to collection of the assigned Accounts.

In addition, we granted Prestige a continuing security interest in and lien upon all accounts receivable, inventory, fixed assets, general intangibles and other assets. Prestige will have no recourse against the Company if payments are not made due to the insolvency of an account debtor within 90 days of invoice date, with the exception of international and certain domestic customers. The Purchase and Sale Agreement’s term has been extended to April 1, 2020, which renews automatically for successive one-year periods unless either party receives written notice of cancellation from the other, at minimum, thirty-days prior to the expiration date. As of March 31, 2019 and December 31, 2018, we had approximately $3.4 million and $1.3 million of outstanding borrowings.

During the three months ended March 31, 2019 and 2018, the Company assigned to Prestige, accounts with an aggregate face amount of approximately $10.6 million and $16.9 million, respectively, for which Prestige paid us approximately $8.5 million and $13.5 million, respectively, in cash. During the three months ended March 31, 2019 and 2018, $6.5 million and $13.3 million was repaid to Prestige, respectively, including fees and interest.

On April 10, 2019, the Company and Prestige amended the terms of the agreement. The agreement was extended until April 1, 2020. Thereafter the agreement shall renew itself automatically for one (1) year periods unless either party receives written notice of cancellation from the other, at minimum, thirty (30 days prior to the expiration date. The new agreement also modified certain rates and allows for increased borrowing on foreign borrowings.

HSBF Note

On May 14, 2020, the Company received an aggregate principal amount of $964,910 pursuant to the borrowing arrangement (“Note”) with Harvest Small Business Finance, LLC (“HSBF”) and agreed to pay the principal amount plus interest at a 1% fixed interest rate per year, on the unpaid principal balance. No payments are due on the Note until November 16, 2020 (the “Deferment Period”). However, interest will continue to accrue during the Deferment Period. The Note will mature on May 16, 2022. The Note includes forgiveness provisions in accordance with the requirements of the Paycheck Protection Program, Section 1106 of the CARES Act. The Company has not determined the amount of forgiveness in connection with the loan, partly due to the ongoing routine changes in the method of calculating the amount.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2019.

Critical Accounting Policies and Estimates

The preparation of the accompanying consolidated financial statements and related disclosures in conformity with GAAP and our discussion and analysis of our financial condition and operating results require our management to make judgments, assumptions and estimates that affect the amounts reported in these Consolidated Financial Statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates, and such differences may be material.

Note 2, “Summary of Significant Accounting Policies” in Part I, Item 1 of this Form 10-Q; Notes to Consolidated Financial Statements in Part II, Item 8 of the 2019 Form 10-K; and “Critical Accounting Policies and Estimates” in Part I, Item 7 of the 2019 Form 10-K describe the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements.

There have been no material changes to our critical accounting policies and estimates since the 2019 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company qualifies as a smaller reporting company as defined in Item 10(f)(1) of SEC Regulation S-K, and is not required to provide the information required by this Item.

Item 4. Controls and Procedures

i)    Background.

Prior to filing this Form 10-Q, we have neither issued audited financial statements, nor filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q, since our Quarterly Report on Form 10-Q for the quarter ended September 30, 2018. As disclosed in our Current Report on Form 8-K filed on March 14, 2019, our Quarterly Report on Form 10-Q as of and for the three and nine months ended September 30, 2018 should no longer be relied upon.

In February 2019, management was made aware, as part of the year-end sales cut-off testing procedures performed during the Company’s 2018 annual audit, by its then independent auditors, Plante & Moran, PLLC, that sales transactions may have been recognized as revenue prematurely which could have a material impact on revenue recognition for the year ended December 31, 2018. Upon such notification, management reviewed the Company’s revenue recognition reporting system, practices and underlying documents supporting the appropriateness of revenue under the Company’s previously established accounting policies for each quarterly period in the year ended December 31, 2018. In addition to the 2018 year-end period, management initially concluded that a potential material misstatement in revenue recognition was isolated to the previously issued quarterly financial statements for the three and nine months ended September 30, 2018.

Audit Committee Investigation

In March 2019, following management’s presentation of their initial assessment of the revenue recognition issue, the Audit Committee of the Board of Directors engaged independent legal counsel and a forensic accountant to conduct an investigation and to work with management to determine the potential impact on accounting for revenues. The investigation included the review of management’s initial assessment, interviews with key personnel, correspondence, and document review, among other procedures. In April 2019, as a result of the findings of the Audit Committee's investigation to date, the Company determined that certain of its employees had engaged in deliberate inappropriate conduct, which resulted in revenue being intentionally recorded in periods prior to the criteria for revenue recognition under GAAP being satisfied. Further, the investigation discovered that revenue had been prematurely recorded in prior periods as well as the periods initially identified by management.

The investigation revealed that certain customer orders had been invoiced, triggering revenue recognition, prior to the actual shipment leaving the Company’s control. Such orders from customers had been marked as fulfilled in the Company’s enterprise reporting platform (“ERP”), thereby triggering the generation of an invoice and the recognition of revenue, in advance of shipments from both the Company’s distribution center in Tennessee and for orders that were drop-shipped directly to key customers from certain contract manufacturers. In addition, it was discovered during the investigation that certain orders had been moved to third-party locations at the respective cut-off periods and not actually shipped to the end customer until after the cut-off period resulting in the premature issuance of invoices to customers and recognition of revenue.

As a result of the Audit Committee's investigation, certain employees were terminated, and others received written reprimands related to their conduct as a result of their behavior. In connection with the improprieties identified during the investigation resulting in the restatement of previously reported financial statements, the Company identified control deficiencies in its internal control over financial reporting that constitute material weaknesses.

The investigatory adjustments are further described in Note 16, “Changes and Correction of Errors in Previously Reported Consolidated Financial Statements” located in Item 8 of the 2019 Form 10-K.

Other Adjustments Resulting from Reconsidering Previously Issued Financial Statements

As a result of issues identified during the Audit Committee investigation, management reconsidered the Company’s previously issued consolidated financial statements and as a result additional corrections to the Company’s previously issued consolidated financial statements for each of the quarterly reporting periods ended September 30, 2018 and for the year ended December 31, 2017 were identified. These errors, for each period presented below, were primarily due to the following:
●
Improper classification of trade promotions, payable to the Company’s customers, as operating expenses instead of a reduction in revenue;
●
Improper cut-off related to sales transactions recorded prior to transfer of control to customers in 2018 and risk of loss transferred to the customer in 2017;
●
Corrections of estimates of the expected value of customer payments, in the form of credits, issued to customers;
●
Untimely recording of the change in the estimated useful life of leasehold improvements and an asset retirement obligation related to a modification to the lease of the Company’s former headquarters; and
●
Incorrect treatment of debt discounts related to the related-party convertible note.
●
Other period-end expenses cutoff.

Other adjustments include, but are not limited to the following; purchase price variances, accrual for legal fees, payroll tax adjustment on restricted stock, rebate receivable and recognizing revenue on a net versus gross basis.

Accumulated deficit has been adjusted to reflect changes to net loss, for each period restated.

(ii)     Evaluation of disclosure controls and procedures.

The principal executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures as of March 31, 2019. Based on this evaluation, they concluded that because of the material weaknesses in our internal control over financial reporting discussed below, the disclosure controls and procedures were not effective as required under Rule 13a-15(e) under the Exchange Act.

Disclosure controls and procedures are designed to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

 (iii)    Management’s report on internal control over financial reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process affected by the Company’s management to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with GAAP.

In designing and evaluating our internal controls and procedures, our management recognized that internal controls and procedures, no matter how well conceived and operated, can provide only a reasonable, not absolute, assurance that the objectives of the internal controls and procedures are met. In addition, any evaluation of the effectiveness of internal controls over financial reporting in future periods is subject to risk that those internal controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The Company’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2018. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission’s 2013 Internal Control-Integrated Framework. Based on its assessment, as well as factors identified during the Audit Committee investigation and subsequent audit process, management has concluded that the Company’s internal control over financial reporting as of December 31, 2018 was not effective due to the existence of the material weaknesses in internal control over financial reporting described below.

(iv)     Material Weaknesses Identified in connection with the Audit Committee Investigation.

Based on the principal findings of the investigation conducted by the Audit Committee, management has concluded that it did not maintain an appropriate control environment, inclusive of structure and responsibility including proper segregation of duties, and risk assessment and monitoring activities which led to revenue recognition and tonal concerns and which constituted the following material weaknesses:

A.
Pressure to achieve sales targets gave rise to the premature and/or inappropriate recognition of revenues, typically occurring at or near the end of financial reporting periods;
B.
The Company’s internal controls failed and/or were not adequate to ensure that there was effective testing of period end sales cutoff, including a proper review and comparison of invoice dates and related proof of delivery; and
C.
Inadequate segregation of duties, allowing for an improper alignment of sales and operations under common leadership.

(v)     Material Weaknesses Resulting from Reconsidering Previously Issued Financial Statements.

As described above, management reconsidered the Company’s previously issued financial statements resulting in corrections to our unaudited consolidated financial statements for each of the quarterly periods ended September 30, 2018 and our audited consolidated financial statements as of and for the year ended December 31, 2017, which are contained in Note 16, “Changes and Correction of Errors in Previously Reported Consolidated Financial Statements” located in Item 8 of the 2019 Form 10-K.

We have identified the following material weaknesses in connection with these issues:

CONTROL ENVIRONMENT AND CONTROL ACTIVITIES

●
Management did not maintain an effective control environment, including ensuring that required accounting methodologies, policies, and technical accounting personnel were in place. This control deficiency led to a series of corrections related to the years 2018 and 2017 and resulted in a restatement to the respective previously issued financial statements.
●
The Company did not properly classify payments to customers, primarily for promotional activity, as a reduction in the transaction price with its customers, instead treating such payments as an advertising and promotions activity, a component of operating expense.
●
The Company reported certain sales transactions prior to transfer of control of goods, inconsistent with customer sales agreements and the Company’s customary practices.
●
The Company did not properly estimate the expected value of customer payments, in the form of credits, at each quarter period end in 2018. In addition, the Company understated its accrual for customers credits for the year ended December 31, 2017.
●
The Company did not adjust the estimated useful life of its leasehold improvements nor an asset retirement obligation in the proper period for its former headquarters.

THE COMPANY DOES NOT MAINTAIN ADEQUATE INTERNAL CONTROL DOCUMENATION AND TESTING PROCEDURES

●
The Company lacks the proper internal control documentation and testing, and therefore internal controls were not consistently performed. Management has concluded that the foregoing was attributable to several factors including the lack of finance leadership, not retaining a third-party professional Sarbanes-Oxley (“SOX”) testing consultant, and significant management turnover. Therefore, management has not documented and enforced an appropriate level of review and controls, including properly documented entity level, information technology general controls including appropriate user access controls, and business process controls.

Remediation

Our remedial actions to date and remediation plans to be undertaken in response to the findings of the Audit Committee’s investigation and the material weaknesses on internal control over financial reporting and our conclusions reached in evaluating the effectiveness of our disclosure controls and procedures and internal controls over financial reporting as of December 31, 2019, are described below.

●
Terminations and reprimands
The Company terminated certain employees directly responsible in the deliberate inappropriate conduct and other employees received written reprimands as a result of their behavior.

●
Implementation of enhanced quarterly sales cut-off procedures
The Company has implemented internal controls and procedures to conduct enhanced revenue recognition cutoff testing on a quarterly basis.

●
Mandatory training for the sales and operations department.
The Company has commenced a series of compliance outreach and training for its sales and operations departments relating to potential improper customer transactions identified by the internal investigation. These trainings will also include a review of the Company’s Code of Business Conduct and Ethics (the “Code of Conduct”) and the Employee Complaints & Whistleblower Policy (the “Whistleblower Policy”).

●
Company-wide training about compliance matters, including with respect to employee complaints and concerns and enhancement of the customer contracting process.
The Company has commenced Company-wide training sessions. These sessions will focus on a number of areas related to sensitivity training/tonal concerns, including increased promotion and training around the Code of Conduct and the Whistleblower Policy. The Company will design and implement a more formalized compliance program with the goal of sustaining a culture of compliance.

●
Consider appropriate employment actions relating to certain employees
The Company implemented a senior leadership reorganization pursuant to which, among other things, the Company retained an experienced Chief Financial Officer with public company reporting expertise, hired a controller with fifteen years of assurance experience as a member of two Big 4 multinational accounting firms, as well as engaging third-party accounting personnel with the requisite skill set to strengthen the financial reporting structure and internal control over financial reporting. The Company is conducting a search for an industry knowledgeable operating officer to work closely with the Company’s Chief Executive Officer and Chief Financial Officer.

●
Establishment of a disclosure committee
The Company has implemented a disclosure committee to assist the Chief Executive Officer and Chief Financial Officer in preparing the disclosures required under the Securities Exchange Committee (SEC) rules and to help ensure that the Company’s disclosure controls and procedures are properly implemented.

●
Enhancing the internal compliance and legal functions, and authorizing management to retain the appropriate individual or individuals.
As part of the senior leadership reorganization referred to above, the Company engaged an outside firm which is in the process of revamping our internal control documentation and testing. In addition, the Company will continue to review the qualifications of our internal financial organization to ensure our personnel have the appropriate technical and SOX related expertise.

The Company has enhanced its Whistleblower Policy by including our Audit Committee Chair in the investigation, documentation, and resolution process.

We are committed to continuing to improve our internal control processes related to these matters and will continue to review our financial reporting controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to address deficiencies or modify certain of the remediation measures described above. We expect that our remediation efforts, including design and implementation, will continue through fiscal year 2020, with the goal to fully remediate all remaining material weaknesses by year-end.

Other than the ongoing remediation efforts described above, there have been no changes during the quarter ended March 31, 2019 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

Notwithstanding the material weaknesses described in this Item 9A, our management has concluded that the consolidated financial statements and related financial information included in this Form 10-Q presents fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP. Management’s position is based on a number of factors, including, but not limited to:

●
The completion of the Audit Committee’s investigation and the substantial resources expended (including the use of external consultants) and the resulting adjustments we made to our previously issued financial statements, including the restatement of our 2017 audited financial statements and our unaudited quarterly financial statements for the periods ended September 30, 2018, June 30, 2018 and March 31, 2018;

●
The reconsideration of significant accounting policies and accounting practices previously employed by the Company, resulting in other adjustments to previously issued consolidated financial statements; and

●
Based on the actions described above, we have updated, and in some cases corrected, our accounting policies and have applied those to our consolidated financial statements for all periods presented.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of business or otherwise, we may become involved in legal proceedings. We will accrue a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. The accrual for a litigation loss contingency might include, for example, estimates of potential damages, outside legal fees and other directly related costs expected to be incurred. The Company provides disclosures for material contingencies when there is a reasonable possibility that a loss or an additional loss may be incurred. In assessing whether a loss is a reasonable possibility, the Company may consider the following factors, among others: the nature of the litigation, claim or assessment, available information, opinions or views of legal counsel and other advisors, and the experience gained from similar cases. As of March 31, 2019, we were involved in the following material legal proceedings described below. These are not the only legal proceedings in which we are involved. We are involved in additional legal proceedings in the ordinary course of our business and otherwise.

ThermoLife International

In January 2016, ThermoLife International LLC (“ThermoLife”), a supplier of nitrates to MusclePharm, filed a complaint against us in Arizona state court. ThermoLife alleged that we failed to meet minimum purchase requirements contained in the parties’ supply agreement. In March 2016, we filed counterclaims alleging that ThermoLife’s products were defective. Through orders issued in September and November 2018, the court dismissed MusclePharm’s counterclaims and found that the Company was liable to ThermoLife for failing to meet its minimum purchase requirements.

The court held a bench trial on the issue of damages in October 2019, and on December 4, 2019, the court entered judgment in favor of ThermoLife and against the Company in the amount of $1.6 million, comprised of $0.9 million in damages, interest in the amount of $0.3 million and attorneys’ fees and costs in the amount of $0.4 million. The Company recorded $1.6 million in accrued expenses as of December 31, 2018. In the interim, the Company filed an appeal, which is in the process of being briefed, and has posted bonds in the total amount of $0.6 million in order to stay execution on the judgment pending appeal. Of the $0.6 million, $0.25 million (including fees) was paid by Mr. Drexler on behalf of the Company on December 31, 2019. See “Note 8. Debt” for additional information. Subsequent to December 31, 2019, the balance of $0.35 million was secured by a personal guaranty from Mr. Drexler, while the associated fees of $12,500 was paid by the Company.

The Company intends to continue to vigorously pursue its defenses on appeal.

White Winston Select Asset Fund Series MP-18, LLC et al., v MusclePharm Corp., et al., (Nev. Dist. Ct.; Cal. Superior Court; Colorado Dist. Ct.; Mass. Super. Ct.)

On August 21, 2018, White Winston Select Asset Fund Series MP-18, LLC and White Winston Select Asset Fund, LLC (together “White Winston”) initiated a derivative action against MusclePharm and its directors (collectively the “director defendants”). White Winston alleges that the director defendants breached their fiduciary duties by improperly approving the refinancing of three promissory notes issued by MusclePharm to Drexler (the “Amended Note”), in exchange for $18.0 million in loans. White Winston alleges that this refinancing improperly diluted their economic and voting power and constituted an improper distribution in violation of Nevada law. In its complaint, White Winston sought the appointment of a receiver over MusclePharm, a permanent injunction against the exercise of Drexler’s conversion right under the Amended Note, and other unspecified monetary damages. On September 13, 2018, White Winston filed an amended complaint, which added a former MusclePharm executive, as a plaintiff (together with White Winston, the “White Winston Plaintiffs”). On December 9, 2019, the White Winston Plaintiffs filed a Second Amended Complaint, in which they added allegations relating to the resignation of MusclePharm’s auditor, Plante & Moran PLLC (“Plante Moran”). MusclePharm has moved to dismiss the Second Amended Complaint. That motion has not yet been fully briefed.

Along with its complaint, the White Winston Plaintiffs also filed a motion for a temporary restraining order (“TRO”) and preliminary injunction enjoining the exercise of Drexler’s conversion right under the Amended Note. On August 23, 2018, the Nevada district court issued an ex parte TRO. On September 14, 2018, the court let the TRO expire and denied the White Winston Plaintiffs’ request for a preliminary injunction, finding, among other things, that the White Winston Plaintiffs did not show a likelihood of success on the merits of the underlying action and failed to establish irreparable harm. Following the court’s decision, MusclePharm filed a motion seeking to recoup the legal fees and costs it incurred in responding to the preliminary injunction motion. On October 31, 2019, the court awarded MusclePharm $56,000 in fees and costs. The White Winston Plaintiffs have appealed that award.

Due to the uncertainty associated with determining our liability, if any, and due to our inability to ascertain with any reasonable degree of likelihood, as of the date of this report, the outcome of the trial, the Company has not recorded an estimate for its potential liability.

On June 17, 2019, the White Winston Plaintiffs moved for the appointment of a temporary receiver over MusclePharm, citing Plante Moran’s resignation. The court granted the White Winston Plaintiffs’ request to hold an evidentiary hearing on the motion, but the date for that hearing was not set as of the date hereof.

On July 30, 2019, the White Winston Plaintiffs filed an action in the Superior Court of the State of California in and for the County of Los Angeles, seeking access to MusclePharm’s books and records. MusclePharm has answered the petition, asserting as a defense that the request does not have a proper purpose. A trial on the petition has been set for February 25, 2021.

The Company intends to vigorously defend these actions.

IRS Audit

On April 6, 2016, the Internal Revenue Service (“IRS”) selected our 2014 Federal Income Tax Return for audit. As a result of the audit, the IRS proposed certain adjustments with respect to the tax reporting of our former executives’ 2014 restricted stock grants. Due to our current and historical loss position, the proposed adjustments would have no material impact on our Federal income tax. On October 5, 2016, the IRS commenced an audit of our employment and withholding tax liability for 2014. The IRS contends that we inaccurately reported the value of the restricted stock grants and improperly failed to provide for employment taxes and Federal tax withholding on these grants. In addition, the IRS is proposing certain penalties associated with our filings. On April 4, 2017, we received a “30-day letter” from the IRS asserting back taxes and penalties of approximately $5.3 million, of which $4.4 million related to withholding taxes, specifically, income withholding and Social Security taxes, and $0.9 million related to penalties. Additionally, the IRS asserts that we owe information reporting penalties of approximately $2.0 million.

The Company’s counsel has submitted a formal protest to the IRS disputing on several grounds all of the proposed adjustments and penalties on our behalf, and we have been pursuing this matter vigorously through the IRS appeal process. An Appeals Conference was held with the IRS in Denver, Colorado on July 31, 2019. At the Conference, the Company made substantial arguments challenging the IRS’s claims for employment taxes and penalties. On December 16, 2019, a further Appeals Conference was held with the IRS by telephone. At the telephone conference, the Appeals Officer confirmed that he agreed with the Company’s argument that the failure to deposit penalties should be conceded by the IRS. The failure to deposit penalties total about $2.0 million. Thus, with this concession, the IRS’s claims have been reduced from approximately $7.3 million to about $5.3 million.

The remaining issue in dispute in this matter involves the fair market value of restricted stock units in the Company granted to certain of its former officers (the “Former Officers”) of the Company under Internal Revenue Code § 83. The Company and the IRS disagree as to the value of the restricted stock on the date of the grants, i.e., October 1, 2014. The Company and the IRS have exchanged expert valuation reports on the fair market value of the stock and have had extensive negotiations on this issue. The parties, however, have not been able to reach an agreement with respect to the value of the stock. The IRS has also made parallel claims regarding the restricted stock units against the Former Officers of the Company. The IRS has asserted that the Former Officers received ordinary income from the stock grants, and that they owe additional personal income taxes based on the fair market value of the stock. The Former Officers’ cases, unlike the Company’s case, are pending before the United States Tax Court. In the Tax Court litigation, the Former Officers are challenging the IRS’s determinations regarding the fair market value of the restricted stock grants on October 1, 2014. The Former Officers have separate counsel from the Company. The same IRS Appeals Officer and Revenue Agents assigned to the Company’s case are also involved in the cases for the Former Officers. Throughout the proceedings, the Company has argued to the IRS that it is the Former Officers who are directly and principally liable for the amount of any tax due, and not the Company.

The Former Officers cases were scheduled for trial in Tax Court on March 9, 2020. The trial of the cases was continued by the Court on February 4, 2020. The basis for the continuance was that the IRS and the Former Officers had made progress toward a settlement of the valuation issue involving the grants of the restricted stock. The outcome of these settlement negotiations will be relevant to the Company’s case. The Company is closely monitoring the settlement discussions between the IRS and the Former Officers. The Tax Court has ordered the Former Officers to file status reports regarding progress of their settlement negotiations with the IRS on or before October 22, 2020.

Due to the uncertainty associated with determining our liability for the asserted taxes and penalties, if any, and to our inability to ascertain with any reasonable degree of likelihood, as of the date of this report, the outcome of the IRS appeals process, we have not recorded an estimate for its potential liability, if any, associated with these taxes. On August 22, 2018, Richard Estalella filed an action against us and two other defendants in the Colorado District Court for the County of Denver, seeking damages arising out of the IRS’s assertion of tax liability and penalties relating to the 2014 restricted stock grants. We have answered Estalella’s complaint, asserted counterclaims against Estalella for his failure to ensure that all withholding taxes were paid in connection with the 2014 restricted stock grants, and filed cross-claims against a valuation firm named in the action for failing to properly value the 2014 restricted stock grants for tax purposes. The Company is waiting on next steps from the court and will continue to vigorously litigate the matter.

4Excelsior Matter

On March 18, 2019, 4Excelsior, a manufacturer of MusclePharm products, filed an action against MusclePharm in the Superior Court of the State of California for the County of Los Angeles, claiming approximately $6.2 million in damages relating to allegedly unpaid invoices, as well as approximately $7.8 million in consequential damages.  On January 27, 2020, MusclePharm filed a counterclaim against 4Excelsior seeking unidentified damages relating to, among other things, 4Excelsior’s failure to fulfill a purchase order.  MusclePharm also moved to strike 4Excelsior’s consequential damages on the grounds that they are unrecoverable under the Uniform Commercial Code.  The court denied that motion, and the action has proceeded to discovery. The Company recognized a liability of $5.0 million (past due invoices plus interest) as of March 31, 2019. Trial has not yet been set, although a Trial Setting Conference has been set for September 21, 2020.

The Company intends to vigorously defend this action.

Nutrablend Matter

On February 27, 2020, Nutrablend, a manufacturer of MusclePharm products, filed an action against MusclePharm in the United States District Court for the Eastern District of California, claiming approximately $3.1 million in allegedly unpaid invoices. These invoices relate to the third and fourth quarter of 2019, and a liability has been recorded in the books for the related periods. Trial has been set for November 17, 2020.

The Company intends to vigorously defend this action.

Item 1A. Risk Factors

The information to be reported under this Item is not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None

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

101**
The following materials from MusclePharm Corporation’s quarterly report on Form 10-Q for the three months ended March 31, 2019 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Statement of Changes in Stockholders’ Deficit; (iv) the Consolidated Statements of Cash Flows; and (v) related notes to these financial statements.

**	Filed herewith
***	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MUSCLEPHARM CORPORATION

Date: August 24, 2020	By:	/s/ Allen Sciarillo
Name: Allen Sciarillo
Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)