Form 10-Q
period 2019-06-30
MusclePharm Corp
filed 2020-08-25
CIK 1415684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2019 or

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

MusclePharm Corporation
Form 10-Q

About this Report

This Form 10-Q relates to the Company’s (as defined below) quarterly period ended June 30, 2019. As previously indicated by the Company, it has been delinquent in its filings with the Securities and Exchange Commission (the “SEC”) and is making this filing after its due date. Simultaneously with making this filing, the Company also is filing its Form 10-K for the fiscal year ended December 31, 2019 and its delinquent filings on Form 10-Q for the quarterly periods ended March 31, 2019 and September 30, 2019. Because this Form 10-Q pertains to the quarterly period ended June 30, 2019, it does not include financial information for more recent periods. Accordingly, please refer to our filings for more recent periods for financial information relating to those periods. The information in this Form 10-Q is expressly qualified by our Form 10-K and Form 10-Qs relating to subsequent periods.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
MusclePharm Corporation
Consolidated Balance Sheets
(In thousands, except share and per share data)

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash	$1,097	$2,317
Accounts receivable, net	7,194	6,273
Inventory	8,524	13,661
Prepaid expenses and other current assets	697	576
Total current assets	17,512	22,827
Property and equipment, net	355	513
Intangible assets, net	836	997
Operating lease right-of-use assets	1,553	—
Other assets	285	264
TOTAL ASSETS	$20,541	$24,601
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Obligation under secured borrowing arrangement	$3,958	$1,285
Line of credit	3,000	1,500
Operating lease liability, current	785	—
Convertible note with a related party, net of discount	17,970	17,940
Accounts payable	24,391	24,797
Accrued and other liabilities	7,149	6,543
Accrued restructuring charges, current	—	493
Total current liabilities	57,253	52,558
Accrued restructuring charges, long-term	—	30
Operating lease liability, long-term	951	—
Other long-term liabilities	170	208
Total liabilities	58,374	52,796
Commitments and contingencies (Note 9)
Stockholders' deficit:
Common stock, par value of $0.001 per share; 100,000,000 shares authorized, 16,679,548 and 16,190,288 shares issued as of June 30, 2019 and December 31, 2018, respectively; 15,803,927 and 15,314,667 shares outstanding as of June 30, 2019 and December 31, 2018, respectively.	15	15
Additional paid-in capital	159,512	158,944
Treasury stock, at cost; 875,621 shares	(10,039)	(10,039)
Accumulated other comprehensive loss	(1)	(238)
Accumulated deficit	(187,320)	(176,877)
TOTAL STOCKHOLDERS’ DEFICIT	(37,833)	(28,195)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$20,541	$24,601

The accompanying notes are an integral part of these Consolidated Financial Statements.

MusclePharm Corporation
Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018 (as restated)	2019	2018 (as restated)
Revenue, net	$22,299	$21,827	$41,074	$46,014
Cost of revenue	20,573	17,117	36,428	36,282
Gross profit	1,726	4,710	4,646	9,732
Operating expenses:
Advertising and promotion	809	879	1,560	1,693
Salaries and benefits	1,894	2,295	3,774	4,449
Selling, general and administrative	2,427	2,670	5,069	5,157
Research and development	215	208	462	420
Professional fees	1,215	626	1,941	1,346
Total operating expenses	6,560	6,678	12,806	13,065
Loss from operations	(4,834)	(1,968)	(8,160)	(3,333)
Other (expense) income:
(Loss) gain on settlement obligation	(105)	2,747	(109)	2,747
Interest and other expense, net	(919)	(1,025)	(2,084)	(2,102)
Loss before provision for income taxes	(5,858)	(246)	(10,353)	(2,688)
Provision for income taxes	26	34	36	103
Net loss	$(5,884)	$(280)	$(10,389)	$(2,791)

Net loss per share, basic and diluted	$(0.38)	$(0.02)	$(0.68)	$(0.19)

Weighted average shares used to compute net loss per share, basic and diluted	15,584,249	14,998,531	15,384,932	14,977,988

The accompanying notes are an integral part of these Consolidated Financial Statements.

MusclePharm Corporation
Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018 (as restated)	2019	2018 (as restated)
Net loss	$(5,884)	$(280)	$(10,389)	$(2,791)
Other comprehensive loss:
Change in foreign currency translation adjustment	4	(23)	183	(15)
Comprehensive loss	$(5,880)	$(303)	$10,206)	$(2,806)

The accompanying notes are an integral part of these Consolidated Financial Statements.

MusclePharm Corporation
Consolidated Statements of Changes in Stockholders’ Deficit
(In thousands, except share data)
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Deficit
Balance—December 31, 2017 (as restated)	14,983,554	$14	$158,396	$(10,039)	$(150)	$(165,069)	$(16,848)
Adjustment due to adoption of ASC 606 (Note 2)						(1,053)	(1,053)
Balance—December 31, 2017 (as restated)	14,983,554	$14	$158,396	$(10,039)	$(150)	$(166,122)	(17,901)
Stock-based compensation for issuance and amortization of restricted stock awards to employees, executives, and directors	—	—	121	—	—	—	121
Stock-based compensation for issuance of stock options to an executive and a director	—	—	16	—	—	—	16
Issuance of shares of common stock related to the payment of interest on a related party note	81,113	—	53	—	—	—	53
Change in foreign currency translation adjustment	—	—	—	—	8	—	8
Net loss	—	—	—	—	—	(2,511)	(2,511)
Balance—March 31, 2018 (as restated)	15,064,667	$14	$158,586	$(10,039)	$(142)	$(168,633)	$(20,214)
Stock-based compensation for issuance and amortization of restricted stock awards to employees, executives, and directors	—	1	120	—	—	—	121
Change in foreign currency translation adjustment	—	—	—	—	(23)	—	(23)
Net loss	—	—	—	—	—	(280)	(280)
Balance—June 30, 2018 (as restated)	15,064,667	$15	$158,706	$(10,039)	$(165)	$(168,913)	$(20,396)

The accompanying notes are an integral part of these Consolidated Financial Statements.

MusclePharm Corporation
Consolidated Statements of Changes in Stockholders’ Deficit
(In thousands, except share data)
(Unaudited)

			Additional		Accumulated Other	Total
	Common Stock		Paid-in	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Loss	Deficit	Deficit

Balance—December 31, 2018	15,314,667	$15	$158,944	$(10,039)	$(238)	$(176,877)	$(28,195)
Stock-based compensation for issuance and amortization of restricted stock awards to employees, executives, and directors	—	—	65	—	—	—	65
Issuance of common stock related to the payment of advertising services	336,113	—	96	—	—	—	96
Change in foreign currency translation adjustment	—	—	—	—	233	(54)	179
Net loss	—	—	—	—	—	(4,505)	(4,505)
Balance—March 31, 2019	15,650,780	$15	$159,105	$(10,039)	$(5)	$(181,436)	$(32,360)
Stock-based compensation for issuance and amortization of restricted stock awards to employees, executives, and directors	—	—	63	—	—	—	63
Issuance of shares of common stock related to the payment of advertising services	153,147	—	344	—	—	—	344
Change in foreign currency translation adjustment	—	—	—	—	4	—	4
Net loss	—	—	—	—	—	(5,884)	(5,884)
Balance—June 30, 2019	15,803,927	$15	$159,512	$(10,039)	$(1)	$(187,320)	$(37,833)

The accompanying notes are an integral part of these Consolidated Financial Statements.

MusclePharm Corporation
Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Six Months Ended June 30,
	2019	2018 (as restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,389)	$(2,791)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	194	286
Amortization of intangible assets	160	160
Bad debt expense	273	414
Loss on disposal of property and equipment	5	—
Amortization of debt discount	30	30
Inventory provision	373	36
Stock-based compensation	127	257
Issuance of common stock to non-employees	440	—
Write off of cumulative translation adjustments	175	—
Changes in operating assets and liabilities:
Accounts receivable	(1,195)	979
Inventory	4,764	(2,156)
Prepaid expenses and other current assets	(119)	(402)
Other assets	357	(15)
Accounts payable and accrued liabilities	(527)	3,234
Accrued restructuring charges	—	(71)
Net cash used in operating activities	(5,332)	(39)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(13)	(73)
Net cash used in investing activities	$(13)	$(73)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	1,500	—
Payments on line of credit	—	(1,000)
Proceeds from secured borrowing arrangement, net of reserves	19,364	23,785
Payments on secured borrowing arrangement, net of fees	(16,691)	(26,383)
Repayment of finance lease obligations	(57)	(69)
Net cash provided by (used in) financing activities	4,116	(3,667)
Effect of exchange rate changes on cash	9	(7)
NET CHANGE IN CASH	(1,220)	(3,786)
CASH — BEGINNING OF PERIOD	2,317	6,228
CASH — END OF PERIOD	$1,097	$2,442
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$562	$1,936
Cash paid for taxes	$41	$69
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Property and equipment acquired in conjunction with finance leases	$29	$—
Purchase of property and equipment included in current liabilities	$—	$4
Operating lease right-of-use assets and lease obligations (ASC 842)	$2,117	$—
Interest paid through issuance of shares of common stock	$—	$53

The accompanying notes are an integral part of these Consolidated Financial Statements.

MusclePharm Corporation
Notes to Consolidated Financial Statements
(Unaudited)

Note 1. Description of Business

Description of Business

MusclePharm Corporation was incorporated in Nevada in 2006. Except as otherwise indicated herein or the context requires otherwise, the terms “MusclePharm,” the “Company,” “we,” “our” and “us” refer to MusclePharm Corporation and its subsidiaries. The Company is a scientifically-driven, performance lifestyle company that develops, manufactures, markets and distributes branded sports nutrition products and nutritional supplements. Our portfolio of recognized brands, including MusclePharm® and FitMiss®, is marketed and sold in more than 100 countries globally. The Company is headquartered in Burbank, California and, as of June 30, 2019, had the following wholly-owned operating subsidiaries: MusclePharm Canada Enterprises Corp., MusclePharm Ireland Limited and MusclePharm Australia Pty Limited.

The Company has incurred significant losses and experienced negative cash flows since inception. As of June 30, 2019, the Company had cash of $1.1 million, a decline of $1.2 million from the December 31, 2018 balance of $2.3 million. As of June 30, 2019, we had a working capital deficit of $39.7 million, a stockholders’ deficit of $37.8 million and an accumulated deficit of $187.3 million resulting from recurring losses from operations. As a result of our history of losses and financial condition, there is substantial doubt about our ability to continue as a going concern. For financial information concerning more recent periods, see our reports for such periods filed with the Securities and Exchange Commission.

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

Unaudited Interim Financial Information

The accompanying unaudited interim Consolidated Financial Statements have been prepared in accordance with GAAP and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and notes required by GAAP for complete financial statements. The Company’s management believes the unaudited interim Consolidated Financial Statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position as of June 30, 2019, results of operations for the three and six months ended June 30, 2019 and 2018, and cash flows for the six months ended June 30, 2019 and 2018. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the year ended December 31, 2019.

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

The Company expenses incremental direct costs of obtaining a contract (broker commissions) when the related sale takes place, since the amortization period of the commissions paid for the sale of products is less than a year. These costs are recorded in “Selling, general and administrative” expense in the accompanying consolidated statements of operations.

The Company accounts for shipping and handling costs as fulfillment activities which are therefore recognized upon shipment of the goods. Shipping and handling costs related to inbound purchases of raw material and finished goods are included in cost of revenues in our consolidated statements of operations. For the six months ended June 30, 2019 and 2018, the Company incurred $0.6 million and $1.1 million, respectively, of inbound shipping and handling costs. Shipping and handling costs related to shipments to our customers is included in “Selling, general and administrative” expense in our consolidated statements of operations. For both the six months ended June 30, 2019 and 2018, the Company incurred $2.1 million, of shipping and handling costs related to shipments to our customers.

The Company excludes from its revenue any amounts collected from customers for sales (and similar) taxes. During the six months ended June 30, 2019 and 2018, the Company recorded discounts, and to a lesser degree, sales returns, totaling $15.5 million and $15.8 million, respectively, which accounted for 27% and 26% of gross revenue in each period, respectively.

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

Significant customers are those that represent more than 10% of the Company’s net revenue or accounts receivable for each period presented. For each significant customer, percentage of net revenue and accounts receivable are as follows:

	Percentage of Net Revenue for the		Percentage of Net Revenue for the
	Three Months Ended June 30,		Six Months Ended June 30,		Percentage of Net Accounts Receivable as of
	2019	2018 (as restated)	2019	2018 (as restated)	June 30, 2019	December 31, 2018
Customers
Costco	39%	22%	33%	30%	14%	16%
Amazon	12%	13%	12%	*	21%	22%
iHerb	15%	12%	15%	*	19%	*

* Represents less than 10% of net revenue or net accounts receivable.

The Company uses a limited number of non-affiliated suppliers for contract manufacturing of its products.

The Company had the following concentration of purchases with contract manufacturers:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018 (as restated)	2019	2018 (as restated)
Vendor
Nutra Blend	35%	*	28%	17%
S.K. Laboratories	43%	26%	41%	24%
4Excelsior	*	30%	*	24%
Bakery Barn	*	14%	*	14%
Prinova	*	16%	*	16%

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

Note 3. Fair Value of Financial Instruments

Management believes the fair values of the Company’s debt obligations approximate carrying value because the debts carry market rates of interest available to the Company. As of June 30, 2019, and December 31, 2018, the Company held no assets or liabilities that required re-measurement at fair value on a recurring basis.

Purchase Commitment

Upon the completion of the sale of a former subsidiary, BioZone Laboratories Inc. (“Biozone”), on May 9, 2016, the Company entered into a manufacturing and supply agreement whereby the Company agreed to minimum purchase requirements of products from BioZone over a three-year period. The Company fell below the requirements, and as a result, the Company reserved a total amount of $0.7 million an amount to cover the estimated purchase commitment shortfall during the year ended December 31, 2018, which remained unchanged during the six months ended June 30, 2019. In July 2019, the Company settled this matter through the payment of $0.6 million and the issuance of 150,000 shares of the Company’s common stock, which was valued at $60,000 on the settlement date.

Note 4. Restructuring

As part of an effort to better focus and align the Company’s resources toward profitable growth, on August 24, 2015, the Board authorized the Company to undertake steps to commence a restructuring of the business and operations, which concluded during the third quarter of 2016.

As of December 31, 2018, the Company had a balance of $0.4 million, representing contract termination costs and $0.1 million representing abandoned lease facilities. As of June 30, 2019, the Company had made payments to settle all the outstanding contract termination costs. As a result of the adoption of the new lease standards, the restructuring liability for the company’s abandoned lease facilities was used to reduce the ROU asset, in accordance with the new standards. See additional information in “Note 6. Leases.”

Note 5. Balance Sheet Components

Inventory

Inventory consisted solely of finished goods and raw materials, used to manufacture our products at one of our co-manufacturers as of June 30, 2019 and December 31, 2018.

The Company records charges for obsolete and slow-moving inventory based on the age of the product as determined by the expiration date or otherwise determined to be obsolete. Products within one year of their expiration dates are considered for write-off purposes. Historically, the Company has had minimal returns with established customers. Other than write-off of inventory during restructuring activities, the Company incurred insignificant inventory write-offs during each of the six months ended June 30, 2019 and 2018. Inventory write-downs, once established, are not reversed as they establish a new cost basis for the inventory.

Property and Equipment

Property and equipment consisted of the following as of June 30, 2019 and December 31, 2018 (in thousands):

	As of June 30, 2019	As of December 31, 2018
Furniture, fixtures, and equipment	$2,586	$3,511
Leasehold improvements	236	236
Vehicles	39	39
Displays	453	453
Website	497	497
Property and equipment, gross	3,811	4,736
Less: accumulated depreciation and amortization	(3,456)	(4,223)
Property and equipment, net	$355	$513

Depreciation and amortization expense related to property and equipment was $77,000 and $0.1 million for the three months ended June 30, 2019 and 2018, respectively. Depreciation and amortization expense was $0.2 million and $0.3 million for the six months ended June 30, 2019 and 2018, respectively. Depreciation and amortization expense is included in “Selling, general, and administrative” expense in the accompanying consolidated statements of operations.

Intangible Assets

Intangible assets consisted of the following (in thousands):

	As of June 30, 2019
	Gross Value	Accumulated Amortization	Net Carrying Value	Remaining Weighted- Average Useful Lives (years)
Amortized Intangible Assets
Brand (apparel rights)	$2,244	$(1,408)	$836	2.6
Total intangible assets	$2,244	$(1,408)	$836

	As of December 31, 2018
	Gross Value	Accumulated Amortization	Net Carrying Value	Remaining Weighted- Average Useful Lives (years)
Amortized Intangible Assets
Brand (apparel rights)	$2,244	$(1,247)	$997	3.1
Total intangible assets	$2,244	$(1,247)	$997

Intangible assets amortization expense was $0.1 million for each of the three months ended June 30, 2019 and 2018, respectively. Intangible assets amortization expense was $0.2 million for each of the six months ended June 30, 2019 and 2018, respectively. Intangible assets amortization expense is included in “Selling, general, and administrative” expense in the accompanying consolidated statements of operations.

As of June 30, 2019, the estimated future amortization expense of intangible assets is as follows (in thousands):

For the Year Ending December 31,
Remainder of 2019	$160
2020	320
2021	320
2022	36
Total amortization expense	$836

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

Supplemental balance sheet information related to leases was as follows (in thousands):

	Balance Sheet Classification	June 30, 2019
Assets
Operating	ROU assets, net	$1,553
Finance	Property and equipment, net	117
Total Assets		1,670

Liabilities
Current liabilities:
Operating	Operating lease liability - current	$785
Finance	Current accrued liability	115
Total current liabilities		900

Non-current liabilities:
Operating	Operating lease liability - long term	951
Finance	Other long term liabilities	2
Total non-current liabilities		953
Total lease liabilities	$1,853

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

The components of lease cost for operating and finance leases for the three and six months ended June 30, 2019 were as follows (in thousands):

	Income Statement Classification	Three months ended June 30, 2019	Six months ended June 30, 2019
Operating lease cost	Selling, general and administrative	$272	$521

Finance lease cost:
Amortization of ROU asset	Selling, general and administrative	31	58
Interest on lease liabilities	Selling, general and administrative	2	3
Total finance lease cost		33	61

Variable lease payments	Selling, general and administrative	50	114
Sublease income	Other income	(90)	(189)

Total lease cost		$265	$507

The Company had no short-term leases as of June 30, 2019. The Company’s leases do not provide an implicit rate; therefore, the Company uses its incremental borrowing rate based on the information available at the effective date in determining the present value of future payments for those leases.

Supplemental cash flow information related to leases was as follows:

Six months ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities (in thousands):
Operating cash flows from operating leases	$382
Operating cash flows from finance leases	3
Financing cash flows from finance leases	57

The weighted average remaining lease term was as follows:
Operating leases (in years)	2.5
Finance leases (in years)	1.0
The weighted average discount rate was as follows:
Operating leases	18%
Finance leases	5%

The maturities of lease liabilities at June 30, 2019 were as follows (in thousands):

	Operating	Finance

Remaining six months of the year ending 2019	$530	$65
2020	808	55
2021	481	—
2022	369	—
Thereafter	—	—
Total future undiscounted lease payments	2,188	120
Less amounts representing interest	(452)	(3)
Present value of lease liabilities	$1,736	$117

 Note 7. Interest and other expense, net

For the three and six months ended June 30, 2019 and 2018, “Interest and other expense, net” consisted of the following (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018 (as restated)	2019	2018 (as restated)

Interest expense, related party	$(538)	$(553)	$(1,070)	$(1,094)
Interest expense, related party debt discount	(15)	(15)	(30)	(30)
Interest expense, other	(164)	(65)	(457)	(132)
Interest expense, secured borrowing arrangement	(280)	(309)	(505)	(655)
Foreign currency transaction loss	(13)	(80)	(213)	(193)
Other	91	(3)	191	2
Total interest and other expense, net	$(919)	$(1,025)	$(2,084)	$(2,102)

“Other” for 2019 includes sublease income and interest income.

Note 8. Debt

As of June 30, 2019 and December 31, 2018, the Company’s debt consisted of the following (in thousands):

	As of June 30, 2019	As of December 31,2018
Refinanced convertible note, related party	$18,000	$18,000
Obligations under secured borrowing arrangement	3,958	1,285
Line of credit – inventory financing	3,000	1,500
Unamortized debt discount, related party	(30)	(60)
Total debt	24,928	20,725
Less: current portion	(24,928)	(20,725)
Long term debt	$—	$—

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

For each of the three months ended June 30, 2019 and 2018, interest expense, including the amortization of debt discount, related to the related party convertible secured promissory notes was $0.6 million. During the three months ended June 30, 2019, no interest was paid in cash to Mr. Drexler. During the three months ended June 30, 2018, $0.5 million in interest was paid in cash to Mr. Drexler.

For the six months ended June 30, 2019 and 2018, interest expense, including the amortization of debt discount, related to the related party convertible secured promissory notes was $1.1 million and $1.2 million, respectively. During the six months ended June 30, 2019 and 2018, $0.4 million and $0.9 million, respectively, in interest was paid in cash to Mr. Drexler.

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

The Revolving Note contains customary events of default, including, among others, the failure by the Company to make a payment of principal or interest when due. Following an event of default, Mr. Drexler is entitled to accelerate the entire indebtedness under the Revolving Note. The Revolving Note also contains customary restrictions on the ability of the Company to, among other things, grant liens or incur indebtedness other than certain obligations incurred in the ordinary course of business. The restrictions are also subject to certain additional qualifications and carveouts. The Revolving Note is subordinated to certain other indebtedness of the Company held by Crossroads Financial Group, LLC (“Crossroads”).

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

Line of Credit - Inventory Financing

On October 6, 2017, the Company entered into a Loan and Security Agreement (“Security Agreement”) with Crossroads. Pursuant to the Security Agreement, the Company may borrow up to 70% of its Inventory Cost or up to 75% of Net Orderly Liquidation Value (each as defined in the Security Agreement), up to a maximum amount of $3.0 million at an interest rate of 1.5% per month, subject to a minimum monthly fee of $22,500. Subsequent to the end of 2017, the maximum amount was increased to $4.0 million. The term of the Security Agreement automatically extends in one-year increments, unless earlier terminated pursuant to the terms of the Security Agreement.

The Security Agreement contains customary events of default, including, among others, the failure to make payments on amounts owed when due, default under any other material agreement or the departure of Mr. Drexler. The Security Agreement also contains customary restrictions on the ability of the Company to, among other things, grant liens, incur debt and transfer assets. Under the Security Agreement, the Company agreed to grant Crossroads a security interest in all of the Company’s present and future accounts, chattel paper, goods (including inventory and equipment), instruments, investment property, documents, general intangibles, intangibles, letter of credit rights, commercial tort claims, deposit accounts, supporting obligations, documents, records and the proceeds thereof. As of June 30, 2019, and December 31, 2018, we owed Crossroads $3.0 million and $1.5 million, respectively.

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

Secured Borrowing Arrangement

In January 2016, the Company entered into a Purchase and Sale Agreement (the “Purchase and Sale Agreement”) with Prestige Capital Corporation (“Prestige”) pursuant to which the Company agreed to sell and assign and Prestige agreed to buy and accept, certain accounts receivable owed to the Company (“Accounts”). Under the terms of the Purchase and Sale Agreement, upon the receipt and acceptance of each assignment of Accounts, Prestige will pay the Company 80% of the net face amount of the assigned Accounts, up to a maximum total borrowing of $12.5 million subject to sufficient amounts of accounts receivable to secure the loan. The remaining 20% will be paid to the Company upon collection of the assigned Accounts, less any chargebacks (including chargebacks for any customer amounts that remain outstanding for over 90 days), disputes, or other amounts due to Prestige. Prestige’s purchase of the assigned Accounts from the Company will be at a discount fee which varies from 0.7% to 4%, based on the number of days outstanding from the assignment of Accounts to collection of the assigned Accounts. In addition, the Company granted Prestige a continuing security interest in and lien upon all accounts receivable, inventory, fixed assets, general intangibles, and other assets. Prestige will have no recourse against the Company if payments are not made due to the insolvency of an account debtor within 90 days of invoice date, with the exception of international and certain domestic customers. The Purchase and Sale Agreement’s term was extended to April 1, 2020 at which point the term now renews automatically for successive one-year periods unless either party receives written notice of cancellation from the other, at minimum, thirty days prior to the expiration date. As of June 30, 2019, and December 31, 2018, the Company had outstanding borrowings of approximately $4.4 million and $1.3 million, respectively.

During the three months ended June 30, 2019 and 2018, the Company assigned to Prestige, accounts with an aggregate face amount of approximately $13.6 million and $12.9 million, respectively, for which Prestige paid to the Company approximately $10.9 million and $10.3 million, respectively, in cash. During the three months ended June 30, 2019 and 2018, $10.4 million and $13.1 million, respectively, was repaid to Prestige, including fees and interest.

During the six months ended June 30, 2019 and 2018, the Company assigned to Prestige accounts with an aggregate face amount of approximately $24.2 million and $29.7 million, respectively, for which Prestige paid to the Company approximately $19.4 million and $23.8 million, respectively, in cash. During the six months ended June 30, 2019 and 2018, $16.7 million and $26.4 million, respectively, was repaid to Prestige, including fees and interest.

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

Purchase Commitment

Upon the completion of the sale of a former subsidiary, BioZone on May 9, 2016, the Company entered into a manufacturing and supply agreement whereby the Company agreed to minimum purchase requirements of products from BioZone over a three-year period. The Company fell below the requirements, and as a result, the Company reserved a total amount of $0.7 million to cover the estimated purchase commitment shortfall during the year ended December 31, 2018, which remained unchanged during the six months ended June 30, 2019. In July 2019, the Company settled this matter through the payment of $0.6 million and the issuance of 150,000 shares of the Company’s common stock, which was valued at $60,000 on the settlement date.

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

During the three months ended June 30, 2019 and 2018, the Company recorded a charge of $29,000 and $60,000, respectively, and during the six months ended June 30, 2019 and 2018, the Company recorded a charge of $58,000 and $121,000, respectively. This charge, representing imputed interest, is included in “Interest and other expense, net” in the Company’s consolidated statements of operations.

Former Executive Lawsuit

The Company was engaged in a dispute with Mr. Richard Estalella (“Estalella”) concerning amounts allegedly owed by the Company under an employment agreement with Estalella. Estalella was seeking certain equitable relief and unspecified damages. On May 7, 2018, the Court vacated the trial in contemplation of the parties’ settlement of this matter.

On June 19, 2018, the Company approved a settlement agreement (the “Estalella Settlement Agreement”) with Estalella, concerning amounts allegedly owed by the Company under an employment agreement with Estalella (the “Employment Litigation”). The Estalella Settlement Agreement represents a full and final settlement of the Employment Litigation. Under the terms of the agreement, the Company agreed to pay Estalella a sum of $0.93 million consisting of a $0.33 million initial payment that was made in July 2018, and subsequent payments of $0.15 million installments to be paid within 90, 180, 270 and 360 days of the initial payment, respectively. As of June 30, 2019, all outstanding payments had been fully paid.

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

United World Wrestling Arbitration

In November 2017, United World Wrestling (“UWW”), an amateur wrestling governing body, initiated arbitration against the Company before the Court of Arbitration for Sport in Lausanne, Switzerland (“CAS”), alleging that the Company owed it $0.6 million, comprised of a $0.4 million sponsorship fee plus accrued interest, under the terms of a 2015 sponsorship agreement. In September 2018, the CAS issued an order and decision in UWW’s favor for $0.4 million, plus interest at 12% per annum, as well as attorney’s fees in the amount of 5,000 Swiss Francs. On January 25, 2019, the two parties reached a settlement agreement for $0.4 million, which had been recorded as an accrued expense as of December 31, 2018. As of June 30, 2019, all amounts owed to UWW had been paid.

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

Contingencies

In the normal course of business or otherwise, the Company may become involved in legal proceedings. The Company will accrue a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. The accrual for a litigation loss contingency might include, for example, estimates of potential damages, outside legal fees and other directly related costs expected to be incurred. The Company provides disclosures for material contingencies when there is a reasonable possibility that a loss or an additional loss may be incurred. In assessing whether a loss is a reasonable possibility, the Company may consider the following factors, among others: the nature of the litigation, claim or assessment, available information, opinions or views of legal counsel and other advisors, and the experience gained from similar cases. As of June 30, 2019, the Company was involved in the following material legal proceedings described below.

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

The Company intends to vigorously pursue its defenses on appeal.

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

The Company’s counsel has submitted a formal protest to the IRS disputing on several grounds all of the proposed adjustments and penalties on the Company’s behalf, and the Company has been pursuing this matter vigorously through the IRS appeal process. An Appeals Conference was held with the IRS in Denver, Colorado on July 31, 2019. At the conference, the Company made substantial arguments challenging the IRS’s claims for employment taxes and penalties. On December 16, 2019, a further Appeals Conference was held with the IRS by telephone. At the telephone conference, the Appeals Officer confirmed that he agreed with the Company’s argument that the failure to deposit penalties should be conceded by the IRS. The failure to deposit penalties total about $2 million. Thus, with this concession, the IRS’s claims have been reduced from approximately $7.3 million to about $5.3 million.

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

4Excelsior Matter

On March 18, 2019, 4Excelsior, a manufacturer of MusclePharm products, filed an action against MusclePharm in the Superior Court of the State of California for the County of Los Angeles, claiming approximately $6.2 million in damages relating to allegedly unpaid invoices, as well as approximately $7.8 million in consequential damages.  On January 27, 2020, MusclePharm filed a counterclaim against 4Excelsior seeking unidentified damages relating to, among other things, 4Excelsior’s failure to fulfill a purchase order.  MusclePharm also moved to strike 4Excelsior’s consequential damages on the grounds that they are unrecoverable under the Uniform Commercial Code.  The court denied that motion, and the action has proceeded to discovery. The Company recognized a liability of $5.1 million (past due invoices plus interest) as of June 30, 2019. Trial has not yet been set, although a Trial Setting Conference has been set for September 21, 2020.

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

Note 10. Stockholders’ Deficit

Common Stock

The fair value of all stock issuances is based upon the quoted closing trading price on the date of issuance. Common stock outstanding as of June 30, 2019 and December 31, 2018 includes shares legally outstanding even if subject to future vesting. For the six months ended June 30, 2019, the Company had the following transactions related to its common stock, including restricted stock awards (in thousands, except share and per share data):

Transaction Type	Quantity (Shares)	Valuation	Range of Value per Share
Stock issued for advertising services	489,260	$440	$0.90
Total	489,260	$440	$0.90

For the six months ended June 30, 2018, the Company had the following transactions related to its common stock including restricted stock awards (in thousands, except share and per share data):

Transaction Type	Quantity (Shares)	Valuation	Range of Value per Share
Stock issued to related party for interest	81,113	$53	$0.65
Total	81,113	$53	$0.65

Warrants

For the six months ended June 30, 2019 and 2018, the Company did not issue any warrants. As of both June 30, 2019 and 2018, the Company had outstanding warrants of 1,389,378 shares.

Treasury Stock

For the six months ended June 30, 2019 and 2018, the Company did not repurchase any shares of its common stock and held 875,621 shares in treasury as of both June 30, 2019 and 2018.

Note 11. Stock-Based Compensation

Restricted Stock

The Company’s stock-based compensation for the three and six months ended June 30, 2019 and 2018 consisted primarily of restricted stock awards. The activity of restricted stock awards granted to employees, executives and Board members during the six months ended June 30, 2019 was as follows:

	Unvested Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance – December 31, 2018	197,500	$1.05
Granted	—	—
Vested	(135,000)	1.07
Unvested balance – June 30, 2019	62,500	1.00

There were no restricted stock awards granted during the three and six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, there was no unrecognized expense for unvested restricted stock awards.

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

 Stock Options Summary Table

The following table describes the total options outstanding, granted, exercised, expired and forfeited as of and during the six months ended June 30, 2019. Shares obtained from the exercise of our options are subject to various trading restrictions.

	Options Pursuant to the 2015 Plan	Weighted Average Exercise Price Per Share	Weighted Average Fair Value of Options	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Issued and outstanding as of December 31, 2018	171,703	$1.89	$1.72	7.17	—
Granted	—	—	—	—	—
Exercised	—	—	—	—	—
Forfeited	—	—	—	—	—
Issued and outstanding as of June 30, 2019	171,703	$1.89	$1.72	6.67	—
Exercisable as of June 30, 2019	171,703	$1.89	$1.72	6.67	—

For the three and six months ended June 30, 2019, the Company recorded no stock compensation expense related to options. For the three months ended June 30, 2018, the Company recorded no stock compensation expense related to options. For the six months ended June 30, 2018, the Company recorded stock compensation expense of $16,000 related to options.

Note 12. Net Loss per Share

Basic net loss per share is computed by dividing net loss for the period by the weighted average number of shares of common stock outstanding during each period. There was no dilutive effect for the outstanding potentially dilutive securities for the three and six months ended June 30, 2019 or the three and six months ended June 30 2018, as the Company reported a net loss for all periods.

The following table sets forth the computation of the Company’s basic and diluted net loss per share for the periods presented (in thousands, except share and per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018 (as restated)	2019	2018 (as restated)
Net loss	$(5,884)	$(280)	$(10,389)	$(2,791)
Weighted average common shares used in computing net loss per share, basic and diluted	15,584,249	14,998,531	15,384,932	14,977,988
Net loss per share, basic and diluted	$(0.38)	$(0.02)	$(0.68)	$(0.19)

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

There was no dilutive effect for the outstanding awards for the three and six months ended June 30, 2019 and 2018, as the Company reported a net loss for both periods. However, if the Company had net income for the three and six months ended June 30, 2019, the potentially dilutive securities included in the earnings per share computation would have been 17,839,797. If the Company had net income for the three and six months ended June 30, 2018, the potentially dilutive securities included in the earnings per share computation would have been 17,837,718.

Total outstanding potentially dilutive securities were comprised of the following:

	As of June 30,
	2019	2018 (as restated)
Stock options	171,703	171,703
Warrants	1,389,378	1,389,378
Unvested restricted stock	62,500	60,421
Convertible notes	16,216,216	16,216,216
Total common stock equivalents	17,839,797	17,837,718

Note 13. Income Taxes

The Company recorded a tax provision of $26,000 and $34,000 for the three months ended June 30, 2019 and 2018, respectively, and $36,000 and $103,000 for the six months ended June 30, 2019 and 2018, respectively.

Income taxes are provided for the tax effects of transactions reported in the consolidated financial statements and consist of taxes currently due. Deferred taxes relate to differences between the basis of assets and liabilities for financial and income tax reporting which will be either taxable or deductible when the assets or liabilities are recovered or settled. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has established a full valuation allowance as it is more likely than not that the tax benefits will not be realized as of June 30, 2019.

Utilization of net operating losses and R&D credits may be limited due to potential owenership changes under Section 382 of the IRS Code. The Company s currently undergoing a review of its net operating losses in connection with the conversion of Mr. Drexler's convertible note in September 2019. It is anticipated that the ulitization of the net operating losses carry-forwards may be limited as a result of the conversion. These pre-2018 net operating loss carry-forwards and dederal R&D credits have expiration dates starting in 2025 through 2037.

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

Revenue, net by geography is based on the company addresses of the customers. The following table sets forth revenue, net by geographic area (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018 (as restated)	2019	2018 (as restated)
Revenue, net:
United States	$16,179	$12,690	$29,166	$26,389
International	6,120	9,137	11,908	19,625
Total revenue, net	$22,299	$21,827	$41,074	$46,014

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
Other period-end expenses cutoff

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

June 30, 2018 Restatements (Unaudited)

As of and for the three and six months ended June 30, 2018, the Company recorded the following restatement adjustments and charges (in thousands):

The unaudited restated consolidated balance sheets as of June 30, 2018 is presented below (in thousands, except per share data):

Impact on consolidated statements of operations for the three months ended June 30, 2018 - increase (decrease):

●
Revenue, net:
Sales cutoff – ($2,283)
Correction of estimate of expected value of customer credits – $818
Reclassification of payments to customers – ($3,799)
Recognizing revenue on a net versus gross basis– ($13)
●
Cost of revenue:
Sales cutoff – ($1,884)
Accrual for rebate receivable – ($180)
Recognizing revenue on a net versus gross basis– ($13)
Reclassification of advertising expenses directly related to product sales - $242
●
Advertising and promotion:
Reclassification of payments to customers – ($3,794)
Reclassification of advertising expenses directly related to product sales and commissions – ($318)
●
Selling, general and administrative:
Depreciation expense for facility relocation – ($56)
Reclassification of payments to customers – ($5)
Reclassification of advertising expenses representing commissions - $77
●
Interest and other expense, net: adjusted debt discount amortization – ($140)
●
Net Loss – ($794)

Impact on consolidated statements of operations for the six months ended June 30, 2018 - increase (decrease):

●
Revenue, net:
Reversal of December 31, 2017 accrual for credits – $1,281
Sales cutoff – ($1,738)
Correction of estimate of expected value of customer credits – ($754)
Reclassification of payments to customers – ($6,383)
Recognizing revenue on a net versus gross basis– ($43)
●
Cost of revenue:
Reversal of December 31, 2017 purchase price variance - $154
Sales cutoff – ($1,108)
Accrual for rebate receivable – ($350)
Recognizing revenue on a net versus gross basis– ($43)
Reclassification of advertising expenses directly related to product sales - $349
●
Advertising and promotion:
Reversal of December 31, 2017 accrual for credits - ($90)
Reclassification of payments to customers – ($6,376)
Sales cutoff – $3
Reclassification of advertising expenses directly related to product sales and commissions – ($496)
●
Selling, general and administrative:
Reversal of December 31, 2017 accrual for credits – ($72)
Depreciation adjustment for facility relocation – ($112)
Reclassification of payments to customers – ($7)
Reclassification of advertising expenses representing commissions - $148

●
Professional fees: reversal of December 2017 legal over accrual – $148
●
Interest and other expense, net: adjusted debt discount amortization – ($371)
●
Net Loss – ($586)

Impact on consolidated balance sheets - increase (decrease):

●
Accounts receivable, net of allowance for doubtful accounts:
Sales cutoff – ($5,853)
Correction of estimate of expected value of customer credits – ($760)
ASC 606 modified retrospective transition – ($1,053)
●
Inventory: sales cutoff – $3,942
●
Property and equipment, net: depreciation adjustment for facility relocation – ($800)
●
Prepaid expenses and other assets: accrual for rebate receivable – $346
●
Accounts payable: sales cutoff – ($5)
●
Accrued liabilities: payroll tax adjustment on restricted stock – ($231)
●
Convertible note with a related party, net of discount: debt discount adjustment net of amortization – $839
●
Additional paid-in capital: debt discount adjustment – ($1,212)
●
Accumulated Deficit – $3,569

The unaudited restated consolidated balance sheets as of June 30, 2018 is presented below (in thousands, except per share data):

	June 30, 2018
	As Previously Reported	Restatement Adjustments	Restated (Unaudited)
ASSETS
Current assets:
Cash	$2,442	$—	$2,442
Accounts receivable, net of allowance for doubtful accounts of $1,556 as of June 30, 2018	16,278	(7,666)	8,612
Inventory	7,651	3,942	11,593
Prepaid expenses and other current assets	1,140	346	1,486
Total current assets	27,511	(3,378)	24,133
Property and equipment, net	1,491	(800)	691
Intangible assets, net	1,157	—	1,157
Other assets	238	—	238
TOTAL ASSETS	$30,397	$(4,178)	$26,219
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Obligation under secured borrowing arrangement	$2,787	$—	$2,787
Line of credit	2,000	—	2,000
Accounts payable	16,562	(5)	16,557
Accrued liabilities	5,700	(231)	5,469
Accrued restructuring charges, current	564	—	564
Total current liabilities	27,613	(236)	27,377
Convertible note with a related party, net of discount	17,071	839	17,910
Accrued restructuring charges, long-term	80	—	80
Other long-term liabilities	1,248	—	1,248
Total liabilities	46,012	603	46,615
Commitments and contingencies (Note 9)
Stockholders' deficit:
Common stock, par value of $0.001 per share; 100,000,000 shares authorized 15,940,288; shares issued as of June 30, 2018; 15,064,667 shares outstanding as of June 30, 2018	15	—	15
Additional paid-in capital	159,918	(1,212)	158,706
Treasury stock, at cost; 875,621 shares	(10,039)	—	(10,039)
Accumulated other comprehensive loss	(165)	—	(165)
Accumulated deficit	(165,344)	(3,569)	(168,913)
TOTAL STOCKHOLDERS’ DEFICIT	(15,615)	(4,781)	(20,396)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$30,397	$(4,178)	$26,219

The unaudited restated quarterly consolidated statements of operations for the three months ended June 30, 2018 is presented below (in thousands, except per share data):

	Three Months Ended June 30, 2018
	As Previously Reported	Restatement Adjustments	Restated (Unaudited)
Revenue, net	$27,104	$(5,277)	$21,827
Cost of revenue	18,952	(1,835)	17,117
Gross profit	8,152	(3,442)	4,710
Operating expenses:
Advertising and promotion	4,991	(4,112)	879
Salaries and benefits	2,295	—	2,295
Selling, general and administrative	2,654	16	2,670
Research and development	208	—	208
Professional fees	626	—	626
Total operating expenses	10,774	(4,096)	6,678
Loss from operations	(2,622)	654	(1,968)
Other (expense) income:
Gain on settlement of obligation	2,747	—	2,747
Interest and other expense, net	(1,165)	140	(1,025)
Loss before provision for income taxes	(1,040)	794	(246)
Provision for income taxes	34	—	34
Net loss	$(1,074)	$794	$(280)

Net loss per share, basic and diluted	$(0.07)	$0.05	$(0.02)

Weighted average shares used to compute net loss per share, basic and diluted	14,701,473	297,058	14,998,531

The unaudited restated consolidated statements of operations for the six months ended June 30, 2018 is presented below (in thousands, except per share data):

	Six Months Ended June 30, 2018
	As Previously Reported	Restatement Adjustments	Restated (Unaudited)
Revenue, net	$53,651	$(7,637)	$46,014
Cost of revenue	37,280	(998)	36,282
Gross profit	16,371	(6,639)	9,732
Operating expenses:
Advertising and promotion	8,652	(6,959)	1,693
Salaries and benefits	4,449	—	4,449
Selling, general and administrative	5,200	(43)	5,157
Research and development	420	—	420
Professional fees	1,198	148	1,346
Total operating expenses	19,919	(6,854)	13,065
Loss from operations	(3,548)	215	(3,333)
Other (expense) income:
Gain on settlement of obligation	2,747	—	2,747
Interest and other expense, net	(2,473)	371	(2,102)
Loss before provision for income taxes	(3,274)	586	(2,688)
Provision for income taxes	103	—	103
Net loss	$(3,377)	$586	$(2,791)

Net loss per share, basic and diluted	$(0.23)	$0.04	$(0.19)

Weighted average shares used to compute net loss per share, basic and diluted	14,658,812	319,176	14,977,988

The unaudited restated consolidated statements of cash flows for the six months ended June 30, 2018 is presented below (in thousands):

	Six Months Ended June 30, 2018
	As Previously Reported	Restatement Adjustments	Restated (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,377)	$586	$(2,791)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	558	(112)	446
Settlement of obligation	(2,747)	2,747	—
Bad debt expense	414	—	414
Amortization of debt discount	403	(373)	30
Inventory provision	—	36	36
Stock-based compensation	257	—	257
Changes in operating assets and liabilities:
Accounts receivable	(71)	1,050	979
Inventory	(1,169)	(987)	(2,156)
Prepaid expenses and other current assets	(56)	(346)	(402)
Other assets	(15)	—	(15)
Accounts payable and accrued liabilities	5,835	(2,601)	3,234
Accrued restructuring charges	(71)	—	(71)
Net cash used in operating activities	(39)	—	(39)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(73)	—	(73)
Net cash used in investing activities	(73)	—	(73)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on line of credit	(1,000)	—	(1,000)
Proceeds from secured borrowing arrangement, net of reserves	23,785	—	23,785
Payments on secured borrowing arrangement, net of fees	(26,383)	—	(26,383)
Repayment of capital lease obligations	(69)	—	(69)
Net cash used in financing activities	(3,667)	—	(3,667)
Effect of exchange rate changes on cash	(7)	—	(7)
NET CHANGE IN CASH	(3,786)	—	(3,786)
CASH — BEGINNING OF PERIOD	6,228	—	6,228
CASH — END OF PERIOD	$2,442	$—	$2,442
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$1,936	$—	$1,936
Cash paid for taxes	$69	$—	$69
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Property and equipment acquired in conjunction with capital leases	$—	$—	$—
Purchase of property and equipment included in current liabilities	$4	$—	$4
Interest paid through issuance of shares of common stock	$53	$—	$53

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

The Company intends to vigorously pursue its defenses on appeal.

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

Unrecognized Subsequent Events

CARES Act

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act (“CARES” Act). Among the changes to the U.S. federal income tax, the CARES Act restored net operating loss carryback rules that were eliminated by 2017 Tax Cuts and Jobs Act, modified the limit on the deduction for net interest expense and accelerated the timeframe for refunds of AMT credits. Based on an analysis of the impact of the CARES Act, the Company has not identified any overall material effect on the 2018 and 2019 tax liabilities.

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

There are no other events subsequent to June 30, 2019 that have not been described in the accompanying footnotes.

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

COVID-19

Our results of operations are affected by economic conditions, including macroeconomic conditions and levels of business confidence. There continues to be significant volatility and economic uncertainty in many markets and the ongoing COVID-19 pandemic has increased that level of volatility and uncertainty and has created economic disruption. Beginning in April 2020, the Company began to experience a slowdown, which has continued to date, in sales from its retail customers, including its largest customer. This decline has been partially offset by a growth in sales to our largest online customer, although there can be no assurances that such growth will continue, or that the Company will have the financial resources to produce the additional quantities required by this customer. We are actively managing our business to respond to the impact.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2019 to the Three Months Ended June 30, 2018

($ in thousands)	For the Three Months Ended June 30,
	2019	2018 (as restated)	$ Change	% Change

Revenue, net	$22,299	$21,827	$472	2
Cost of revenue	20,573	17,117	3,456	20
Gross profit	1,726	4,710	(2,984)	(63)
Operating expenses:
Advertising and promotion	809	879	(70)	(8)
Salaries and benefits	1,894	2,295	(401)	(17)
Selling, general and administrative	2,427	2,670	(243)	(9)
Research and development	215	208	7	3
Professional fees	1,215	626	589	94
Total operating expenses	6,560	6,678	(118)	(2)
Loss from operations	(4,834)	(1,968)	2,866	146
Other income (expense):
(Loss) gain on settlement of obligation	(105)	2,747	(2,852)	(104)
Interest and other expense, net	(919)	(1,025)	(106)	(10)
Loss before provision for income taxes	(5,858)	(246)	5,613	2282
Provision for income taxes	26	34	(8)	(24)
Net loss	$(5,884)	$(280)	$5,604	2002

Comparison of the Six Months Ended June 30, 2019 to the Six Months Ended June 30, 2018

	For the Six Months Ended June 30,
($ in thousands)	2019	2018 (as restated)	$ Change	% Change

Revenue, net	$41,074	$46,014	$(4,940)	(11)
Cost of revenue	36,428	36,282	146	—
Gross profit	4,646	9,732	(5,086)	(52)
Operating expenses:
Advertising and promotion	1,560	1,693	(133)	(8)
Salaries and benefits	3,774	4,449	(675)	(15)
Selling, general and administrative	5,069	5,157	(88)	(2)
Research and development	462	420	42	10
Professional fees	1,941	1,346	595	44
Total operating expenses	12,806	13,065	(259)	(2)
Loss from operations	(8,160)	(3,333)	4,827	145
Other (expense) income:
(Loss) gain on settlement of obligation	(109)	2,747	(2,856)	(104)
Interest and other expense, net	(2,084)	(2,102)	(18)	(1)
Loss before provision for income taxes	(10,353)	(2,688)	7,665	285
Provision for income taxes	36	103	(67)	(65)
Net loss	$(10,389)	$(2,791)	$7,598	272

The following table presents our operating results as a percentage of revenue, net for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018 (as restated)	2019	2018 (as restated)
Revenue, net	100%	100%	100%	100%
Cost of revenue	92	78	89	79
Gross profit	8	22	11	21
Operating expenses:
Advertising and promotion	4	4	4	4
Salaries and benefits	8	11	9	10
Selling, general and administrative	11	12	12	11
Research and development	1	1	1	1
Professional fees	5	3	5	3
Total operating expenses	29	31	31	29
Loss from operations	(21)	(9)	(20)	(8)
Other income (expense):
Gain on settlement of obligation	—	13	—	6
Interest and other expense, net	(4)	(5)	(5)	(5)
Loss before provision for income taxes	(25)	(1)	(25)	(7)
Provision for income taxes	—	—	—	—
Net loss	(25)%	(1)%	(25)%	(7)%

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

The MusclePharm brands are marketed across major global retail distribution channels – Specialty, International, and Food, Drug, and Mass (“FDM”). Below is a table of net revenue by our major distribution channel:

	For the Three Months Ended June 30,
	2019	% of Total	2018 (as restated)	% of Total
Distribution Channel
Specialty	$9,215	41%	$9,578	44%
International	6,120	28%	9,137	42%
FDM	6,964	31%	3,112	14%
Total	$22,299	100%	$21,827	100%

	For the Six Months Ended June 30,
	2019	% of Total	2018 (as restated)	% of Total
Distribution Channel
Specialty	$18,259	44%	$16,106	35%
International	11,908	29%	19,625	43%
FDM	10,907	27%	10,283	22%
Total	$41,074	100%	$46,014	100%

For the three and six months ended June 30, 2019, the reductions in sales from international customers related primarily to a general shift to domestic and online marketing.

For the three months ended June 30, 2019, the increase in FDM is due to an increase in Costco Wholesale Corporation’s (“Costco”) domestic sales, the result of an additional promotional event in 2019 as compared to 2018.

For the six months ended June 30, 2019, the increase in Specialty is due to increased promotional activity with iHerb and Amazon, resulting in higher revenues.

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

Net revenue increased $0.5 million, or 2%, to $22.3 million for the three months ended June 30, 2019, compared to $21.8 million for the three months ended June 30, 2018. Net revenue for the three months ended June 30, 2019 increased due to growth in our domestic sales of $3.5 million, which was offset by reduced international sales of $3.0 million. Discounts and sales allowances decreased slightly to 26% of gross revenue, or $7.9 million, for the three months ended June 30, 2019 from 27% of gross revenue, or $8.0 million for the same period in 2018. Discounts and sales allowance will fluctuate based on customer mix and changes in discretionary promotional activity.

During the three months ended June 30, 2019 and 2018, our largest customer, Costco, accounted for approximately 39% and 22% of our net revenue, respectively. The increase in Costco revenue is due to additional promotional activity during the three months ended June 30, 2019 compared to 2018.

Net revenue decreased $4.9 million, or 11%, to $41.1 million for the six months ended June 30, 2019, compared to $46.0 million for the six months ended June 30, 2018. Net revenue for the six months ended June 30, 2019 decreased due to reduction in our international sales of $7.7 million, which was partially offset by increased domestic sales of $2.8 million. Discounts and sales allowances increased slightly to 27% of gross revenue, or $15.5 million, for the six months ended June 30, 2019 from 26% of gross revenue, or $15.8 million for the same period in 2018.

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

Costs of revenue increased 20% to $20.6 million for the three months ended June 30, 2019, compared to $17.1 million for the same period in 2018. Accordingly, gross profit for the three months ended June 30, 2019 decreased $3.0 million to $1.7 million compared to $4.7 million for the same period in 2018. Gross profit margin was 8% for the three months ended June 30, 2019 compared to 22% for the same period in 2018. Our gross margin decreased for the three months ended June 30, 2019, compared to same period in 2018 due to an increase in protein prices.

Costs of revenue increased less than 1% to $36.4 million for the six months ended June 30, 2019, compared to $36.3 million for the same period in 2018. Accordingly, gross profit for the six months ended June 30, 2019 decreased $5.1 million to $4.6 million compared to $9.7 million for the same period in 2018. Gross profit margin was 11% for the six months ended June 30, 2019 compared to 21% for the same period in 2018. Our gross margin decreased for the six months ended June 30, 2019, compared to the same period in 2018 due to an increase in protein prices. The increase in protein prices primarily impacted the last three months of the period ended June 30, 2019.

Operating Expenses

Operating expenses for the three months ended June 30, 2019 and 2018 were $6.6 million and $6.7 million, respectively. Our operating expenses decreased to 29% of net revenue for the three months ended June 30, 2019, compared to 31% for the same period in 2018. We have instituted new strategies focusing on new advertising and promotions, while at the same time reducing other operating expenses in response to continued losses.

Operating expenses for the six months ended June 30, 2019 and 2018 were $12.8 million and $13.1 million, respectively. Our operating expenses have increased to 31% of net revenue for the six months ended June 30, 2019, compared to 29% for the same period in 2018, due to lower revenues.

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

Advertising and promotion expense decreased 8% to $0.8 million for the three months ended June 30, 2019, or 3.6% of net revenue, compared to $0.9 million, or 4.0% of net revenue, for the same period in 2018, as we focused on reducing our expenses and shifting our promotional costs, in part, from general branding and product awareness to acquiring customers and driving sales from existing customers.

Advertising and promotion expense decreased 8% to $1.6 million for the six months ended June 30, 2019, or 3.8% of net revenue, compared to $1.7 million, or 3.7% of net revenue, for the same period in 2018, as we focused on reducing our expenses. This decrease was partially offset by an increase in magazine and online advertising through a single publisher.

Salaries and Benefits

Salaries and benefits consist primarily of salaries, bonuses, benefits, and stock-based compensation. Personnel costs are a significant component of our operating expenses.

For the three months ended June 30, 2019, salaries and benefits expense decreased 17% to $1.9 million compared to $2.3 million for the three months ended June 30, 2018. For the three months ended June 30, 2019, stock-based compensation expense decreased $57,000, and bonus expense decreased $260,000 as we eliminated most discretionary bonuses due to our continued losses.

For the six months ended June 30, 2019, salaries and benefits expense decreased 15% to $3.8 million, compared to $4.4 million for the six months ended June 30, 2018. For the six months ended June 30, 2019, stock-based compensation expense decreased $114,000, bonus expense decreased $300,000, and salaries and related personnel costs decreased due to a slight decrease in headcount.

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

Selling, general and administrative expenses decreased 9% to $2.4 million, or 11% of net revenue, for the three months ended June 30, 2019 compared to $2.7 million, or 12% of net revenue, for the same period in 2018 primarily due to lower bad debts, travel expenses and depreciation, with a combined reduction of $0.3 million.

Selling, general and administrative expenses decreased 2% to $5.1 million, or 12% of net revenue, for the six months ended June 30, 2019 compared to $5.2 million, or 11% of net revenue, for the same period in 2018 primarily due to lower bad debt provision of $0.1 million.

Research and Development

Research and development expenses consist primarily of R&D personnel salaries, bonuses, benefits, and stock-based compensation, product quality control, which includes third-party testing, and research fees related to the development of new products. We expense research and development costs as incurred.

For the three months ended June 30, 2019 and 2018, research and development expenses were flat at $0.2 million respectively.

For the six months ended June 30, 2019, research and development expenses increased 10% to $0.5 million, compared to $0.4 million for the six months ended June 30, 2018 due to an increase in headcount.

Professional Fees

Professional fees consist primarily of legal fees, accounting and audit fees, consulting fees, which includes both cash and stock-based compensation, and investor relations costs.

For the three months ended June 30, 2019, professional fees increased 94% to $1.2 million, compared to $0.6 million for the three months ended June 30, 2018. The significant increase is primarily due to higher legal fees as a result of increased litigation and costs related to the Company’s restatement of financial results.

For the six months ended June 30, 2019, professional fees increased 44% to $1.9 million, compared to $1.3 million for the six months ended June 30,2018. The significant increase is primarily due to higher legal fees as a result of increased litigation and costs related to the Company’s restatement of financial results. After 2019, we expect our professional fees to decrease as we rationalize our professional service providers and focus on key initiatives. Also, as our ongoing legal matters are reduced, we expect to see a further decline in legal costs for specific settlement activities. We intend to continue to invest in strengthening our governance, internal controls, and process improvements which may require some support from third-party service providers.

Interest and other expense, net

For the three and six months ended June 30, 2019 and 2018, “Interest and other expense, net” consisted of the following (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018 (as restated)	2019	2018 (as restated)

Interest expense, related party	$(538)	$(553)	$(1,070)	$(1,094)
Interest expense, related party debt discount	(15)	(15)	(30)	(30)
Interest expense, other	(164)	(65)	(457)	(132)
Interest expense, secured borrowing arrangement	(280)	(309)	(505)	(655)
Foreign currency transaction loss	(13)	(80)	(213)	(193)
Other	91	(3)	191	2
Total interest and other expense, net	$(919)	$(1,025)	$(2,084)	$(2,102)

Net interest and other expense for the three months ended June 30, 2019 decreased 10%, or $0.1 million from the same period in 2018. For the three months ended June 30, 2019 the change was primarily due to increased other interest, partially offset by the fluctuation in the foreign currency transaction loss and the change in other expense, which includes sublease income.

Net interest and other expense for the six months ended June 30, 2019 decreased 1%, staying flat at $2.1 million for both periods.

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

Liquidity and Capital Resources

The Company has incurred significant losses and experienced negative cash flows since inception. As of June 30, 2019, the Company had cash of $1.1 million, a decline of $1.2 million from the December 31, 2018 balance of $2.3 million. As of June 30, 2019, we had a working capital deficit of $39.7 million, a stockholder’s’ deficit of $37.8 million and an accumulated deficit of $187.3 million resulting from recurring losses from operations. As a result of our history of losses and financial condition, there is substantial doubt about our ability to continue as a going concern. For financial information concerning more recent periods, see our reports for such periods filed with the Securities and Exchange Commission.

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

To manage cash flow, we have entered into numerous financing arrangements outlined below.

Our net consolidated cash flows are as follows (in thousands):

	For the Six Months Ended June 30,
	2019	2018 (as restated)
Consolidated Statements of Cash Flows Data:
Net cash used in operating activities	$(5,332)	$(39)
Net cash used in investing activities	(13)	(73)
Net cash provided by (used in) financing activities	4,116	(3,667)
Effect of exchange rate changes on cash	9	(7)
Net change in cash	$(1,220)	$(3,786)

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

Our operating cash outflows were $5.3 million higher for the six months ended June 30, 2019 compared to the same period in 2018. The variance primarily relates to net loss of $10.4 million adjusted for non-cash charges, which resulted in a use of cash of $8.6 million for the six months ended June 30, 2019, compared to a use of cash of $1.6 million for the same period in 2018. This variance also included a change in net operating assets and liabilities, which resulted in a source of cash of $3.3 million for the six months ended June 30, 2019 compared to a source of cash of $1.6 million for the same period in 2018. The increase in net operating assets and liabilities is primarily the result of a decrease in our inventory balance of $4.8 million, which provided a source of cash, offset by an increase in accounts receivable of $1.2 million. During the six months ended June 30, 2018, our net operating assets and liabilities included an increase in inventory, resulting in a $2.2 million cash outflow, offset in part by an increase in our accounts payable and accrued liabilities, which provided a source of cash of $3.2 million, primarily due to an increase in our past due accounts payable, and a decrease in accounts receivable of $1.0 million, the result of increased collections.

Investing Activities

During the six months ended June 30, 2019, we used $13,000 for the purchase of equipment. During the six months ended June 30, 2018, we used $73,000 for the purchase of equipment.

Financing Activities

Cash provided by financing activities was $4.1 million and cash used in financing activities was $3.7 million for the six months ended June 30, 2019 and 2018, respectively. Cash provided from the secured borrowing arrangement in both periods was offset by repayments of outstanding debt.

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

As part of the Refinancing, the Company and Mr. Drexler entered into a restructuring agreement (the “Restructuring Agreement”) pursuant to which the parties agreed to amend and restate the security agreement, resulting in a Third Amended and Restated Security Agreement (the “Amended Security Agreement”) in which the Prior Notes were secured by all of the assets and properties of the Company and its subsidiaries whether tangible or intangible. Pursuant to the Restructuring Agreement, the Company agreed to pay, on the effective date of the Refinancing, all outstanding interest on the Prior Notes through November 8, 2017 and certain fees and expenses incurred by Mr. Drexler in connection with the Restructuring.

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

For both the three months ended June 30, 2019 and 2018, interest expense, including the amortization of debt discount, related to the related party convertible secured promissory notes was $0.6 million. During the three months ended June 30, 2019, no interest was paid in cash to Mr. Drexler. During the three months ended June 30, 2018, $0.5 million in interest was paid in cash to Mr. Drexler.

For the six months ended June 30, 2019 and 2018, interest expense, including the amortization of debt discount, related to the related party convertible secured promissory notes was $1.1 million and $1.2 million, respectively. During the six months ended June 30, 2019 and 2018, $0.4 million and $0.9 million, respectively, in interest was paid in cash to Mr. Drexler.

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

The Security Agreement also contains customary restrictions on the ability of the Company to, among other things, grant liens, incur debt and transfer assets. Under the Security Agreement, the Company agreed to grant Crossroads a security interest in all of the Company’s present and future accounts, chattel paper, goods (including inventory and equipment), instruments, investment property, documents, general intangibles, intangibles, letter of credit rights, commercial tort claims, deposit accounts, supporting obligations, documents, records and the proceeds thereof. As of June 30, 2019, and December 31, 2018, we owed Crossroads $3.0 million and $1.5 million, respectively.

On April 1, 2019, the Company and Crossroads amended the terms of the agreement. The agreement was extended until March 31, 2020, the rate was modified to 1.33% per month, and increased the amount the Company can borrow from $3.0 million to $4.0 million.

On February 26, 2020, the Company and Crossroads amended the terms of the agreement. The agreement was extended until April 1, 2021 and the amount the Company can borrow was decreased from $4.0 million to $3.0 million

Secured Borrowing Arrangement

In January 2016, the Company entered into a Purchase and Sale Agreement (the “Purchase and Sale Agreement”) with Prestige Capital Corporation (“Prestige”) pursuant to which the Company agreed to sell and assign and Prestige agreed to buy and accept, certain accounts receivable owed to the Company (“Accounts”). Under the terms of the Purchase and Sale Agreement, upon the receipt and acceptance of each assignment of Accounts, Prestige will pay the Company 80% of the net face amount of the assigned Accounts, up to a maximum total borrowing of $12.5 million subject to sufficient amounts of accounts receivable to secure the loan. The remaining 20% will be paid to the Company upon collection of the assigned Accounts, less any chargebacks (including chargebacks for any customer amounts that remain outstanding for over 90 days), disputes, or other amounts due to Prestige. Prestige’s purchase of the assigned Accounts from the Company will be at a discount fee which varies from 0.7% to 4%, based on the number of days outstanding from the assignment of Accounts to collection of the assigned Accounts. In addition, the Company granted Prestige a continuing security interest in and lien upon all accounts receivable, inventory, fixed assets, general intangibles, and other assets. Prestige will have no recourse against the Company if payments are not made due to the insolvency of an account debtor within 90 days of invoice date, with the exception of international and certain domestic customers. The Purchase and Sale Agreement’s term was extended to April 1, 2020 at which point the term now renews automatically for successive one-year periods unless either party receives written notice of cancellation from the other, at minimum, thirty days prior to the expiration date. As of June 30, 2019, and December 31, 2018, the Company had approximately $4.4 million and $1.3 million of outstanding borrowings.

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

During the three months ended June 30, 2019 and 2018, the Company assigned to Prestige accounts with an aggregate face amount of approximately $13.6 million and $12.9 million, respectively, for which Prestige paid to the Company approximately $10.9 million and $10.3 million, respectively, in cash. During the three months ended June 30, 2019 and 2018, $10.4 million and $13.1 million was repaid to Prestige, respectively, including fees and interest.

During the six months ended June 30, 2019 and 2018, the Company assigned to Prestige accounts with an aggregate face amount of approximately $24.2 million and $29.7 million, respectively, for which Prestige paid to the Company approximately $19.4 million and $23.8 million, respectively, in cash. During the six months ended June 30, 2019 and 2018, $16.7 million and $26.4 million was repaid to Prestige, respectively, including fees and interest.

HSBF Note

On May 14, 2020, the Company received an aggregate principal amount of $964,910 pursuant to the borrowing arrangement with HSBF and agreed to pay the principal amount plus interest at a 1% fixed interest rate per year, on the unpaid principal balance. No payments are due on the Note until November 16, 2020. However, interest will continue to accrue during the Deferment Period. The Note will mature on May 16, 2022. The Note includes forgiveness provisions in accordance with the requirements of the Paycheck Protection Program, Section 1106 of the CARES Act. The Company has not determined the amount of forgiveness in connection with the loan, partly due to the ongoing routine changes in the method of calculating the amount.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2019.

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
Other period-end expense cutoff

Other adjustments include, but are not limited to the following; purchase price variances, accrual for legal fees, payroll tax adjustment on restricted stock, rebate receivable and recognizing revenue on a net versus gross basis.

Accumulated deficit has been adjusted to reflect changes to net loss, for each period restated.

(ii)	Evaluation of disclosure controls and procedures.

The principal executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures as of June 30, 2019. Based on this evaluation, they concluded that because of the material weaknesses in our internal control over financial reporting discussed below, the disclosure controls and procedures were not effective as required under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures are designed to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(iii)	Management's report on internal control over fiancial reporting.

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

Other than the ongoing remediation efforts described above, there have been no changes during the quarter ended June 30, 2019 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of business or otherwise, we may become involved in legal proceedings. We will accrue a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. The accrual for a litigation loss contingency might include, for example, estimates of potential damages, outside legal fees and other directly related costs expected to be incurred. The Company provides disclosures for material contingencies when there is a reasonable possibility that a loss or an additional loss may be incurred. In assessing whether a loss is a reasonable possibility, the Company may consider the following factors, among others: the nature of the litigation, claim or assessment, available information, opinions or views of legal counsel and other advisors, and the experience gained from similar cases. As of June 30, 2019, we were involved in the following material legal proceedings described below. These are not the only legal proceedings in which we are involved. We are involved in additional legal proceedings in the ordinary course of our business and otherwise.

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

The Company intends to vigorously pursue its defenses on appeal.

White Winston Select Asset Fund Series MP-18, LLC et al., v MusclePharm Corp., et al., (Nev. Dist. Ct.; Cal. Superior Court; Colorado Dist. Ct.; Mass. Super. Ct.)

On August 21, 2018, White Winston Select Asset Fund Series MP-18, LLC and White Winston Select Asset Fund, LLC (together “White Winston”) initiated a derivative action against MusclePharm and its directors (collectively the “director defendants”). White Winston alleges that the director defendants breached their fiduciary duties by improperly approving the refinancing of three promissory notes issued by MusclePharm to Drexler, in exchange for $18.0 million in loans. White Winston alleges that this refinancing improperly diluted their economic and voting power and constituted an improper distribution in violation of Nevada law. In its complaint, White Winston sought the appointment of a receiver over MusclePharm, a permanent injunction against the exercise of Drexler’s conversion right under the Amended Note, and other unspecified monetary damages. On September 13, 2018, White Winston filed an amended complaint, which added a former MusclePharm executive, as a plaintiff (together with White Winston, the “White Winston Plaintiffs”). On December 9, 2019, the White Winston Plaintiffs filed a Second Amended Complaint, in which they added allegations relating to the resignation of MusclePharm’s auditor, Plante & Moran PLLC (“Plante Moran”). MusclePharm has moved to dismiss the Second Amended Complaint. That motion has not yet been fully briefed.

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

The Company’s counsel has submitted a formal protest to the IRS disputing on several grounds all of the proposed adjustments and penalties on our behalf, and we have been pursuing this matter vigorously through the IRS appeal process. An Appeals Conference was held with the IRS in Denver, Colorado on July 31, 2019. At the Conference, the Corporation made substantial arguments challenging the IRS’s claims for employment taxes and penalties. On December 16, 2019, a further Appeals Conference was held with the IRS by telephone. At the telephone conference, the Appeals Officer confirmed that he agreed with the Corporation’s argument that the failure to deposit penalties should be conceded by the IRS. The failure to deposit penalties total about $2 million. Thus, with this concession, the IRS’s claims have been reduced from approximately $7.3 million to about $5.3 million.

The remaining issue in dispute in this matter involves the fair market value of restricted stock units in the Corporation granted to certain former officers (the “Former Officers”) of the Corporation under Internal Revenue Code § 83. The Company and the IRS disagree as to the value of the restricted stock on the date of the grants, i.e., October 1, 2014. The Company and the IRS have exchanged expert valuation reports on the fair market value of the stock and have had extensive negotiations on this issue. The parties, however, have not been able to reach an agreement with respect to the value of the stock. The IRS has also made parallel claims regarding the restricted stock units against the Former Officers of the Company. The IRS has asserted that the Former Officers received ordinary income from the stock grants, and that they owe additional personal income taxes based on the fair market value of the stock. The Former Officers’ cases, unlike the Company’s case, are pending before the United States Tax Court. In the Tax Court litigation, the Former Officers are challenging the IRS’s determinations regarding the fair market value of the restricted stock grants on October 1, 2014. The Former Officers have separate counsel from the Company. The same IRS Appeals Officer and Revenue Agents assigned to the Company’s case are also involved in the cases for the Former Officers. Throughout the proceedings, the Company has argued to the IRS that it is the Former Officers who are directly and principally liable for the amount of any tax due, and not the Company.

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

4Excelsior Matter

On March 18, 2019, 4Excelsior, a manufacturer of MusclePharm products, filed an action against MusclePharm in the Superior Court of the State of California for the County of Los Angeles, claiming approximately $6.2 million in damages relating to allegedly unpaid invoices, as well as approximately $7.8 million in consequential damages.  On January 27, 2020, MusclePharm filed a counterclaim against 4Excelsior seeking unidentified damages relating to, among other things, 4Excelsior’s failure to fulfill a purchase order.  MusclePharm also moved to strike 4Excelsior’s consequential damages on the grounds that they are unrecoverable under the Uniform Commercial Code.  The court denied that motion, and the action has proceeded to discovery. The Company recognized a liability of $5.1 million (past due invoices plus interest) as of June 30, 2019. Trial has not yet been set, although a Trial Setting Conference has been set for September 21, 2020.

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

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information.

None.

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

101**
The following materials from MusclePharm Corporation’s quarterly report on Form 10-Q for the quarter ended June 30, 2019 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Statements of Changes in Stockholders’ Deficit; (iv) the Consolidated Statements of Cash Flows; and (v) related notes to these financial statements.

** Filed herewith
*** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MUSCLEPHARM CORPORATION

Date: August 24, 2020	By:	/s/ Allen Sciarillo
	Name:	Allen Sciarillo
	Title:	Chief Financial Officer
(Principal Financial Officer)