Form 10-Q
period 2019-09-30
MusclePharm Corp
filed 2020-08-25
CIK 1415684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2019 or

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

Number of shares of the registrant’s common stock outstanding at August 20, 2020: 33,101,866 (excludes 875,621 shares of common stock held in treasury).

MusclePharm Corporation
Form 10-Q

About this Report

This Form 10-Q relates to the Company’s (as defined below) quarterly period ended September 30, 2019. As previously indicated by the Company, it has been delinquent in its filings with the Securities and Exchange Commission (the “SEC”) and is making this filing after its due date. Simultaneously with making this filing, the Company also is filing its Form 10-K for the fiscal year ended December 31, 2019 and its delinquent filings on Form 10-Q for the quarterly periods ended March 31, 2019 and June 30, 2019. Because this Form 10-Q pertains to the quarterly period ended September 30, 2019, it does not include financial information for more recent periods. Accordingly, please refer to our filings for more recent periods for financial information relating to those periods. The information in this Form 10-Q is expressly qualified by our Form 10-K and Form 10-Qs relating to subsequent periods.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
MusclePharm Corporation
Consolidated Balance Sheets
(In thousands, except share and per share data)

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash	$1,543	$2,317
Accounts receivable, net	5,175	6,273
Inventory	7,088	13,661
Prepaid expenses and other current assets	815	576
Total current assets	14,621	22,827
Property and equipment, net	280	513
Intangible assets, net	756	997
Operating lease right-of-use assets	1,364	—
Other assets	297	264
TOTAL ASSETS	$17,318	$24,601
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Obligation under secured borrowing arrangement	$3,340	$1,285
Line of credit	3,000	1,500
Operating lease liability, current	706	—
Convertible note with a related party, net of discount	1,160	17,940
Accounts payable	27,879	24,797
Accrued and other liabilities	4,859	6,543
Accrued restructuring charges, current	—	493
Total current liabilities	40,944	52,558
Accrued restructuring charges, long-term	—	30
Operating lease liability, long-term	841	—
Other long-term liabilities	173	208
Total liabilities	41,958	52,796
Commitments and contingencies (Note 9)
Stockholders' deficit:
Common stock, par value of $0.001 per share; 100,000,000 shares authorized, 33,821,921 and 16,190,288 shares issued as of September 30, 2019 and December 31, 2018; 32,946,300 and 15,314,667 shares outstanding as of September 30, 2019 and December 31, 2018, respectively.	31	15
Additional paid-in capital	177,771	158,944
Treasury stock, at cost; 875,621 shares	(10,039)	(10,039)
Accumulated other comprehensive loss	(4)	(238)
Accumulated deficit	(192,399)	(176,877)
TOTAL STOCKHOLDERS’ DEFICIT	(24,640)	(28,195)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$17,318	$24,601

The accompanying notes are an integral part of these Consolidated Financial Statements.

MusclePharm Corporation
Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018 (as restated)	2019	2018 (as restated)
Revenue, net	$21,175	$21,935	$62,249	$67,948
Cost of revenue	19,649	16,384	56,077	52,665
Gross profit	1,526	5,551	6,172	15,283
Operating expenses:
Advertising and promotion	574	517	2,134	2,210
Salaries and benefits	2,070	1,856	5,844	6,305
Selling, general and administrative	1,895	3,132	6,964	8,289
Research and development	232	185	694	605
Professional fees	842	436	2,783	1,782
Total operating expenses	5,613	6,126	18,419	19,191
Loss from operations	(4,087)	(575)	(12,247)	(3,908)
Other (expense) income:
(Loss) gain on settlement of obligation	(16)	—	(125)	2,747
Interest and other expense, net	(923)	(850)	(3,007)	(2,952)
Loss before provision for income taxes	(5,026)	(1,425)	(15,379)	(4,113)
Provision for income taxes (benefit)	53	(3)	89	100
Net loss	$(5,079)	$(1,422)	$(15,468)	$(4,213)

Net loss per share, basic and diluted	$(0.27)	$(0.09)	$(0.94)	$(0.28)

Weighted average shares used to compute net loss per share, basic and diluted	18,527,438	15,037,666	16,443,945	14,998,099

The accompanying notes are an integral part of these Consolidated Financial Statements.

MusclePharm Corporation
Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018 (as restated)	2019	2018 (as restated)
Net loss	$(5,079)	$(1,422)	$(15,468)	$(4,213)
Other comprehensive loss:
Change in foreign currency translation adjustment	(3)	(4)	180	(19)
Comprehensive loss	$(5,082)	$(1,426)	$(15,288)	$(4,232)

The accompanying notes are an integral part of these Consolidated Financial Statements.

MusclePharm Corporation
Consolidated Statements of Changes in Stockholders’ Deficit
(In thousands, except share data)
(Unaudited)
	Common Stock
	Shares	Amount	Additional Paid-in Capital	Treasury Stock	Accumulated Other ComprehensiveLoss	AccumulatedDeficit	Total Stockholders' Deficit
Balance—December 31, 2017 (as restated)	14,983,554	$14	$158,396	$(10,039)	$(150)	$(165,069)	$(16,848
Adjustment due to adoption of ASC 606 (Note 2)						(1,053)	(1,053
Balance—December 31, 2017 (as restated)	14,983,554	$14	$158,396	$(10,039)	$(150)	$(166,122)	(17,901
Stock-based compensation for issuance and amortization of restricted stock awards to employees, executives and directors	—	—	121	—	—	—	121
Stock-based compensation for issuance of stock options to an executive and a director	—	—	16	—	—	—	16
Issuance of shares of common stock related to the payment of interest on a related party note	81,113	—	53	—	—	—	53
Change in foreign currency translation adjustment	—	—	—	—	8	—	8
Net loss	—	—	—	—	—	(2,511)	(2,511)
Balance—March 31, 2018 (as restated)	15,064,667	$14	$158,586	$(10,039)	$(142)	$(168,633)	$(20,214)
Stock-based compensation related to issuance and amortization of restricted stock awards to employees, executives and directors	—	1	120	—	—	—	121
Change in foreign currency translation adjustment	—	—	—	—	(23)	—	(23)
Net loss	—	—	—	—	—	(280)	(280)
Balance—June 30, 2018 (as restated)	15,064,667	$15	$158,706	$(10,039)	$(165)	(165,913)	$(20,396)
Stock-based compensation related to issuance and amortization of restricted stock awards to employees, executives and directors	250,000	—	120	—	—	—	120
Change in foreign currency translation adjustment	—	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	—	(1,422)	(1,422)
Balance—September 30, 2018 (as restated)	15,314,667	$15	$158,826	$(10,039)	$(169)	$(170,335)	$(21,702)

The accompanying notes are an integral part of these Consolidated Financial Statements.

MusclePharm Corporation
Consolidated Statements of Changes in Stockholders’ Deficit
(In thousands, except share data)
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit
Balance—December 31, 2018	15,314,667	$15	$158,944	$(10,039)	$(238)	$(176,877)	$(28,195)
Stock-based compensation related to issuance and amortization of restricted stock awards to employees, executives and directors	—	—	65	—	—	—	65
Issuance of shares of common stock related to the payment of services rendered	336,113	—	96	—	—	—	96
Change in foreign currency translation adjustment	—	—	—	—	233	(54)	179
Net loss	—	—	—	—	—	(4,505)	(4,505)
Balance—March 31, 2019	15,650,780	$15	$159,105	$(10,039)	$(5)	(181,436)	(32,360)
Stock-based compensation related to issuance and amortization of restricted stock awards to employees, executives and directors	—	—	63	—	—	—	63
Issuance of shares of common stock related to the payment of services rendered	153,147	—	344	—	—	—	344
Change in foreign currency translation adjustment	—	—	—	—	4	—	4
Net loss	—	—	—	—	—	(5,884)	(5,884)
Balance—June 30, 2019	15,803,927	$15	$159,512	$(10,039)	$(1)	(187,320)	(37,833)
Stock-based compensation related to issuance and amortization of restricted stock awards to employees, executives and directors	595,238	—	62	—	—	—	62
Issuance of shares of common stock related to the payment of services rendered	180,919	—	153	—	—	—	153
Shares issued upon conversion of note payable	16,216,216	16	17,984	—	—	—	18,000
Issuance of shares of common stock related to the settlement of litigation	150,000	—	60	—	—	—	60
Change in foreign currency translation adjustment	—	—	—	—	3	—	(3)
Net loss	—	—	—	—	—	(5,079)	(5,079)
Balance—September 30, 2019	32,946,300	$31	$177,771	$(10,039)	$(4)	$(192,399)	$(24,640)

The accompanying notes are an integral part of these Consolidated Financial Statements.

MusclePharm Corporation
Consolidated Statements of Cash Flows
(Unaudited, in thousands)
The accompanying notes are an integral part of these Consolidated Financial Statements

	Nine Months Ended September 30,
	2019	2018 (as restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,468)	$(4,213)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization of property and equipment	269	413
Amortization of intangible assets	240	240
Bad debt expense	41	822
Loss on disposal of property and equipment	5	—
Amortization of debt discount	60	44
Inventory provision	375	130
Stock-based compensation	190	377
Issuance of common stock to non-employees	653	—
Write off of cumulative translation adjustments	175	—
Changes in operating assets and liabilities:
Accounts receivable	1,056	3,175
Inventory	6,197	(948)
Prepaid expenses and other current assets	(236)	(605)
Other assets	533	(44)
Accounts payable and accrued liabilities	1,676	2,826
Accrued restructuring charges	—	(194)
Net cash (used in) provided by operating activities	(4,234)	2,023
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(13)	(86)
Net cash used in investing activities	$(13)	$(86)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	1,500	—
Payments on line of credit	—	(1,500)
Proceeds from secured borrowing arrangement, net of reserves	31,225	31,677
Payments on secured borrowing arrangement, net of fees	(29,171)	(36,469)
Repayment of finance lease obligations	(88)	(101)
Net cash provided by (used in) financing activities	3,466	(6,393)
Effect of exchange rate changes on cash	7	(23)
NET CHANGE IN CASH	(774)	(4,479)
CASH — BEGINNING OF PERIOD	2,317	6,228
CASH — END OF PERIOD	$1,543	$1,749
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$1,171	$2,727
Cash paid for taxes	$73	$173
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Convertible secured note settled through the issuance of common stock	$16,841	$—
Operating lease right-of-use assets and lease obligations (ASC 842)	$2,117	$—
Interest paid through issuance of shares of common stock	$—	$53
Purchase of property and equipment included in current liabilities	$—	$12
Property and equipment acquired in conjunction with finance leases	$29	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

MusclePharm Corporation
Notes to Consolidated Financial Statements
(Unaudited)

Note 1. Description of Business

Description of Business

MusclePharm Corporation was incorporated in Nevada in 2006. Except as otherwise indicated herein or the context requires otherwise, the terms “MusclePharm,” the “Company,” “we,” “our” and “us” refer to MusclePharm Corporation and its subsidiaries. The Company is a scientifically-driven, performance lifestyle company that develops, manufactures, markets and distributes branded sports nutrition products and nutritional supplements. Our portfolio of recognized brands, including MusclePharm® and FitMiss®, is marketed and sold in more than 100 countries globally. The Company is headquartered in Burbank, California and, as of September 30, 2019, had the following wholly-owned operating subsidiaries: MusclePharm Canada Enterprises Corp., MusclePharm Ireland Limited and MusclePharm Australia Pty Limited.

The Company has incurred significant losses and experienced negative cash flows since inception. As of September 30, 2019, the Company had cash of $1.5 million, a decline of $0.8 million from the December 31, 2018 balance of $2.3 million. As of September 30, 2019, we had a working capital deficit of $26.3 million, a stockholders’ deficit of $24.6 million and an accumulated deficit of $192.4 million resulting from recurring losses from operations. As a result of our history of losses and financial condition, there is substantial doubt about our ability to continue as a going concern. For financial information concerning more recent periods, see our reports for such periods filed with the Securities and Exchange Commission.

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

Unaudited Interim Financial Information

The accompanying unaudited interim Consolidated Financial Statements have been prepared in accordance with GAAP and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and notes required by GAAP for complete financial statements. The Company’s management believes the unaudited interim Consolidated Financial Statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position as of September 30, 2019, results of operations for the three and nine months ended September 30, 2019 and 2018, and cash flows for the nine months ended September 30, 2019 and 2018. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the year ended December 31, 2019.

These unaudited interim Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on August 24, 2020.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and accompanying notes. Such estimates include, but are not limited to, allowance for doubtful accounts, revenue discounts and allowances, the valuation of inventory and deferred tax assets, the assessment of useful lives, recoverability and valuation of long-lived assets, likelihood and range of possible losses on contingencies, restructuring liabilities, valuations of equity securities and intangible assets, fair value of derivatives, warrants and options, present value of lease liabilities among others. Actual results could differ from those estimates.

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

b.	When Performance Obligations are Satisfied

For performance obligations related to the shipping and invoicing of products, control transfers at the point in time upon which finished goods are delivered to the Company’s customers or when finished goods are picked up by a customer or a customer’s carrier, depending on shipping terms. Once a product has been delivered or picked up by the customer, the customer is able to direct the use of, and obtain substantially all of the remaining benefits from the asset. The Company considers control to have transferred upon delivery or customer receipt because the Company has an enforceable right to payment at that time, the customer has legal title to the asset, the Company has transferred physical possession of the asset, and the customer has significant risk and rewards of ownership of the asset.

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

The Company expenses incremental direct costs of obtaining a contract (broker commissions) when the related sale takes place since the amortization period of the commissions paid for the sale of products is less than a year. These costs are recorded in “Selling, general and administrative” expense in the accompanying consolidated statements of operations.

The Company accounts for shipping and handling costs as fulfillment activities which are therefore recognized upon shipment of the goods. Shipping and handling costs related to inbound purchases of raw material and finished goods are included in cost of revenues in our consolidated statements of operations. For the nine months ended September 30, 2019 and 2018, the Company incurred $0.9 million and $1.4 million, respectively, of inbound shipping and handling costs. Shipping and handling costs related to shipments to our customers is included in “Selling, general and administrative” expense in our consolidated statements of operations. For the nine months ended September 30, 2019 and 2018, the Company incurred $2.9 million and $3.2 million, respectively, of shipping and handling costs related to shipments to our customers.

The Company excludes from its revenue any amounts collected from customers for sales (and similar) taxes. During the nine months ended September 30, 2019 and 2018, the Company recorded discounts, and to a lesser degree, sales returns, totaling $22.5 million and $24.1 million, respectively, which accounted for 27% and 26% of gross revenue in each period, respectively.

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

Significant customers are those that represent more than 10% of the Company’s net revenue or accounts receivable for each period presented. For each significant customer, percentage of net revenue and accounts receivable are as follows:

	Percentage of Net Revenue for the Three Months Ended September 30,		Percentage of Net Revenue for the Nine Months Ended September 30,		Percentage of Net Accounts Receivable as of
	2019	2018 (as restated)	2019	2018 (as restated)	September 30, 2019	December 31, 2018
Customers
Costco	34%	33%	33%	31%	34%	16%
Amazon	16%	17%	13%	12%	20%	22%
iHerb	18%	14%	16%	10%	*	*

* Represents less than 10% of net revenue or net accounts receivable.

The Company uses a limited number of non-affiliated suppliers for contract manufacturing of its products.

The Company had the following concentration of purchases with contract manufacturers:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018 (as restated)	2019	2018 (as restated)
Vendor
Nutra Blend	19%	10%	25%	14%
S.K. Laboratories	26%	22%	36%	23%
Bakery Barn	10%	12%	*	13%
Prinova	*	32%	*	21%
JW Nutritional	12%	*	*	*
Mill Haven Foods	11%	*	*	*

*Represents less than 10% of total purchases.

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

Note 3. Fair Value of Financial Instruments

Management believes the fair values of the Company’s debt obligations approximate carrying value because the debts carry market rates of interest available to the Company. As of September 30, 2019 and December 31, 2018, the Company held no assets or liabilities that required re-measurement at fair value on a recurring basis.

Purchase Commitment

Upon the completion of the sale of a former subsidiary, BioZone Laboratories Inc. (“Biozone”), on May 9, 2016, the Company entered into a manufacturing and supply agreement whereby the Company agreed to minimum purchase requirements of products from BioZone over a three-year period. The Company fell below the requirements, and as a result, the Company reserved a total amount of $0.7 million to cover the estimated purchase commitment shortfall during the year ended December 31, 2018. In July 2019, the Company settled this matter through the payment of $0.6 million and the issuance of 150,000 shares of the Company’s common stock, which was valued at $60,000 on the settlement date.

Note 4. Restructuring

As part of an effort to better focus and align the Company’s resources toward profitable growth, on August 24, 2015, the Board authorized the Company to undertake steps to commence a restructuring of the business and operations, which concluded during the third quarter of 2016.

As of December 31, 2018, the Company had a balance of $0.4 million, representing contract termination costs and $0.1 million representing abandoned lease facilities. During the first quarter of 2019, the Company made payments to settle $0.2 million of the outstanding contract termination costs, while the remaining balance of $0.2 million was paid in the second quarter of 2019. As a result of the adoption of the new lease standards, the restructuring liability for the Company’s abandoned lease facilities was used to reduce the ROU asset, in accordance with the new standards. See additional information in “Note 6. Leases.”

Note 5. Balance Sheet Components

Inventory

Inventory consisted solely of finished goods and raw materials, used to manufacture our products at one of our co-manufacturers as of September 30, 2019 and December 31, 2018.

The Company records charges for obsolete and slow-moving inventory based on the age of the product as determined by the expiration date or otherwise determined to be obsolete. Products within one year of their expiration dates are considered for write-off purposes. Historically, the Company has had minimal returns with established customers. Other than write-off of inventory during restructuring activities, the Company incurred insignificant inventory write-offs during each of the nine months ended September 30, 2019 and 2018. Inventory write-downs, once established, are not reversed as they establish a new cost basis for the inventory.

Property and Equipment

Property and equipment consisted of the following as of September 30, 2019 and December 31, 2018 (in thousands):

	As of September 30, 2019	As of December 31, 2018
Furniture, fixtures and equipment	$2,586	$3,511
Leasehold improvements	236	236
Vehicles	39	39
Displays	453	453
Website	497	497
Property and equipment, gross	3,811	4,736
Less: accumulated depreciation and amortization	(3,531)	(4,223)
Property and equipment, net	$280	$513

Depreciation and amortization expense related to property and equipment was $75,000 and $0.1 million for the three months ended September 30, 2019 and 2018, respectively. Depreciation and amortization expense was $0.3 million and $0.4 million for the nine months ended September 30, 2019 and 2018, respectively. Depreciation and amortization expense is included in “Selling, general, and administrative” expense in the accompanying consolidated statements of operations.

Intangible Assets

Intangible assets consisted of the following (in thousands):

	As of September 30, 2019
	Gross Value	Accumulated Amortization	Net Carrying Value	Remaining Weighted- Average Useful Lives (years)
Amortized Intangible Assets
Brand (apparel rights)	$2,244	$(1,488)	$756	2.4
Total intangible assets	$2,244	$(1,488)	$756

	As of December 31, 2018
	Gross Value	Accumulated Amortization	Net Carrying Value	Remaining Weighted- Average Useful Lives (years)
Amortized Intangible Assets
Brand (apparel rights)	$2,244	$(1,247)	$997	3.1
Total intangible assets	$2,244	$(1,247)	$997

Intangible assets amortization expense was $0.1 million for each of the three months ended September 30, 2019 and 2018, respectively, and $0.2 million for each of the nine months ended September 30, 2019 and 2018, respectively, which is included in “Selling, general and administrative” expense in the accompanying consolidated statements of operations.

As of September 30, 2019, the estimated future amortization expense of intangible assets is as follows (in thousands):

For the Year Ending December 31,
Remainder of 2019	$80
2020	320
2021	320
2022	36
Total amortization expense	$756

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

Supplemental balance sheet information related to leases was as follows (in thousands):

	Balance Sheet Classification	September 30, 2019
Assets
Operating	ROU assets, net	$1,364
Finance	Property and equipment, net	87
Total Assets		1,451

Liabilities
Current liabilities:
Operating	Operating lease liability - current	$706
Finance	Current accrued liability	84
Total current liabilities		790

Non-current liabilities:
Operating	Operating lease liability - long term	841
Finance	Other long term liabilities	—
Total non-current liabilities		841
Total lease liabilities	$1,631

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

The components of lease cost for operating and finance leases for the three and nine months ended September 30, 2019 were as follows (in thousands):

	Income Statement Classification	Three months ended September 30, 2019	Nine months ended September 30, 2019
Operating lease cost	Selling, general and administrative	$264	$786

Finance lease cost:
Amortization of ROU asset	Selling, general and administrative	30	88
Interest on lease liabilities	Selling, general and administrative	1	5
Total finance lease cost		31	93

Variable lease payments	Selling, general and administrative	55	169
Sublease income	Other income	(72)	(262)

Total lease cost		$278	$786

The Company had no short-term leases as of September 30, 2019. The Company's leases do not provide an implicit rate; therefore, the Company uses its incremental borrowing rate based on the information available at the effective date in determining the present value of future payments for those leases.

Supplemental cash flow information related to leases was as follows:

Nine months ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities (in thousands):
Operating cash flows from operating leases	$570
Operating cash flows from finance leases	5
Financing cash flows from finance leases	88

The weighted average remaining lease term was as follows:
Operating leases (in years)	2.4
Finance leases (in years)	0.7
The weighted average discount rate was as follows:
Operating leases	18%
Finance leases	5%

The maturities of lease liabilities at September 30, 2019 were as follows (in thousands):

	Operating	Finance

Remaining three months of the year ending 2019	$266	$33
2020	808	55
2021	481	—
2022	369	—
Thereafter	—	—
Total future undiscounted lease payments	1,924	88
Less amounts representing interest	(377)	(2)
Present value of lease liabilities	$$1,547	$86

Note 7. Interest and other expense, net

For the three and nine months ended September 30, 2019 and 2018, “Interest and other expense, net” consisted of the following (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018 (as restated)	2019	2018 (as restated)

Interest expense, related party	$(458)	$(559)	$(1,528)	$(1,653)
Interest expense, related party debt discount	(30)	(15)	(60)	(45)
Interest expense, other	(162)	(28)	(619)	(160)
Interest expense, secured borrowing arrangement	(335)	(251)	(840)	(906)
Foreign currency transaction loss	(11)	(4)	(224)	(197)
Other	73	7	264	9
Total interest and other expense, net	$(923)	$(850)	$(3,007)	$(2,952)

“Other” for 2019 includes sublease income and interest income.

Note 8. Debt

As of September 30, 2019 and December 31, 2018, the Company’s debt consisted of the following (in thousands):

	As of September 30, 2019	As of December 31, 2018
Refinanced convertible note, related party	$1,159	$18,000
Obligations under secured borrowing arrangement	3,340	1,285
Line of credit – inventory financing	3,000	1,500
Unamortized debt discount, related party	—	(60)
Total debt	7,499	20,725
Less: current portion	(7,499)	(20,725)
Long term debt	$—	$—

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

The $18.0 million Refinanced Convertible Note bears interest at the rate of 12% per annum. Interest payments are due on the last day of each quarter. At the Company’s option (as determined by its independent directors), the Company may repay up to one-sixth of any interest payment by either adding such amount to the principal amount of the note or by converting such interest amount into an equivalent amount of the Company’s common stock. Any interest not paid when due shall be capitalized and added to the principal amount of the Refinanced Convertible Note and bear interest on the applicable interest payment date along with all other unpaid principal, capitalized interest, and other capitalized obligations. Both the principal and the interest under the Refinanced Convertible Note were due on December 31, 2019, unless converted earlier. Mr. Drexler may convert the outstanding principal and accrued interest into shares of the Company’s common stock at a conversion price of $1.11 per share at any time. The Company may prepay the Refinanced Convertible Note by giving Mr. Drexler between 15 and 60 days’ notice depending upon the specific circumstances, subject to Mr. Drexler’s conversion right.

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

For the three months ended September 30, 2019 and 2018, interest expense, including the amortization of debt discount, related to the related party convertible secured promissory notes was $0.5 million and $0.6 million, respectively. During the three months ended September 30, 2019 and 2018, $0.4 million and $0.6 million, respectively, in interest was paid in cash to Mr. Drexler.

For the nine months ended September 30, 2019 and 2018, interest expense, including the amortization of debt discount, related to the related party convertible secured promissory notes was $1.6 million and $1.8 million, respectively. During the nine months ended September 30, 2019 and 2018, $0.8 million and $1.4 million, respectively, in interest was paid in cash to Mr. Drexler.

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

Related-Party Note Payable

The Company entered into a collateral receipt and security agreement with Mr. Drexler, dated December 27, 2019 pursuant to which Mr. Drexler agreed to post bond relating to the judgment ruled on the ThermoLife case, pending the appeal. The amount paid by Mr. Drexler on behalf of the Company, including fees, was $0.3 million. The amount, which was outstanding as of December 31, 2019, was refinanced under a new agreement on July 1, 2020. The note payable is included in “Convertible note with a related party, net of discount” in the consolidated balance sheets. See additional information in “Note 16. Subsequent Events.”

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

As of September 30, 2019, and December 31, 2018, we owed Crossroads $3 million and $1.5 million, respectively.

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

Secured Borrowing Arrangement

In January 2016, the Company entered into a Purchase and Sale Agreement (the “Purchase and Sale Agreement”) with Prestige Capital Corporation (“Prestige”) pursuant to which the Company agreed to sell and assign and Prestige agreed to buy and accept, certain accounts receivable owed to the Company (“Accounts”). Under the terms of the Purchase and Sale Agreement, upon the receipt and acceptance of each assignment of Accounts, Prestige will pay the Company 80% of the net face amount of the assigned Accounts, up to a maximum total borrowing of $12.5 million subject to sufficient amounts of accounts receivable to secure the loan. The remaining 20% will be paid to the Company upon collection of the assigned Accounts, less any chargebacks (including chargebacks for any customer amounts that remain outstanding for over 90 days), disputes, or other amounts due to Prestige. Prestige’s purchase of the assigned Accounts from the Company will be at a discount fee which varies from 0.7% to 4%, based on the number of days outstanding from the assignment of Accounts to collection of the assigned Accounts. In addition, the Company granted Prestige a continuing security interest in and lien upon all accounts receivable, inventory, fixed assets, general intangibles, and other assets. Prestige will have no recourse against the Company if payments are not made due to the insolvency of an account debtor within 90 days of invoice date, with the exception of international and certain domestic customers. The Purchase and Sale Agreement’s term was extended to April 1, 2020 at which point the term now renews automatically for successive one-year periods unless either party receives written notice of cancellation from the other, at minimum, thirty days prior to the expiration date. As of September 30, 2019 and December 31, 2018, the Company had outstanding borrowings of approximately $3.3 million and $1.3 million, respectively.

During the three months ended September 30, 2019 and 2018, the Company assigned to Prestige accounts with an aggregate face amount of approximately $14.8 million and $9.9 million, respectively, for which Prestige paid to the Company approximately $11.9 million and $7.9 million, respectively, in cash. During the three months ended September 30, 2019 and 2018, $12.5 million and $10.1 million was repaid to Prestige, respectively, including fees and interest.

During the nine months ended September 30, 2019 and 2018, the Company assigned to Prestige accounts with an aggregate face amount of approximately $39.0 million and $39.6 million, respectively, for which Prestige paid to the Company approximately $31.2 million and $31.7 million, respectively, in cash. During the nine months ended September 30, 2019 and 2018, $29.2 million and $36.5 million was repaid to Prestige, respectively, including fees and interest.

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

Purchase Commitment

Upon the completion of the sale of a former subsidiary, BioZone on May 9, 2016, the Company entered into a manufacturing and supply agreement whereby the Company agreed to minimum purchase requirements of products from BioZone over a three-year period. The Company fell below the requirements, and as a result, the Company reserved a total amount of $0.7 million to cover the estimated purchase commitment shortfall during the year ended December 31, 2018. In July 2019, the Company settled this matter through the payment of $0.6 million and the issuance of 150,000 shares of the Company’s common stock, which was valued at $60,000 on the settlement date.

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

During the three months ended September 30, 2019 and 2018, the Company recorded a charge of $19,000 and $29,000, respectively, and during the nine months ended September 30, 2019 and 2018, the Company recorded a charge of $77,000 and $0.1 million, respectively. This charge, representing imputed interest, is included in “Interest and other expense, net” in the Company’s consolidated statements of operations.

Former Executive Lawsuit

The Company was engaged in a dispute with Mr. Richard Estalella (“Estalella”) concerning amounts allegedly owed by the Company under an employment agreement with Estalella. Estalella was seeking certain equitable relief and unspecified damages. On May 7, 2018, the Court vacated the trial in contemplation of the parties’ settlement of this matter.

On June 19, 2018, the Company approved a settlement agreement (the “Estalella Settlement Agreement”) with Estalella, concerning amounts allegedly owed by the Company under an employment agreement with Estalella (the “Employment Litigation”). The Estalella Settlement Agreement represents a full and final settlement of the Employment Litigation. Under the terms of the agreement, the Company agreed to pay Estalella a sum of $0.93 million consisting of a $0.33 million initial payment that was made in July 2018, and subsequent payments of $0.15 million installments to be paid within 90, 180, 270 and 360 days of the initial payment, respectively. As of September 30, 2019, all outstanding payments had been fully paid.

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

Contingencies

In the normal course of business or otherwise, the Company may become involved in legal proceedings. The Company will accrue a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. The accrual for a litigation loss contingency might include, for example, estimates of potential damages, outside legal fees and other directly related costs expected to be incurred. The Company provides disclosures for material contingencies when there is a reasonable possibility that a loss or an additional loss may be incurred. In assessing whether a loss is a reasonable possibility, the Company may consider the following factors, among others: the nature of the litigation, claim or assessment, available information, opinions or views of legal counsel and other advisors, and the experience gained from similar cases. As of September 30, 2019, the Company was involved in the following material legal proceedings described below.

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

The Company intends to vigorously pursue its defenses, including on appeal.

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

4Excelsior Matter

On March 18, 2019, 4Excelsior, a manufacturer of MusclePharm products, filed an action against MusclePharm in the Superior Court of the State of California for the County of Los Angeles, claiming approximately $6.2 million in damages relating to allegedly unpaid invoices, as well as approximately $7.8 million in consequential damages.  On January 27, 2020, MusclePharm filed a counterclaim against 4Excelsior seeking unidentified damages relating to, among other things, 4Excelsior’s failure to fulfill a purchase order.  MusclePharm also moved to strike 4Excelsior’s consequential damages on the grounds that they are unrecoverable under the Uniform Commercial Code.  The court denied that motion, and the action has proceeded to discovery. The Company recognized a liability of $5.2 million (past due invoices plus interest) as of September 30, 2019. Trial has not yet been set, although a Trial Setting Conference has been set for September 21, 2020.

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

Note 10. Stockholders’ Deficit

Common Stock

For the nine months ended September 30, 2019, the Company had the following transactions related to its common stock including restricted stock awards (in thousands, except share and per share data):

Transaction Type	Quantity (Shares)	Valuation ($)	Range of Value per Share
Stock issued for note conversion	16,216,216	$18,000	$1.11
Stock issued for consulting services	22,222	10	0.45
Stock issued in relation to Biozone settlement	150,000	60	0.40
Restricted stock issued to directors	595,238	250	0.42
Stock issued for advertising services	647,957	583	0.90
Total	17,631,633	$18,903	$0.40 to 1.11

For the nine months ended September 30, 2018, the Company had the following transactions related to its common stock including restricted stock awards (in thousands, except share and per share data):

Transaction Type	Quantity (Shares)	Valuation ($)	Range of Value per Share
Stock issued to related party for interest	81,113	53	0.65
Restricted stock issued to directors	250,000	250	1.00
Total	331,113	$303	$0.65 to 1.00

The fair value of all stock issuances above is based upon the quoted closing trading price on the date of issuance. Common stock outstanding as of September 30, 2019 and December 31, 2018 includes shares legally outstanding even if subject to future vesting.

Warrants

For the nine months ended September 30, 2019 and 2018, the Company did not issue any warrants. As of September 30, 2019 and 2018, the Company had outstanding warrants of 1,289,378 and 1,389,378 shares, respectively.

Treasury Stock

For the nine months ended September 30, 2019 and 2018, the Company did not repurchase any shares of its common stock and held 875,621 shares in treasury as of both September 30, 2019 and 2018.

Note 11. Stock-Based Compensation

Restricted Stock

The Company’s stock-based compensation for the nine months ended September 30, 2019 and 2018 consisted primarily of restricted stock awards. The activity of restricted stock awards granted to employees, executives and Board members during the nine months ended September 30, 2019 was as follows:

	Unvested Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance – December 31, 2018	197,500	$1.05
Granted	595,238	0.42
Vested	(197,500)	1.05
Unvested balance – September 30, 2019	595,238	0.42

The Company issued 595,238 shares of restricted stock to its Board members for the three and nine months ended September 30, 2019, respectively. The Company issued 250,000 shares of restricted stock to its Board members for the three and nine months ended September 30, 2018, respectively. The total fair value of restricted stock awards granted to the Board was $0.3 million for the three and nine months ended September 30,2019, respectively. For the three and nine months ended September 30, 2018, the total fair value of restricted stock awards granted to the Board was $0.3 million, respectively.

As of September 30, 2019, the total unrecognized expense for unvested restricted stock awards, net of expected forfeitures, was $0.2 million, which is expected to be amortized over a weighted average period of 0.8 years.

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

Stock Options Summary Table

The following table describes the total options outstanding, granted, exercised, expired and forfeited as of and during the nine months ended September 30, 2019. Shares obtained from the exercise of our options are subject to various trading restrictions.

	Options Pursuant to the 2015 Plan	Weighted Average Exercise Price Per Share	Weighted Average Fair Value of Options	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Issued and outstanding as of December 31, 2018	171,703	$1.89	$1.72	7.17	—
Granted	—	—	—	—	—
Exercised	—	—	—	—	—
Forfeited	—	—	—	—	—
Issued and outstanding as of September 30, 2019	171,703	1.89	1.72	6.42	—
Exercisable as of September 30, 2019	171,703	1.89	1.72	6.42	—

For the three and nine months ended September 30, 2019, the Company recorded no stock compensation expense related to options. The Company recorded no stock compensation expense related to options, for the three months ended September 30, 2018. The Company recorded stock compensation expense of $16,000 related to options, for the nine months ended September 30, 2018.

Note 12. Net Loss per Share

Basic net loss per share is computed by dividing net loss for the period by the weighted average number of shares of common stock outstanding during each period. There was no dilutive effect for the outstanding potentially dilutive securities for the three and nine months ended September 30, 2019 or the three and nine months ended September 30, 2018, as the Company reported a net loss for all periods.

The following table sets forth the computation of the Company’s basic and diluted net loss per share for the periods presented (in thousands, except share and per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018 (as restated)	2019	2018 (as restated)
Net loss	$(5,079)	$(1,422)	$(15,468)	$(4,213)
Weighted average common shares used in computing net loss per share, basic and diluted	18,527,438	15,037,666	16,443,945	14,998,099
Net loss per share, basic and diluted	$(0.27)	$(0.09)	$(0.94)	$(0.28)

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

There was no dilutive effect for the outstanding awards for the three and nine months ended September 30, 2019 and 2018, as the Company reported a net loss for both periods. However, if the Company had net income for the three and nine months ended September 30, 2019, the potentially dilutive securities included in the earnings per share computation would have been 2,988,293. If the Company had net income for the three and nine months ended September 30, 2018, the potentially dilutive securities included in the earnings per share computation would have been 18,054,297.

Total outstanding potentially dilutive securities were comprised of the following:

	As of September 30,
	2019	2018
Stock options	171,703	171,703
Warrants	1,289,378	1,389,378
Unvested restricted stock	595,238	277,000
Convertible notes	931,974	16,216,216
Total common stock equivalents	2,988,293	18,054,297

Note 13. Income Taxes

The Company recorded a tax provision of $53,000 and tax income of $3,000 for the three months ended September 30, 2019 and 2018, respectively, and $89,000 and $0.1 million for the nine months ended September 30, 2019 and 2018, respectively.

Income taxes are provided for the tax effects of transactions reported in the consolidated financial statements and consist of taxes currently due. Deferred taxes relate to differences between the basis of assets and liabilities for financial and income tax reporting which will be either taxable or deductible when the assets or liabilities are recovered or settled. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has established a full valuation allowance as it is more likely than not that the tax benefits will not be realized as of September 30, 2019.

Utilization of net operating losses and R&D credits may be limited due to potential ownership changes under Section 382 of the IRS Code. The Company will undergo a review of its net operating losses in connection with the conversion of Mr. Drexler’s convertible note in September 2019. It is anticipated that a majority of the net operating losses carry-forwards will be utilized as a result of the conversion. These net operating loss carry-forwards and federal R&D credits have expiration dates starting in 2030 through 2037.

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

Revenue, net by geography is based on the company addresses of the customers. The following table sets forth revenue, net by geographic area (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018 (as restated)	2019	2018 (as restated)
Revenue, net:
United States	$15,632	$15,216	$44,798	$41,605
International	5,543	6,719	17,451	26,343
Total revenue, net	$21,175	$21,935	$62,249	$67,948

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
Other period-end expense cutoff.

Other adjustments include, but are not limited to the following; purchase price variances, accrual for legal fees, payroll tax adjustment on restricted stock, rebate receivable and recognizing revenue on a net versus gross basis.

Accumulated deficit has been adjusted to reflect changes to net loss, for each period restated.

Restatement Adjustments

Several restatement adjustments were made to the Company's previously filed consolidated financial statements in order to reflect revenue recognition in the appropriate periods as discussed above. Accordingly, for the subject sales transactions, revenue and accounts receivable balances were reduced by an equivalent amount in the period that the sale was originally recorded as revenue, and revenue was increased in the subsequent period in which the criteria for revenue recognition were met. Further, for the subject sales transactions, cost of revenue was reduced, and inventory was increased, in the period that the sale was originally recorded as revenue, and cost of revenue was increased, and inventory was reduced, in the period the sale was ultimately recorded as revenue.

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

September 30, 2018 Restatement (unaudited)

As of and for the three and nine months ended September 30, 2018, the Company recorded the following restatement adjustments and charges:

Impact on consolidated statements of operations for the three months ended September 30, 2018 (in thousands) - increase (decrease):

●
Revenue, net:
Sales cutoff – ($3,445)
Correction of estimate of expected value of customer credits – $897
Reclassification of payments to customers – ($2,905)
●
Cost of revenue:
Sales cutoff – ($2,170)
Accrual for rebate receivable – ($144)
Reclassification of advertising expenses directly related to product sales - $103
●
Advertising and promotion:
Reclassification of payments to customers – ($2,871)
Reclassification of advertising expenses directly related to product sales and commissions – ($201)
●
Selling, general and administrative:
Depreciation adjustment for facility relocation – ($56)
Retirement of asset obligation – $151
Reclassification of payments to customers – ($36)
Reclassification of advertising expenses representing commissions - $99
●
Impairment of assets:
Recorded in wrong period – ($743)
●
Interest and other expense, net: adjusted debt discount amortization – ($140)
●
Net Loss – ($555)

Impact on consolidated statements of operations for the nine months ended September 30, 2018 - increase (decrease):

●
Revenue, net:
Reversal of December 31, 2017 accrual for credits – $1,281
Sales cutoff – ($5,183)
Correction of estimate of expected value of customer credits – $142
Reclassification of payments to customers – ($9,288)
Recognizing revenue on a net versus gross basis– ($43)
●
Cost of revenue:
Reversal of December 31, 2017 purchase price variance - $154
Sales cutoff – ($3,279)
Accrual for rebate receivable – ($494)
Recognizing revenue on a net versus gross basis– ($43)
Reclassification of advertising expenses directly related to product sales - $452
●
Advertising and promotion:
Reversal of December 31, 2017 accrual for credits - ($90)
Reclassification of payments to customers – ($9,247)
Sales cutoff – $3
Reclassification of advertising expenses directly related to product sales and commissions – ($697)
●
Selling, general and administrative:
Reversal of December 31, 2017 accrual for credits – ($72)
Depreciation adjustment for facility relocation – ($168)
Asset retirement obligation - $151
Reclassification of payments to customers – ($43)
Reclassification of advertising expenses representing commissions - $246
●
Professional fees: reversal of December 2017 legal over accrual – $148
●
Impairment of assets:
Recorded in wrong period – ($743)
●
Interest and other expense, net: adjusted debt discount amortization – ($511)
●
Net Loss – ($1,142)

Impact on consolidated balance sheets - increase (decrease):

●
Accounts receivable, net of allowance for doubtful accounts:
Sales cutoff – ($9,330)
Correction of estimate of expected value of customer credits – $138
ASC 606 modified retrospective transition – ($1,053)
●
Inventory: sales cutoff – $3,054
●
Prepaid expenses and other current assets: accrual for rebate receivable - $491
●
Accounts payable: sales cutoff - ($3,066)
●
Accrued liabilities:
Payroll tax adjustment on restricted stock – ($231)
Sales cut off – ($29)
●
Convertible note with a related party, net of discount: debt discount adjustment net of amortization – $699
●
Other long term liabilities: Asset retirement obligation - $152
●
Additional paid-in capital: debt discount adjustment – ($1,212)
●
Accumulated deficit: $3,013

The unaudited restated consolidated balance sheets as of September 30, 2018 is presented below (in thousands, except per share data):

	September 30, 2018
	As Previously Reported	Restatement Adjustments	Restated (unaudited)
ASSETS
Current assets:
Cash	$1,749	$—	$1,749
Accounts receivable, net of allowance for doubtful accounts of $1,985	16,235	(10,245)	5,990
Inventory	7,324	3,054	10,378
Prepaid expenses and other current assets	1,120	491	1,611
Total current assets	26,428	(6,700)	19,728
Property and equipment, net	576	—	576
Intangible assets, net	1,077	—	1,077
Other assets	267	—	267
TOTAL ASSETS	$28,348	$(6,700)	$21,648
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Obligation under secured borrowing arrangement	$594	$—	$594
Line of credit	1,500	—	1,500
Accounts payable	20,672	(3,066)	17,606
Accrued liabilities	5,238	(260)	4,978
Accrued restructuring charges, current	463	—	463
Total current liabilities	28,467	(3,326)	25,141
Convertible note with a related party, net of discount	17,226	699	17,925
Accrued restructuring charges, long-term	58	—	58
Other long-term liabilities	74	152	226
Total liabilities	45,825	(2,475)	43,350
Commitments and contingencies (Note 9)
Stockholders' deficit:
Common stock, par value of $0.001 per share; 100,000,000 shares authorized 16,190,288 shares issued as of September 30, 2018; 15,314,667 shares outstanding as of September 30, 2018	15	—	15
Additional paid-in capital	160,038	(1,212)	158,826
Treasury stock, at cost; 875,621 shares	(10,039)	—	(10,039)
Accumulated other comprehensive loss	(169)	—	(169)
Accumulated deficit	(167,322)	(3,013)	(170,335)
TOTAL STOCKHOLDERS’ DEFICIT	(17,477)	(4,225)	(21,702)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$28,348	$(6,700)	$21,648

The unaudited restated quarterly consolidated statements of operations for the three months ended September 30, 2018 is presented below (in thousands, except per share data):

	Three Months Ended September 30, 2018
	As Previously Reported	Restatement Adjustments	Restated (unaudited)
Revenue, net	$27,388	$(5,453)	$21,935
Cost of revenue	18,595	(2,211)	16,384
Gross profit	8,793	(3,242)	5,551
Operating expenses:
Advertising and promotion	3,589	(3,072)	517
Salaries and benefits	1,856	—	1,856
Selling, general and administrative	2,974	158	3,132
Research and development	185	—	185
Professional fees	436	—	436
Impairment of assets	743	(743)	—
Total operating expenses	9,783	(3,657)	6,126
Loss from operations	(990)	415	(575)
Interest and other expense, net	(990)	140	(850)
Loss before provision for income taxes	(1,980)	555	(1,425)
Provision for income (benefit) taxes	(3)	—	(3)
Net loss	$(1,977)	$555	(1,422)

Net loss per share, basic and diluted	$(0.13)	$0.04	(0.09)

Weighted average shares used to compute net loss per share, basic and diluted	15,029,312	8,354	15,037,666

The unaudited restated consolidated statements of operations for the nine months ended September 30, 2018 is presented below (in thousands, except per share data):

	Nine Months Ended September 30, 2018
	As Previously Reported	Restatement Adjustments	Restated (unaudited)
Revenue, net	$81,039	$(13,091)	$67,948
Cost of revenue	55,875	(3,210)	52,665
Gross profit	25,164	(9,881)	15,283
Operating expenses:
Advertising and promotion	12,241	(10,031)	2,210
Salaries and benefits	6,305	—	6,305
Selling, general and administrative	8,175	114	8,289
Research and development	605	—	605
Professional fees	1,634	148	1,782
Impairment of assets	743	(743)	—
Total operating expenses	29,703	(10,512)	19,191
Loss from operations	(4,539)	631	(3,908)
Gain on settlement of obligation	2,747	—	2,747
Interest and other expense, net	(3,463)	511	(2,952)
Loss before provision for income taxes	(5,255)	1,142	(4,113)
Provision for income taxes	100	—	100
Net loss	$(5,355)	$1,142	(4,213)

Net loss per share, basic and diluted	$(0.36)	$0.08	(0.28)

Weighted average shares used to compute net loss per share, basic and diluted	14,783,669	214,430	14,998,099

The unaudited restated consolidated statements of cash flows for the nine months ended September 30, 2018 is presented below (in thousands):

	Nine Months Ended September 30, 2018
	As Previously Reported	Restatement Adjustments	Restated (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,355)	$1,142	$(4,213)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	822	(169)	653
Settlement of obligation	(2,747)	2,747	—
Bad debt expense	822	—	822
Impairment of assets	743	(743)	—
Amortization of debt discount	557	(513)	44
Inventory provision	—	130	130
Stock-based compensation	377	—	377
Changes in operating assets and liabilities:
Accounts receivable	(454)	3,629	3,175
Inventory	(755)	(193)	(948)
Prepaid expenses and other current assets	(114)	(491)	(605)
Other assets	(44)	—	(44)
Accounts payable and accrued liabilities	8,365	(5,539)	2,826
Accrued restructuring charges	(194)	—	(194)
Net cash provided by operating activities	2,023	—	2,023
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(86)	—	(86)
Net cash used in investing activities	(86)	—	(86)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on line of credit	(1,500)	—	(1,500)
Proceeds from secured borrowing arrangement, net of reserves	31,677	—	31,677
Payments on secured borrowing arrangement, net of fees	(36,469)	—	(36,469)
Repayment of capital lease obligations	(101)	—	(101)
Net cash used in financing activities	(6,393)	—	(6,393)
Effect of exchange rate changes on cash	(23)	—	(23)
NET CHANGE IN CASH	(4,479)	—	(4,479)
CASH — BEGINNING OF PERIOD	6,228	—	6,228
CASH — END OF PERIOD	$1,749	$—	$1,749
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$2,727	$—	$2,727
Cash paid for taxes	$173	$—	$173
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Purchase of property and equipment included in current liabilities	$12	$—	$12
Interest paid through issuance of shares of common stock	$53	$—	$53

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

There are no other events subsequent to September 30, 2019 that have not been described in the accompanying footnotes.

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

Overview

MusclePharm Corporation is a scientifically-driven performance lifestyle company that develops, markets and distributes branded nutritional products. We offer a broad range of performance powders, bars, capsules, tablets and on-the-go ready to eat protein snacks. Our portfolio of recognized brands, including MusclePharm® and FitMiss®, are marketed and sold in more than 100 countries globally. Our corporate headquarters are located in Burbank, CA.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2019 to the Three Months Ended September 30, 2018

($ in thousands)	Three Months Ended September 30
	2019	2018 (as restated)	$ Change	% Change

Revenue, net	$21,175	$21,935	$(760)	(3)
Cost of revenue	19,649	16,384	3,265	20
Gross profit	1,526	5,551	(4,025)	(73)
Operating expenses:
Advertising and promotion	574	517	57	11
Salaries and benefits	2,070	1,856	214	12
Selling, general and administrative	1,895	3,132	(1,237)	(39)
Research and development	232	185	47	25
Professional fees	842	436	406	93
Total operating expenses	5,613	6,126	(513)	(8)
Loss from operations	(4,087)	(575)	3,512	611
Other (expense) income:
Loss on settlement of obligation	(16)	—	(16)	(100)
Interest and other expense, net	(923)	(850)	73	9
Loss before provision for income taxes	(5,026)	(1,425)	3,601	253
Provision for income taxes (benefit)	53	(3)	56	1869
Net loss	$(5,079)	$(1,422)	$3,657	257

Comparison of the Nine Months Ended September 30, 2019 to the Nine Months Ended September 30, 2018

	Nine Months Ended September 30
($ in thousands)	2019	2018 (as restated)	$ Change	% Change

Revenue, net	$62,249	$67,948	$(5,699)	(8)
Cost of revenue	56,077	52,665	3,412	6
Gross profit	6,172	15,283	(9,111)	(60)
Operating expenses:
Advertising and promotion	2,134	2,210	(76)	(3)
Salaries and benefits	5,844	6,305	(461)	(7)
Selling, general and administrative	6,964	8,289	(1,325)	(16)
Research and development	694	605	89	15
Professional fees	2,783	1,782	1,001	56
Total operating expenses	18,419	19,191	(772)	(4)
Loss from operations	(12,247)	(3,908)	8,339	213
Other (expense) income:
(Loss) gain on settlement of obligation	(125)	2,747	(2,872)	(105)
Interest and other expense, net	(3,007)	(2,952)	(55)	(2)
Loss before provision for income taxes	(15,379)	(4,113)	11,266	274
Provision for income taxes	89	100	(11)	(11)
Net loss	$(15,468)	$(4,213)	$11,255	267

The following table presents our operating results as a percentage of revenue, net for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018 (as restated)	2019	2018 (as restated)
Revenue, net	100%	100%	100%	100%
Cost of revenue	93	75	90	78
Gross profit	7	25	10	22
Operating expenses:
Advertising and promotion	3	2	3	3
Salaries and benefits	10	8	9	9
Selling, general and administrative	9	14	11	12
Research and development	1	1	1	1
Professional fees	4	2	4	3
Total operating expenses	27	27	28	28
Loss from operations	(20)	(2)	(18)	(6)
Other income (expense):
(Loss) gain on settlement of obligation	(1)	—	—	4
Interest and other expense, net	(2)	(4)	(5)	(4)
Loss before income taxes	(23)	(6)	(23)	(6)
Income taxes	—	—	—	—
Net loss	(23)%	(6)%	(23)%	(6)%

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

The MusclePharm brands are marketed across major global retail distribution channels – Specialty, International, and Food, Drug, and Mass (“FDM”). Below is a table of net revenue by our major distribution channel:

	For the Three Months Ended September 30,
	2019	% of Total	2018 (as restated)	% of Total
Distribution Channel
Specialty	$9,655	45%	$9,054	41%
International	5,543	27%	6,719	31%
FDM	5,925	28%	6,162	28%
Total	$21,175	100%	$21,935	100%

	For the Nine Months Ended September 30,
	2019	% of Total	2018 (as restated)	% of Total
Distribution Channel
Specialty	$27,966	45%	$25,159	37%
International	17,451	28%	26,343	39%
FDM	16,832	27%	16,446	24%
Total	$62,249	100%	$67,948	100%

For the three and nine months ended September 30, 2019, the reductions in sales from international customers related primarily to a general shift to domestic and online marketing.

For the nine months ended September 30, 2019, the increase in Specialty is due to increased promotional activity with iHerb and Amazon, resulting in higher revenues.

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

Net revenue decreased $0.8 million, or 3%, to $21.2 million for the three months ended September 30, 2019, compared to $21.9 million for the same period in 2018. Net revenue for the three months ended September 30, 2019 decreased due to reduced international sales of $1.2 million, which was partially offset by increased domestic sales of $0.4 million. Discounts and sales allowances decreased to 25% of gross revenue, or $7.0 million, for the three months ended September 30, 2019 from 27% of gross revenue, or $8.3 million for the same period in 2018. Discounts and sales allowance will fluctuate based on customer mix and changes in discretionary promotional activity. During the three months ended September 30, 2019, we reduced certain discretionary promotional activity for our largest online customers in an effort to improve our gross margins and better align our promotional activity with our revenue expectations.

Net revenue decreased $5.7 million, or 8%, to $62.2 million for the nine months ended September 30, 2019, compared to $67.9 million for the same period in 2018. Net revenue for the nine months ended September 30, 2019 decreased due to reduction in our international sales of $8.9 million, which was partially offset by increased domestic sales of $3.2 million. Discounts and sales allowances increased to slightly to 27% of gross revenue, or $22.5 million, for the nine months ended September 30, 2019 from 26% of gross revenue, or $24.1 million for the same period in 2018. Discounts and sales allowance will fluctuate based on customer mix and changes in discretionary promotional activity. We expect that our discounts and allowances will continue to decrease, overall and as a percentage of revenue as we reduce certain discretionary promotional activity, we have not experienced a commensurate increase in revenues as a result of higher discretionary promotional activity.

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

Costs of revenue increased 20% to $19.6 million for the three months ended September 30, 2019, compared to $16.4 million for the same period in 2018. Accordingly, gross profit for the three months ended September 30, 2019 decreased $4.1 million to $1.5 million compared to $5.6 million for the same period in 2018. Gross profit margin was 7% for the three months ended September 30, 2019 compared to 25% for the same period in 2018. Our gross margin decreased for the three months ended September 30, 2019, compared to same period in 2018 due to an increase in protein prices.

Costs of revenue increased 6% to $56.1 million for the nine months ended September 30, 2019, compared to $52.7 million for the same period in 2018. Accordingly, gross profit for the nine months ended September 30, 2019 decreased $9.1 million to $6.2 million compared to $15.3 million for the same period in 2018. Gross profit margin was 10% for the nine months ended September 30, 2019 compared to 22% for the same period in 2018. Our gross margin decreased for the nine months ended September 30, 2019, compared to the same period in 2018 due to an increase in protein prices and an increase in discounts and allowances as a percentage of revenues. We expect our gross margin to increase in future periods due to a decrease in protein prices which began toward the end of the current nine-month period, and a reduction in our discretionary promotional activity.

Operating Expenses

Operating expenses for the three months ended September 30, 2019 and 2018 were $5.6 million and $6.1 million, respectively. Our operating expenses were 27% of net revenue for both the three months ended September 30, 2019 and 2018. We continue to focus on reducing our operating expenses in response to our continued losses.

Operating expenses for the nine months ended September 30, 2019 and 2018 were $18.4 million and $19.2 million, respectively. Our operating expenses were 28% of net revenue for both the nine months ended September 30, 2019 and 2018. We have instituted new strategies that focus on new advertising and promotions expenditures, while at the same time reducing other operating expenses.

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

Advertising and promotion expense increased 11% to $0.6 million for the three months ended September 30, 2019, compared to the same period in 2018, when advertising and promotion expense was $0.5 million.

Advertising and promotion expense decreased 3% to $2.1 million for the nine months ended September 30, 2019, compared to the same period in 2018, when advertising and promotion expense was $2.2 million. The decrease for the nine months ended September 30, 2018 primarily included a decrease in trade shows and events of $0.3 million, a decrease in other advertising of $0.2 million, and a decrease in sponsorship fees of $0.1 million, partially offset by an increase in print advertising of $0.5 million.

We expect that our advertising and promotion expense will continue to decrease, as we focus on reducing our expenses and shifting our promotional costs, in part, from general branding and product awareness to acquiring customers and driving sales from existing customers.

Salaries and Benefits

Salaries and benefits consist primarily of salaries, bonuses, benefits, and stock-based compensation. Personnel costs are a significant component of our operating expenses.

For the three months ended September 30, 2019, salaries and benefits expense increased 12% to $2.1 million, compared to $1.9 million for the same period in 2018. For the three months ended September 30, 2019, other compensation expense increased by $0.3 million compared to the three months ended September 30, 2018 due to an increase in severance expense of $0.2 million related to terminated employees, and contract labor of $0.1 million.

For the nine months ended September 30, 2019, salaries and benefits expense decreased 7% to $5.8 million, compared to $6.3 million for the same period in 2018. For the nine months ended September 30, 2019, stock-based compensation expense decreased $171,000, compared to the nine months ended September 30, 2018. For the nine months ended September 30, 2019, bonus expense decreased $0.5 million compared to the nine months ended September 30, 2018, as we eliminated most discretionary bonuses due to our continued losses.

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

For the three months ended September 30, 2019, selling, general and administrative expenses decreased 39% to $1.9 million compared to the same period in 2018, when selling, general and administrative expenses were $3.1 million. The decrease during the three months ended September 30, 2019 compared to the same period in 2018 were primarily due to lower freight expenses of $0.2 million and lower bad debt of $0.6 million. During 2018, we were not able to collect from two large customers.

For the nine months ended September 30, 2019, selling, general and administrative expenses decreased 16% to $6.9 million, compared to the same period in 2018, when selling, general and administrative expenses were $8.3 million. The decrease during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2018 were primarily due to lower freight expenses of $0.2 million and lower bad debt of $0.8 million.

Research and Development

Research and development expenses consist primarily of R&D personnel salaries, bonuses, benefits, and stock-based compensation, product quality control, which includes third-party testing, and research fees related to the development of new products. We expense research and development costs as incurred.

For the three months ended September 30, 2019, research and development expenses remained constant at $0.2 million, compared to the same period in 2018.

For the nine months ended September 30, 2019, research and development expenses increased 15% to $0.7 million, compared to the same period in 2018, when research and development expenses and $0.6 million primarily due to increased quality control testing fees.

Professional Fees

Professional fees consist primarily of legal fees, accounting and audit fees, consulting fees, which includes both cash and stock-based compensation, and investor relations costs.

For the three months ended September 30, 2019, professional fees increased 93% to $0.8 million, compared to the same period in 2018 when professional fees were $0.4 million. The significant increase is primarily due to higher legal fees as a result of increased litigation and costs related to the restatement of our 2017 and 2018 financial results.

For the nine months ended September 30, 2019, professional fees increased 56% to $2.8 million, compared to the same period in 2018 when professional fees were $1.8 million. The significant increase is primarily due to higher legal fees as a result of increased litigation and costs related to our restatement of our 2017 and 2018 financial results. After 2019, we expect our professional fees to decrease as we rationalize our professional service providers and focus on key initiatives. Also, as our ongoing legal matters are reduced, we expect to see a further decline in legal costs for specific settlement activities. We intend to continue to invest in strengthening our governance, internal controls, and process improvements which may require some support from third-party service providers.

Interest and other expense, net

For the three and nine months ended September 30, 2019 and 2018, “Interest and other expense, net” consisted of the following (in thousands):
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018 (as restated)	2019	2018 (as restated)

Interest expense, related party	$(458)	$(559)	$(1,528)	$(1,653)
Interest expense, related party debt discount	(30)	(15)	(60)	(45)
Interest expense, other	(162)	(28)	(619)	(160)
Interest expense, secured borrowing arrangements	(335)	(251)	(840)	(906)
Foreign currency transaction loss	(11)	(4)	(224)	(197)
Other	73	7	264	9
Total interest and other expense, net	$(923)	$(850)	$(3,007)	$(2,952)

Net interest and other expense for the three months ended September 30, 2019 increased 9%, or $0.1 million, compared to the same period in 2018 primarily related to increased other interest, due to interest accruals on unpaid vendor invoices.

Net interest and other expense for the nine months ended September 30, 2019 increased 2%, or less than $0.1 million.

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

Liquidity and Capital Resources

The Company has incurred significant losses and experienced negative cash flows since inception. As of September 30, 2019, the Company had cash of $1.5 million, a decline of $0.8 million from the December 31, 2018 balance of $2.3 million. As of September 30, 2019, we had a working capital deficit of $26.3 million, a stockholders’ deficit of $24.6 million and an accumulated deficit of $192.4 million resulting from recurring losses from operations. As a result of our history of losses and financial condition, there is substantial doubt about our ability to continue as a going concern. For financial information concerning more recent periods, see our reports for such periods filed with the Securities and Exchange Commission.

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

Our net consolidated cash flows are as follows (in thousands):

	For the Nine Months Ended September 30,
	2019	2018 (as restated)
Consolidated Statements of Cash Flows Data:
Net cash (used in) provided by operating activities	$(4,234)	$2,023
Net cash used in investing activities	(13)	(86)
Net cash provided by (used in) financing activities	3,466	(6,393)
Effect of exchange rate changes on cash	7	(23)
Net change in cash	$(774)	$(4,479)

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

Our operating cash outflows were $6.3 million lower for the nine months ended September 30, 2019 compared to the same period in 2018. The variance primarily relates to net loss of $15.5 million adjusted for non-cash charges, which resulted in a use of cash of $13.5 million for the nine months ended September 30, 2019, compared to a use of cash of $2.2 million for the same period in 2018. This variance also included a change in net operating assets and liabilities, which resulted in a source of cash of $9.2 million for the nine months ended September 30, 2019 compared to a source of cash of $4.2 million for the same period in 2018. The increase in net operating assets and liabilities is the result of a decrease in our accounts receivable balance of $1.1 million, a decrease in our inventory balance of $6.2 million, an increase in our accounts payable and accrued liabilities balance of $1.7 million, and a decrease in prepaid expenses and other assets of $0.3 million which together provided a source of cash flow. During the nine months ended September 30, 2018, our net operating assets and liabilities included a decrease in accounts receivable of $3.2 million and an increase in accounts payable and accrued liabilities of $2.8 million, resulting in a cash inflow from working capital, offset in part by an increase in our inventory balance of $0.9 million, and an increase in prepaid expenses and other assets of $0.6 million. For the nine months ended September 30, 2019 and 2018, our accounts payable created uses of cash due to an increase in our past due accounts payable.

Investing Activities

During the nine months ended September 30, 2019, we used $13,000 for the purchase of equipment. During the nine months ended September 30, 2018, we used $86,000 for the purchase of equipment.

Financing Activities

Cash provided by financing activities was $3.5 million for the nine months ended September 30, 2019 and cash used in financing activities was $6.4 million for the nine months ended September 30, 2018. Cash provided from the secured borrowing arrangement in both periods was offset by repayments of outstanding debt.

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

The $18.0 million Refinanced Convertible Note bears interest at the rate of 12% per annum. Interest payments are due on the last day of each quarter. At the Company’s option (as determined by its independent directors), the Company may repay up to one-sixth of any interest payment by either adding such amount to the principal amount of the note or by converting such interest amount into an equivalent amount of the Company’s common stock. Any interest not paid when due shall be capitalized and added to the principal amount of the Refinanced Convertible Note and bear interest on the applicable interest payment date along with all other unpaid principal, capitalized interest, and other capitalized obligations. Both the principal and the interest under the Refinanced Convertible Note were due on December 31, 2019, unless converted earlier. Mr. Drexler may convert the outstanding principal and accrued interest into shares of the Company’s common stock at a conversion price of $1.11 per share at any time. The Company may prepay the Refinanced Convertible Note by giving Mr. Drexler between 15 and 60 days’ notice depending upon the specific circumstances, subject to Mr. Drexler’s conversion right.

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

For the three months ended September 30, 2019 and 2018, interest expense, including the amortization of debt discount, related to the related party convertible secured promissory notes was $0.5 million and $0.6 million, respectively. During the three months ended September 30, 2019 and 2018, $0.4 million and $0.6 million, respectively, in interest was paid in cash to Mr. Drexler.

For the nine months ended September 30, 2019 and 2018, interest expense, including the amortization of debt discount, related to the related party convertible secured promissory notes was $1.6 million and $1.8 million, respectively. During the nine months ended September 30, 2019 and 2018, $0.8 million and $1.4 million, respectively, in interest was paid in cash to Mr. Drexler.

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

Related-Party Note Payable

The Company entered into a collateral receipt and security agreement with Mr. Drexler, dated December 27, 2019 pursuant to which Mr. Drexler agreed to post bond relating to the judgment ruled on the ThermoLife case, pending the appeal. The amount paid by Mr. Drexler on behalf of the Company, including fees, was $0.3 million. The amount, which was outstanding as of December 31, 2019, was refinanced under a new agreement on July 1, 2020. The note payable is included in “Convertible note with a related party, net of discount” in the consolidated balance sheets. See additional information in “Note 16. Subsequent Events.”

Line of Credit - Inventory Financing

On October 6, 2017, the Company entered into a Security Agreement with Crossroads. Pursuant to the Security Agreement, the Company may borrow up to 70% of its Inventory Cost or up to 75% of Net Orderly Liquidation Value (each as defined in the Security Agreement), up to a maximum amount of $3.0 million at an interest rate of 1.5% per month, subject to a minimum monthly fee of $22,500. Subsequent to the end of 2017, the maximum amount was increased to $4.0 million. The term of the Security Agreement automatically extends in one-year increments, unless earlier terminated pursuant to the terms of the Security Agreement. The Security Agreement contains customary events of default, including, among others, the failure to make payments on amounts owed when due, default under any other material agreement or the departure of Mr. Drexler. The Security Agreement also contains customary restrictions on the ability of the Company to, among other things, grant liens, incur debt and transfer assets. Under the Security Agreement, the Company agreed to grant Crossroads a security interest in all of the Company’s present and future accounts, chattel paper, goods (including inventory and equipment), instruments, investment property, documents, general intangibles, intangibles, letter of credit rights, commercial tort claims, deposit accounts, supporting obligations, documents, records and the proceeds thereof. As of September 30, 2019, and December 31, 2018, we owed Crossroads $3.0 million and $1.5 million, respectively.

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

Secured Borrowing Arrangement

In January 2016, we entered into the Purchase and Sale Agreement with Prestige pursuant to which we agreed to sell and assign, and Prestige agreed to buy and accept, certain accounts receivable owed to us (“Accounts”). Under the terms of the Purchase and Sale Agreement, upon the receipt and acceptance of each assignment of Accounts, Prestige will pay us 80% of the net face amount of the assigned Accounts, up to a maximum total borrowing of $12.5 million subject to sufficient amounts of accounts receivable to secure the loan. The remaining 20% will be paid to us upon collection of the assigned Accounts, less any chargebacks (including chargebacks for any customer amounts that remain outstanding for over 90 days), disputes, or other amounts due to Prestige. Prestige’s purchase of the assigned Accounts from us will be at a discount fee which varies from 0.7% to 4%, based on the number of days outstanding from the assignment of Accounts to collection of the assigned Accounts. In addition, we granted Prestige a continuing security interest in and lien upon all accounts receivable, inventory, fixed assets, general intangibles, and other assets. Prestige will have no recourse against the Company if payments are not made due to the insolvency of an account debtor within 90 days of invoice date, with the exception of international and certain domestic customers. The Purchase and Sale Agreement’s term was extended to April 1, 2020, at which point the term now renews automatically for successive one-year periods unless either party receives written notice of cancellation from the other, at minimum, thirty-days prior to the expiration date. At September 30, 2019 and 2018, we had approximately $3.3 and $1.3 million of outstanding borrowings.

During the three months ended September 30, 2019 and 2018, the Company assigned to Prestige accounts with an aggregate face amount of approximately $14.8 million and $9.9 million, respectively, for which Prestige paid to the Company approximately $11.9 million and $7.9 million, respectively, in cash. During the three months ended September 30, 2019 and 2018, $12.5 million and $10.1 million was repaid to Prestige, respectively, including fees and interest.

During the nine months ended September 30, 2019 and 2018, the Company assigned to Prestige accounts with an aggregate face amount of approximately $39.0 million and $39.6 million, respectively, for which Prestige paid to the Company approximately $31.2 million and $31.7 million, respectively, in cash. During the nine months ended September 30, 2019 and 2018, $29.2 million and $36.5 million was repaid to Prestige, respectively, including fees and interest.

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

HSBF Note

On May 14, 2020, the Company received an aggregate principal amount of $964,910 pursuant to the borrowing arrangement (“Note”) with HSBF and agreed to pay the principal amount plus interest at a 1% fixed interest rate per year, on the unpaid principal balance. No payments are due on the Note until November 16, 2020 (the “Deferment Period”). However, interest will continue to accrue during the Deferment Period. The Note will mature on May 16, 2022. The Note includes forgiveness provisions in accordance with the requirements of the Paycheck Protection Program, Section 1106 of the CARES Act. The Company has not determined the amount of forgiveness in connection with the loan, partly due to the ongoing routine changes in the method of calculating the amount.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2019.

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
Other period-end expense cutoff.

Other adjustments include, but are not limited to the following; purchase price variances, accrual for legal fees, payroll tax adjustment on restricted stock, rebate receivable and recognizing revenue on a net versus gross basis.

Accumulated deficit has been adjusted to reflect changes to net loss, for each period restated.

(ii)     Evaluation of disclosure controls and procedures.

The principal executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures as of September 30, 2019. Based on this evaluation, they concluded that because of the material weaknesses in our internal control over financial reporting discussed below, the disclosure controls and procedures were not effective as required under Rule 13a-15(e) under the Exchange Act. Disclosure controls and procedures are designed to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

As part of the senior leadership reorganization referred to above, the Company engaged an outside firm which is in the process of revamping our internal control documentation and testing. In addition, we will continue to review the qualifications of our internal financial organization to ensure our personnel have the appropriate technical and SOX related expertise.

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

Other than the ongoing remediation efforts described above, there have been no changes during the quarter ended September 30, 2019 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of business or otherwise, we may become involved in legal proceedings. We will accrue a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. The accrual for a litigation loss contingency might include, for example, estimates of potential damages, outside legal fees and other directly related costs expected to be incurred. The Company provides disclosures for material contingencies when there is a reasonable possibility that a loss or an additional loss may be incurred. In assessing whether a loss is a reasonable possibility, the Company may consider the following factors, among others: the nature of the litigation, claim or assessment, available information, opinions or views of legal counsel and other advisors, and the experience gained from similar cases. As of September 30, 2019, we were involved in the following material legal proceedings described below. These are not the only legal proceedings in which we are involved. We are involved in additional legal proceedings in the ordinary course of our business and otherwise.

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

4Excelsior Matter

On March 18, 2019, 4Excelsior, a manufacturer of MusclePharm products, filed an action against MusclePharm in the Superior Court of the State of California for the County of Los Angeles, claiming approximately $6.2 million in damages relating to allegedly unpaid invoices, as well as approximately $7.8 million in consequential damages.  On January 27, 2020, MusclePharm filed a counterclaim against 4Excelsior seeking unidentified damages relating to, among other things, 4Excelsior’s failure to fulfill a purchase order.  MusclePharm also moved to strike 4Excelsior’s consequential damages on the grounds that they are unrecoverable under the Uniform Commercial Code.  The court denied that motion, and the action has proceeded to discovery. The Company recognized a liability of $5.2 million (past due invoices plus interest) as of September 30, 2019. Trial has not yet been set, although a Trial Setting Conference has been set for September 21, 2020.

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

101**
The following materials from MusclePharm Corporation’s quarterly report on Form 10-Q for the three and nine months ended September 30, 2019 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Statement of Changes in Stockholders’ Deficit; (iv) the Consolidated Statements of Cash Flows; and (v) related notes to these financial statements.

** Filed herewith
*** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MUSCLEPHARM CORPORATION

Date: August 24, 2020	By:	/s/ Allen Sciarillo
	Name:	Allen Sciarillo
	Title:	Chief Financial Officer,
(Principal Financial Officer)