Form 10-K
period 2019-12-31
MusclePharm Corp
filed 2020-08-25
CIK 1415684

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files) Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Aggregate market value of the common equity held by non-affiliates of the registrants as of June 30, 2020, the last business day of the most recently completed second fiscal quarter: $1.9 million.

Number of shares of the registrant’s common stock outstanding at August 18, 2020: 33,101,866 (excludes 875,621 shares of common stock held in treasury).

MusclePharm Corporation
Form 10-K
For the Year Ended December 31, 2019

About this Report

This Annual Report on Form 10-K relates to the Company’s (as defined below) fiscal year ended December 31, 2019. As previously indicated by the Company, it has been delinquent in its filings with the Securities and Exchange Commission (the “SEC”) and is making this filing after its due date. Simultaneously with making this filing, the Company also is filing its delinquent filings on Form 10-Q for the quarterly periods ended March 31, 2019, June 30, 2019 and September 30, 2019.

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements. All statements contained in this Annual Report on Form 10-K other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements. We base these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs.

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

Note Regarding Trademarks

We have proprietary rights to a number of registered and unregistered trademarks worldwide that we believe are important to our business, including, but not limited to: “MusclePharm” and “FitMiss”. We have, in certain cases, omitted the ®, © and ™ designations for these and other trademarks used in this Annual Report on Form 10-K. Nevertheless, all rights to such trademarks are reserved. These and other trademarks referenced in this Annual Report on Form 10-K are the property of their respective owners.

PART I
Item 1. Business

MusclePharm Corporation was incorporated in Nevada in 2006. Except as otherwise indicated herein or the context requires otherwise, the terms “MusclePharm,” the “Company,” “we,” “our” and “us” refer to MusclePharm Corporation and its subsidiaries. The Company is a scientifically-driven, performance lifestyle company that develops, manufactures, markets and distributes branded sports nutrition products and nutritional supplements. Our portfolio of recognized brands, including MusclePharm® and FitMiss®, is marketed and sold in more than 100 countries globally. The Company is headquartered in Burbank, California and, as of December 31, 2019, had the following wholly-owned operating subsidiaries: MusclePharm Canada Enterprises Corp., MusclePharm Ireland Limited and MusclePharm Australia Pty Limited.

Products

The MusclePharm brand product portfolio is designed for athletes of all levels and anyone who pursues an active lifestyle. We offer a broad range of performance powders, capsules, tablets and gels that satisfy the needs of enthusiasts and professionals alike. Our products are marketed in multiple performance and active lifestyle distribution channels that reach athletes of all types and demographics. Our goal is to serve the needs of our customers, while fueling the engine of sport for all ages and genders. Our portfolio of products targets every type of fitness enthusiast and professional, from combat sport, weight training, bodybuilding, running, and all team and individual sports, as well as individuals who lead an active lifestyle.

We place considerable emphasis on transparency, high-quality ingredients, innovation and science. Products are placed through rigorous third-party independent testing to ensure safe, quality ingredients to support all levels of athletic ability. Tests performed on products include banned substance testing and protein verification, among others.

Sport Series - Scientifically-advanced, performance-driven sports nutrition items that cover the needs of athletes. This line of award-winning, independently-tested products helps to fuel athletes safely by increasing strength, energy, endurance, recovery and overall athletic performance. Sport Series’ lineup includes products like Combat Protein Powder, a top selling five-protein blend on the market, and the award winning Combat Crunch Protein Bars.

Essentials Series - To meet the day-in and day-out demands of fitness and sport, the Essentials Series (formerly known as the Core Series) line of supplements exists for athletes to take daily. These products include daily staples for a healthy body, such as BCAA, creatine, glutamine, carnitine, CLA, fish oil, a multi-vitamin and more.

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

FitMiss® - Designed and formulated specifically for the female body, FitMiss sports nutrition products are complementary to any active female’s diet. In seeking a stronger, more balanced foundation, FitMiss ingredients support women in areas of weight management, lean muscle mass, body composition, and general health and wellness.

On-the-Go – As more and more consumers are seeking healthier and convenient snacking options, retailers across multiple channels are capitalizing on this emerging trend by aggressively expanding their assortments to accommodate this demand. The On-the-Go portfolio of ready to eat products includes the award winning Combat Crunch, Protein Crisp, Organic Protein and Protein Cookie.

Sales and Marketing

Our goal is to position MusclePharm as the “must have” brand for elite athletes and fitness enthusiasts, alike, who are on a journey to holistically better themselves and achieve their maximum potential. Our marketing is focused on our most prominent products and includes brand partnerships, focusing on grass-roots marketing and advertising efforts with athletes and retail outlets close to our core audience. Our marketing includes digital marketing, sampling, public relations, athlete/influencer marketing, event marketing, trade activity, paid media, advertising, SEO/SEM, and affiliate marketing. Our roster of elite athletes, influencers and brand ambassadors play a role in our marketing. New product innovation is also a key component of driving incremental sales.

Distribution Channels

MusclePharm brands are marketed across major global retail distribution channels – Specialty, International and Food, Drug, and Mass (“FDM”). Our largest customers, Costco Wholesale Corporation (“Costco”), Amazon.com, Inc. (“Amazon”), and iHerb, LLC (“iHerb”) accounted for approximately 33%, 13% and 17% of our 2019 net revenue, respectively. Costco, Amazon and iHerb accounted for approximately 29%, 13% and 13% of our 2018 net revenue, respectively. For further information concerning our customer concentration, see Note 2 to the accompanying Consolidated Financial Statements.

Specialty: This channel is comprised of brick-and-mortar sales and e-commerce. Due to high competition within this market, we continually seek to respond to customer trends and shifts by adjusting the mix of existing product offerings, developing new innovative products and influencing preferences through our marketing. We experienced significant growth in online sales in 2019, primarily through our Amazon and iHerb distribution channels.

International: Our international reach touches every relevant market in the world. We seek to further grow our international sales by continuing to offer new products in key markets as well as opening new distribution channels in select regions of the world. We also are evaluating the benefits of developing expanded manufacturing partnerships outside of North America to take advantage of local opportunities.

FDM: This channel is primarily served by our direct sales force, as well as our network of brokers. We believe direct relationships with retail partners provide us an opportunity to expand our distribution into additional discount warehouses and national retailers.

Below is a table of net revenue by our major distribution channel:

	For the Years Ended December 31,
	2019	% of Total	2018	% of Total
Distribution Channel
Specialty	$35,812	45%	$35,690	41%
International	22,691	28%	32,143	36%
FDM	21,164	27%	20,280	23%
Total	$79,667	100%	$88,113	100%

Product Research, Development and Quality Control

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

We are committed to science and sport being equal in our product development. We believe real-world applications are essential. Our state-of-the-art, 20,000 square-foot professional training and performance facility in Burbank, California is dedicated to optimizing the performance of our products for all ranges of athletes. Collecting feedback from athletes in our facility helps our team strive to improve our products and to continue to be innovative. Our product lines have been developed through a stringent protocol to ensure that all formulations promote quality and safety for our customers. Our quality control team follows detailed supplier selection and certification processes, validation of raw material verification processes, analytical testing, process audits, and other quality control procedures. Our products are also subject to extensive shelf life stability testing. We also engage third-party laboratories to routinely evaluate and validate our internal testing processes on every MusclePharm product.

We qualify ingredients, suppliers, and facilities by performing site assessments and conducting on-going performance and process reviews. Dedicated quality teams regularly audit and assess manufacturing facilities for compliance with Good Manufacturing Practices (“GMPs”), as regulated by the United States Food and Drug Administration (“FDA”), to ensure our compliance with all MusclePharm, regulatory, and certification standards and requirements. To ensure overall consistency, our quality assurance team adheres to strict written procedures. From the raw ingredient stage to the finished product stage, we monitor and perform quality control checks. Before distributing our products, we place our products under quarantine to test for environmental contaminants and verify that the finished product meets label claims. Once a product has successfully passed quality assurance testing and conforms to specifications for identity, purity, strength, and composition, we then conduct testing with third-party laboratories for added label claim verification. Multi-level practices are part of our product development process to ensure athletes and our consumers receive what we believe to be the most scientifically innovative and safest products on the market. Post-distribution, we have standard operating procedures in place for investigating and documenting any adverse events or product quality complaints. We are committed to the process of having all of our products certified to be banned-substance-free before they are available to consumers. Informed Choice, a globally recognized leader in sports testing, conducts all of our third-party banned substance testing, ensuring that all MusclePharm products are free of banned substances.

Manufacturing and Distribution

We have relationships with multiple third-party manufacturers. Certain of our vendors supply in excess of 10% of our products. Once a product is manufactured, it is sent to our distribution center in Spring Hill, Tennessee, or shipped directly to the customer. All of the third-party manufacturing facilities that we source from and distribution facilities are designed and operated to meet current GMP standards as promulgated by the FDA.
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

We maintain and operate a system that integrates distribution, warehousing, and quality control. This provides real-time lot and quality tracking of raw materials, work in progress and finished goods. We employ a supply chain staff that works with sales, marketing, product development, and quality control personnel to ensure that only products that meet all specifications are produced and released to customers.

Our Competitors

The sports nutrition market is very competitive, and the range of products is diverse and subject to rapid and frequent changes in consumer demand. Competitors use price, shelf space and store placement, brand and product recognition, new product introductions, and raw materials to capture market share. We believe that retailers look to partner with suppliers who demonstrate brand development, market intelligence, customer service, and produce high quality products with proven science. We believe we are competitive in all of these areas.

Our competitors include numerous nutritional companies that are highly fragmented in terms of geographic market coverage, distribution channels, and product categories. In addition, we compete with large pharmaceutical companies and packaged food and beverage companies. Many of these competitors have greater financial and distribution resources available to them than us and some compete through vertical integration. Private label entities have gained a foothold in many nutrition categories and also are direct competitors. Our principal competitors are: Glanbia Performance Nutrition (Optimum Nutrition), Nutrabolt, (Cellucor C4), Dymatize Enterprises LLC, and Iovate Health Sciences International Inc. As many of our competitors are either privately held or divisions within larger organizations, it is difficult to fully gauge their size and relative ranking.

Government Regulation

The formulation, manufacturing, packaging, labeling, advertising, distribution, storage, and sale of each of our product groups are subject to regulation by one or more governmental agencies. The most active of these is the FDA, which regulates our products under the Federal Food, Drug and Cosmetic Act (“FDCA”) and regulations promulgated thereunder. The FDCA defines the terms “food” and “dietary supplement” and sets forth various requirements that, unless complied with, may constitute adulteration or misbranding of such products. The FDCA has been amended several times with respect to dietary supplements, most recently by the Nutrition Labeling and Education Act of 1990 (the “NLEA”) and the Dietary Supplement Health and Education Act of 1994.

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

We have over 55 trademark applications in the United States, 53 of which are currently registered with the United States Patent and Trademark Office. Our registered trademarks include registrations of our house marks, as well as marks associated with our core product lines.

We also have filed for protection of various marks throughout the world and are committed to a significant long-term strategy to build and protect the MusclePharm brand globally. We have applied for the “MusclePharm” mark effective in 37 countries, including the United States. The mark has been granted final trademark registration effective in all 37 of those countries.

Seasonality

Our business does not typically experience seasonal variations, but revenue may fluctuate based upon promotions.

Employees

As of December 31, 2019, we had 45 total employees, all of whom were full time. None of the employees are represented by a union. Management considers its relations with our employees to be good and to have been maintained in a normal and customary manner.

Corporate Information

Our principal executive offices are located at 4400 Vanowen St., Burbank, CA 91505 and our telephone number is (800) 292-3909. We were incorporated in the State of Nevada in 2006. Our Internet addresses are www.musclepharm.com and www.musclepharmcorp.com. The information contained on our websites is not incorporated herein.

Available Information

Our corporate website is www.musclepharmcorp.com. We post the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: our Annual Report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as amended. All such filings are available free of charge on the Investor Relations section of our website, or from the SEC’s website at www.sec.gov. Information on our website does not constitute part of this report. Also available on the Investor Relations section of our website are the charters of the committees of our Board, as well as our corporate governance guidelines and code of ethics.

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

Risks Related to Our Business and Industry

We have a history of losses from operations, there is uncertainty as to when we may become profitable, and our current indebtedness may limit our operating flexibility, which raise substantial doubt about the Company’s ability to continue as a going concern.

The Company has incurred significant losses and experienced negative cash flows since inception. As of December 31, 2019, we had a working capital deficit of $29.4 million, a stockholders’ deficit of $28.0 million and recurring losses from operations including an accumulated deficit of $195.9 million resulting from losses from operations. During 2019, we incurred an additional substantial loss. As a result of our history of losses and financial condition, there is substantial doubt about our ability to continue as a going concern.

As of December 31, 2019, we had outstanding indebtedness of $10.2 million. For a description of our indebtedness, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

The ability to continue as a going concern is dependent upon us achieving profitable operations in the future and/or obtaining the necessary financing to meet our obligations and repay our liabilities when they come due. Management is on an ongoing basis evaluating strategies to obtain financing to fund our expenses and achieve a level of revenue adequate to support our current cost structure. There is no assurance that we will be able to obtain additional financing on acceptable terms or at all or to generate an adequate level of revenues.

Our indebtedness, and history of losses, could have important consequences to us. For example, it could:

●
make us more vulnerable to general adverse economic and industry conditions, including effects of the ongoing COVID-19 pandemic;
●
limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions and other general corporate requirements; and
●
limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate.

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
●
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

Our operating results may fluctuate due to a number of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance. Our quarterly, year-to-date, and annual expenses as a percentage of our revenues may differ significantly from our historical or projected rates. Our operating results in future quarters may not meet expectations.

Each of the following factors, as well as others, may affect our operating results:
●
our loss of one or more significant customers;
●
the introduction of successful new products by our competitors;
●
the effects of the ongoing COVID-19 pandemic; and
●
adverse media reports on the use or efficacy of nutritional supplements.

Because our business is changing and evolving, our historical operating results may not be useful to you in predicting our future operating results.

We will likely be required to raise additional financing to fund our operations.

We will likely be faced with the need to raise additional funds in the future. There can be no assurance that we will be able to obtain debt or equity financing on acceptable terms, or at all.

Mr. Drexler’s stock ownership gives him the ability to substantially influence the strategic direction of the Company and to direct the outcome of matters requiring stockholder approval.

Mr. Ryan Drexler, our Chairman of the Board, Chief Executive Officer and President, owns approximately 55.7% of our outstanding shares of common stock. As a result, Mr. Drexler is able to substantially influence the strategic direction of the Company and the outcome of matters requiring approval by our stockholders. Mr. Drexler’s interests may not be, at all times, the same as those of our other stockholders, and his control may delay, deter or prevent acts that may be favored by our other stockholders.

We rely on a limited number of customers for a substantial portion of our sales, and the loss of or material reduction in purchase volume by any of these customers would adversely affect our sales and operating results.

During 2019, our largest customers, Costco, Amazon, and iHerb individually accounted for approximately 33%, 13% and 17%, respectively, of our net revenue. Net revenue is equal to our gross revenue less product discounts, customer rebates and incentives. The loss of any of our major customers, a significant reduction in purchases by any major customer, price pressure from any of our major customers or any serious financial difficulty of a major customer may have a material adverse effect on our sales and operating results.

The Company’s retail customers have been and may continue to be affected by outbreaks of disease, such as epidemics or pandemics, including the ongoing COVID-19 pandemic.

The Company’s retail customers have been and continue to be affected by the ongoing global COVID-19 pandemic and the resulting volatility and uncertainty it has caused in the U.S. and international markets. Store closures and social distancing have adversely impacted the Company’s sales to retailers. The COVID-19 pandemic also has the potential to significantly impact our supply chain if the facilities of our third- party manufacturers, the distribution centers where our inventory is managed or the operations of our logistics and other service providers are disrupted, temporarily closed or experience worker shortages. We may also see disruptions or delays in shipments of certain materials or products.

As a result of the ongoing COVID-19 outbreak, the Company has transitioned the majority of its workforce to a temporary remote working model, which may result in the Company experiencing lower work efficiency and productivity, which in turn may adversely affect the Company’s business. As Company employees work from home and access the Company’s system remotely, the Company may be subject to heightened security risks, including the risks of cyberattacks. Additionally, if any of the Company’s key management or other employees are unable to perform his or her duties for a period of time, including as the result of illness, the Company’s results of operations or financial condition could be adversely affected.

The Company cannot reasonably estimate the length or severity of the COVID-19 pandemic or the related responses, or the extent to which the disruption may materially impact the Company’s business, consolidated financial position, consolidated results of operations or consolidated cash flows.

Our failure to respond appropriately to competitive challenges, changing consumer preferences and demand for new products could significantly harm our customer relationships and product sales.

The sports nutrition market is very competitive, and the range of products is diverse and subject to rapid and frequent changes in consumer demand. Our failure to accurately predict product trends could negatively impact our results and cause our revenues to decline. Our success with any product offering (whether new or existing) depends upon a number of factors, including our ability to:

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

The sports nutrition market is highly competitive with respect to:
●
price;
●
shelf space and store placement;
●
brand and product recognition;
●
new product introductions; and
●
raw materials.

Many of our competitors are larger, more established companies and possess greater financial strength and other resources than we have. We face competition in the supplement market from a number of large nationally known manufacturers, private label brands and many smaller manufacturers.

Our industry is highly regulated. We may in the future incur increased compliance costs and/or incur substantial judgments, fines, legal fees, and other costs.

The manufacturing, packaging, labeling, advertising, distribution, storage and sale of our products are regulated by various federal, state, and local agencies as well as those of each foreign country to which we distribute. Our compliance costs may increase in the future, and those increases could be material. In addition, governmental authorities may commence regulatory or legal proceedings, which could restrict the permissible scope of our product claims or the ability to manufacture and sell our products in the future. For example, the FDA regulates our products to ensure that the products are not adulterated or misbranded. Failure to comply with FDA requirements may result in, among other things, warning or untitled letters, injunctions, product withdrawals, recalls, product seizures, fines, and criminal proceedings.

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

We have not had any significant product liability claims filed against us but, in the future, we may be subject to various product liability claims, including due to tampering by unauthorized third parties, product contamination, and claims that our products had inadequate instructions for use, or inadequate warnings concerning possible side effects and interactions with other substances. The cost of defense can be substantially higher than the cost of settlement even when claims are without merit. The high cost to defend or settle product liability claims could have a material adverse effect on our business, financial condition and results of operations, and our insurance, if any, may not be adequate.

In addition, the perception of our products resulting from a product liability claim also could have a material adverse effect on our business, financial condition and results of operations.

Our insurance coverage or third-party indemnification rights may not be sufficient to cover our legal claims or other losses that we may incur in the future.

We maintain insurance at what we believe are adequate levels for property, general product liability, product recall, director’s and officer’s liability, and workers’ compensation to protect ourselves against potential loss exposures. In the future, insurance coverage may not be available at adequate levels or on adequate terms to cover potential losses, including on terms that meet our customer’s or manufacturer’s requirements. If insurance coverage is inadequate or unavailable, we may face claims that exceed coverage limits or that are not covered, which could increase our costs and adversely affect our operating results.

If we are unable to retain key management personnel or hire qualified personnel, our ability to manage our business effectively and grow could be negatively impacted.

Over the last few years, the Company has had significant management turnover. Our future success depends in part on our ability to identify, hire, develop, motivate and retain key skilled management personnel and employees for all areas of our organization, particularly sales and marketing. Competition in our industry for qualified employees has been intense. The loss or limitation of the services of any of our key management employees, including as a result of illness, or our inability to hire qualified employees could have a material adverse effect on our business, financial condition and results of operations.

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

Beginning in April 2020, we began experiencing a slowdown in sales to our retail customers, including our largest customer. However, we are experiencing growth in our largest online customer, which has offset this decline, although there can be no assurances that such growth will continue, or that we will have the financial resources to produce the additional quantities required by this customer. A prolonged global or regional economic downturn could have a material negative impact on our business, financial condition, results of operations and cash flows.

If we fail to effectively manage our growth, our business and operating results could be harmed.

Growth in our business will place significant demands on our management, and our operational and financial infrastructure. To effectively manage growth, we expect that we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. To accomplish these objectives, we may need to hire additional employees, make certain enhancements to our technology systems, make capital expenditures, and utilize management resources. Failure to implement these measures could have a material adverse effect on our business, financial condition and results of operations.

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

We rely on third-party manufacturers for the production of our products.

We rely on third-party manufacturers to produce products required to meet our quality and market needs, and plan to continue to do so. If our contract manufacturers fail to maintain high manufacturing standards and processes, it could harm our business. In the event of a natural disaster or business failure, including due to bankruptcy of a contract manufacturer, we may not be able to secure a replacement of our products on a timely or cost-effective basis, which could result in delays, additional costs and reduced revenues. Additionally, our third-party manufacturers have been and may continue to be negatively affected by the ongoing COVID-19 pandemic.

A shortage in the supply of key raw materials or price increases could increase our costs or adversely affect our sales.

All of our raw materials for our products are obtained from third-party suppliers. Since all of the ingredients in our products are commonly used, we have not experienced shortages or delays in obtaining raw materials. If circumstances change, shortages could result in materially higher raw material prices or adversely affect our ability to have a product manufactured. Prices for our raw materials can and do fluctuate. Price increases from a supplier would directly affect our profitability if we are not able to pass price increases on to customers. Our inability to obtain adequate supplies of raw materials in a timely manner or a material increase in the price of our raw materials could have a material adverse effect on our business, financial condition and results of operations. Additionally, our third-party suppliers have been and may continue to be negatively affected by the ongoing COVID-19 pandemic.

Our share price has been and may continue to be volatile.

The market price of our common shares is subject to significant fluctuations in response to a multitude of factors, including variations in our quarterly operating results and financial condition. Factors other than our financial results that may affect our share price include, but are not limited to, market expectations of our performance, market perception or our industry, the activities of our managers, customers, and investors, and the level of perceived growth in the industry in which we participate, general trends in the markets for our products, general economic business and political conditions in the countries and regions in which we conduct our business, and changes in government regulation affecting our business, many of which are not within our control. In addition, like many companies of our size with low trading volume, our stock price may fluctuate significantly for reasons unrelated to our business.

We may, in the future, issue additional shares of common stock and/or preferred stock, which would reduce investors’ percent of ownership and may dilute our share value.

Our articles of incorporation, as amended, authorize the issuance of 100,000,000 shares of common stock and 10,000,000 shares of preferred stock. As of December 31, 2019, 33,000,412 shares of our common stock were outstanding, and we did not have any outstanding shares of preferred stock. As of August 18, 2020, 33,101,866 shares of our common stock were outstanding. The future issuance of common stock and preferred stock may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors and might have an adverse effect on any trading market for our common stock.

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

Our inventory financing and convertible promissory note agreements contain covenants that limit our ability to incur additional debt and grant liens on assets.

Our convertible promissory note agreement that we have entered into with Mr. Drexler and our inventory financing contain restrictive covenants that limit our ability to, among other things, incur additional debt and grant liens on assets. If we fail to comply with the restrictions in this debt instruments, a default may allow the debtor to accelerate the related debt and to exercise his remedies under the agreement, which includes the right to declare the principal amount of that debt, together with accrued and unpaid interest and other related amounts, immediately due and payable, and to exercise any remedies he may have to foreclose on assets that are subject to liens securing that debt.

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

We have ongoing material weaknesses and may in the future fail to maintain effective systems of internal control over financial reporting and disclosure controls and procedures, any of which could, among other things, result in significant additional costs being incurred, cause a loss of confidence in our financial reporting, and adversely affect the trading price of our common stock.

We have concluded that our internal controls over financial reporting were not effective as of December 31, 2018 due to the existence of material weaknesses in such controls, and we have also concluded that our disclosure controls and procedures were not effective as of December 31, 2019, all as described in Item 9A, “Controls and Procedures,” of this Annual Report on Form 10-K. Remediation efforts to address the identified weaknesses are just beginning. Continuing costs to remedy these material weaknesses and to address inquiries from regulators may be significant and may require significant time from our management and other personnel, and we cannot assure you that we will be able to remedy the material weaknesses.

The incurrence of significant additional expense, or the requirement that management and other personnel devote significant time to these matters could reduce the time available to execute on our business strategies and could have a material adverse effect on our business, financial condition and results of operations. We also cannot assure you that additional material weaknesses in our internal control over financial reporting will not arise or be identified in the future. If our remediation measures are insufficient to address the identified deficiencies, or if additional deficiencies in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results and may be unable to make our filings with the SEC on a timely basis. Moreover, because of the inherent limitations of any control system, material misstatements due to error or fraud may not be prevented or detected on a timely basis, or at all.

If we are unable to provide reliable and timely financial reports in the future, our business and reputation may be further harmed. Failures in internal controls may negatively affect investor confidence in our management and the accuracy of our financial statements and disclosures, or result in adverse publicity and concerns from investors and commercial customers, any of which could have a negative effect on the price of our shares, subject us to regulatory investigations and penalties and/or shareholder litigation, and materially adversely impact our business and financial condition.

Item 1B. Unresolved Staff comments

None.

Item 2. Properties

As of December 31, 2019, we operated in leased office and warehouse facilities across the United States totaling approximately 53,000 square feet, including approximately 27,000 square feet for our corporate headquarters and MP Sports Science Center in Burbank, California. We do not own any real property.

Our current office space and locations can be seen in the below table.

Location	Function	Approximate Square Feet	Expiration Date of Lease	Monthly Rent
Burbank, CA	Company Headquarters, MP Sports Science Center	27,226	September 30, 2022	$38,620
Spring Hill, TN	Warehouse and distribution	52,740	June 30, 2020*	$24,176
Denver, CO	Former Company Headquarters	30,302	December 31,2020	$11,616
Centennial, CO	Denver Administrative Office	10,289	July 30, 2020	$8,318

The Company subleased the properties in Denver, CO and Centennial, CO (through July 30, 2020). The Company does not intend to extend the lease terms expiring in 2020.

*MusclePharm made additional month-to-month lease payments on the Tennessee warehouse for the months of July and August, 2020.

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

As of December 31, 2019, we were involved in the following material legal proceedings described below. These are not the only legal proceedings in which we are involved. We are involved in additional legal proceedings in the ordinary course of our business and otherwise.

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

The court held a bench trial on the issue of damages in October 2019, and on December 4, 2019, the court entered judgment in favor of ThermoLife and against the Company in the amount of $1.6 million, comprised of $0.9 million in damages, interest in the amount of $0.3 million and attorneys’ fees and costs in the amount of $0.4 million. The Company recorded $1.6 million in accrued expenses as of December 31, 2018. In the interim, the Company filed an appeal, which is in the process of being briefed, and has posted bonds in the total amount of $0.6 million in order to stay execution on the judgment pending appeal. Of the $0.6 million, $0.25 million (including fees) was paid by Mr. Drexler on behalf of the Company. See “Note 8. Debt” for additional information. The balance of $0.35 million was secured by a personal guaranty from Mr. Drexler, while the associated fees of $12,500 was paid by the Company.

The Company intends to continue to vigorously pursue its defenses on appeal.

White Winston Select Asset Fund Series MP-18, LLC et al., v MusclePharm Corp., et al., (Nev. Dist. Ct.; Cal. Superior Court; Colorado Dist. Ct.; Mass. Super. Ct.)

On August 21, 2018, White Winston Select Asset Fund Series MP-18, LLC and White Winston Select Asset Fund, LLC (together “White Winston”) initiated a derivative action against MusclePharm and its directors (collectively the “director defendants”). White Winston alleges that the director defendants breached their fiduciary duties by improperly approving the refinancing of three promissory notes issued by MusclePharm to Drexler (the “Amended Note”) in exchange for $18.0 million in loans. White Winston alleges that this refinancing improperly diluted their economic and voting power and constituted an improper distribution in violation of Nevada law. In its complaint, White Winston sought the appointment of a receiver over MusclePharm, a permanent injunction against the exercise of Drexler’s conversion right under the Amended Note, and other unspecified monetary damages. On September 13, 2018, White Winston filed an amended complaint, which added a former MusclePharm executive, as a plaintiff (together with White Winston, the “White Winston Plaintiffs”). On December 9, 2019, the White Winston Plaintiffs filed a Second Amended Complaint, in which they added allegations relating to the resignation of MusclePharm’s auditor, Plante & Moran PLLC (“Plante Moran”). MusclePharm has moved to dismiss the Second Amended Complaint. That motion has not yet been fully briefed.

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

The remaining issue in dispute in this matter involves the fair market value of restricted stock units in the Company granted to certain of its former officers (the “Former Officers”) under Internal Revenue Code § 83. The Company and the IRS disagree as to the value of the restricted stock on the date of the grants, i.e., October 1, 2014. The Company and the IRS have exchanged expert valuation reports on the fair market value of the stock and have had extensive negotiations on this issue. The parties, however, have not been able to reach an agreement with respect to the value of the stock. The IRS has also made parallel claims regarding the restricted stock units against the Former Officers of the Company. The IRS has asserted that the Former Officers received ordinary income from the stock grants, and that they owe additional personal income taxes based on the fair market value of the stock. The Former Officers’ cases, unlike the Company’s case, are pending before the United States Tax Court. In the Tax Court litigation, the Former Officers are challenging the IRS’s determinations regarding the fair market value of the restricted stock grants on October 1, 2014. The Former Officers have separate counsel from the Company. The same IRS Appeals Officer and Revenue Agents assigned to the Company’s case are also involved in the cases for the Former Officers. Throughout the proceedings, the Company has argued to the IRS that it is the Former Officers who are directly and principally liable for the amount of any tax due, and not the Company. The Former Officers cases were scheduled for trial in Tax Court on March 9, 2020. The trial of the cases was continued by the Court on February 4, 2020. The basis for the continuance was that the IRS and the Former Officers had made progress toward a settlement of the valuation issue involving the grants of the restricted stock. The outcome of these settlement negotiations will be relevant to the Company’s case. The Company is closely monitoring the settlement discussions between the IRS and the Former Officers. The Tax Court has ordered the Former Officers to file status reports regarding progress of their settlement negotiations with the IRS on or before October 22, 2020.

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

4Excelsior Matter

On March 18, 2019, 4Excelsior, a manufacturer of MusclePharm products, filed an action against MusclePharm in the Superior Court of the State of California for the County of Los Angeles, claiming approximately $6.2 million in damages relating to allegedly unpaid invoices, as well as approximately $7.8 million in consequential damages.  On January 27, 2020, MusclePharm filed a counterclaim against 4Excelsior seeking unidentified damages relating to, among other things, 4Excelsior’s failure to fulfill a purchase order.  MusclePharm also moved to strike 4Excelsior’s consequential damages on the grounds that they are unrecoverable under the Uniform Commercial Code.  The court denied that motion, and the action has proceeded to discovery. The Company recognized a liability of $5.3 million (past due invoices plus interest) as of December 31, 2019. Trial has not yet been set, although a Trial Setting Conference has been set for September 21, 2020.

The Company intends to vigorously defend this action.

Nutrablend Matter

On February 27, 2020, Nutrablend, a manufacturer of MusclePharm products, filed an action against MusclePharm in the United States District Court for the Eastern District of California, claiming approximately $3.1 million in allegedly unpaid invoices. The amount is currently recorded as a liability as of December 31, 2019. Trial has been set for November 17, 2020. The Company intends to vigorously defend this action.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the OTCQB, which is operated by the OTC Markets Group, under the symbol “MSLP.” Our transfer agent is Corporate Stock Transfer, Inc., which is located at 3200 Cherry Creek Drive South, Suite 430, Denver, Colorado 80209.

Holders of Record

As of August 18, 2020, the closing price of our common stock was $0.18, as provided by the OTCQB, and we had 33,101,866 shares of common stock outstanding, held by approximately 295 holders of record of our common stock. The number of holders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker or clearing agency, but does include each such broker or clearing agency as one record holder.

Unregistered Sale of Securities

During the fiscal year ended December 31, 2019, the Company issued 1,014,021 shares of restricted stock to purchase 1,014,021 shares of common stock, with $0 exercise price per share, to members of its Board. The issuances of such securities were not registered under the Securities Act of 1933, as amended (the “Securities Act”), because the securities were offered and sold in transactions not involving a public offering, exempt from registration under the Securities Act pursuant to Section 4(a)(2).

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. See “Forward Looking Statements” and “Item 1A. Risk Factors.” Except as otherwise indicated herein, the terms “MusclePharm,” “Company,” “we,” “our” and “us” refer to MusclePharm Corporation and its subsidiaries.

Overview

MusclePharm is a scientifically-driven, performance lifestyle company that develops, manufactures, markets and distributes branded sports nutrition products and nutritional supplements. We offer a broad range of performance powders, capsules, tablets, gels and on-the-go ready to eat snacks that satisfy the needs of enthusiasts and professionals alike. Our portfolio of recognized brands, MusclePharm® and FitMiss®, is marketed and sold in more than 100 countries globally. The Company is headquartered in Burbank, California and, as of December 31, 2019, had the following wholly-owned operating subsidiaries: MusclePharm Canada Enterprises Corp., MusclePharm Ireland Limited and MusclePharm Australia Pty Limited.

Our offerings are clinically developed through a six-stage research process, and all of our manufactured products are rigorously vetted for banned substances by the leading quality assurance program, Informed-Choice. While we initially drove growth in the Specialty retail channel, in recent years we have expanded our focus to drive sales and retailer growth across leading e-commerce, Food Drug & Mass (“FDM”), and Club retail channels, including Amazon, Costco, Kroger, Walgreens, 7-Eleven, and many others. Our primary distribution channels are Specialty, International and FDM.

Our consolidated financial statements are prepared using the accrual method of accounting in accordance with generally accepted accounting principles in the United States (“GAAP”) and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has incurred significant losses and experienced negative cash flows since inception. In response to the Company’s continued losses, in 2018, management implemented the following plans to improve the Company’s operating costs:

1)
reduced our workforce;
2)
renegotiated or terminated a number of contracts with endorsers in a strategic shift away from such arrangements and toward more cost-effective marketing and advertising efforts; and
3)
discontinued a number of stock keeping units (“SKUs”) and wrote down inventory to net realizable value, or to zero in cases where the product was discontinued.

In addition, during the fourth quarter of 2019, management implemented the following additional measures to improve gross margin:

1)
reduced or eliminate sales to low or negative margin customers;
2)
reduced product discounts and promotional activity;
3)
implemented a more aggressive SKU reduction; and
4)
formed a pricing committee to review all orders to better align gross margin expectations with product availability.

As a result of these measures, as well as a reduction in protein prices, the Company realized increased gross margins in the fourth quarter of 2019, a trend which continued through the first and second quarters of 2020. Beginning in April 2020, the Company began to experience a slowdown in sales from its retail customers, including its largest customer. This decline has been offset by a growth in sales to our online customers, including our largest online customer, although there can be no assurances that such growth will continue, or that the Company will have the financial resources to produce the additional quantities required by this customer. Management believes reductions in operating costs, and continued focus on gross margin, primarily pricing controls and a reduction in product discounts and promotional activity with the Company’s customers, will allow us to ultimately achieve profitability, however, we can give no assurances that this will occur.

See “Liquidity and Capital Resources” for a further discussion of management’s plans.

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

Outlook

As we continue to execute our growth strategy and focus on our core products, we believe that we can, over time, continue to improve our operating margins and expense structure. In addition, we have implemented plans focused on cost containment, customer profitability, product and pricing controls that we believe will improve our gross margin and reduce our losses.

We expect that our advertising and promotion expense will continue to decrease as we focus on reducing our expenses and shifting our promotional costs, in part, from general branding and product awareness to acquiring customers and driving sales from existing customers. We expect that our discounts and allowances will continue to decrease, both overall and as a percentage of revenue, as we further reduce certain discretionary promotional activity that does not result in a commensurate increase in revenues. In addition, we expect our gross margin to increase in future periods due to a decrease in protein prices which began in the fourth quarter of 2019, although protein prices will continue to fluctuate.

Results of Operations

Comparison of the Year Ended December 31, 2019 to the Year Ended December 31, 2018

($ in thousands)	For the Years Ended December 31,
	2019	2018	$ Change	% Change
Revenue, net	$79,667	$88,113	$(8,446)	(10)%
Cost of revenue	70,979	69,719	1,260	2
Gross profit	8,688	18,394	(9,706)	(53)
Operating expenses:
Advertising and promotion	2,487	2,939	(452)	(15)
Salaries and benefits	7,910	8,328	(418)	(5)
Selling, general and administrative	8,899	11,610	(2,711)	(23)
Research and development	893	751	142	19
Professional fees	3,606	2,598	1,008	39
Total operating expenses	23,795	26,226	(2,431)	(9)
Loss from operations	(15,107)	(7,832)	7,275	93
Other (expense) income:
(Loss) gain on settlement of obligations	(125)	1,074	(1,199)	(112)
Interest and other expense, net	(3,609)	(3,897)	(288)	(7)
Loss before provision for income taxes	(18,841)	(10,655)	8,186	77
Provision for income taxes	86	100	(14)	(14)
Net loss	$(18,927)	$(10,755)	$8,171	76%

The following table presents our operating results as a percentage of revenue, net for the periods presented:

	For the Years Ended December 31,
	2019	2018
Revenue, net	100%	100%
Cost of revenue	89	79
Gross profit	11	21
Operating expenses:
Advertising and promotion	3	3
Salaries and benefits	10	9
Selling, general and administrative	11	13
Research and development	1	1
Professional fees	5	3
Total operating expenses	30	29
Loss from operations	(19)	(8)
Other (expense) income:
(Loss) gain on settlement obligations	—	1
Interest and other expense, net	(5)	(4)
Loss before provision for income taxes	(24)	(11)
Provision for income taxes	—	—
Net loss	(24)%	(11)%

Revenue, net

We derive our revenue through the sales of our various branded sports nutrition products and nutritional supplements. Revenue is recognized when control of a promised good is transferred to a customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for the good. This usually occurs when finished goods are delivered to the Company’s customers or when finished goods are picked up by a customer or a customer’s carrier.

Net revenue reflects the transaction prices for contracts, which includes goods shipped at selling list prices reduced by variable consideration. We record sales incentives as a direct reduction of revenue for various discounts provided to our customers, consisting primarily of promotional related credits. We accrue for sales discounts over the period they are earned. Sales discounts are a significant part of our marketing plan to our customers as they help drive increased sales and brand awareness with end users through promotions that we support through our distributors and re-sellers.

MusclePharm brands are marketed across major global retail distribution channels – Specialty, International, and Food, Drug, and Mass (“FDM”). Below is a table of net revenue by our major distribution channel:

	For the Years Ended December 31,
	2019	% of Total	2018	% of Total
Distribution Channel
Specialty	$35,812	45%	$35,690	41%
International	22,691	28%	32,143	36%
FDM	21,164	27%	20,280	23%
Total	$79,667	100%	$88,113	100%

Net revenue decreased $8.4 million, or 10%, to $79.7 million for the year ended December 31, 2019, compared to $88.1 million for the year ended December 31, 2018. Net revenue from our international customers decreased by $9.5 million, or 29%, year over year. The decrease in international sales related primarily to a general shift to domestic and online marketing. Net revenue from FDM increased $0.9 million, or 4%, and net revenue from Specialty lines increased $0.1 million, or 0.3%, year over year. The increase in Specialty was due to increased promotional activity with iHerb and Amazon, resulting in higher revenues. The increase in FDM was due to an increase in Costco domestic sales, the result of an additional promotional event in 2019 as compared to 2018. During 2019, we lowered our sales price to select customers, including certain large customer, contributing to the revenue decline. The Company significantly increased expenditures on partnerships advertising, online impressions and click advertising with its online customers, while reducing end-aisle and front of the store promotions with its retail customers. Despite these measures, gross revenues declined as the Company did not realize a significant increase in its online revenues. Finally, we continue to monitor the profitability of each customer, and in the event that customers have negative or low margins, sales activities with such customers are reduced.

Discounts and sales allowances decreased to 25% of gross revenue, or $26.9 million, for the year ended December 31, 2019 from 28% of gross revenue, or $33.5 million for 2018. Discounts and sales allowance fluctuate based on customer mix and changes in discretionary promotional activity. Further, we will continue to monitor our discounts and reduce where practical to ensure we continue to meet our gross margin expectations.

During the year ended December 31, 2019, our largest customers, Costco, Amazon, and iHerb, accounted for approximately 33%, 13%, and 17%, respectively, of our net revenue. During the year ended December 31, 2018, our largest customers, Costco, Amazon, and iHerb accounted for approximately 29%, 13%, and 13% respectively, of our net revenue.

Cost of Revenue and Gross Margin

Cost of revenue for MusclePharm products is directly related to the production, manufacturing, and freight-in of the related products purchased from third-party contract manufacturers. We mainly ship customer orders from our distribution center in Spring Hill Tennessee. The facility is operated with our equipment and employees, and we own the related inventory. We also use contract manufacturers to drop ship products directly to our customers.

Our gross profit fluctuates due to several factors, including sales incentives, new product introductions and upgrades to existing product lines, changes in customer and product mixes, the mix of product demand, shipment volumes, our product costs, pricing, and inventory write-downs. Cost of revenue will continue to fluctuate, primarily due to changes in protein prices, which prices are impacted, in part, by our ability to negotiate better pricing with our manufacturers. Protein prices increased for most of 2019, only declining at the end of the year.

Costs of revenue increased 2% to $71.0 million for the year ended December 31, 2019, compared to $69.7 million for 2018. Accordingly, gross profit for the year ended December 31, 2019 decreased $9.7 million to $8.7 million compared to $18.4 million for 2018. Gross profit margin was 11% and 21% for the years ended December 31, 2019 and 2018, respectively. Our gross margin decreased for the year ended December 31, 2019, compared to 2018 due to a significant increase in protein prices, lower sales prices, partially offset by a decrease in discounts and allowances as a percentage of revenues.

Operating Expenses

Operating expenses for the year ended December 31, 2019 were $23.8 million, compared to $26.2 million 2018. Our operating expenses were 30% and 29% of net revenue for the years ended December 31, 2019 and 2018, respectively. We continue to focus on reducing our operating expenses in response to our continued losses, including as discussed in “--Outlook.” Changes to operating expenses in 2019 were as follows:

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

Advertising and promotion expense decreased $0.5 million or 15% to $2.5 million for the year ended December 31, 2019, or 3.0% of net revenue, compared to $2.9 million, or 3% of net revenue, for 2018. Advertising and promotion expense for the years ended December 30, 2019 and 2018 included expenses related primarily to advertising, sponsorships and endorsements and trade shows. The decrease in spending for the year ended December 31, 2019 primarily included decreases to trade shows and events of $0.6 million, decreases to sponsorship fees of $0.3 million, decreases to other advertising of $0.2 million, offset by increased print advertising of $0.6 million.

Salaries and Benefits

Salaries and benefits consist primarily of salaries, bonuses, benefits and stock-based compensation paid or provided to our employees.

Salaries and benefits continued to decrease due to additional headcount reductions and limited headcount additions, as well as a reduction of restricted stock awards and a reduction in amortization of existing stock-based grants through the end of 2019.

Salaries and benefits decreased by $0.4 million or 5% to $7.9 million, or 9% of net revenue, for the year ended December 31, 2019 compared to $8.3 million, or 10% of revenue, for 2018. Stock-based compensation expense decreased $0.2 million and bonuses and commissions decreased by $0.6 million, partially offset by increased severance costs of $0.4 million. Bonus expense decreased compared to the year ended December 31, 2018, as we eliminated most discretionary bonuses due to our continued losses.

Selling, General and Administrative

Our selling, general and administrative expenses consist primarily of depreciation and amortization, information technology equipment and network costs, facilities related expenses, director’s fees, which include both cash and stock-based compensation, insurance, rental expenses related to equipment leases, supplies, legal settlement costs, broker fees and other corporate expenses.

Selling, general and administrative expenses decreased by 23% to $8.9 million, or 11% of net revenue, for the year ended December 31, 2019 compared to $11.6 million, or 13% of net revenue, for the same period in 2018. The decrease was primarily due to lower provisions for bad debts of $1.8 million, lower freight expense of $0.4 million, lower travel expenses of $0.2 million and lower depreciation of $0.2 million. These expenses were partially offset by an increase of $0.2 million in rent expense.

Research and Development

Research and development expenses consist primarily of R&D personnel salaries, bonuses, benefits, and stock-based compensation, product quality control, which includes third-party testing, and research fees related to the development of new products. We expense research and development costs as incurred.

Research and development expenses increased 19% to $0.9 million, or 1% of net revenue, for the year ended December 31, 2019 compared to $0.8 million, also 1% of net revenue, for 2018. The increase was primarily due to an increase in R&D related salaries and benefits.

Professional Fees

Professional fees consist primarily of legal fees, accounting and audit fees, consulting fees, which include both cash and stock-based compensation, and investor relations costs.

Professional fees increased 39% to $3.6 million, or 5% of net revenue, for the year ended December 31, 2019, compared to $2.6 million, or 3% of net revenue, for the same period in 2018. The increase was primarily due to an increase in legal fees of $0.8 million and an increase in accounting fees of $0.2 million. The significant increase in legal fees is as a result of increased litigation and costs related to the restatement of our 2017 and 2018 financial results.

To the extent our ongoing legal matters are reduced, in addition to this resulting in a reduction in professional fees, we expect to see a further decline in legal costs for specific settlement activities. We intend to continue to invest in strengthening our governance, internal controls, and process improvements, which is expected to require support from third-party service providers.

Settlement of obligations

For the year ended December 31, 2019, we recorded settlement expenses of $0.1 million compared to a gain of $1.1 million for the year ended December 31, 2018.

Interest and other expense, net

For the years ended December 31, 2019 and 2018, “Interest and other expense, net” consisted of the following (in thousands):

	For the Year Ended December 31,
	2019	2018

Interest expense, related party	$(1,597)	$(2,160)
Interest expense, related party debt discount	(60)	(60)
Interest expense, other	(894)	(486)
Interest expense, secured borrowing arrangement	(1,205)	(1,094)
Foreign currency transaction loss	(236)	(115)
Other	383	18
Total interest and other expense, net	$(3,609)	$(3,897)

“Other” for 2019 includes sublease income and interest income.

Interest and other expense, net for the year ended December 31, 2019 decreased 7%, or $0.3 million, compared to 2018. The decrease in interest and other expense, net was primarily related to reduced interest on a related party note together with an increase in other income, primarily due to sublease income, partially offset by increased other interest.

Provision for income taxes

Provision for income taxes consists primarily of federal and state income taxes in the U.S. and income taxes in foreign jurisdictions in which we conduct business. Due to uncertainty, as to the realization of benefits from our deferred tax assets, including net operating loss carryforwards, research and development and other tax credits, we have a full valuation allowance reserved against such assets. We expect to maintain this full valuation allowance at least in the near term.

Liquidity and Capital Resources

The Company has incurred significant losses and experienced negative cash flows since inception. As of December 31, 2019, we had cash of $1.5 million, a decline of $0.8 million from the December 31, 2018 balance of $2.3 million. This decline is due to a net loss of $18.9 million, offset by non-cash adjustments of $2.0 million, cash provided by a change in operating assets and liabilities of $10.4 million and cash provided by financing activities of $5.7 million. As of December 31, 2019, we had a working capital deficit of $29.4 million, a stockholders’ deficit of $28.0 million and an accumulated deficit of $195.9 million resulting from losses from operations. During 2019, we incurred an additional substantial loss. As a result of our history of losses and financial condition, there is substantial doubt about our ability to continue as a going concern.

The ability to continue as a going concern is dependent upon us achieving profitable operations in the future and/or obtaining the necessary financing to meet our obligations and repay our liabilities when they come due. Management is on an ongoing basis evaluating strategies to obtain financing to fund our expenses and achieve a level of revenue adequate to support our current cost structure. Financing strategies may include, but are not limited to, private placements of capital stock, debt borrowings, partnerships and/or collaborations. There is no assurance that we will be able to obtain additional financing on acceptable terms or at all or to generate an adequate level of revenues.

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

In addition, during the fourth quarter of 2019, management implemented the following additional measures to improve gross margin:

1)
reduced or eliminate sales to low or negative margin customers;
2)
reduced product discounts and promotional activity;
3)
implemented a more aggressive SKU reduction; and
4)
formed a pricing committee to review all orders to better align gross margin expectations with product availability.

As a result of these measures, as well as a reduction in protein prices, the Company realized increased gross margins in the fourth quarter of 2019, a trend which continued through the first and second quarters of 2020. Beginning in April 2020, the Company began to experience a slowdown, which has continued to date, in sales from its retail customers, including its largest customer. This decline has been offset by growth in online customers, including sales to our largest online customer, although there can be no assurances that such growth will continue, or that the Company will have the financial resources to produce the additional quantities required by this customer.

Management believes reductions in operating costs, and continued focus on gross margin, primarily pricing controls and a reduction in product discounts and promotional activity with the Company’s customers, will allow us to ultimately achieve profitability, however, we can give no assurances that this will occur.

Cash Flows

Our net consolidated cash flows are as follows (in thousands):
	For the Years Ended December 31,
	2019	2018
Consolidated Statements of Cash Flows Data:
Net cash (used in) provided by operating activities	$(6,524)	$1,981
Net cash used in investing activities	(13)	(132)
Net cash provided by (used in) financing activities	5,742	(5,726)
Effect of exchange rate changes on cash	10	(34)
Net change in cash	$(785)	$(3,911)

Operating Activities

Our cash (used in) provided by operating activities is driven primarily by sales of our products and vendor-provided credit limits. Our primary uses of cash from operating activities have been for inventory purchases, advertising and promotion expenses, personnel-related expenditures, manufacturing costs, professional fees (including legal fees), and costs related to our facilities. Our cash flows from operating activities is expected to continue to be affected principally by results of operations and the extent to which we increase spending on personnel expenditures, sales and marketing activities, and our working capital requirements.

Our operating cash outflows were $8.5 million higher for the year ended December 31, 2019, due to net cash used in operating activities of $6.5 million for the year ended December 31, 2019, compared to a net cash provided of $2.0 million for 2018. The variance primarily relates to net loss of $18.9 million, adjusted for non-cash charges, which resulted in a use of cash of $16.9 million for the year ended December 31, 2019 compared to a use of cash of $7.7 million for the same period in 2018. This variance also includes a net change in net operating assets and liabilities, which resulted in a source of cash of $10.4 million for the year ended December 31, 2019 compared to a source of cash of $9.7 million for 2018.

The source of cash of $10.4 million provided by net operating assets and liabilities was the result of a decrease in our inventory balance of $8.9 million, a decrease in our accounts receivable balance of $1.4 million, and a decrease in prepaid expenses and other assets of $0.2 million, which together provided a source of cash, partially offset by a decrease in our accounts payable and accrued liabilities balance of $0.1 million, which reduced cash flows. During the year ended December 31, 2018, the source of cash of $9.7 million provided by net operating assets and liabilities included a decrease in accounts receivable of $1.9 million, a decrease in prepaid expenses and other assets of $0.4 million, and an increase in accounts payable and accrued liabilities of $11.5 million, resulting in a source of cash, offset in part by an increase in our inventory balance, which decreased cash flows by $3.9 million. For the year ended December 31, 2018, our accounts payable provided a use of cash due to an increase in our past due accounts payable

Investing Activities

Cash used in investing activities was $13,000 for the year ended December 31, 2019 for the purchases of property and equipment.

Cash used in investing activities was $0.1 million for the year ended December 31, 2018 for the purchases of property and equipment.

Financing Activities

Cash provided by financing activities was $5.7 million for the year ended December 31, 2019, primarily due to net borrowings from our line of credit of $2.7 million, net borrowings from our secured borrowing arrangement of $3.2 million less repayments on equipment financing of $0.1 million.

Cash used in financing activities was $5.7 million for the year ended December 31, 2018, primarily due to repayments of $1.5 million on our line of credit, $4.1 million in net repayments on our secured borrowing arrangement, and repayments on equipment financing of $0.1 million.

To manage cash flow, we have entered into numerous financing arrangement outlined below.

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

The outstanding principal and the interest, due on December 31, 2019, were refinanced under a new agreement on July 1, 2020. See additional information in “Note 17. Subsequent Events.”

For the years ended December 31, 2019 and 2018, interest expense, including the amortization of debt discount, related to the related party convertible secured promissory notes was $1.7 million and $2.2 million, respectively. During the years ended December 31, 2019 and 2018, $0.8 million and $1.9 million, respectively, in interest was paid in cash to Mr. Drexler.

Related-Party Revolving Note

On October 4, 2019, we entered into a secured revolving promissory note (the “Revolving Note”) with Mr. Drexler. Under the terms of the Revolving Note, we can borrow up to $3.0 million. The Revolving Note bears interest at the rate of 12% annually. The use of funds will be solely for the purchase of whey protein to be used in the manufacturing of MusclePharm products. We may repay the Revolving Note by giving Mr. Drexler one days’ written notice.

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

In connection with the Revolving Note, the Company and Mr. Drexler entered into a security agreement dated October 4, 2019 pursuant to which the Revolving Note is secured by all of the assets and properties of the Company and its subsidiaries whether tangible or intangible. As of December 31, 2019, the outstanding balance on the revolving note was $1.2 million. Both the outstanding principal and all accrued interest, which became due on March 31, 2020, were refinanced under a new agreement on July 1, 2020. The revolving note is included in “Line of credit” in the consolidated balance sheets. See additional information in “Note 17. Subsequent Events.”

Related-Party Note Payable

The Company entered into a collateral receipt and security agreement with Mr. Drexler, dated December 27, 2019 pursuant to which Mr. Drexler agreed to post bond relating to the judgment ruled on the ThermoLife case, pending the appeal. The amount paid by Mr. Drexler on behalf of the Company, including fees, was $0.3 million. The amount, which was outstanding as of December 31, 2019, was refinanced under a new agreement on July 1, 2020. The note payable is included in “Convertible note with a related party, net of discount” in the consolidated balance sheets. See additional information in “Note 17. Subsequent Events.”

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

Under the Security Agreement, the Company has agreed to grant Crossroads a security interest in all our present and future accounts, chattel paper, goods (including inventory and equipment), instruments, investment property, documents, general intangibles, intangibles, letter of credit rights, commercial tort claims, deposit accounts, supporting obligations, documents, records and the proceeds thereof. As of December 31, 2019 and 2018, we owed Crossroads $3.0 million and $1.5 million, respectively, and the amount is included in “Line of credit” in the consolidated balance sheets.

On April 1, 2019, the Company and Crossroads amended the terms of the agreement. The agreement was extended until March 31, 2020, the rate was modified to 1.33% per month, and the amount the Company can borrow was increased from $3.0 million to $4.0 million.

On February 26, 2020, the Company and Crossroads further amended the terms of the agreement. The agreement was extended until April 1, 2021 and the amount the Company can borrow was decreased from $4.0 million to $3.0 million.

Secured Borrowing Arrangement

In January 2016, we entered into the Purchase and Sale Agreement with Prestige Capital Corporation (“Prestige”) pursuant to which we agreed to sell and assign and Prestige agreed to buy and accept, certain accounts receivable owed to us (“Accounts”). Under the terms of the Purchase and Sale Agreement, upon the receipt and acceptance of each assignment of Accounts, Prestige will pay us 80% of the net face amount of the assigned Accounts, up to a maximum total borrowings of $12.5 million subject to sufficient amounts of accounts receivable to secure the loan. The remaining 20% will be paid to us upon collection of the assigned Accounts, less any chargebacks (including chargebacks for any customer amounts that remain outstanding for over 90 days), disputes, or other amounts due to Prestige. Prestige’s purchase of the assigned Accounts from us will be at a discount fee which varies from 0.7% to 4%, based on the number of days outstanding from the assignment of Accounts to collection of the assigned Accounts.

In addition, we granted Prestige a continuing security interest in and lien upon all accounts receivable, inventory, fixed assets, general intangibles and other assets. Prestige will have no recourse against the Company if payments are not made due to the insolvency of an account debtor within 90 days of invoice date, with the exception of international and certain domestic customers. The Purchase and Sale Agreement’s term previously was extended to April 1, 2020 and renews automatically for successive one-year periods unless either party receives written notice of cancellation from the other, at minimum, thirty-days prior to the expiration date. At December 31, 2019 and 2018, we had outstanding borrowings of approximately $4.4 million and $1.3 million, respectively.

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

For the years ended December 31, 2019 and 2018, the Company assigned to Prestige, accounts with an aggregate face amount of approximately $55.1 million and $46.2 million, respectively, for which Prestige paid to the Company approximately $44.1 million and $36.9 million, respectively, in cash. During the years ended December 31, 2019 and 2018, $40.9 million and $41.0 million, respectively, was repaid to Prestige, including fees and interest.

HSBF Note

On May 14, 2020, the Company received an aggregate principal amount of $964,910 pursuant to the borrowing arrangement (“Note”) with Harvest Small Business Finance, LLC (“HSBF”) and agreed to pay the principal amount plus interest at a 1% fixed interest rate per year, on the unpaid principal balance. No payments are due on the Note until November 16, 2020 (the “Deferment Period”). However, interest will continue to accrue during the Deferment Period. The Note will mature on May 16, 2022. The Note includes forgiveness provisions in accordance with the requirements of the Paycheck Protection Program, Section 1106 of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The Company has not determined the amount of forgiveness in connection with the loan, partly due to the ongoing routine changes in the method of calculating the amount.

 Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2019.

Non-GAAP Adjusted EBITDA

In addition to disclosing financial results calculated in accordance with GAAP, this Form 10-K discloses Adjusted EBITDA, which is net loss adjusted for stock-based compensation, gain on settlement of accounts payable, loss on disposal of property and equipment, amortization of prepaid sponsorship fees, interest and other expense, net, depreciation of property and equipment, amortization of intangible assets, provision for doubtful accounts, settlement related charges (including legal) and taxes.

Management uses Adjusted EBITDA as a supplement to GAAP measures to further evaluate period-to-period operating performance, as well as the Company’s ability to meet future working capital requirements. The exclusion of non-cash charges, including stock-based compensation and depreciation and amortization, is useful in measuring the Company’s cash available for operations and performance of the Company.  Management believes these non-GAAP measures will provide investors with important additional perspectives in evaluating the Company’s ongoing business performance.

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

Set forth below are reconciliations of our reported GAAP net loss to Adjusted EBITDA (in thousands):

	Year ended	Year ended
	Dec. 31, 2019	Dec. 31, 2018
Net loss	$(18,927)	$(10,755)

Non-GAAP adjustments:
Stock-based compensation	284	496
Loss on disposal of property and equipment	5	—
Interest and other expense, net	3,609	3,897
Depreciation and amortization of property and equipment	339	529
Amortization of intangible assets	320	320
Bad debt expense	21	1,848
Income taxes	86	100

Adjusted EBITDA	$(14,263)	$(3,565)

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with GAAP and form the basis for the following discussion and analysis on critical accounting policies and estimates. The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates and assumptions on a regular basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates and those differences could have a material effect on our business, financial condition and results of operations.

Inventory

MusclePharm products are produced through third party manufacturers, and the cost of product inventory is recorded using a standard cost methodology. This standard cost methodology closely approximates actual cost. Inventory is valued at the lower of cost or net realizable value. Adjustments to reduce the cost of inventory to its net realizable value are made, if required, and estimates are made for obsolescence, excess or slow-moving inventories, non-conforming inventories and expired inventory. These estimates are based on management’s assessment of current future product demand, production plan, and market conditions.

Revenue Recognition

Our revenue represents sales of finished goods inventory and is recognized when control of the promised goods is transferred to the Company’s customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The reserves for trade promotions and product discounts, including sales incentives, are established based on our best estimate of the amounts necessary to settle future and existing credits for product sold as of the balance sheet date.

All such costs are netted against sales.  These costs include end-aisle or other in-store displays, contractual advertising fees and product discounts, and other customer specific promotional activity. We provide reimbursement to our customers for such amounts as credits against amounts owed. To determine the appropriate timing of recognition of consideration payable to a customer, all consideration payable to our customers is reflected in the transaction price at inception and reassessed routinely.

For the years ended December 31, 2019 and 2018, our revenue is recorded net of discounts, and to a lesser degree, sales returns, where discounts for each year total $26.9 million and $33.5 million, respectively. Total discounts accounted for 25% and 28% of gross revenue in each period, respectively.

Share-Based Payments and Stock-Based Compensation

Share-based compensation awards, including stock options and restricted stock awards, are recorded at estimated fair value on the awards’ grant date, based on the estimated number of shares that are expected to vest. The grant date fair value is amortized on a straight-line basis over the time in which the awards are expected to vest, or immediately if no vesting is required. Share-based compensation awards issued to non-employees for services are also recorded at fair value on the grant date. The fair value of restricted stock awards is based on the fair value of the stock underlying the awards on the grant date as there is no exercise price.

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

Intangible Assets

Acquired intangible assets are recorded at estimated fair value, net of accumulated amortization, and costs incurred in obtaining certain trademarks are capitalized, and are amortized over their related useful lives, using a straight-line basis consistent with the underlying expected future cash flows related to the specific intangible asset. Expected future cash flows are subject to management estimation. Costs to renew or extend the life of intangible assets are capitalized and amortized over the remaining useful life of the asset. Amortization expenses are included as a component of “Selling, general and administrative” expenses in the consolidated statements of operations.

Leases

A lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified assets for a period of time in exchange for consideration. An entity controls the use when it has a right to obtain substantially all of the benefits from the use of the identified asset and has the right to direct the use of the asset. The Company determines if an arrangement is a lease at contract inception. For all classes of underlying assets, the Company includes both the lease and non-lease components as a single component and accounts for it as a lease. Lease liabilities are recognized based on the present value of the lease payments over the lease term at the commencement date.

MusclePharm calculates and uses the rate implicit in the lease if the information is readily available, or if not available, the Company uses its incremental borrowing rate in determining the present value of lease payments. Lease right-of-use ("ROU") assets are based on the lease liability, subject to adjustments, such as lease incentives. The ROU assets also include any lease payments made at or before the commencement date. MusclePharm excludes variable lease payments in measuring lease assets and lease liabilities, other than those that depend on an index or a rate or are in substance fixed payments.

MusclePharm’s lease terms include options to extend or terminate the lease when it is reasonably certain that such options will be exercised. Operating leases are included in "Operating lease right-of-use assets", "Operating lease liability, current" and "Operating lease liability, long-term" on the consolidated balance sheets. Finance leases are included in "Property and equipment, net", "Accrued and other liabilities" and "Other long-term liabilities” on the consolidated balance sheets.

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

Contingencies

The Company records loss contingencies when management determines that the outcome of future events is probable of occurring and when the amount of the loss can be reasonably estimated. Gain contingencies are recognized in the consolidated financial statements when they are realized. The determination of an accrual for a loss contingency is based on management’s judgment and estimates with respect to the likely outcome of the matter. Liabilities are recorded or adjusted when events or circumstances cause these judgments or estimates to change.

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

See additional information in “Note 9. Commitment and Contingencies.”

Recently Issued Accounting Pronouncements

See Note 2 to the to the accompanying Consolidated Financial Statements for a discussion of recent accounting pronouncements or changes in accounting pronouncements that are of significance, or potential significance, to us.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Background.

Prior to filing this Form 10-K, we have not issued audited financial statements or filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q, since our Quarterly Report on Form 10-Q for the quarter ended September 30, 2018. As disclosed in our Current Report on Form 8-K filed on March 14, 2019, our previously filed Quarterly Report on Form 10-Q as of and for the three and nine months ended September 30, 2018 should no longer be relied upon.

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

Audit Committee Investigation

In March 2019, following management’s presentation of their initial assessment of the revenue recognition issue, the Audit Committee of the Board of Directors engaged legal counsel and a forensic accountant to conduct an investigation and to work with management to determine the potential impact on accounting for revenues. The investigation included the review of management’s initial assessment, interviews with key personnel, correspondence and document review, among other procedures. In April 2019, as a result of the findings of the Audit Committee's investigation to date, the Company determined that certain of its employees had engaged in deliberate inappropriate conduct, which resulted in revenue being intentionally recorded in periods prior to the criteria for revenue recognition under GAAP being satisfied. Further, the investigation discovered that revenue had been prematurely recorded in prior periods as well as the periods initially identified by management.

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

The investigatory adjustments are further described in Note 16. “Changes and Correction of Errors in Previously Reported Consolidated Financial Statements” located in Item 8 of this Form 10-K.

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
●
Improper recording of a debt discount in connection with the 2017 Refinanced Convertible Note; and
●
Other period end expense cutoff.

Other adjustments include, but are not limited to the following; purchase price variances, accrual for legal fees, payroll tax adjustment on restricted stock, rebate receivable and recognizing revenue on a net versus gross basis.

Accumulated deficit has been adjusted to reflect changes to net loss, for each period restated.

Evaluation of Disclosure Controls and Procedures

The principal executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures as of December 31, 2019. Based on this evaluation, they concluded that because of the material weaknesses in our internal control over financial reporting discussed below, the disclosure controls and procedures were not effective as required under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures are designed to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Remediation efforts to address the identified weaknesses are ongoing and we were not able to remediate our material weaknesses in internal controls as of December 31, 2018, and as our remediation efforts are ongoing, we are not be able to conclude that such controls are effective as of December 31, 2019.

 Management’s Report on Internal Control over Financial Reporting

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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2019. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission’s 2013 Internal Control-Integrated Framework. Based on its assessment, as well as factors identified during the Audit Committee investigation and subsequent audit process, management has concluded that the Company’s internal control over financial reporting as of December 31, 2019 was not effective due to the existence of the material weaknesses in internal control over financial reporting described below.

Material Weaknesses Identified in connection with the Audit Committee Investigation

Based on the principal findings of the investigation conducted by the Audit Committee, management has concluded that it did not maintain an appropriate control environment, inclusive of structure and responsibility including proper segregation of duties, and risk assessment and monitoring activities which led to revenue recognition and “tone at the top” concerns and which constituted the following material weaknesses:

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

Material Weaknesses Resulting from Reconsidering Previously Issued Financial Statements

As described above, management reconsidered the Company’s previously issued financial statements resulting in corrections to our unaudited consolidated financial statements for each of the quarterly periods ended September 30, 2018 and our audited consolidated financial statements as of and for the year ended December 31, 2017, which are contained in Note 16. “Changes and Correction of Errors in Previously Reported Consolidated Financial Statements” located in Item 8 of this Form 10-K.

Material Weaknesses

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
●
The Company improperly recorded debt discount in connection with the 2017 Refinanced Convertible Note.
●
The Company did not properly record accruals for expenses at the end of 2017.

The Company Does Not Maintain Adequate Internal Control Documentation and Testing Procedures

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

Other than the ongoing remediation efforts described above, there have been no changes during the year ended December 31, 2019 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

Notwithstanding the material weaknesses described in this Item 9A, our management has concluded that the consolidated financial statements and related financial information included in this Form 10-K presents fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP. Management’s position is based on a number of factors, including, but not limited to:

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

ITEM 9B. OTHER INFORMATION

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

EXECUTIVE OFFICERS AND DIRECTORS

The names of our directors and executive officers, their ages and certain other information about them are set forth below. There are no family relationships among any of our directors or executive officers.

Name	Age	Position
Ryan Drexler	49	Chief Executive Officer, President and Chairman of the Board of Directors
Allen Sciarillo	55	Chief Financial Officer
William Bush	55	Director
John J. Desmond	70	Director

RYAN DREXLER – CHIEF EXECUTIVE OFFICER, PRESIDENT AND CHAIRMAN OF THE BOARD OF DIRECTORS

Ryan Drexler was appointed to serve as our Chief Executive Officer and President on November 18, 2016. Prior to that, Mr. Drexler served as our Interim Chief Executive Officer, President and Chairman of the Board of Directors since March 15, 2016. Mr. Drexler has served as Chairman of our Board of Directors since August 26, 2015. Mr. Drexler is currently the Chief Executive Officer of Consac, LLC (“Consac”), a privately-held firm that invests in the securities of publicly-traded and venture-stage companies. Previously, Mr. Drexler served as President of Country Life Vitamins, a family-owned nutritional supplements and natural products company that he joined in 1993. In addition to developing strategic objectives and overseeing acquisitions for Country Life, Mr. Drexler created new brands that include the BioChem family of sports and fitness nutrition products. Mr. Drexler negotiated and led the process which resulted in the sale of Country Life in 2007 to the Japanese conglomerate Kikkoman Corp. Mr. Drexler graduated from Northeastern University, where he earned a B.A. in political science. Because of his experience in running and developing nutritional supplement companies, we believe that Mr. Drexler is well qualified to serve on our Board of Directors.

ALLEN SCIARILLO – CHIEF FINANCIAL OFFICIER

Allen Sciarillo was appointed to serve as Chief Financial Officer on April 20, 2020. Before joining the Company, Mr. Sciarillo served as Director of Finance of The Crypto Company, a public company in the blockchain sector, from July 2018 to December 2019. Before that, he served as Regional Chief Financial Officer of Electro Rent Corporation, a provider of rental, leasing and sales of electronic test and measurement equipment, from February 2015 to March 2018. He previously served as Controller of Electro Rent from April 2006 to February 2015. Mr. Sciarillo earned his Bachelor of Science in Accounting from California State University, Northridge. In connection with his appointment, it is expected that Mr. Sciarillo will enter into the Company’s standard form of indemnification agreement, the form of which has been filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 27, 2012. The Company expects that it will enter into an employment agreement with Mr. Sciarillo. The Company will file an amendment to its Form 8-K disclosing the terms of any such employment agreement within four business days after it has been finalized. Because of his extensive financial reporting and operational accounting experience in various senior management positions at public and private companies, we believe that Mr. Sciarillo is well qualified to serve on our Board of Directors.

WILLIAM BUSH – DIRECTOR

William Bush joined our Board of Directors as an independent director in May 2015 and serves as lead director, as chair of the Compensation Committee, as a member of the Audit Committee and as Chair of the Nominating & Corporate Governance Committee. Since November 2016, Mr. Bush serves as chief financial officer of Stem, Inc., a leading software-driven energy storage provider. From January 2010 to November 2016, Mr. Bush served as the chief financial officer of Borrego Solar Systems, Inc., which is one of the nation’s leading financiers, designers and installers of commercial and industrial grid-connected solar systems. From October 2008 to December 2009, Mr. Bush served as the chief financial officer of Solar Semiconductor, Ltd., a private vertically integrated manufacturer and distributor of photovoltaic modules and systems targeted for use in industrial, commercial and residential applications, with operations in India, helping it reach $100 million in sales in its first 15 months of operation. Prior to that, Mr. Bush served as chief financial officer and corporate controller for a number of high growth software and online media companies as well as being one of the founding members of Buzzsaw.com, Inc., a spinoff of Autodesk, Inc. Prior to his work at Buzzsaw.com, Mr. Bush served as corporate controller for Autodesk, Inc. (NasdaqGM: ADSK), the fourth largest software applications company in the world. Because of his significant experience in finance, we believe that Mr. Bush is well qualified to serve on our Board of Directors.

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

DELINQUENT SECTION 16(a) REPORTS

Section 16(a) of the Exchange Act, requires our directors and named executive officers, and persons who beneficially own more than 10% of our common stock, to file initial reports of ownership and reports of changes in ownership of our common stock and our other equity securities with the SEC. As a practical matter, we assist our directors and officers by monitoring transactions and completing and filing Section 16 reports on their behalf. Based solely on a review of the copies of such forms in our possession and on written representations from reporting persons, we believe that during 2019, all of our named executive officers and directors filed the required reports on a timely basis under Section 16(a) of the Exchange Act, except for as follows:

Name	Date of Award	Date Filed	StockAwards
William J. Bush	7/1/2019	9/16/2019	238,095

John J. Desmond	7/1/2019	9/16/2019	357,143

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

●
a Code of Conduct, Insider Trading Policy, Corporate Communications Policy and Corporate Governance Guidelines; and

●
no board member is serving on an excessive number of public company boards.

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

Audit Committee

The Audit Committee reviews the work of our internal accounting and audit processes and the Independent Registered Public Accounting Firm. The Audit Committee has sole authority for the appointment, and oversight of our Independent Registered Public Accounting Firm and to approve any significant non-audit relationship with the Independent Registered Public Accounting Firm. The Audit Committee is also responsible for preparing the report required by the rules of the SEC to be included in our annual proxy statement. The Audit Committee is currently comprised of Mr. Desmond and Mr. Bush. The Company’s Board of Directors has determined that Mr. Desmond is an “Audit Committee financial expert” within the meaning of Item 407 of Regulation S-K. Additionally, Mr. Desmond serves as chair of the Audit Committee. Each of Messrs. Desmond and Bush are independent for Audit Committee purposes, as determined under Exchange Act rules. Mr. Bush joined the Audit Committee in May 2015; Mr. Desmond joined the Audit Committee in July 2017. During 2019, the Audit Committee held 3 meetings.

Compensation Committee

The Compensation Committee approves our goals and objectives relevant to compensation, stays informed as to market levels of compensation and, based on evaluations submitted by management, recommends to our Board of Directors compensation levels and systems for the Board of Directors and our officers that correspond to our goals and objectives. The Compensation Committee, with the assistance of Longnecker, also produces an annual report on executive compensation for inclusion in our proxy statement. The Compensation Committee is currently comprised of Mr. Bush, as chair, and Mr. Desmond, as a member. Mr. Desmond joined the Compensation Committee in July 2017 and Mr. Bush joined as a member in May 2015. During 2019, the Compensation Committee held four meetings.

Nominating & Corporate Governance Committee

The Nominating & Corporate Governance Committee is responsible for recommending to our Board of Directors individuals to be nominated as directors and committee members. This includes evaluation of new candidates as well as evaluation of current directors. In evaluating the current directors, the Nominating & Corporate Governance Committee conducted a thorough self-evaluation process, which included the use of questionnaires and a third-party expert that interviewed each of the directors and provided an analysis of the results of the interviews to the committee. This committee is also responsible for developing and recommending to the Board of Directors our corporate governance guidelines, as well as reviewing and recommending revisions to the guidelines on a regular basis. The Nominating & Corporate Governance Committee is currently comprised of Mr. Bush, as chair, and Mr. Desmond, as a member. During 2019, the Nominating & Corporate Governance Committee held no meetings.

Board of Directors Role in Risk Management

The Board of Directors oversees an enterprise-wide approach to risk management, designed to support the achievement of organizational objectives, including strategic objectives, to improve long-term organizational performance and enhance stockholder value. Risk management includes not only understanding company specific risks and the steps management implements to manage those risks, but also the level of risk acceptable and appropriate for us. Management is responsible for establishing our business strategy, identifying and assessing the related risks and implementing appropriate risk management practices. Our Board of Directors reviews our business strategy and management’s assessment of the related risk, and discusses with management the appropriate level of risk for us. For example, the Board of Directors meets with management at least quarterly to review, advise and direct management with respect to strategic business risks, risks related to our new product development and financial risks, among others. The Board of Directors also delegates oversight to Board committees to oversee selected elements of risk.

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

Item 11. Executive Compensation

Overview

We are eligible to take advantage of the rules applicable to a “smaller reporting company,” as defined in the Exchange Act, for the fiscal year ended December 31, 2019. As a “smaller reporting company” we are permitted, and have opted, to comply with the scaled back executive compensation disclosure rules applicable to a “smaller reporting company” under the Exchange Act. Only two individuals served as executive officers, as defined in Rule 3b-7 under the Exchange Act, during the fiscal year ended December 31, 2019. The following discussion relates to the compensation of those executive officers, who we refer to as our “named executive officers” or “NEOs” in this Annual Report on Form 10-K. For the fiscal year ended December 31, 2019, our NEOs were:

●
Ryan Drexler – Chief Executive Officer, President and Chairman of the Board of Directors; and
●
Brian Casutto – Executive Vice President of Sales and Operations.

Mr. Casutto resigned from all his current roles with the Company on May 1, 2020.

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

Base Salary

The Compensation Committee determines the initial base salary for each of our named executive officers and each year determines whether to approve any base salary adjustments based upon the Company’s performance, the named executive officer’s individual performance, changes in duties and responsibilities of the named executive officer and the recommendations of our Chief Executive Officer (other than with respect to his own base salary). For 2019, our named executive officers’ base salaries were as follows:

Name	2019 Base Salary
Ryan Drexler	$700,000
Brian Casutto	$400,000

Cash Bonuses

Pursuant to their employment agreements, each of our named executive officers was eligible to earn a cash bonus, with a target amount established by the Compensation Committee, based on the achievement of specified performance goals. For 2019, there was no target bonuses for Mr. Casutto. Mr. Drexler was eligible to receive cash bonuses of up to $250,000 based on the achievement of specified performance goals. For 2019, Messrs. Drexler and Casutto earned no cash bonuses, as set out in the amounts set forth in the “Summary Compensation Table” below.

Incentive Equity Awards

Incentive equity awards granted by the Company have historically been in the form of restricted stock awards. The Company also has granted stock options from time to time. The Compensation Committee believes that equity-based awards can be an effective retention tool that also align our executives’ interests with those of our stockholders. In 2019, none of our named executive officers were granted equity-based awards.

Employment Agreements

We entered into employment agreements with each of Mr. Drexler and Mr. Casutto that include certain severance and change in control payments. These agreements are described under “Narrative Disclosure to Summary Compensation Table” below.

Employee Benefit Plans and Perquisites

We maintain a 401(k) Savings/Retirement Plan for eligible employees of the Company and certain affiliates, including our named executive officers. The 401(k) Plan permits eligible employees to defer up to the maximum dollar amount allowed by law. The employee’s elective deferrals are immediately vested upon contribution to the 401(k) Plan. We currently make discretionary matching contributions to the 401(k) Plan in an amount equal to 100% of each eligible employee’s deferrals up to 4% of his or her qualifying compensation, subject to a total employer contribution maximum of $19,000 and limits imposed by applicable law. We do not maintain any other defined benefit, defined contribution or deferred compensation plans for our employees.

Our named executive officers are eligible to participate in all of our employee benefit plans, such as medical, dental, vision, group life and disability insurance, in each case on the same basis as other employees, subject to applicable law. We also provide vacation and other paid holidays to all employees, including our executive officers. In addition, we provide certain highly-compensated employees, including our named executive officers, with life insurance and supplemental long-term disability coverage. We also provide certain perquisites, as described and quantified in the Summary Compensation Table below under “All Other Compensation.”

Summary Compensation Table

The following summary compensation tables sets forth all compensation awarded to, earned by, or paid to our named executive officers for 2019 and 2018, in respect of their employment with the Company.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards($)	Option Awards($)	All Other Compensation ($)	Total($)

Ryan Drexler (1)
Chairman of the Board,	2019	700,000	—	—	—	600(3)	700,600
Chief Executive Officer and President	2018	681,250	709,690	—	—	1,900(4)	1,392,840

Brian Casutto(2)	2019	400,000	—	—	—	61,000(3)	461,000
Executive Vice President of Sales and Operations	2018	400,000	244,542	—	—	71,129(4)	715,671

(1)
For information regarding certain transactions between Mr. Drexler and the Company, see Note 8 to the Consolidated Financial Statements below.

(2)
On May 1, 2020, Mr. Casutto resigned from all of his current roles with the Company.

(3)
Amounts under All Other Compensation for 2019 include Company 401(k) matching contributions, insurance premiums paid by the Company on behalf of our named executive officers, perquisites and severance payments, as follows:

(4)
Amounts under All Other Compensation for 2018 include Company 401(k) matching contributions, insurance premiums paid by the Company on behalf of our named executive officers, perquisites and severance payments, as follows:

	Drexler	Casutto
Miscellaneous (a)	$—	$—
Automobile Expenses (b)	—	12,000
Housing Costs(c)	—	38,500
Insurance Premiums	600	10,500
TOTAL	$600	$61,000

	Drexler	Casutto
Miscellaneous (a)	$1,900	$10,559
Automobile Expenses (b)	—	10,223
Housing Costs(c)	—	40,700
Insurance Premiums	—	9,647
TOTAL	$1,900	$71,129

(a)
These amounts include amounts paid by the Company for miscellaneous expenses, including Company-provided matching contributions to health savings accounts for our named executive officer and amounts paid for expenses incurred by our named executive officers that were not adequately substantiated or did not qualify as a reimbursable business expense under our expense reimbursement policy.
(b)
We provided an automobile allowance for Mr. Casutto, and the use of a Company car by Mr. Drexler and Mr. Casutto while they were in Colorado (the location of our prior headquarters). For the Company car provided to Mr. Casutto, the Company insures the car under its insurance programs, pays all registration, license, taxes and other fees on the car, pays for all repairs and reimburses for all gas and maintenance costs on the car. The amount disclosed in the table above for Mr. Cassuto represents one-half of the total annual cost to the Company for the Company car.
(c)
We paid for temporary for housing for Mr. Casutto for his apartment in California as his residency remains out of the State. The amounts disclosed in the table above represents rent and utility costs billed by the landlord for this temporary housing.

Narrative Disclosure to Summary Compensation Table

We entered into employment agreements with each of Mr. Drexler and Mr. Casutto that include certain severance and change in control payments, in each case, as described below. As used below, the terms “without cause,” “good reason,” “qualifying sale,” “aggregate purchase price,” “performance bonus,” “cash-based incentives,” and “change in control” are defined in the applicable agreements.

Mr. Drexler. Mr. Drexler is party to an employment agreement with the Company, which was entered into as of February 11, 2016 and has subsequently been amended and restated, most recently effective as of February 1, 2018. Subject to earlier termination as provided therein, the term of his agreement runs through February 1, 2021 and automatically renews for successive one-year terms thereafter, unless either party provides at least three months’ written notice of its or his intention not to renew. Under his employment agreement, Mr. Drexler was entitled to a base salary of $700,000 per year for 2018 and 2019, which was increased to $750,000 per year effective January 1, 2020, in each case, subject to increase by the board. For 2019, Mr. Drexler was eligible to receive cash-based incentives of up to $250,000 based on the achievement of specified performance goals and, under his amended and restated agreement, was eligible to receive a 2018 performance bonus equal to 75% of his annual base salary, subject to the Company’s achievement of specified performance conditions unless otherwise determined by the Board. Under his amended and restated employment agreement, Mr. Drexler is also eligible to receive additional cash-based incentives of up to $350,000 based on the achievement of specified performance goals.

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

Under the employment agreement, Mr. Drexler agreed to certain restrictions on solicitation of employees, which continue for 12 months following the termination of his employment, if his employment is terminated due to disability, by him for good reason or by the Company with or without cause, due to expiration of the employment period by notice of non-renewal or due to termination of his employment upon a notice of termination. The employment agreement also contains restrictions with respect to disclosure of the Company’s confidential information.

Mr. Casutto. Mr. Casutto is party to an employment agreement with the Company, which was entered into as of July 15, 2015 and was amended and restated as of January 1, 2018. The original term of the employment agreement ended on December 31, 2018 and was extended to December 31, 2019. Under his employment agreement, Mr. Casutto was entitled to a base salary of $400,000 per year. In addition, Mr. Casutto was eligible to receive cash bonuses based on performance criteria to be adopted by the Compensation Committee, with a potential bonus pool of up to $350,000 per year. Under his employment agreement, he was entitled to a monthly vehicle allowance of $1,000 and a miscellaneous expense allowance of up to $5,000 per year.

If Mr. Casutto’s employment is terminated without cause or he resigns for good reason, he was be entitled to receive (i) base salary continuation for the lesser of 12 months and the remainder of the term of the employment agreement, (ii) a bonus equal to the greater of 25% of his target bonus for the year (or 50%, if the termination of employment occurs between July 1 and December 31 of the year) and the bonus for the year of termination of employment, as determined by the Compensation Committee at its discretion, and (iii) reimbursement of COBRA premiums for up to 12 months. In addition, unless otherwise provided in an equity award agreement, all equity awards held by Mr. Casutto would vest in full. All severance payable to Mr. Casutto under his employment agreement is subject to his execution (and non-revocation) of a release of claims in favor of the Company.

Under the employment agreement, Mr. Casutto agreed to certain restrictions on competition and solicitation, which continue for 12 months following the termination of his employment. The employment agreement also contained restrictions with respect to disclosure of the Company’s confidential information.

On May 1, 2020, Mr. Casutto resigned from all of his current roles with the Company. In connection with Mr. Casutto’s resignation from the Company, the Company and Mr. Casutto entered into a Separation and Release Agreement (the “Separation Agreement”), dated May 1, 2020. In lieu of any severance or other amounts under his employment agreement, the Agreement provides that the Company will pay Mr. Casutto an aggregate of $100,000 (the equivalent of three months base salary), with payments of $16,666.66 made every two weeks, beginning on May 15, 2020 and ending on July 17, 2020. The Separation Agreement includes customary provisions contained in agreements of this nature including, mutual non-disparagement and a general release of any and all claims.

Outstanding Equity Awards at Year End

As of December 31, 2019, there were no outstanding equity awards made to our named executive officers.

Director Compensation

Non-Employee Director Compensation Arrangements

Mr. Bush and Mr. Desmond earn annual cash retainer fees of $140,000 and $100,000, respectively, and are granted, on an annual basis, restricted shares having a grant date fair value of $100,000 and $150,000, respectively. Our non-employee directors also receive an additional cash payment to compensate them for taxes payable in respect of their restricted share grants, described below.

All cash retainers are prorated for partial years of service. We pay annual cash retainer fees to our non-employee directors quarterly. We also reimburse our non-employee directors for their travel and out of pocket expenses. Members of the Board of Directors who also are our employees do not receive any compensation for their service as directors. Our directors do not receive Board meeting fees.

For 2019, each of our non-employee directors received awards of restricted common stock having a grant date value as described above, which were vested in quarterly installments. The number of shares for each quarterly vesting was determined by dividing the dollar value above by the average closing price of MusclePharm’s common stock for the fifteen trading days preceding the grant date. For 2019, our non-employee directors also received additional cash payments to compensate them for taxes payable in respect of their restricted share awards.

2019 Director Compensation.

The table below sets forth the compensation paid to each non-employee member of the Board of Directors during the fiscal year ended December 31, 2019. Messrs. Drexler and Casutto received no additional compensation for their service as a director, and, consequently, are not included in this table. The compensation received by Messrs. Drexler and Casutto in respect of their employment is set forth in the “Summary Compensation Table” above.

Name	Fees Earned or Paid in Cash ($)	Stock Awards (1) ($)	All Other Compensation (2) ($)	Total ($)
John J. Desmond	$100,000	$150,000	$91,800	$341,800
William J. Bush	140,000	100,000	70,300	310,300

(1)
Stock awards represent restricted stock units awarded on July 1, 2019. The grant date fair value of stock awards was calculated in accordance with FASB ASC Topic 718, disregarding the effects of estimated forfeitures, based upon the closing price of a share of our common stock on the date of grant. During 2019 Mr. Desmond was awarded 357,143 restricted stock units and Mr. Bush was awarded 238,095 restricted stock units.
(2)
Amounts under “All Other Compensation” for 2019 include tax gross-up adjustments related to vested restricted stock units.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information with respect to the beneficial ownership of shares of our common stock by (i) each current director and (ii) each named executive officer, as of August 18, 2020.

	Shares Beneficially Owned
	Common Stock (1)
Name of Beneficial Owner	Shares	% (2)
Named Executive Officers:
Ryan Drexler (3)	18,516,023	55.7%
Brian Casutto	125,000	*
Non-Employee Directors:
William Bush	492,181	1.5%
John J. Desmond	587,357	1.8%
Officers and Directors as a Group (four persons):	19,720,561	59.3%

* Represents less than 1%.

(1)
This column lists beneficial ownership of voting securities as calculated under SEC rules which generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities and includes shares of our common stock issuable pursuant to the exercise of stock options, warrants, preferred stock or other securities that are immediately exercisable or convertible or exercisable or convertible within 60 days of August 18, 2020. Otherwise, except to the extent noted below, each director, named executive officer or entity has sole voting and investment power over the shares reported. Standard brokerage accounts may include nonnegotiable provisions regarding set-offs or similar rights.

(2)
Percent of total voting power represents voting power with respect to 33,101,866 shares of common stock outstanding as of August 18, 2020, plus 137,362 options to purchase common shares as if these options were exercised (33,239,228 common shares).

(3)
Ryan Drexler, the Company’s Chief Executive Officer, President and Chairman of the Board of Directors is the sole member of Consac, LLC, and as such has voting and investment power over the securities owned by the stockholder. These shares are also included in the beneficial owners of more than five percent table below.

Beneficial Owners of More than Five Percent

The following table shows the number of shares of our common stock, as of August 18, 2020 held by persons known to us to beneficially own more than five percent of our outstanding common stock.

	Shares Beneficially Owned
	Common Stock (1)
Name of Beneficial Owner	Shares	% (2)
Wynnefield Capital (3)	1,931,305	5.8%
Ryan Drexler (4)	18,516,023	55.7%
Amerop Holdings, Inc. (5)	3,648,355	11.0%

(1)
This column lists beneficial ownership of voting securities as calculated under SEC rules which generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities and includes shares of our common stock issuable pursuant to the exercise of stock options, warrants, preferred stock or other securities that are immediately exercisable or convertible or exercisable or convertible within 60 days of August 18, 2020. Otherwise, except to the extent noted below, each director, named executive officer or entity has sole voting and investment power over the shares reported. Standard brokerage accounts may include nonnegotiable provisions regarding set-offs or similar rights.

(2)
Percent of total voting power represents voting power with respect to 33,101,866 shares of common stock outstanding as of August 18, 2020. To compute the percentage of outstanding shares of common stock held by each person and unless otherwise noted, any share of common stock which such person has the right to acquire pursuant to the exercise of stock options exercisable within 60 days of August 18, 2020 or upon conversion of convertible debt is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(3)
Joshua Landes and Nelson Obus may be deemed to hold an indirect beneficial interest in these shares, which are directly beneficially owned by Wynnefield Partners Small Cap Value, L.P., Wynnefield Partners Small Cap Value, L.P. I, Wynnefield Small Cap Value Offshore Fund and Wynnefield Capital, Inc. Profit Sharing Plan because they are co-managing members of Wynnefield Capital Management, LLC and principal executive officers of Wynnefield Capital, Inc. The principal place of business for Wynnefield Capital is 450 Seventh Avenue, Suite 509, New York, New York 10123. This information is based on a Schedule 13D/A filed on August 22, 2019 with the SEC.

(4)
Ryan Drexler, the Company’s Chief Executive Officer, President and Chairman of the Board of Directors, and as such has voting and investment power over the securities owned by the stockholder. These shares are also included in the Named Executive Officers portion of the Management Beneficial Ownership table above. Mr. Drexler disclaims such beneficial ownership except to the extent of his pecuniary interests therein.

(5)
Amerop Holdings, Inc. and Leonard P. Wessell III may be deemed to hold an indirect beneficial interest to 1,463,839 of these shares. White Winston Select Asset Funds, LLC, Todd M. Enright, Mark Blundell, Donald Feagan, and Robert Mahoney may be deemed to hold an indirect beneficial interest in these shares. White Winston Select Asset Fund Series Fund MP-18, LLC reported sole voting power with respect to 3,648,355 shares. The address of White Winston Select Asset Funds Series Fund MP-18, LLC is 265 Franklin St., Suite 1702, Boston, MA 02110. This information is based on a Schedule 13D filed on November 8, 2019 with the SEC.

EQUITY COMPENSATION PLAN INFORMATION

In 2015, we adopted the MusclePharm Corporation 2015 Incentive Compensation Plan (the “2015 Plan”). The 2015 Plan was approved by our stockholders. The following table sets forth the number and weighted-average exercise price of securities to be issued upon exercise of outstanding options, warrants and rights, and the number of securities remaining available for future issuance under all of our equity compensation plans, at December 31, 2019:

PLAN CATEGORY	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders:
2015 Incentive Compensation Plan	171,703	$1.89	576,494
Total	171,703	$1.89	576,494

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

The outstanding principal and the interest, due on December 31, 2019, were refinanced under a new agreement on July 1, 2020. See additional information in “Note 17. Subsequent Events.”

For the years ended December 31, 2019 and 2018, interest expense, including the amortization of debt discount, related to the related party convertible secured promissory notes was $1.7 million and $2.2 million, respectively. During the years ended December 31, 2019 and 2018, $0.8 million and $1.9 million, respectively, in interest was paid in cash to Mr. Drexler.

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

In connection with the Revolving Note, the Company and Mr. Drexler entered into a security agreement dated October 4, 2019 pursuant to which the Revolving Note is secured by all of the assets and properties of the Company and its subsidiaries whether tangible or intangible. As of December 31, 2019, the outstanding balance on the revolving note was $1.2 million. Both the outstanding principal and all accrued interest, which became due on March 31, 2020, were refinanced under a new agreement on July 1, 2020. The revolving note is included in “Line of credit” in the consolidated balance sheets. See additional information in “Note 17. Subsequent Events.”

Note Payable

The Company entered into a collateral receipt and security agreement with Mr. Drexler, dated December 27, 2019 pursuant to which Mr. Drexler agreed to post bond relating to the judgment ruled on the ThermoLife case, pending the appeal. The amount paid by Mr. Drexler on behalf of the Company, including fees, was $0.25 million. The amount, which was outstanding as of December 31, 2019, was refinanced under a new agreement on July 1, 2020. The note payable is included in “Convertible note with a related party, net of discount” in the consolidated balance sheets. See additional information in “Note 17. Subsequent Events.”

Review, Approval or Ratification of Transactions with Related Parties

We have a written related person transactions policy that our executive officers, directors, nominees for election as a director, beneficial owners of more than 5% of our common stock, and any members of the immediate family of and any entity affiliated with any of the foregoing persons, are not permitted to enter into a material related person transaction with us without the review and approval of our Audit Committee, or a committee composed solely of independent directors in the event it is inappropriate for our Audit Committee to review such transaction due to a conflict of interest. The policy provides that any request for us to enter into a transaction with an executive officer, director, nominee for election as a director, beneficial owner of more than 5% of our common stock or with any of their immediate family members or affiliates, in which the amount involved exceeds $120,000 will be presented to our Audit Committee for review, consideration and approval.

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

DIRECTOR INDEPENDENCE

The rules of NASDAQ generally require that a majority of the members of a listed company’s Board of Directors be independent. In addition, the listing rules generally require that, subject to specified exceptions, each member of a listed company’s audit, compensation, and governance committees be independent. Although we are an over-the-counter listed company, we have nevertheless opted under our Corporate Governance Guidelines to comply with certain NASDAQ corporate governance rules requiring director independence. The Board of Directors has determined that all of the Company’s directors, other than Mr. Drexler, are each independent directors as such term is defined in NASDAQ Marketplace Rule 5605(a)(2). Additionally, we have Compensation, Nominating and Corporate Governance, and Audit committees comprised solely of independent directors.

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

Our Board of Directors has determined that none of our non-employee directors has a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is independent as that term is defined under the rules of NASDAQ. Our Board of Directors has also determined that directors who comprise our Audit Committee, Compensation Committee, and our Nominating and Corporate Governance Committee satisfy the independence standards for those committees established by applicable SEC rules, NASDAQ rules and applicable rules of the Internal Revenue Code of 1986, as amended.

Item 14. Principal Accountant Fees and Services

Fees Paid to Independent Registered Public Accounting Firm(1)

The following table shows fees and expenses that we paid (or accrued) for professional services rendered by SingerLewak LLP for the years ended December 31, 2019 and 2018:

	2019	2018
Audit fees (1)	$438,000	$559,000

(1)	Represents the aggregate fees billed for the audit of the Company’s financial statements.

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

Audit Committee pre-approval of non-audit services (other than review and attest services) also will not be required if such services fall within available exceptions established by the SEC. All non-audit services provided by the Company’s independent auditors during fiscal years 2019 and 2018, were pre-approved by the Audit Committee in accordance with the pre-approval policy described above.

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

The list of Exhibits required by Item 601 of Regulation S-K is provided in the Exhibit Index on pages 56 to 59 of this Form 10-K, which is incorporated herein by reference.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MUSCLEPHARM CORPORATION (the “Registrant”)

Dated: August 24, 2020	By:	/s/ Allen Sciarillo
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ryan Drexler	Chief Executive Officer, President and Chairman of the Board of Directors	August 24, 2020
Ryan Drexler	(Principal Executive Officer)

/s/ Allen Sciarillo	Chief Financial Officer	August 24, 2020
Allen Sciarillo	(Principal Financial Officer and Principal Accounting Officer)

/s/ John J. Desmond	Director	August 24, 2020
John J. Desmond

/s/ William Bush	Director	August 24, 2020
William Bush

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of MusclePharm Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of MusclePharm Corporation and its subsidiaries (collectively, the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, stockholders’ deficit and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, accumulated deficit and its total liabilities exceed its total assets. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Change in Accounting Method Related to Leases and Revenue
As discussed in Notes 2 and 6 to the financial statements, the Company has changed its method of accounting for leases as a result of the adoption of Accounting Standards Codification (“ASC”) 842, “Leases,” effective January 1, 2019 under the modified retrospective approach.

As discussed in Note 2 to the financial statements, the Company has changed its method of accounting for revenue from contracts with customers as a result of the adoption of ASC 606, “Revenue from Contracts with Customers,” effective January 1, 2018 under the modified retrospective approach.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ SingerLewak LLP
We have served as the Company’s auditor since 2019.

Los Angeles, California
August 24, 2020

MusclePharm Corporation
Consolidated Balance Sheets
(In thousands, except share and per share data)

	December 31, 2019	December 31, 2018

ASSETS
Current assets:
Cash	$1,532	$2,317
Accounts receivable, net	4,807	6,273
Inventory	4,720	13,661
Prepaid expenses and other current assets	1,104	576
Total current assets	12,163	22,827
Property and equipment, net	216	513
Intangible assets, net	676	997
Operating lease right-of-use assets	1,175	—
Other assets	310	264
TOTAL ASSETS	$14,540	$24,601
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Obligation under secured borrowing arrangement	$4,443	$1,285
Line of credit	4,204	1,500
Operating lease liability, current	624	—
Convertible note with a related party, net of discount	1,287	17,940
Accounts payable	26,178	24,797
Accrued and other liabilities	4,805	6,543
Accrued restructuring charges, current	—	493
Total current liabilities	41,541	52,558
Accrued restructuring charges, long-term	—	30
Operating lease liability, long-term	723	—
Other long-term liabilities	228	208
Total liabilities	42,492	52,796
Commitments and contingencies (Note 9)
Stockholders' deficit:
Common stock, par value of $0.001 per share; 100,000,000 shares authorized, 33,876,033 and 16,190,288 shares issued as of December 31, 2019 and December 31, 2018, respectively; 33,000,412 and 15,314,667 shares outstanding as of December 31, 2019 and December 31, 2018, respectively	31	15
Additional paid-in capital	177,914	158,944
Treasury stock, at cost; 875,621 shares	(10,039)	(10,039)
Accumulated other comprehensive loss	—	(238)
Accumulated deficit	(195,858)	(176,877)
TOTAL STOCKHOLDERS’ DEFICIT	(27,952)	(28,195)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$14,540	$24,601

The accompanying notes are an integral part of these Consolidated Financial Statements.

MusclePharm Corporation
Consolidated Statements of Operations
(In thousands, except share and per share data)

	For the Years Ended December 31,
	2019	2018
Revenue, net	$79,667	$88,113
Cost of revenue	70,979	69,719
Gross profit	8,688	18,394
Operating expenses:
Advertising and promotion	2,487	2,939
Salaries and benefits	7,910	8,328
Selling, general and administrative	8,899	11,610
Research and development	893	751
Professional fees	3,606	2,598
Total operating expenses	23,795	26,226
Loss from operations	(15,107)	(7,832)
Other (expense) income:
(Loss) gain on settlement of obligations	(125)	1,074
Interest and other expense, net	(3,609)	(3,897)
Loss before provision for income taxes	(18,841)	(10,655)
Provision for income taxes	86	100
Net loss	$(18,927)	$(10,755)

Net loss per share, basic and diluted	$(0.92)	$(0.72)

Weighted average shares used to compute net loss per share, basic and diluted	20,475,313	15,023,872

The accompanying notes are an integral part of these Consolidated Financial Statements.

MusclePharm Corporation
Consolidated Statements of Comprehensive Loss
(In thousands)

	For the Years Ended December 31,
	2019	2018
Net loss	$(18,927)	$(10,755)
Other comprehensive loss:
Change in foreign currency translation adjustment	(184)	(88)
Comprehensive loss	$(19,111)	$(10,843)

The accompanying notes are an integral part of these Consolidated Financial Statements.

MusclePharm Corporation
Consolidated Statements of Changes in Stockholders’ Deficit
(In thousands, except share data)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Loss	Deficit	Deficit
Balance—December 31, 2017 (as restated)	14,983,554	$14	$158,396	$(10,039)	$(150)	$(165,069)	$(16,848)
Adjustment due to adoption of ASC 606 (Note 2)	—	—	—	—	—	(1,053)	(1,053)
Balance—December 31, 2017 (as restated)	14,983,554	$14	$158,396	$(10,039)	$(150)	$(166,122)	$(17,901)
Stock-based compensation for issuance and amortization of restricted stock awards to employees, executives and directors	250,000	1	479	—	—	—	480
Stock-based compensation for issuance of stock options to an executive and a director	—	—	16	—	—	—	16
Issuance of shares of common stock related to the payment of interest on a related party note	81,113	—	53	—	—	—	53
Change in foreign currency translation adjustment	—	—	—	—	(88)	—	(88)
Net loss	—	—	—	—	—	(10,755)	(10,755)
Balance—December 31, 2018	15,314,667	$15	$158,944	$(10,039)	$(238)	$(176,877)	$(28,195)

The accompanying notes are an integral part of these Consolidated Financial Statements.

MusclePharm Corporation
Consolidated Statements of Changes in Stockholders’ Deficit (Continued)
(In thousands, except share data)

	Common Stock		Additional Paid-in	Treasury	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Stock	Loss	Deficit	Deficit
Balance—December 31, 2018	15,314,667	$15	$158,944	$(10,039)	$(238)	$(176,877)	$(28,195)
Stock-based compensation for issuance and amortization of restricted stock awards to employees, executives and directors	595,238	—	284	—	—	—	284
Issuance of shares of common stock related to the settlement of litigation	150,000	—	60	—	—	—	60
Issuance of shares of common stock related to the conversion of a related party note	16,216,216	16	17,984	—	—	—	18,000
Issuance of shares of common stock in exchange for services	724,291	—	642	—	—	—	642
Change in foreign currency translation adjustment	—	—	—	—	238	(54)	184
Net loss	—	—	—	—	—	(18,927)	(18,927)
Balance—December 31, 2019	33,000,412	$31	$177,914	$(10,039)	$—	$(195,858)	$(27,952)

The accompanying notes are an integral part of these Consolidated Financial Statements.

MusclePharm Corporation
Consolidated Statements of Cash Flows
(In thousands)

	For the Years Ended December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,927)	$(10,755)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization of property and equipment	339	529
Amortization of intangible assets	320	320
Bad debt expense	21	1,848
Loss on disposal of property and equipment	5	—
Amortization of debt discount	60	59
Inventory provision	82	(161)
Stock-based compensation	284	496
Issuance of common stock to non-employees	702	—
Write off of cumulative translation adjustments	175	(54)
Changes in operating assets and liabilities:
Accounts receivable	1,444	1,931
Inventory	8,859	(3,937)
Prepaid expenses and other current assets	(528)	418
Other assets	710	(39)
Accounts payable and accrued liabilities	(70)	11,518
Accrued restructuring charges	—	(192)
Net cash (used in) provided by operating activities	(6,524)	1,981
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(13)	(132)
Net cash used in investing activities	(13)	(132)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	3,239	—
Payments on line of credit	(535)	(1,500)
Proceeds from secured borrowing arrangement, net of reserves	44,091	36,939
Payments on secured borrowing arrangement, net of fees	(40,933)	(41,039)
Repayment of finance lease obligations	(120)	(126)
Net cash provided by (used in) financing activities	5,742	(5,726)
Effect of exchange rate changes on cash	10	(34)
NET CHANGE IN CASH	(785)	(3,911)
CASH — BEGINNING OF PERIOD	2,317	6,228
CASH — END OF PERIOD	$1,532	$2,317
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$1,401	$3,435
Cash paid for taxes	$77	$172
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Property and equipment acquired in conjunction with finance leases	$29	$—
Operating lease right-of-use assets and lease obligations (ASC 842)	$2,117	$—
Conversion of related party note through issuance of shares	$18,000	$—
Interest paid through issuance of shares of common stock	$—	$53

The accompanying notes are an integral part of these Consolidated Financial Statements.

MusclePharm Corporation
Notes to Consolidated Financial Statements

Note 1. Description of Business

Description of Business

MusclePharm Corporation was incorporated in Nevada in 2006. Except as otherwise indicated herein, or the context requires otherwise, the terms “MusclePharm,” “the Company,” “we,” “our” and “us” refer to MusclePharm Corporation and its subsidiaries. The Company is a scientifically-driven, performance lifestyle company that develops, manufactures, markets and distributes branded sports nutrition products and nutritional supplements. Our portfolio of recognized brands, including MusclePharm® and FitMiss®, is marketed and sold in more than 100 countries globally. The Company is headquartered in Burbank, California and, as of December 31, 2019 had the following wholly-owned operating subsidiaries: MusclePharm Canada Enterprises Corp., MusclePharm Ireland Limited and MusclePharm Australia Pty Limited.

The Company has incurred significant losses and experienced negative cash flows since inception. As of December 31, 2019, the Company had cash of $1.5 million, a decline of $0.8 million from the December 31, 2018 balance of $2.3 million. This decline is due to a net loss of $18.9 million, offset by non-cash adjustments of $2.0 million, cash provided by a change in operating assets and liabilities of $10.4 million and cash provided by financing activities of $5.7 million. Our working capital was a deficit of $229.4 million as of December 31, 2019, and we had a stockholders’ deficit of $28.0 million and recurring losses from operations resulting in an accumulated deficit of $195.9 million. As a result of our history of losses and financial condition, there is substantial doubt about our ability to continue as a going concern. For financial information concerning more recent periods, see our reports for such periods filed with the SEC.

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

In response to the Company’s continued losses in 2018, management implemented the following plans to improve the Company’s operating costs:

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

As a result of these measures, as well as a reduction in protein prices, the Company realized increased gross margins in the fourth quarter of 2019, a trend which continued through the first and second quarters of 2020. Beginning in April 2020, the Company began to experience a slowdown in sales from its retail customers, including its largest customer. This decline has been offset by a growth in sales to our online customers, including our largest online customer, although there can be no assurances that such growth will continue, or that the Company will have the financial resources to produce the additional quantities required by this customer. Management believes reductions in operating costs, and continued focus on gross margin, primarily pricing controls and a reduction in product discounts and promotional activity with the Company’s customers, will allow us to ultimately achieve profitability, however, the Company can give no assurances that this will occur. To manage cash flow, the Company has entered into multiple financing arrangements. See additional information in “Note 8. Debt.”

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying Consolidated Financial Statements are prepared using the accrual method of accounting in accordance with GAAP and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Consolidated Financial Statements include the accounts of MusclePharm Corporation and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Cash

The Company considers all highly liquid investments purchased with an original maturity of three months or less at the date of purchase and money market accounts to be cash equivalents. As of December 31, 2019 and 2018, the Company had no cash equivalents and all cash amounts consisted of cash on deposit.

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

The Company performs ongoing evaluations of its customers’ financial condition and generally does not require collateral. Some international customers are required to pay for their orders in advance of shipment. Accounts receivable consisted of the following as of December 31, 2019 and 2018 (in thousands):

	As of December 31,
	2019	2018
Accounts receivable	$8,419	$14,647
Less: allowance for discounts and returns	(2,901)	(5,574)
Less: allowance for doubtful accounts	(711)	(2,800)
Accounts receivable, net	$4,807	$6,273

The allowance for discounts and returns consisted of the following activity for the years ended December 31, 2019 and 2018 (in thousands):

	For the Years Ended December 31,
	2019	2018
Allowance for discounts and returns, beginning balance	$5,574	$2,387
Charges against revenues	26,941	33,500
Utilization of reserve	(29,614)	(30,313)
Allowance for discounts and returns, ending balance	$2,901	$5,574

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

Shipping and handling costs related to inbound purchases of raw material and finished goods are included in cost of revenues in our consolidated statements of operations. For the years ended December 31, 2019 and 2018, the Company incurred $1.2 million and $1.8 million, respectively, of inbound shipping and handling costs. Shipping and handling costs related to shipments to our customers is included in “Selling, general and administrative” expense in our consolidated statements of operations. For the years ended December 31, 2019 and 2018, the Company incurred $3.8 million and $4.2 million, respectively, of shipping and handling costs related to shipments to our customers.

The Company excludes from its revenue any amounts collected from customers for sales (and similar) taxes. During the years ended December 31, 2019 and 2018, the Company recorded discounts, and to a lesser degree, sales returns, totaling $26.9 million and $33.5 million, respectively, which accounted for 25% and 28% of gross revenue in each period, respectively.

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

	Percentage of Net Revenue for the Years Ended December 31,		Percentage of Net Accounts Receivable as of December 31,
	2019	2018	2019	2018
Customers
Costco	33%	29%	*	16%
Amazon	13%	13%	*	22%
iHerb	17%	13%	35%	*

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
The Company had the following concentration of purchases with contract manufacturers for years ended December 31, 2019 and 2018:

	For the Years Ended December 31,
Vendor	2019	2018
Nutra Blend	22%	16%
S.K. Laboratories	34%	26%
4Excelsior	*	14%
Bakery Barn	*	14%
Prinova	*	23%

* Represents less than 10% of purchases.

Inventory

Inventory consisted solely of finished goods and raw materials, used to manufacture our products by one of our co-manufacturers as of December 31, 2019 and 2018. The Company records charges for obsolete and slow-moving inventory based on the age of the product as determined by the expiration date or otherwise determined to be obsolete. Products within one year of their expiration dates are considered for write-off purposes. Inventory write-downs, once established, are not reversed as they establish a new cost basis for the inventory. Historically, the Company has had minimal returns with established customers. The Company incurred insignificant inventory write-offs during the years ended December 31, 2019 and 2018.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of various payments the Company has made in advance for goods or services to be received in the future. These prepaid expenses include legal retainers, giveaways, print advertising, insurance and service contracts requiring up-front payments.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization is computed on a straight-line basis over the estimated useful lives of the respective assets or, in the case of leasehold improvements, the remaining lease term, if shorter. When assets are retired or otherwise disposed of, the assets and related accumulated depreciation are removed, and the resulting gains or losses are recorded in the statements of operations. Repairs and maintenance costs are expensed as incurred.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances exist that indicate the carrying amount of an asset may not be recoverable. When indicators of impairment exist, an estimate of undiscounted future cash flows is used in measuring whether the carrying amount of the asset or related asset group is recoverable. Measurement of the amount of impairment, if any, is based upon the difference between the asset’s carrying value and estimated fair value. There were no impairments for the years ended December 31, 2019 and 2018.

Fair Value

GAAP defines fair value as the exchange price that would be received from selling an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company measures its financial assets and liabilities at fair value at each reporting period using an estimated fair value hierarchy which requires the Company to use observable inputs and minimize the use of unobservable inputs when measuring fair value.

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

Share-Based Payments and Stock-Based Compensation

Share-based compensation awards, including stock options and restricted stock awards, are recorded at estimated fair value on the applicable awards’ grant date, based on the estimated number of awards that are expected to vest. The grant date fair value is amortized on a straight-line basis over the time in which the awards are expected to vest, or immediately if no vesting is required. Share-based compensation awards issued to non-employees for services are also recorded at fair value on the grant date. The fair value of restricted stock awards is based on the fair value of the stock underlying the awards on the grant date as there is no exercise price.

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

Foreign currency gains and losses resulting from transactions denominated in a currency other than the functional currency are included in “Interest and other expense, net” in the consolidated statements of operations.

Comprehensive Loss

Comprehensive loss is composed of two components: net loss and other comprehensive loss. Other comprehensive loss refers to revenue, expenses, gains and losses that under GAAP are recorded as an element of stockholders’ deficit, and are excluded from the Company’s net loss. The Company’s other comprehensive loss is made up of foreign currency translation adjustments for both periods presented.

Segments

Management has determined that it currently operates in one segment. The Company’s chief operating decision maker reviews financial information on a consolidated basis, together with certain operating and performance measures principally to make decisions about how to allocate resources and to measure the Company’s performance.

Income Taxes

Income taxes are accounted for using the asset and liability method. Income tax expense includes the current tax liability from operations and the change in deferred income taxes during the year. Interest income, interest expense and penalties associated with income taxes are reflected in "Income tax expense" on the consolidated statements of income. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases, operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

The Company adopted the ASUs, as of January 1, 2019, using the modified retrospective transition method prescribed by ASU 2018-11. Under this transition method, financial results reported in periods prior to the first quarter of 2019 are unchanged. As a result of the adoption of the ASUs, the Company recorded a ROU asset and liability of $2.1 million. Also as a result of the adoption, the Company reclassified $0.2 million of liabilities on its consolidated balance sheets as of January 1, 2019 against the operating lease ROU asset. The adoption of these ASUs did not result in a cumulative-effect adjustment to the opening balance of accumulated deficit.

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

Note 3. Fair Value of Financial Instruments

Management believes the fair values of the Company’s debt obligations approximate carrying value because the debts carry market rates of interest available to the Company. As of December 31, 2019 and 2018, the Company held no assets or liabilities that required re-measurement at fair value on a recurring basis.

Purchase Commitment

Upon the completion of the sale of a former subsidiary, BioZone Laboratories, Inc. (“BioZone”), on May 9, 2016, the Company entered into a manufacturing and supply agreement whereby the Company agreed to minimum purchase requirements of products from BioZone over a three-year period. The Company fell below the requirements, and as a result, the Company reserved an amount to cover the estimated purchase commitment shortfall during the year ended December 31, 2018.

In July 2019, the Company settled this matter through the payment of $0.6 million and the issuance of 150,000 shares of the Company’s common stock, which was valued at $60,000 on the settlement date.

Note 4. Restructuring

As part of an effort to better focus and align the Company’s resources toward profitable growth, on August 24, 2015, the Board authorized the Company to undertake steps to commence a restructuring of the business and operations, which concluded during the third quarter of 2016. As of December 31, 2018, the Company had a balance of $0.4 million, representing contract termination costs and $0.1 million representing abandoned lease facilities. As of December 31, 2019, the Company had made payments to settle all the outstanding contract termination costs.

As a result of the adoption of the new lease standards, the restructuring liability for the company’s abandoned lease facilities was used to reduce the ROU asset, in accordance with the new standards. See additional information in “Note 6. Leases.”

Note 5. Balance Sheet Components

Inventory

Inventory consisted solely of finished goods and raw materials, used to manufacture our products at one of our co-manufacturers as of December 31, 2019 and 2018. The Company records charges for obsolete and slow-moving inventory based on the age of the product as determined by the expiration date or otherwise determined to be obsolete. Products within one year of their expiration dates are considered for write-off purposes.

Historically, the Company has had minimal returns with established customers. Other than write-off of inventory during restructuring activities, the Company incurred insignificant inventory write-offs during the years ended December 31, 2019 and 2018. Inventory write-downs, once established, are not reversed as they establish a new cost basis for the inventory.

Property and Equipment

Property and equipment consisted of the following as of December 31, 2019 and 2018 (in thousands):

	As of December 31,
	2019	2018
Furniture, fixtures and equipment	$2,592	$3,511
Leasehold improvements	236	236
Vehicles	39	39
Displays	453	453
Website	497	497
Property and equipment, gross	3,817	4,736
Less: accumulated depreciation and amortization	(3,601)	(4,223)
Property and equipment, net	$216	$513

Depreciation and amortization expense related to property and equipment was $0.3 million and $0.5 million for the years ended December 31, 2019 and 2018, respectively, which is included in “Selling, general, and administrative” expense in the accompanying consolidated statements of operations.

Intangible Assets

Intangible assets consisted of the following (in thousands):

	As of December 31, 2019
	Gross Value	Accumulated Amortization	Net Carrying Value	Remaining Weighted-Average Useful Lives (years)
Amortized Intangible Assets
Brand (apparel rights)	$2,244	$(1,568)	$676	2.1
Total intangible assets	$2,244	$(1,568)	$676

	As of December 31, 2018
	Gross Value	Accumulated Amortization	Net Carrying Value	Remaining Weighted-Average Useful Lives (years)
Amortized Intangible Assets
Brand (apparel rights)	$2,244	$(1,247)	$997	3.1
Total intangible assets	$2,244	$(1,247)	$997

Intangible assets amortization expense was $0.3 million for each of the years ended December 31, 2019 and 2018, which is included in “Selling, general, and administrative” expense in the accompanying consolidated statements of operations. As of December 31, 2019, the estimated future amortization expense of intangible assets is as follows (in thousands):

For the Year Ending December 31,
2020	$320
2021	320
2022	36
Total amortization expense	$676

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

Supplemental balance sheet information related to leases was as follows (in thousands):

	Balance Sheet Classification	December 31, 2019
Assets
Operating	ROU assets, net	$1,175
Finance	Property and equipment, net	57
Total Assets		1,232

Liabilities
Current liabilities:
Operating	Operating lease liability - current	$624
Finance	Current accrued liability	54
Total current liabilities		678

Non-current liabilities:
Operating	Operating lease liability - long term	723
Finance	Other long term liabilities	—
Total non-current liabilities		723
Total lease liabilities	$1,401

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

The components of lease cost for operating and finance leases for the year ended December 31, 2019 were as follows (in thousands):

	Income Statement Classification	Year Ended December 31, 2019

Operating lease cost	Selling, general and administrative	$1,041

Finance lease cost:
Amortization of ROU asset	Selling, general and administrative	119
Interest on lease liabilities	Selling, general and administrative	6
Total finance lease cost		125

Variable lease payments	Selling, general and administrative	219
Sublease income	Other income	(380)

Total lease cost		$1,005

The Company had no short-term leases as of December 31, 2019. The Company's leases do not provide an implicit rate; therefore, the Company uses its incremental borrowing rate based on the information available at the effective date in determining the present value of future payments for those leases.

Supplemental cash flow information related to leases was as follows:

Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities (in thousands):
Operating cash flows from operating leases	$770
Operating cash flows from finance leases	6
Financing cash flows from finance leases	120

The weighted average remaining lease term was as follows:
Operating leases (in years)	2.3
Finance leases (in years)	0.5

The weighted average discount rate was as follows:
Operating leases	18%
Finance leases	5%

The maturities of lease liabilities at December 31, 2019 were as follows (in thousands):

	Operating	Finance

2020	$808	$55
2021	481	—
2022	369	—
Thereafter	—	—
Total future undiscounted lease payments	1,658	55
Less amounts representing interest	(311)	(1)
Present value of lease liabilities	$1,347	$54

Note 7. Interest and other expense, net

For the years ended December 31, 2019 and 2018, “Interest and other expense, net” consisted of the following (in thousands):

	For the Year Ended December 31,
	2019	2018

Interest expense, related party	$(1,597)	$(2,160)
Interest expense, related party debt discount	(60)	(60)
Interest expense, other	(894)	(486)
Interest expense, secured borrowing arrangement	(1,205)	(1,094)
Foreign currency transaction loss	(236)	(115)
Other	383	18
Total interest and other expense, net	$(3,609)	$(3,897)

“Other” for 2019 includes sublease income and interest income.

Note 8. Debt

As of December 31, 2019 and 2018, the Company’s debt consisted of the following (in thousands):

	As of December 31,
	2019	2018
Refinanced convertible note, related party	$1,287	$18,000
Revolving line of credit, related party	1,239	—
Obligations under secured borrowing arrangement	4,443	1,285
Line of credit – inventory financing	2,965	1,500
Notes payable	247	—
Unamortized debt discount, related party	—	(60)
Total debt	10,181	20,725
Less: current portion	(10,130)	(20,725)
Long term debt	$51	$—

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

The outstanding principal and the interest, due on December 31, 2019, were refinanced under a new agreement on July 1, 2020. See additional information in “Note 17. Subsequent Events.”

For the years ended December 31, 2019 and 2018, interest expense, including the amortization of debt discount, related to the related party convertible secured promissory notes was $1.7 million and $2.2 million, respectively. During the years ended December 31, 2019 and 2018, $0.8 million and $1.9 million, respectively, in interest was paid in cash to Mr. Drexler.

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

In connection with the Revolving Note, the Company and Mr. Drexler entered into a security agreement dated October 4, 2019 pursuant to which the Revolving Note is secured by all of the assets and properties of the Company and its subsidiaries whether tangible or intangible. As of December 31, 2019, the outstanding balance on the revolving note was $1.2 million. Both the outstanding principal and all accrued interest, which became due on March 31, 2020, were refinanced under a new agreement on July 1, 2020. The revolving note is included in “Line of credit” in the consolidated balance sheets. See additional information in “Note 17. Subsequent Events.”

Related-Party Note Payable

The Company entered into a collateral receipt and security agreement with Mr. Drexler, dated December 27, 2019 pursuant to which Mr. Drexler agreed to post bond relating to the judgment ruled on the ThermoLife case, pending the appeal. The amount paid by Mr. Drexler on behalf of the Company, including fees, was $0.25 million. The amount, which was outstanding as of December 31, 2019, was refinanced under a new agreement on July 1, 2020. The note payable is included in “Convertible note with a related party, net of discount” in the consolidated balance sheets. See additional information in “Note 17. Subsequent Events.”

Line of Credit - Inventory Financing

On October 6, 2017, the Company entered into a Loan and Security Agreement (“Security Agreement”) with Crossroads Financial Group, LLC (“Crossroads”). Pursuant to the Security Agreement, the Company may borrow up to 70% of its Inventory Cost or up to 75% of Net Orderly Liquidation Value (each as defined in the Security Agreement), up to a maximum amount of $3.0 million at an interest rate of 1.5% per month, subject to a minimum monthly fee of $22,500. Subsequent to the end of 2017 the maximum amount was increased to $4.0 million. The term of the Security Agreement automatically extends in one-year increments, unless earlier terminated pursuant to the terms of the Security Agreement. The Security Agreement contains customary events of default, including, among others, the failure to make payments on amounts owed when due, default under any other material agreement or the departure of Mr. Drexler. The Security Agreement also contains customary restrictions on the ability of the Company to, among other things, grant liens, incur debt, and transfer assets. Under the Security Agreement, the Company agreed to grant Crossroads a security interest in all of the Company’s present and future accounts, chattel paper, goods (including inventory and equipment), instruments, investment property, documents, general intangibles, intangibles, letter of credit rights, commercial tort claims, deposit accounts, supporting obligations, documents, records and the proceeds thereof.

As of December 31, 2019 and December 31, 2018, we owed Crossroads $3.0 million and $1.5 million, respectively, and the amount is included in “Line of credit” in the consolidated balance sheets.

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

Secured Borrowing Arrangement

In January 2016, the Company entered into a Purchase and Sale Agreement (the “Purchase and Sale Agreement”) with Prestige Capital Corporation (“Prestige”) pursuant to which the Company agreed to sell and assign and Prestige agreed to buy and accept, certain accounts receivable owed to the Company (“Accounts”). Under the terms of the Purchase and Sale Agreement, upon the receipt and acceptance of each assignment of Accounts, Prestige will pay the Company 80% of the net face amount of the assigned Accounts, up to a maximum total borrowing of $12.5 million subject to sufficient amounts of accounts receivable to secure the loan. The remaining 20% will be paid to the Company upon collection of the assigned Accounts, less any chargebacks (including chargebacks for any customer amounts that remain outstanding for over 90 days), disputes, or other amounts due to Prestige. Prestige’s purchase of the assigned Accounts from the Company will be at a discount fee which varies from 0.7% to 4%, based on the number of days outstanding from the assignment of Accounts to collection of the assigned Accounts. In addition, the Company granted Prestige a continuing security interest in and lien upon all accounts receivable, inventory, fixed assets, general intangibles and other assets. Prestige will have no recourse against the Company if payments are not made due to the insolvency of an account debtor within 90 days of invoice date, with the exception of international and certain domestic customers. The Purchase and Sale Agreement’s term was extended to April 1, 2020 at which point the term now renews automatically for successive one-year periods unless either party receives written notice of cancellation from the other, at minimum, thirty days prior to the expiration date. At December 31, 2019 and 2018, the Company had outstanding borrowings of approximately $4.4 million and $1.3 million, respectively.

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

For the years ended December 31, 2019 and 2018, the Company assigned to Prestige, accounts with an aggregate face amount of approximately $55.1 million and $46.2 million, respectively, for which Prestige paid to the Company approximately $44.1 million and $36.9 million, respectively, in cash. During years ended December 31, 2019 and 2018, $40.9 million and $41.0 million, respectively, was repaid to Prestige, including fees and interest.

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

Purchase Commitment

Upon the completion of the sale of a former subsidiary, BioZone Laboratories, Inc. (“BioZone”), on May 9, 2016, the Company entered into a manufacturing and supply agreement whereby the Company agreed to minimum purchase requirements of products from BioZone over a three-year period. The Company fell below the requirements, and as a result, the Company reserved an amount to cover the estimated purchase commitment shortfall during the year ended December 31, 2018. In July 2019, the Company settled this matter through the payment of $0.6 million and the issuance of 150,000 shares of the Company’s common stock, which was valued at $60,000 on the settlement date.

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

During the years ended December 31, 2019 and 2018, the Company recorded a charge of $38,000 and $0.2 million, respectively, included in “Interest and other expense, net” in the Company’s consolidated statements of operations, representing imputed interest.

Former Executive Lawsuit

The Company was engaged in a dispute with Mr. Richard Estalella (“Estalella”) concerning amounts allegedly owed by the Company under an employment agreement with Estalella. Estalella was seeking certain equitable relief and unspecified damages. On May 7, 2018, the Court vacated the trial in contemplation of the parties’ settlement of this matter.

On June 19, 2018, the Company approved a settlement agreement (the “Estalella Settlement Agreement”) with Estalella, concerning amounts allegedly owed by the Company under an employment agreement with Estalella (the “Employment Litigation”). The Estalella Settlement Agreement represents a full and final settlement of the Employment Litigation. Under the terms of the agreement, the Company agreed to pay Estalella a sum of $0.93 million consisting of a $0.33 million initial payment that was made in July 2018, and subsequent payments of $0.15 million installments to be paid within 90, 180, 270 and 360 days of the initial payment, respectively. As of December 31, 2019, all outstanding payments had been fully paid.

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

Contingencies

In the normal course of business or otherwise, the Company may become involved in legal proceedings. The Company will accrue a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. The accrual for a litigation loss contingency might include, for example, estimates of potential damages, outside legal fees and other directly related costs expected to be incurred. The Company provides disclosures for material contingencies when there is a reasonable possibility that a loss or an additional loss may be incurred. In assessing whether a loss is a reasonable possibility, the Company may consider the following factors, among others: the nature of the litigation, claim or assessment, available information, opinions or views of legal counsel and other advisors, and the experience gained from similar cases. As of December 31, 2019, the Company was involved in the following material legal proceedings described below.

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

The court held a bench trial on the issue of damages in October 2019, and on December 4, 2019, the court entered judgment in favor of ThermoLife and against the Company in the amount of $1.6 million, comprised of $0.9 million in damages, interest in the amount of $0.3 million and attorneys’ fees and costs in the amount of $0.4 million. The Company recorded $1.6 million in accrued expenses as of December 31, 2018. In the interim, the Company filed an appeal, which is in the process of being briefed, and has posted bonds in the total amount of $0.6 million in order to stay execution on the judgment pending appeal. Of the $0.6 million, $0.25 million (including fees) was paid by Mr. Drexler on behalf of the Company. See “Note 8. Debt” for additional information. The balance of $0.35 million was secured by a personal guaranty from Mr. Drexler, while the associated fees of $12,500 was paid by the Company.

The Company intends to vigorously pursuing its defenses, including on appeal.

White Winston Select Asset Fund Series MP-18, LLC et al., v MusclePharm Corp., et al., (Nev. Dist. Ct.; Cal. Superior Court; Colorado Dist. Ct.; Mass. Super. Ct.)

On August 21, 2018, White Winston Select Asset Fund Series MP-18, LLC and White Winston Select Asset Fund, LLC (together “White Winston”) initiated a derivative action against MusclePharm and its directors (collectively the “director defendants”). White Winston alleges that the director defendants breached their fiduciary duties by improperly approving the refinancing of three promissory notes issued by MusclePharm to Drexler (the “Amended Note”) in exchange for $18.0 million in loans. White Winston alleges that this refinancing improperly diluted their economic and voting power and constituted an improper distribution in violation of Nevada law. In its complaint, White Winston sought the appointment of a receiver over MusclePharm, a permanent injunction against the exercise of Drexler’s conversion right under the Amended Note, and other unspecified monetary damages. On September 13, 2018, White Winston filed an amended complaint, which added a former MusclePharm executive, as a plaintiff (together with White Winston, the “White Winston Plaintiffs”). On December 9, 2019, the White Winston Plaintiffs filed a Second Amended Complaint, in which they added allegations relating to the resignation of MusclePharm’s auditor, Plante & Moran PLLC (“Plante Moran”). MusclePharm has moved to dismiss the Second Amended Complaint. That motion has not yet been fully briefed.

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

4Excelsior Matter

On March 18, 2019, 4Excelsior, a manufacturer of MusclePharm products, filed an action against MusclePharm in the Superior Court of the State of California for the County of Los Angeles, claiming approximately $6.2 million in damages relating to allegedly unpaid invoices, as well as approximately $7.8 million in consequential damages.  On January 27, 2020, MusclePharm filed a counterclaim against 4Excelsior seeking unidentified damages relating to, among other things, 4Excelsior’s failure to fulfill a purchase order.  MusclePharm also moved to strike 4Excelsior’s consequential damages on the grounds that they are unrecoverable under the Uniform Commercial Code.  The court denied that motion, and the action has proceeded to discovery. The Company recognized a liability of $5.3 million (past due invoices plus interest) as of December 31, 2019. Trial has not yet been set, although a Trial Setting Conference has been set for September 21, 2020.

The Company intends to vigorously defend this action.

Nutrablend Matter

On February 27, 2020, Nutrablend, a manufacturer of MusclePharm products, filed an action against MusclePharm in the United States District Court for the Eastern District of California, claiming approximately $3.1 million in allegedly unpaid invoices. The amount is currently recorded as a liability as of December 31, 2019.  Trial has been set for November 17, 2020. The Company intends to vigorously defend this action.

Note 10. Stockholders’ Deficit

Common Stock

The fair value of all stock issuances is based upon the quoted closing trading price on the date of issuance. Common stock outstanding as of December 31, 2019 and 2018 includes shares legally outstanding even if subject to future vesting. For the year ended December 31, 2019, the Company had the following transactions related to its common stock including restricted stock awards (in thousands, except share and per share data):

Transaction Type	Quantity (Shares)	Valuation	Range of Value per Share
Stock issued for note conversion	16,216,216	$18,000	$1.11
Stock issued for consulting services	22,222	10	0.45
Stock issued in relation to Biozone settlement	150,000	60	0.40
Restricted stock issued to directors	595,238	250	0.42
Stock issued for advertising services	702,069	632	0.90
Total	17,685,745	$18,952	$0.40 to 1.11

For the year ended December 31, 2018, the Company had the following transactions related to its common stock including restricted stock awards (in thousands, except share and per share data):

Transaction Type	Quantity (Shares)	Valuation	Range of Value per Share
Stock issued to related party for interest	81,113	$53	0.65
Stock issued to directors	250,000	250	1.00
Total	331,113	$303	$0.65 to 1.00

Warrants

For the years ended December 31, 2019 and 2018, the Company did not issue any warrants. Outstanding warrants as of December 31, 2019 and 2018, were 1,289,378 shares and 1,389,378 shares, respectively.

Treasury Stock

During the years ended December 31, 2019 and 2018, the Company did not repurchase any shares of its common stock and held 875,621 shares in treasury as of both December 31, 2019 and 2018.

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

The 2015 Plan is administered by the Board, unless the Board elects to delegate administration responsibilities to a committee (either of the foregoing, or their authorized delegates, the “plan administrator”), and will continue in effect until terminated. The 2015 Plan may be amended, modified or terminated, subject to stockholder approval to the extent necessary to comply with applicable law or to the extent an amendment increases the number of shares available under the 2015 Plan or permits the extension of the exercise period for an stock option or stock appreciation right beyond ten years from the date of grant, and, with respect to outstanding awards, subject to the consent of the holder thereof if the amendment, modification or termination materially and adversely affects such holder. The total number of shares that may be issued under the 2015 Plan cannot exceed 2,000,000, subject to adjustment in the event of certain changes in the capital structure of the Company. As of December 31, 2019, there were 576,494 remaining shares available for issuance under the 2015 Plan.

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

Restricted Stock

The Company’s stock-based compensation for the years ended December 31, 2019 and 2018 consisted primarily of restricted stock awards. The restricted stock awards granted to employees, executives and Board members during the years ended December 31, 2019 and 2018 were as follows:

	Unvested Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance – December 31, 2017	487,267	$2.32
Granted	250,000	1.00
Vested	(539,767)	2.18
Unvested balance – December 31, 2018	197,500	1.05
Granted	838,942	0.42
Vested	(346,310)	0.78
Unvested balance – December 31, 2019	690,132	$0.42

The total fair value of restricted stock awards granted to employees, executives and Board members was $0.4 million and $0.3 million for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019, the total unrecognized expense for unvested restricted stock awards, net of expected forfeitures, was $0.2 million, which is expected to be amortized over a weighted average period of 0.5 years.

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

In February 2016, the Company issued options to purchase 137,362 shares of its common stock to Mr. Drexler, the Company’s Chairman of the Board, Chief Executive Officer, and President. These stock options were granted with an exercise price of $1.89 per share, a contractual term of 10 years and a grant date fair value of $1.72 per share, or $0.3 million in the aggregate, which was amortized on a straight-line basis over the vesting period of two years. The Company determined the fair value of the stock options using the Black-Scholes model.

The table below sets forth the assumptions used in valuing such options.

For the Year Ended December 31, 2016
Expected term of options	6.5 years
Expected volatility-range used	118.4% -131.0%
Expected volatility-weighted average	125.7%
Risk-free interest rate-range used	1.27% -1.71%

For the year ended December 31, 2019, the Company recorded no stock compensation expense related to stock options. For the year ended December 31, 2018, the Company recorded stock compensation expense of $16,000 related to stock options.

Stock Options Summary Table

The following table describes the total options outstanding, granted, exercised, expired and forfeited as of and during the years ended December 31, 2019 and 2018, as well as the total options exercisable as of December 31, 2019. Shares obtained from the exercise of our options are subject to various trading restrictions.

	Options Pursuant to the 2015 Plan	Weighted Average Exercise Price Per Share	Weighted Average Fair Value of Options	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Issued and outstanding as of December 31, 2017	171,703	$1.89	$1.72	8.15	$—
Granted	—	—	—	—	—
Exercised	—	—	—	—	—
Forfeited	—	—	—	—	—
Issued and outstanding as of December 31, 2018	171,703	$1.89	$1.72	7.17	$—
Granted	—	—	—	—	—
Exercised	—	—	—	—	—
Forfeited	—	—	—	—	—
Issued and outstanding as of December 31, 2019	171,703	$1.89	$1.72	6.17	$—
Exercisable as of December 31, 2019	171,703	$1.89	$1.72	6.17	$—

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

For each of the years ended December 31, 2019 and 2018, the Company’s matching contribution were $80,000 and $0.1 million, respectively.

Note 13. Net Loss per Share

Basic net loss per share is computed by dividing net loss for the period by the weighted average number of shares of common stock outstanding during each period. There was no dilutive effect for the outstanding potentially dilutive securities for either the years ended December 31, 2019 or 2018, as the Company reported a net loss for all periods.

The following table sets forth the computation of the Company’s basic and diluted net loss per share for the years presented (in thousands, except share and per share data):

	For the Years Ended December 31,
	2019	2018
Net loss	$(18,927)	$(10,755)
Weighted average common shares used in computing net loss per share, basic and diluted	20,475,313	15,023,872
Net loss per share, basic and diluted	$(0.92)	$(0.72)

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

There was no dilutive effect for the outstanding awards for the years ended December 31, 2019 and 2018 as the Company reported a net loss for both periods. However, if the Company had net income for the year ended December 31, 2019, the potentially dilutive securities included in the earnings per share computation would have been 3,083,187. If the Company had net income for the year ended December 31, 2018, the potentially dilutive securities included in the earnings per share computation would have been 17,956,797.

Total outstanding potentially dilutive securities were comprised of the following:

	As of December 31,
	2019	2018
Stock options	171,703	171,703
Warrants	1,289,378	1,389,378
Unvested restricted stock	690,132	179,500
Convertible notes	931,974	16,216,216
Total common stock equivalents	3,083,187	17,956,797

Note 14. Income Taxes

The components of loss before provision for income taxes for the years ended December 31, 2019 and 2018 are as follows (in thousands):

	For the Years Ended December 31,
	2019	2018
Domestic	$(18,831)	$(10,396)
Foreign	(10)	(259)
Loss before provision for income taxes	$(18,841)	$(10,655)

Income taxes are provided for the tax effects of transactions reported in the consolidated financial statements and consist of taxes currently due. Deferred taxes relate to differences between the basis of assets and liabilities for financial and income tax reporting which will be either taxable or deductible when the assets or liabilities are recovered or settled.

As of December 31, 2019, the Company has a Federal net operating loss carry-forward of $114.2 million available to offset future taxable income. The Company has estimated state loss carry-forwards of $83.1 million. The Company also has federal and state research and development credit carryforwards of $0.5 million as of December 31, 2019.

Utilization of net operating losses and R&D credits may be limited due to potential ownership changes under Section 382 of the IRS Code. The Company is currently undergoing a review of its net operating losses in connection with the conversion of Mr. Drexler’s convertible note in September 2019. It is anticipated that the utilization of the net operating losses carry-forwards may be limited as a result of the conversion. These pre-2018 net operating loss carry-forwards of $91.2 million for federal and $73.4 million for states and federal R&D credits have expiration dates starting in 2025 through 2037.

The valuation allowance as of December 31, 2019 was $32.3 million. The net change in valuation allowance for the year ended December 31, 2019 was an increase of $5.4 million. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2019.

The effects of temporary differences that gave rise to significant portions of deferred tax assets as of December 31, 2019 and 2018, are as follows (in thousands):

	As of December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$28,505	$23,625
Other	3,784	3,235
Gross deferred tax assets	32,289	26,860
Valuation allowance	(32,289)	(26,860)
Net deferred tax assets	$—	$—

The Company incurred income tax expense of $0.1 million for both years ended December 31, 2019 and 2018. Of the total tax provision for the years ended December 31, 2019 and 2018, $32,000 and $39,000 was attributed to taxes for foreign operations, respectively.

The income tax provision for the years ended December 31, 2019 and 2018 included the following (in thousands):

	For the Years Ended December 31,
	2019	2018
Current income tax expense:
Federal	$—	$—
State	54	61
Foreign	32	39
	86	100
Deferred income tax provision:
Federal	—	—
State	—	—
Foreign	—	—
	—	—
Provision for income taxes, net	$86	$100

The income tax provision differs from those computed using the statutory federal tax rate of 34% due to the following (in thousands):

	For the Years Ended December 31,
	2019	2018
Expected provision at statutory federal rate	$(3,957)	$(2,249)
State tax — net of federal benefit	48	35
Foreign income/losses taxed at different rates	34	94
Other	11	38
Change in valuation allowance	3,950	2,182
Income tax expense	$86	$100

A reconciliation of the beginning and ending amount of unrecognized tax benefits (“UTB’s”) is as follows (in thousands):

Gross UTB’s as of December 31, 2018	$39
Additions for tax positions taken in the current year	89
Deductions for tax positions taken in a prior year	—
Gross UTB’s as of December 31, 2019	$128

If recognized, none of the Company’s unrecognized tax benefits as of December 31, 2019 would reduce its annual effective tax rate but would result in a corresponding adjustment to its deferred tax valuation allowance. As of December 31, 2019, the Company has not recorded a liability for potential interest or penalties. The Company also does not expect its unrecognized tax benefits to change significantly over the next 12 months. By statute, all tax years are open to examination by the major taxing jurisdictions to which the Company is subject.

The Tax Cuts and Jobs Act of 2017 (Tax Act), as signed by the President of the United States on December 22, 2017, significantly revised U.S. tax law. The tax reform legislation reduced the corporate tax rate, limits or eliminated certain tax deductions and changed the taxation of foreign earnings of U.S. multinational companies. The Deemed Repatriation Transition Tax (Transition Tax) is a tax on previously untaxed accumulated and current earnings and profits (E&P) of our foreign subsidiary at reduced tax rates. To determine the amount of the Transition Tax, we must determine, in addition to other factors, the amount of post-1986 E&P of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. The Tax Act reduced the corporate tax rate to 21 percent, effective January 1, 2018. Consequently, we recorded a provisional decrease to deferred tax assets, which was fully offset by a corresponding change in the valuation allowance recorded against our deferred tax assets.

On March 27, 2020, President Trump signed into law the CARES Act. Among the changes to the U.S. federal income tax, the CARES Act restored net operating loss carryback rules that were eliminated by 2017 Tax Cuts and Jobs Act, modified the limit on the deduction for net interest expense and accelerated the timeframe for refunds of AMT credits. Based on an analysis of the impact of the CARES Act, the Company has not identified any overall material effect on the 2018 and 2019 tax liabilities.

Note 15. Segments, Geographical Information

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

Revenue, net by geography is based on the company addresses of the customers. The following table sets forth revenue, net by geographic area (in thousands):

	For the Years Ended December 31,
	2019	2018
Revenue, net:
United States	$56,976	$55,970
International	22,691	32,143
Total revenue, net	$79,667	$88,113

Note 16. Changes and Correction of Errors in Previously Reported Consolidated Financial Statements

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

December 31, 2017 Restatements (Unaudited)

As of and for the year ended December 31, 2017, the Company recorded the following restatement adjustments and charges (in thousands):

Impact on consolidated statements of operations - increase (decrease):

●
Revenue, net:
Accrual for customer credits – ($1,281)
Sales cutoff – ($4,111)
Reclassification of payments to customers – ($6,177)
Restatement adjustment applicable to prior year error - $3,000
●
Cost of revenue
                      Sales cutoff – ($2,831)
 Restatement adjustment applicable to prior year error - $1,435
 Purchase Price Variance - ($154)
 Reclassification of advertising expenses directly related to product sales - $482
●
Advertising and promotion:
Accrual for customer credits – $90
Reclassification of payments to customers – ($6,111)
Sales cutoff – ($3)
Reclassification of advertising expenses directly related to product sales and commissions – ($893)
●
Selling, general and administrative:
Accrual for customer credits – $72
Reclass of payments to customers – ($65)
Depreciation adjustment for facility relocation – $1,093
Reclassification of advertising expenses representing commissions - $411
●
Professional fees: legal over accrual – ($148)
●
Impairment of assets: reclassification of impairment of assets – ($180)
●
Interest and other expense, net: payroll tax adjustment on restricted stock – ($231)
●
Net loss – $1,536

Impact on consolidated balance sheets - increase (decrease):

●
Accounts receivable, net of allowance for doubtful accounts:
Accrual for customer credits – ($1,443)
Sales cutoff – ($4,120)
●
Inventory:
Sales cutoff – $2,837
               Purchase Price Variance - $154
●
Property and equipment, net: depreciation adjustment for facility relocation – ($912)
●
Accounts payable: Sales cutoff – ($4)
●
Accrued liabilities:
Legal over accrual – ($148)
              Payroll tax adjustment on restricted stock – ($230)
●
Convertible note with a related party, net of discount: debt discount adjustment - $1,212
●
Additional paid-in capital: debt discount adjustment – ($1,212)
●
Accumulated Deficit – $3,102

The unaudited restated consolidated balance sheets as of December 31, 2017 is presented below (in thousands, except per share data):

	December 31, 2017
	As Previously Reported	Restatement Adjustments	Restated (Unaudited)
ASSETS
Current assets:
Cash	$6,228	$—	$6,228
Accounts receivable, net of allowance for doubtful accounts of $1,363 as of December 31, 2017	16,668	(5,563)	11,105
Inventory	6,572	2,991	9,563
Prepaid expenses and other current assets	994	—	994
Total current assets	30,462	(2,572)	27,890
Property and equipment, net	1,822	(912)	910
Intangible assets, net	1,317	—	1,317
Other assets	225	—	225
TOTAL ASSETS	$33,826	$(3,484)	$30,342
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Obligation under secured borrowing arrangement	$5,385	$—	$5,385
Line of credit	3,000	—	3,000
Accounts payable	11,742	(4)	11,738
Accrued liabilities	7,761	(378)	7,383
Accrued restructuring charges, current	595	—	595
Total current liabilities	28,483	(382)	28,101
Convertible note with a related party, net of discount	16,669	1,212	17,881
Accrued restructuring charges, long-term	120	—	120
Other long-term liabilities	1,088	—	1,088
TOTAL LIABILITIES	46,360	830	47,190
Commitments and contingencies (Note 9)
Stockholders' deficit:
Common stock, par value of $0.001 per share; 100,000,000 shares authorized; 15,859,175 shares issued as of December 31, 2017, respectively; 14,983,554 shares outstanding as of December 31, 2017	14	—	14
Additional paid-in capital	159,608	(1,212)	158,396
Treasury stock, at cost; 875,621 shares	(10,039)	—	(10,039)
Accumulated other comprehensive loss	(150)	—	(150)
Accumulated deficit	(161,967)	(3,102)	(165,069)
TOTAL STOCKHOLDERS’ DEFICIT	(12,534)	(4,314)	(16,848)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$33,826	$(3,484)	$30,342

The unaudited restated consolidated statements of operations for the year ended December 31, 2017 is presented below (in thousands, except per share data):

	Year Ended December 31, 2017
	As Previously Reported	Restatement Adjustments	Restated (Unaudited)
Revenue, net	$102,155	$(8,569)	$93,586
Cost of revenue	71,710	(1,068)	70,642
Gross profit	30,445	(7,501)	22,944
Operating expenses:
Advertising and promotion	9,352	(6,917)	2,435
Salaries and benefits	10,134	—	10,134
Selling, general and administrative	12,071	1,511	13,582
Research and development	642	—	642
Professional fees	3,378	(148)	3,230
Gain on settlement of accounts payable	(430)	—	(430)
Impairment of assets	180	(180)	—
Total operating expenses	35,327	(5,734)	29,593
Loss from operations	(4,882)	(1,767)	(6,649)
Other (expense) income:
Loss on settlement of obligations	(1,877)	—	(1,877)
Interest and other expense, net	(4,072)	231	(3,841)
Loss before provision for income taxes	(10,831)	(1,536)	(12,367)
Provision for income taxes	142	—	142
Net loss	$(10,973)	$(1,536)	$(12,509)

Net loss per share, basic and diluted	$(0.79)	$(0.09)	$(0.88)

Weighted average shares used to compute net loss per share, basic and diluted	13,877,686	337,713	14,215,399

The unaudited restated consolidated statements of stockholders’ deficit for the year ended December 31, 2017 is presented below (in thousands):

	Year Ended December 31, 2017
	As Previously Reported	Restatement Adjustments	Restated (Unaudited)
Accumulated Deficit at January 1, 2017	$(150,994)	$(1,566)	$(152,560)
Net loss	(10,973)	(1,536)	(12,509)
Accumulated deficit at December 31, 2017	$(161,967)	$(3,102)	$(165,069)

The unaudited restated consolidated statements of cash flows for the year ended December 31, 2017 is presented below (in thousands):
	Year Ended December 31, 2017
	As Previously Reported	Restatement Adjustments	Restated (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,973)	$(1,536)	$(12,509)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	1,320	912	2,232
Amortization of intangible assets	320	—	320
Bad debt expense	1,524	—	1,524
Gain on settlement of accounts payable	(430)	—	(430)
Loss on disposal of property and equipment	31	—	31
Amortization of debt discount and issuance costs	545	—	545
Stock-based compensation	2,096	—	2,096
Write off of prepaid financing costs	275	—	275
Changes in operating assets and liabilities:
Accounts receivable	(4,619)	2,564	(2,055)
Inventory	2,124	(1,558)	566
Prepaid expenses and other current assets	849	—	849
Other assets	(77)	—	(77)
Accounts payable and accrued liabilities	1,991	(382)	1,609
Accrued restructuring charges	(107)	—	(107)
Net cash provided by operating activities	(5,131)	—	(5,131)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(37)	—	(37)
Net used in provided by investing activities	(37)	—	(37)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	3,000	—	3,000
Net proceeds from convertible notes with a related party	871	—	871
Proceeds from secured borrowing arrangement, net of reserves	33,692	—	33,692
Payments on secured borrowing arrangement, net of fees	(30,988)	—	(30,988
Repayment of capital lease obligations	(139)	—	(139
Net cash provided by financing activities	6,436	—	6,436
Effect of exchange rate changes on cash	17	—	17
NET CHANGE IN CASH	1,285	—	1,285
CASH — BEGINNING OF PERIOD	4,943	—	4,943
CASH — END OF PERIOD	$6,228	$—	$6,228
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$2,445	$—	$2,445
Cash paid for taxes	$106	$—	$106
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion feature related to Refinanced Convertible Note	$1,212	$(1,212)	$—

March 31, 2018 Restatements (Unaudited)

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
Accounts receivable, net of allowance for doubtful accounts:
Sales cutoff – ($3,556)
Correction of estimate of expected value of customer credits – ($1,573)
ASC 606 modified retrospective transition – ($1,053)
●
Inventory: Sales cutoff – $2,364
●
Property and equipment, net: depreciation adjustment for facility relocation: ($856)
●
Prepaid expenses and other current assets: accrual for rebate receivable – $170
●
Accounts payable: sales cutoff - $320
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

The unaudited restated quarterly consolidated statements of operations for the three months ended March 31, 2018 is presented below (in thousands, except per share data):

	Three Months Ended March 31, 2018
	As Previously Reported	Restatement Adjustments	Restated (Unaudited)
Revenue, net	$26,547	$(2,360)	$24,187
Cost of revenue	18,328	837	19,165
Gross profit	8,219	(3,197)	5,022
Operating expenses:
Advertising and promotion	3,661	(2,847)	814
Salaries and benefits	2,154	—	2,154
Selling, general and administrative	2,546	(59)	2,487
Research and development	212	—	212
Professional fees	572	148	720
Total operating expenses	9,145	(2,758)	6,387
Loss from operations	(926)	(439)	(1,365)
Other (expense) income:
Interest and other expense, net	(1,310)	233	(1,077)
Loss before provision for income taxes	(2,236)	(206)	(2,442)
Provision for income taxes	69	—	69
Net loss	$(2,305)	$(206)	$(2,511)

Net loss per share, basic and diluted	$(0.16)	$(0.01)	$(0.17)

Weighted average shares used to compute net loss per share, basic and diluted	14,615,677	341,540	14,957,217

The unaudited restated consolidated statements of cash flows for the three months ended March 31, 2018 is presented below (in thousands):

	Three Months Ended March 31, 2018
	As Previously Reported	Restatement Adjustments	Restated (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,305)	$(206)	$(2,511)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	287	(56)	231
Bad debt expense	164	—	164
Amortization of debt discount	248	(233)	15
Inventory provision	—	35	35
Stock-based compensation	137	—	137
Changes in operating assets and liabilities:
Accounts receivable	(443)	(434)	(877)
Inventory	(1,255)	592	(663)
Prepaid giveaways	(23)	—	(23)
Prepaid expenses and other current assets	100	(170)	(70)
Other assets	(14)	—	(14)
Accounts payable and accrued liabilities	2,917	472	3,389
Accrued restructuring charges	(45)	—	(45)
Net cash used in operating activities	(232)	—	(232)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(14)	—	(14)
Net cash used in investing activities	(14)	—	(14)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on line of credit	(1,000)	—	(1,000)
Proceeds from secured borrowing arrangement, net of reserves	13,494	—	13,494
Payments on secured borrowing arrangement, net of fees	(13,332)	—	(13,332)
Repayment of capital lease obligations	(34)	—	(34)
Net cash used in financing activities	(872)	—	(872)
Effect of exchange rate changes on cash	4	—	4
NET CHANGE IN CASH	(1,114)	—	(1,114)
CASH — BEGINNING OF PERIOD	6,228	—	6,228
CASH — END OF PERIOD	$5,114	$—	$5,114
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$614	$—	$614
Cash paid for taxes	$68	$—	$68
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Property and equipment acquired in conjunction with capital leases	$—	$—	$—
Purchase of property and equipment included in current liabilities	$13	$—	$13
Interest paid through issuance of shares of common stock	$53	$—	$53

June 30, 2018 Restatements (Unaudited)

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
Accounts receivable, net of allowance for doubtful accounts:
Sales cutoff – ($5,853)
Correction of estimate of expected value of customer credits – ($760)
ASC 606 modified retrospective transition – ($1,053)
●
Inventory: Sales cutoff – $3,942
●
Property and equipment, net: depreciation adjustment for facility relocation: ($800)
●
Prepaid expenses and other current assets: accrual for rebate receivable – $346
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

The unaudited restated quarterly consolidated statements of operations for the three months ended June 30, 2018 is presented below (in thousands, except per share data):

	Three Months Ended June 30, 2018
	As Previously Reported	Restatement Adjustments	Restated (Unaudited)
Revenue, net	$27,104	$(5,277)	$21,827
Cost of revenue	18,952	(1,835)	17,117
Gross profit	8,152	(3,442)	4,710
Operating expenses:
Advertising and promotion	4,991	(4,112)	879
Salaries and benefits	2,295	—	2,295
Selling, general and administrative	2,654	16	2,670
Research and development	208	—	208
Professional fees	626	—	626
Total operating expenses	10,774	(4,096)	6,678
Loss from operations	(2,622)	654	(1,968)
Other (expense) income:
Gain on settlement of obligation	2,747	—	2,747
Interest and other expense, net	(1,165)	140	(1,025)
Loss before income taxes	(1,040)	794	(246)
Income taxes	34	—	34
Net loss	$(1,074)	$794	$(280)

Net loss per share, basic and diluted	$(0.07)	$0.05	$(0.02)

Weighted average shares used to compute net loss per share, basic and diluted	14,701,473	297,058	14,998,531

The unaudited restated consolidated statements of operations for the six months ended June 30, 2018 is presented below (in thousands, except per share data):

	Six Months Ended June 30, 2018
	As Previously Reported	Restatement Adjustments	Restated (Unaudited)
Revenue, net	$53,651	$(7,637)	$46,014
Cost of revenue	37,280	(998)	36,282
Gross profit	16,371	(6,639)	9,732
Operating expenses:
Advertising and promotion	8,652	(6,959)	1,693
Salaries and benefits	4,449	—	4,449
Selling, general and administrative	5,200	(43)	5,157
Research and development	420	—	420
Professional fees	1,198	148	1,346
Total operating expenses	19,919	(6,854)	13,065
Loss from operations	(3,548)	215	(3,333)
Other (expense) income:
Gain on settlement of obligation	2,747	—	2,747
Interest and other expense, net	(2,473)	371	(2,102)
Loss before income taxes	(3,274)	586	(2,688)
Income taxes	103	—	103
Net loss	$(3,377)	$586	$(2,791)

Net loss per share, basic and diluted	$(0.23)	$0.04	$(0.19)

Weighted average shares used to compute net loss per share, basic and diluted	14,658,812	319,176	14,977,988

The unaudited restated consolidated statements of cash flows for the six months ended June 30, 2018 is presented below (in thousands):

	Six Months Ended June 30, 2018
	As Previously Reported	Restatement Adjustments	Restated (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,377)	$586	$(2,791)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	558	(112)	446
Gain on settlement of accounts payable	—	—	—
Settlement of obligation	(2,747)	2,747	—
Bad debt expense	414	—	414
Amortization of debt discount	403	(373)	30
Inventory provision	—	36	36
Stock-based compensation	257	—	257
Changes in operating assets and liabilities:
Accounts receivable	(71)	1,050	979
Inventory	(1,169)	(987)	(2,156)
Prepaid expenses and other current assets	(56)	(346)	(402)
Other assets	(15)	—	(15)
Accounts payable and accrued liabilities	5,835	(2,601)	3,234
Accrued restructuring charges	(71)	—	(71)
Net cash used in operating activities	(39)	—	(39)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(73)	—	(73)
Net cash used in investing activities	(73)	—	(73)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on line of credit	(1,000)	—	(1,000)
Proceeds from secured borrowing arrangement, net of reserves	23,785	—	23,785
Payments on secured borrowing arrangement, net of fees	(26,383)	—	(26,383)
Repayment of capital lease obligations	(69)	—	(69)
Net cash (used) provided by financing activities	(3,667)	—	(3,667)
Effect of exchange rate changes on cash	(7)	—	(7)
NET CHANGE IN CASH	(3,786)	—	(3,786)
CASH — BEGINNING OF PERIOD	6,228	—	6,228
CASH — END OF PERIOD	$2,442	$—	$2,442
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$1,936	$—	$1,936
Cash paid for taxes	$69	$—	$69
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Property and equipment acquired in conjunction with capital leases	$—	$—	$—
Purchase of property and equipment included in current liabilities	$4	$—	$4
Interest paid through issuance of shares of common stock	$53	$—	$53

September 30, 2018 Restatement (Unaudited)

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
Sales cutoff – ($9,330)
Correction of estimate of expected value of customer credits – ($138)
ASC 606 modified retrospective transition – ($1,053)
●
Inventory: Sales cutoff – $3,054
●
Prepaid expenses and other current assets: accrual for rebate receivable – $491
●
Accounts payable: sales cutoff – ($3,066)
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

The unaudited restated quarterly consolidated statements of operations for the three months ended September 30, 2018 is presented below (in thousands, except per share data):

	Three Months Ended September 30, 2018
	As Previously Reported	Restatement Adjustments	Restated (Unaudited)
Revenue, net	$27,388	$(5,453)	$21,935
Cost of revenue	18,595	(2,211)	16,384
Gross profit	8,793	(3,242)	5,551
Operating expenses:
Advertising and promotion	3,589	(3,072)	517
Salaries and benefits	1,856	—	1,856
Selling, general and administrative	2,974	158	3,132
Research and development	185	—	185
Professional fees	436	—	436
Impairment of assets	743	(743)	—
Total operating expenses	9,783	(3,657)	6,126
Loss from operations	(990)	415	(575)
Other (expense) income:
Interest and other expense, net	(990)	140	(850)
Loss before income taxes	(1,980)	555	(1,425)
Income taxes (benefit)	(3)	—	(3
Net loss	$(1,977)	$555	(1,422)

Net loss per share, basic and diluted	$(0.13)	$0.04	(0.09)

Weighted average shares used to compute net loss per share, basic and diluted	15,029,312	8,354	15,037,666

The unaudited restated consolidated statements of operations for the nine months ended September 30, 2018 is presented below (in thousands, except per share data):

	Nine Months Ended September 30, 2018
	As Previously Reported	Restatement Adjustments	Restated (Unaudited)
Revenue, net	$81,039	$(13,091)	$67,948
Cost of revenue	55,875	(3,210)	52,665
Gross profit	25,164	(9,881)	15,283
Operating expenses:
Advertising and promotion	12,241	(10,031)	2,210
Salaries and benefits	6,305	—	6,305
Selling, general and administrative	8,175	114	8,289
Research and development	605	—	605
Professional fees	1,634	148	1,782
Impairment of assets	743	(743)	—
Total operating expenses	29,703	(10,512)	19,191
Loss from operations	(4,539)	631	(3,908)
Other (expense) income:
Gain on settlement of obligation	2,747	—	2,747
Interest and other expense, net	(3,463)	511	(2,952)
Loss before income taxes	(5,255)	1,142	(4,113)
Income taxes	100	—	100
Net loss	$(5,355)	$1,142	(4,213)

Net loss per share, basic and diluted	$(0.36)	$0.08	(0.28)

Weighted average shares used to compute net loss per share, basic and diluted	14,783,669	214,430	14,998,099

The unaudited restated consolidated statements of cash flows for the nine months ended September 30, 2018 is presented below (in thousands):

	Nine Months Ended September 30, 2018
	As Previously Reported	Restatement Adjustments	Restated (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,355)	$1,142	$(4,213)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	822	(169)	653
Settlement of obligation	(2,747)	2,747	—
Bad debt expense	822	—	822
Impairment of assets	743	(743)	—
Amortization of debt discount	557	(513)	44
Inventory provision	—	130	130
Stock-based compensation	377	—	377
Changes in operating assets and liabilities:
Accounts receivable	(454)	3,629	3,175
Inventory	(755)	(193)	(948)
Prepaid expenses and other current assets	(114)	(491)	(605)
Other assets	(44)	—	(44)
Accounts payable and accrued liabilities	8,365	(5,539)	2,826
Accrued restructuring charges	(194)	—	(194)
Net cash provided by operating activities	2,023	—	2,023
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(86)	—	(86)
Net cash used in investing activities	(86)	—	(86)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on line of credit	(1,500)	—	(1,500)
Proceeds from secured borrowing arrangement, net of reserves	31,677	—	31,677
Payments on secured borrowing arrangement, net of fees	(36,469)	—	(36,469)
Repayment of capital lease obligations	(101)	—	(101)
Net cash (used in) provided by financing activities	(6,393)	—	(6,393)
Effect of exchange rate changes on cash	(23)	—	(23)
NET CHANGE IN CASH	(4,479)	—	(4,479)
CASH — BEGINNING OF PERIOD	6,228	—	6,228
CASH — END OF PERIOD	$1,749	$—	$1,749
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$2,727	$—	$2,727
Cash paid for taxes	$173	$—	$173
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Purchase of property and equipment included in current liabilities	$12	$—	$12
Interest paid through issuance of shares of common stock	$53	$—	$53

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

Recognized Subsequent Events

None

Unrecognized Subsequent Events

CARES Act

On March 27, 2020, President Trump signed into law the CARES Act. Among the changes to the U.S. federal income tax, the CARES Act restored net operating loss carryback rules that were eliminated by 2017 Tax Cuts and Jobs Act, modified the limit on the deduction for net interest expense and accelerated the timeframe for refunds of AMT credits. Based on an analysis of the impact of the CARES Act, the Company has not identified any overall material effect on the 2018 and 2019 tax liabilities.

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

There are no other events subsequent to December 31, 2019 that have not been described in the accompanying footnotes.

Exhibit Index

		Incorporated by Reference
Exhibit No.	Description	Form	SEC File Number	Exhibit	Filing Date

3.1	Articles of Incorporation of MusclePharm Corporation (successor to Tone in Twenty).	SB-2	333-147111	3.1	November 2, 2007

3.2	Amendment to the Articles of Incorporation.	SB-2	333-147111	3.3	November 2, 2007

3.3	Amendment to the Articles of Incorporation.	8-K	000-53166	3.3	February 24, 2010

3.4	Amendment to the Articles of Incorporation.	10-Q	000-53166	3.1	May 23, 2011

3.5	Amendment to the Articles of Incorporation.	8-K	000-53166	3.1	November 23, 2011

3.6	Amendment to the Articles of Incorporation.	8-K	000-53166	3.1	January 27, 2012

3.7	Amendment to the Articles of Incorporation.	8-K	000-53166	3.1	March 30, 2012

3.8	Certificate of Change.	8-K	000-53166	3.1	November 28, 2012

3.9	Certificate of Amendment to Articles of Incorporation.	8-K	000-53166	3.2	November 28, 2012

3.10	Certificate of Correction.	S-1/A	333-184625	3.15	December 26, 2012

3.11	Second Amended and Restated Bylaws.	8-K	000-53166	3.1	September 27, 2016

4.1	Specimen of certificate for MusclePharm Corporation Common Stock.	S-1/A	333-184625	4.4	December 28, 2012

4.2	Warrant, dated November 7, 2016 by and between MusclePharm Corporation and INI Buyer, Inc.	10-Q	000-53166	4.1	November 9, 2016

4.3	2015 Incentive Compensation Plan.	S-8	333-212576	4.14	July 18, 2016

4.4**	Description of Registrant’s Securities

10.1	Purchasing Agreement with General Nutrition Corporation dated December 16, 2009.	8-K	000-53166	10.2	February 24, 2010

10.2	Form of Registration Rights Agreement, dated July 13, 2012, between MusclePharm Corporation and TCA Global Credit Master Fund LP.	8-K	000-53166	10.1	July 20, 2012

10.3	Form of Indemnification Agreement.	8-K	000-53166	10.1	August 27, 2012

Exhibit Index (continued)

		Incorporated by Reference
Exhibit No.	Description	Form	SEC File Number	Exhibit	Filing Date

10.4*	MusclePharm Corporation 2015 Incentive Compensation Plan.	S-8	000-53166	4.14	July 18, 2016

10.5	Confidentiality and Non-Disclosure Agreement, dated June 23, 2015, between MusclePharm Corporation and Consac, LLC, an affiliate of Ryan Drexler.	10-Q	000-53166	10.6	August 10, 2015

10.6*	Executive Employment Agreement, dated February 11, 2016, between MusclePharm Corporation and Ryan Drexler.	8-K	000-53166	10.1	February 16, 2016

10.7	Agreement for Purchase and Sale of Stock dated April 21, 2016, between MusclePharm Corporation and BioZone Laboratories, Inc., BioZone Holdings, Inc. and Flavor Producers, Inc.	8-K	000-53166	10.1	April 27, 2016

10.8	Convertible Secured Promissory Note, dated November 8, 2016, by and between MusclePharm Corporation and Ryan Drexler.	10-Q	000-53166	10.1	November 9, 2016

10.9	Amended and Restated Security Agreement, dated November 8, 2016, by and between MusclePharm Corporation and Ryan Drexler.	10-Q	000-53166	10.2	November 9, 2016

10.10	Settlement Agreement, dated November 7, by and among MusclePharm Corporation and F.H.G. Corporation d/b/a Capstone Nutrition, INI Parent, Inc., INI Buyer, Inc. and Medley Capital Corporation.	10-Q	000-53166	10.3	November 9, 2016

10.11*	Amended and Restated Executive Employment Agreement, between MusclePharm Corporation and Ryan Drexler.	8-K	000-53166	10.1	March 1, 2018

10.12	Convertible Secured Promissory Note, dated December 7, 2015, by and between MusclePharm Corporation and Ryan Drexler.	10-K	000-53166	10.14	March 15, 2017

10.13	First Amendment to Convertible Secured Promissory Note, dated December 7, 2015, by and between MusclePharm Corporation and Ryan Drexler.	10-K	000-53166	10.15	March 15, 2017

Exhibit Index (continued)

		Incorporated by Reference
Exhibit No.	Description	Form	SEC File Number	Exhibit	Filing Date

10.14*	Amended and Restated Executive Employment Agreement, between MusclePharm Corporation and Ryan Drexler	8-K	000-53166	99.1	March 1, 2018

10.15	Lease Agreement for the Corporate Headquarters located in Burbank, CA effective October 1, 2017	10-K	000-53166	10.16	April 2, 2018

10.16*	Executive Employment Agreement, between MusclePharm Corporation and Brian Casutto	10-K	000-53166	10.17	April 2, 2018

14.1	Code of Ethics.	8-K	000-53166	14	April 23, 2012

14.2	Corporate Governance Guidelines, adopted March 8, 2015.	10-Q	000-53166	99.1	May 11, 2015

21.1**	Subsidiaries of the Registrant.

23.1**	Consent of Independent Public Accounting Firm

31.1**	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2***	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**
The following materials from MusclePharm Corporation’s annual report on Form 10-K for the year ended December 31, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Changes in Stockholders’ Deficit; (v) the Consolidated Statements of Cash Flows; and (vi) related notes to these financial statements.

*
Indicates management contract or compensatory plan or arrangement.
**
Filed herewith
***
Furnished herewith

DESCRIPTION OF REGISTRANT’S SECURITIES REGISTERED PURSUANT TO SECTION 12 OF THE SECURITIES EXCHANGE ACT OF 1934 DESCRIPTION OF CAPITAL STOCK

The following description of MusclePharm, Inc.’s (the “Company”) capital stock is based upon the Company’s Articles of Incorporation, as amended (“Articles of Incorporation”), the Company’s Amended and Restated By-Laws (“By-laws”) and applicable provisions of law. We have summarized certain portions of the Articles of Incorporation and By-laws below. The summary is not complete and is subject to, and is qualified in its entirety by express reference to, the provisions of the Articles of Incorporation and By-laws, each of which is filed as an exhibit to the Annual Report on Form 10‑K of which this Exhibit 4.4 is a part.

Authorized Stock

As of the date hereof, the Company’s authorized capital stock consist of 100,000,000 shares of common stock, par value $0.001 per share and 10,000,000 shares of preferred stock, par value $0.001 per share.

Issued and Outstanding Stock

As of the date hereof, 33,876,033 shares of common stock were issued and 33,000,412 shares of common stock were outstanding. The outstanding shares of the Company’s common stock are duly authorized, validly issued, fully paid and nonassessable. As of the date hereof, no shares of preferred stock were issued and outstanding.

Dividend Rights

Dividends upon the capital stock of the Company, subject to the provisions of the Articles of Incorporation, if any, may be declared by the Company’s Board of Directors (the “Board of Directors”) at any regular or special meeting, pursuant to law. Dividends may be paid in cash, in property or in shares of capital stock, subject to the provisions of the Articles of Incorporation.

Rights Upon Liquidation

Subject to compliance with the provisions of the Nevada Revised Statutes, the powers of the Board of Directors shall include the power to make a liquidating distribution of the assets, and wind up the affairs of the Company.

Upon liquidation, dissolution or winding up of the Company’s affairs, the holders of the Company’s common stock are entitled to share ratably in the Company’s assets that are legally available for distribution, after payment of all debts, other liabilities and subject to prior distribution rights of the Company’s preferred stock, if any, then outstanding.

Conversion, Redemption and Preemptive Rights

Holders of the Company’s common stock have no conversion, redemption, preemptive or similar rights.

Voting Rights

Each outstanding share of the Company’s common stock is entitled to one vote at all meetings of stockholders. Every stockholder having the right to vote shall be entitled to vote in person, or by proxy. Except as provided by applicable law, rule or regulation, when a quorum is present at any meeting of the stockholders, any action by the stockholders on a matter except the election of directors shall be approved if approved by the majority of the votes cast. No stockholder shall have cumulative voting rights.

Directors are elected by the majority of the votes cast at which a quorum is present, provided, however, that, in the case of a director nominee in a Contested Election, the Board of Directors, in its sole discretion, may determine that directors shall be elected by a plurality of the votes cast in any Contested Election. For purposes of these By-laws, a “Contested Election” means an election of directors with respect to which the Board of Directors determines that the number of nominees exceeds the number of directors to be elected.

Listing and Transfer Agent

The Company’s common stock is quoted on the OTCQB Marketplace which is operated by the OTC Markets Group, under the symbol “MSLP.” The Company’s transfer agent is Corporate Stock Transfer, Inc.

Anti-Takeover Provisions

Nevada Revised Statutes

Acquisition of Controlling Interest Statutes.

Nevada’s “acquisition of controlling interest” statutes contain provisions governing the acquisition of a controlling interest in certain Nevada corporations. These “control share” laws provide generally that any person that acquires a “controlling interest” in certain Nevada corporations may be denied certain voting rights, unless a majority of the disinterested stockholders of the corporation elects to restore such voting rights. These statutes provide that a person acquires a “controlling interest” whenever a person acquires shares of a subject corporation that, but for the application of these provisions of the Nevada Revised Statutes, would enable that person to exercise (1) one-fifth or more, but less than one-third, (2) one-third or more, but less than a majority or (3) a majority or more, of all of the voting power of the corporation in the election of directors.

Once an acquirer crosses one of these thresholds, shares which it acquired in the transaction taking it over the threshold and within the 90 days immediately preceding the date when the acquiring person acquired or offered to acquire a controlling interest become “control shares” to which the voting restrictions described above apply. The Articles of Incorporation and By-laws currently contain no provisions relating to these statutes, and unless the Articles of Incorporation or By-laws in effect on the tenth day after the acquisition of a controlling interest were to provide otherwise, these laws would apply to the Company if the Company were to (i) have 200 or more stockholders of record (at least 100 of which have addresses in the State of Nevada appearing on the Company’s stock ledger) and (ii) do business in the State of Nevada directly or through an affiliated corporation.

If these laws were to apply to the Company, they might discourage companies or persons interested in acquiring a significant interest in or control of the Company, regardless of whether such acquisition may be in the interest of the Company’s stockholders.

Combinations with Interested Stockholders Statutes.

Nevada’s “combinations with interested stockholders” statutes prohibit certain business “combinations” between certain Nevada corporations and any person deemed to be an “interested stockholder” for two years after the such person first becomes an “interested stockholder” unless (i) the corporation’s board of directors approves the combination (or the transaction by which such person becomes an “interested stockholder”) in advance, or (ii) the combination is approved by the board of directors and sixty percent of the corporation’s voting power not beneficially owned by the interested shareholder, its affiliates and associates. Furthermore, in the absence of prior approval certain restrictions may apply even after such two-year period.

For purposes of these statutes, an “interested stockholder” is any person who is (x) the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the outstanding voting shares of the corporation, or (y) an affiliate or associate of the corporation and at any time within the two previous years was the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the then outstanding shares of the corporation. The definition of the term “combination” is sufficiently broad to cover most significant transactions between the corporation and an “interested stockholder”. Subject to certain timing requirements set forth in the statutes, a corporation may elect not to be governed by these statutes. The Company has not included any such provision in the Articles of Incorporation.

The effect of these statutes may be to potentially discourage parties interested in taking control of the Company from doing so if it cannot obtain the approval of the Board of Directors.

Articles of Incorporation and By-laws Provisions

The Articles of Incorporation and By-laws contain provisions that could have the effect of discouraging potential acquisition proposals or tender offers or delaying or preventing a change in control, including changes a stockholder might consider favorable. In particular, the Articles of Incorporation and By-laws among other things:

●
permit the Board of Directors to alter the By-laws without stockholder approval; and

●
provide that vacancies on the Board of Directors may be filled by a majority of directors in office, although less than a quorum.

Such provisions may have the effect of discouraging a third-party from acquiring the Company, even if doing so would be beneficial to the Company’s stockholders. These provisions are intended to enhance the likelihood of continuity and stability in the composition of the Board of Directors and in the policies formulated by them, and to discourage some types of transactions that may involve an actual or threatened change in control of the Company. These provisions are designed to reduce the Company’s vulnerability to an unsolicited acquisition proposal and to discourage some tactics that may be used in proxy fights. The Company believes that the benefits of increased protection of the Company’s potential ability to negotiate with the proponent of an unfriendly or unsolicited proposal to acquire or restructure the Company outweigh the disadvantages of discouraging such proposals because, among other things, negotiation of such proposals could result in an improvement of their terms.

However, these provisions could have the effect of discouraging others from making tender offers for the Company’s shares that could result from actual or rumored takeover attempts. These provisions also may have the effect of preventing changes in the Company’s management.