Form 10-Q
period 2020-03-31
MusclePharm Corp
filed 2020-11-24
CIK 1415684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2020 or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                    to

Commission file number: 000-53166

MusclePharm Corporation

(Exact name of registrant as specified in its charter)

Nevada	77-0664193
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4500 Park Granada, Suite 202 Calabasas, CA	91302
(Address of principal executive offices)	(Zip code)

(800) 292-3909

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
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

Number of shares of the registrant’s common stock outstanding at November 16, 2020: 33,130,039 (excludes 875,621 shares of common stock held in treasury).

MusclePharm Corporation

Form 10-Q

About this Report

This Form 10-Q relates to the Company’s (as defined below) quarterly period ended March 31, 2020. As previously indicated by the Company, it has been delinquent in its filings with the Securities and Exchange Commission (the “SEC”) and is making this filing after its due date. Simultaneously with making this filing, the Company also is filing its Form 10-Q for the quarterly periods ended June 30, 2020 and September 30, 2020. Because this Form 10-Q pertains to the quarterly period ended March 31, 2020, it does not include financial information for more recent periods. Accordingly, please refer to our filings for more recent periods for financial information relating to those periods.

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

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on August 25, 2020. Moreover, we operate in a very competitive and rapidly changing environment. In particular, we have experienced a slowdown in sales from our retail customers due to the ongoing COVID-19 pandemic, and we cannot predict the ultimate impact of the COVID-19 pandemic on our business. New risks may emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MusclePharm Corporation

Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash	$618	$1,532
Accounts receivable, net	5,577	4,807
Inventory	4,976	4,720
Prepaid expenses and other current assets	1,563	1,104
Total current assets	12,734	12,163
Property and equipment, net	152	216
Intangible assets, net	596	676
Operating lease right-of-use assets	990	1,175
Other assets	323	310
TOTAL ASSETS	$14,795	$14,540
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Obligation under secured borrowing arrangement	$3,827	$4,443
Line of credit	3,811	4,204
Operating lease liability, current	515	624
Convertible note with a related party, net of discount	1,034	1,034
Accounts payable	26,689	26,178
Accrued and other liabilities	5,965	5,058
Total current liabilities	41,841	41,541
Operating lease liability, long-term	635	723
Other long-term liabilities	184	228
Total liabilities	42,660	42,492
Commitments and contingencies (Note 8)
Stockholders’ deficit:
Common stock, par value of $0.001 per share; 100,000,000 shares authorized, 33,977,487 and 33,876,033 shares issued as of March 31, 2020 and December 31, 2019, respectively; and 33,101,866 and 33,000,412 shares outstanding as of March 31, 2020 and December 31, 2019, respectively	31	31
Additional paid-in capital	178,061	177,914
Treasury stock, at cost; 875,621 shares	(10,039)	(10,039)
Accumulated deficit	(195,918)	(195,858)
TOTAL STOCKHOLDERS’ DEFICIT	(27,865)	(27,952)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$14,795	$14,540

The accompanying notes are an integral part of these Consolidated Financial Statements.

MusclePharm Corporation

Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenue, net	$16,231	$18,775
Cost of revenue	11,422	15,855
Gross profit	4,809	2,920
Operating expenses:
Advertising and promotion	125	751
Salaries and benefits	1,681	1,880
Selling, general and administrative	1,911	2,889
Professional fees	541	726
Total operating expenses	4,258	6,246
Income (loss) from operations	551	(3,326)
Other expense:
Loss on settlement obligations	(50)	(4)
Interest and other expense, net	(539)	(1,165)
Loss before provision for income taxes	(38)	(4,495)
Provision for income taxes	22	10
Net loss	$(60)	$(4,505)

Net loss per share, basic and diluted	$(0.00)	$(0.30)

Weighted average shares used to compute net loss per share, basic and diluted	32,459,675	15,183,402

The accompanying notes are an integral part of these Consolidated Financial Statements.

3

MusclePharm Corporation

Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Net loss	$(60)	$(4,505)
Other comprehensive loss:
Change in foreign currency translation adjustment	—	179
Comprehensive loss	$(60)	$(4,326)

The accompanying notes are an integral part of these Consolidated Financial Statements.

MusclePharm Corporation

Consolidated Statements of Changes in Stockholders’ Deficit

(In thousands, except share data)

(Unaudited)

			Additional		Accumulated Other		Total
	Common Stock		Paid-in	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Loss	Deficit	Deficit

Balance - December 31, 2018	15,314,667	$15	$158,944	$(10,039)	$(238)	$(176,877)	$(28,195)
Stock-based compensation for issuance and amortization of restricted stock awards to employees, executives, and directors	—	—	65	—	—	—	65
Issuance of shares of common stock related to the payment of advertising services	336,113	—	96	—	—	—	96
Change in foreign currency translation adjustment	—	—	—	—	233	(54)	179
Net loss	—	—	—	—	—	(4,505)	(4,505)
Balance - March 31, 2019	15,650,780	$15	$159,105	$(10,039)	$(5)	$(181,436)	$(32,360)

Balance - December 31, 2019	33,000,412	$31	$177,914	$(10,039)	$—	$(195,858)	$(27,952)
Stock-based compensation for issuance and amortization of restricted stock awards to employees, executives, and directors	—	—	100	—	—	—	100
Issuance of shares of common stock related to the payment of advertising services	101,454	—	47	—	—	—	47
Net loss	—	—	—	—	—	(60)	(60)
Balance - March 31, 2020	33,101,866	$31	$178,061	$(10,039)	$—	$(195,918)	$(27,865)

The accompanying notes are an integral part of these Consolidated Financial Statements.

MusclePharm Corporation

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(60)	$(4,505)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	63	116
Amortization of intangible assets	80	80
Bad debt expense	11	167
(Gain) loss on disposal of property and equipment	(11)	5
Amortization of debt discount	—	15
Inventory provision	12	177
Stock-based compensation	100	64
Issuance of common stock to non-employees	47	97
Write off of cumulative translation adjustments	—	175
Changes in operating assets and liabilities:
Accounts receivable	(781)	557
Inventory	(268)	3,665
Prepaid expenses and other current assets	(459)	(250)
Other assets	174	179
Accounts payable and accrued liabilities	1,253	(5,169)
Accrued restructuring charges	—	(200)
Net cash provided by (used in) operating activities	161	(4,827)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(13)
Proceeds from disposal of property and equipment	11	—
Net cash provided by (used in) investing activities	11	(13)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	—	1,000
Payments on line of credit	(393)	—
Proceeds from secured borrowing arrangement, net of reserves	9,377	8,495
Payments on secured borrowing arrangement, net of fees	(9,993)	(6,338)
Repayment of finance lease obligations	(29)	(26)
Repayment of notes payable	(48)	—
Net cash (used in) provided by financing activities	(1,086)	3,131
Effect of exchange rate changes on cash	—	5
NET CHANGE IN CASH	(914)	(1,704)
CASH — BEGINNING OF PERIOD	1,532	2,317
CASH — END OF PERIOD	$618	$613
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$168	$440
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Property and equipment acquired in conjunction with finance leases	$—	$29
Operating lease right-of-use assets and lease obligations (ASC 842)	$—	$2,117

The accompanying notes are an integral part of these Consolidated Financial Statements.

MusclePharm Corporation

Notes to Consolidated Financial Statements

(Unaudited)

Note 1. Description of Business

Description of Business

MusclePharm Corporation was incorporated in Nevada in 2006. Except as otherwise indicated herein or the context requires otherwise, the terms “MusclePharm,” the “Company,” “we,” “our” and “us” refer to MusclePharm Corporation and its subsidiaries. The Company is a scientifically-driven, performance lifestyle company that develops, markets and distributes branded sports nutrition products and nutritional supplements that are manufactured by the Company’s co-manufacturers. Our portfolio of recognized brands, including MusclePharm® and FitMiss®, is marketed and sold globally. The Company is headquartered in Calabasas, California and, as of March 31, 2020, had the following wholly-owned operating subsidiaries: MusclePharm Canada Enterprises Corp., MusclePharm Ireland Limited and MusclePharm Australia Pty Limited.

The Company has incurred significant losses and experienced negative cash flows since inception. As of March 31, 2020, the Company had cash of $0.6 million, a decline of $0.9 million from the December 31, 2019 balance of $1.5 million. As of March 31, 2020, the Company had a working capital deficit of $29.1 million, a stockholders’ deficit of $27.9 million and an accumulated deficit of $195.9 million resulting from recurring losses from operations. As a result of our history of losses and financial condition, there is substantial doubt about our ability to continue as a going concern. For financial information concerning more recent periods, see our reports for such periods filed with the SEC.

The Company’s ability to continue as a going concern is dependent upon us generating profits in the future and/or obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management is evaluating different strategies to obtain financing to fund our expenses and achieve a level of revenue adequate to support our current cost structure. Financing strategies may include, but are not limited to, private placements of capital stock, debt borrowings, partnerships and/or collaborations.

In response to the Company’s continued net loss in 2019, management implemented the following measures to improve gross profit:

1)	reduced or eliminated sales to low or negative margin customers;
2)	reduced product discounts and promotional activity;
3)	implemented a more aggressive SKU reduction;
4)	formed a pricing committee to review all orders to better align gross profit expectations with product availability.

As a result of these measures, as well as a reduction in protein prices, the Company realized increased gross profit in the fourth quarter of 2019, a trend which continued into the third quarter of 2020. Beginning in April 2020, the Company experienced a slowdown, which has continued to date, in sales from its retail customers, including its largest customer. This decline has been partially offset by a growth in sales to our largest online customers, although there can be no assurances that such growth will continue, or that the Company will have the financial resources to produce the additional quantities required by these customers. In 2020, the Company also negotiated lower costs of goods sold with our co-manufacturers. Management believes reductions in operating costs and continued focus on gross profit will allow us to ultimately achieve profitability, however, the Company can give no assurances that this will occur. To manage cash flow, the Company has entered into multiple financing arrangements. See additional information in “Note 7. Debt.”

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and notes required by GAAP for complete financial statements. The consolidated financial statements include the accounts of MusclePharm Corporation and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company’s management believes the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position as of March 31, 2020, results of operations for the three months ended March 31, 2020 and 2019, and cash flows for the three months ended March 31, 2020 and 2019. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the year ended December 31, 2020. Certain prior period amounts have been conformed to the current period’s presentation.

These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on August 25, 2020.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and accompanying notes. Such estimates include, but are not limited to, allowance for doubtful accounts, revenue discounts and allowances, the valuation of inventory and deferred tax assets, the assessment of useful lives, recoverability and valuation of long-lived assets, likelihood and range of possible losses on contingencies, restructuring liabilities, valuations of equity securities and intangible assets, warrants and options, present value of lease liabilities, among others. Actual results could differ from those estimates.

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

The Company accounts for shipping and handling costs as fulfillment activities, which are therefore recognized upon shipment of the goods.

For the three months ended March 31, 2020 and 2019, the Company incurred $0.4 million and $0.3 million, respectively, of inbound shipping and handling costs. Shipping and handling costs related to inbound purchases of raw material and finished goods are included in cost of revenue in our consolidated statements of operations.

For the three months ended March 31, 2020 and 2019, the Company incurred $0.6 million and $1.0 million, respectively, of shipping and handling costs related to shipments to our customers. Shipping and handling costs related to shipments to our customers is included in “Selling, general and administrative” expense in our consolidated statements of operations.

The Company excludes from its revenue any amounts collected from customers for sales (and similar) taxes. During the three months ended March 31, 2020 and 2019, the Company recorded discounts, and to a lesser degree, sales returns, totaling $4.0 million and $7.6 million, respectively, which accounted for 20% and 29% of gross revenue in each period, respectively.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The cash balance, at times, may exceed federally insured limits. Management believes the financial risk associated with these balances is minimal and has not experienced any losses to date.

Significant customers are those that represent more than 10% of the Company’s revenue, net or accounts receivable for each period presented. For each significant customer, percentage of revenue, net and accounts receivable are as follows:

	Percentage of Revenue, net for the Three Months Ended March 31,		Percentage of Net Accounts Receivable as of
	2020	2019	March 31, 2020	December 31, 2019
Customers
Costco	36%	26%	14%	*
Amazon	21%	12%	30%	*
iHerb	*	14%	*	35%
Coupang Global, LLC	10%	*	23%	*

* Represents less than 10% of revenue, net or net accounts receivable.

The Company uses a limited number of non-affiliated suppliers for contract manufacturing of its products. The Company had the following concentration of purchases with contract manufacturers and raw material providers:

	For the three months Ended March 31,
	2020	2019
Vendor
Nutra Blend	*	20%
S.K. Laboratories	34%	40%
Mill Haven Foods LLC	30%	*
Innovations in Nutrition and Wellness	13%	*
Bakery Barn	11%	*
Prinova	*	10%

* Represents less than 10% of purchases.

Share-Based Payments and Stock-Based Compensation

Share-based compensation awards, including stock options and restricted stock awards, are recorded at estimated fair value on the applicable award’s grant date, based on the estimated number of awards that are expected to vest. The grant date fair value is amortized on a straight-line basis over the time in which the awards are expected to vest, or immediately if no vesting is required. Share-based compensation awards issued to non-employees for services are recorded at fair value on the grant date. The fair value of restricted stock awards is based on the fair value of the stock underlying the awards on the grant date as there is no exercise price.

The fair value of stock options is estimated using the Black-Scholes option-pricing model. The determination of the fair value of each stock award using this option-pricing model is affected by the Company’s assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards and the expected term of the awards based on an analysis of the actual and projected employee stock option exercise behaviors and the contractual term of the awards. Due to the Company’s limited experience with the expected term of options, the simplified method was utilized in determining the expected option term as prescribed in Staff Accounting Bulletin No.110.

The Company recognizes stock-based compensation expense over the requisite service period, which is generally consistent with the vesting of the awards, based on the estimated fair value of all stock-based payments issued to employees and directors that are expected to vest.

Recent Accounting Pronouncements

In July 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which among other things, these amendments require the measurement of all expected credit losses of financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 is effective for periods beginning after December 15, 2022, and interim periods within those fiscal years. The Company will evaluate the impact of the pronouncement closer to the effective date.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, expected to reduce cost and complexity related to the accounting for income taxes. The ASU removes specific exceptions to the general principles in Topic 740 in GAAP. It eliminates the need for an organization to analyze whether the following apply in a given period: exception to the incremental approach for intra-period tax allocation; exceptions to accounting for basis differences when there are ownership changes in foreign investments; and exception in interim period income tax accounting for year-to-date losses that exceed anticipated losses. The ASU also improves financial statement preparers’ application of income tax-related guidance and simplifies GAAP for: franchise taxes that are partially based on income; transactions with a government that result in a step up in the tax basis of goodwill; separate financial statements of legal entities that are not subject to tax; and enacted changes in tax laws in interim periods. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2020 with early adoption permitted. Amendments are to be applied prospectively, except for certain amendments that are to be applied either retrospectively or with a modified retrospective approach through a cumulative effect adjustment recorded to retained earnings. The Company is evaluating the impact of the pronouncement.

On August 5, 2020, the FASB issued ASU No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40). The new ASU eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, the new guidance modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. This guidance is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The FASB also specified that an entity should adopt the guidance as of the beginning of its annual fiscal year and is not permitted to adopt the guidance in an interim period. The Company will evaluate the impact of the pronouncement closer to the effective date.

Note 3. Fair Value of Financial Instruments

As of March 31, 2020, and December 31, 2019, the Company held no assets or liabilities that required re-measurement at fair value on a recurring basis. Cash balances as of March 31, 2020 and December 31, 2019 were $0.6 million and $1.5 million, respectively. The carrying amounts of the cash balances reported in the consolidated balance sheets approximate the fair value.

Note 4. Balance Sheet Components

Inventory

Inventory consisted of raw materials and finished goods, which were located either at one of our co-manufacturers or our warehouse as of March 31, 2020 and December 31, 2019.

The Company records charges for obsolete and slow-moving inventory based on the age of the product as determined by the expiration date or otherwise determined to be obsolete. Products within one year of their expiration dates are considered for write-off purposes. Historically, the Company has had minimal returns with established customers. The Company incurred insignificant inventory write-offs during each of the three months ended March 31, 2020 and 2019.

Inventory write-downs, once established, are not reversed as they establish a new cost basis for the inventory.

Property and Equipment

Property and equipment consisted of the following as of March 31, 2020 and December 31, 2019 (in thousands):

	As of March 31, 2020	As of December 31, 2019
Furniture, fixtures, and equipment	$2,480	$2,592
Leasehold improvements	236	236
Vehicles	39	39
Displays	453	453
Website	497	497
Property and equipment, gross	3,705	3,817
Less: accumulated depreciation and amortization	(3,553)	(3,601)
Property and equipment, net	$152	$216

Depreciation and amortization expense related to property and equipment was $63,000 and $0.1 million for the three months ended March 31, 2020 and 2019, respectively, which is included in “Selling, general, and administrative” expense in the accompanying consolidated statements of operations.

Intangible Assets

Intangible assets consisted of the following (in thousands):

	As of March 31, 2020
	Gross Value	Accumulated Amortization	Net Carrying Value	Remaining Weighted- Average Useful Lives (years)
Amortized Intangible Assets
Brand (apparel rights)	$2,244	$(1,648)	$596	1.9
Total intangible assets	$2,244	$(1,648)	$596

	As of December 31, 2019
	Gross Value	Accumulated Amortization	Net Carrying Value	Remaining Weighted- Average Useful Lives (years)
Amortized Intangible Assets
Brand (apparel rights)	$2,244	$(1,568)	$676	2.1
Total intangible assets	$2,244	$(1,568)	$676

Intangible assets amortization expense was $0.1 million for each of the three months ended March 31, 2020 and 2019, respectively, which is included in “Selling, general and administrative” expense in the accompanying consolidated statements of operations. As of March 31, 2020, the estimated future amortization expense of intangible assets is as follows (in thousands):

For the Year Ending December 31,
Remainder of 2020	$240
2021	320
2022	36
Total amortization expense	$596

Note 5. Interest and other expense, net

For the three months ended March 31, 2020 and 2019, “Interest and other expense, net” consisted of the following (in thousands):

	For the Three Months Ended March 31,
	2020	2019

Interest expense, related party	$(76)	$(532)
Interest expense, related party debt discount	—	(15)
Interest expense, other	(157)	(293)
Interest expense, secured borrowing arrangement	(365)	(225)
Foreign currency transaction loss	(34)	(200)
Other	93	100
Total interest and other expense, net	$(539)	$(1,165)

“Other” includes sublease income and gain on disposal of property and equipment.

Note 6. Leases

The Company elected not to apply ASC 842 to arrangements with lease terms of 12 month or less. The Company determines if a contract contains a lease when the contract conveys the right to control the use of identified property, plant, or equipment for a period of time in exchange for consideration. Upon identification and commencement of a lease, we establish a right-of-use (“ROU”) asset and a lease liability. ROU assets and lease liabilities are measured and recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. At adoption, the Company reduced the ROU asset through a derecognition of the restructuring liability for its abandoned lease facilities. Subsequent to adoption, the Company no longer recognized lease expense on a straight-line basis, as the impact of the derecognition resulted in a front-loading of the lease expenses.

The Company has operating leases for warehouse facilities and office spaces across the U.S. The remaining lease terms for these leases range from 1 to 2 years. The Company also leased manufacturing and warehouse equipment under finance lease arrangements, which expired at various dates through July 2020. The Company does not intend to extend the lease terms expiring in 2020. The lease rental agreement, in which the Company leased a Tennessee warehouse, expired on June 30, 2020. Subsequent to the expiration of the lease, the Company utilized the warehouse and made payments to the landlord on a month-to-month basis between July and August 2020.

Supplemental balance sheet information related to leases was as follows (in thousands):

	Balance Sheet Classification	March 31, 2020	December 31, 2019
Assets
Operating	ROU assets, net	$990	$1,175
Finance	Property and equipment, net	148	57
Total Assets		1,138	1,232

Liabilities
Current liabilities:
Operating	Operating lease liability - current	$515	$624
Finance	Current accrued liability	26	54
Total current liabilities		541	678

Non-current liabilities:
Operating	Operating lease liability - long term	635	723
Total non-current liabilities		635	723

Total lease liabilities		$1,176	$1,401

Fixed lease costs represent the explicitly quantified lease payments prescribed by the lease agreement and are included in the measurement of the ROU asset and corresponding lease liability. Some leasing arrangements require variable payments that are dependent on usage, output, or may vary for other reasons, such as insurance and tax payments. The variable lease payments are not presented as part of the initial ROU asset or lease liability. The Company’s lease agreements do not contain any material restrictive covenants.

The components of lease cost for operating and finance leases for the three months ended March 31, 2020 and 2019 were as follows (in thousands):

	Income Statement Classification	Three months ended March 31, 2020	Three months ended March 31, 2019

Operating lease cost	Selling, general and administrative	$243	$249

Finance lease cost:
Amortization of ROU asset	Selling, general and administrative	27	27
Interest on lease liabilities	Selling, general and administrative	—	2
Total finance lease cost		27	29

Variable lease payments	Selling, general and administrative	103	64
Sublease income	Other income	(36)	(99)

Total lease cost		$337	$243

The Company had no short-term leases as of both March 31, 2020 and 2019. The Company’s leases do not provide an implicit rate; therefore, the Company uses its incremental borrowing rate based on the information available at the effective date in determining the present value of future payments for those leases.

Supplemental cash flow information related to leases was as follows:

	Three months ended March 31, 2020	Three months ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities (in thousands):
Operating cash flows from operating leases	$197	$202
Operating cash flows from finance leases	—	2
Financing cash flows from finance leases	29	26

The weighted average remaining lease term was as follows:
Operating leases (in years)	2.1	2.7
Finance leases (in years)	0.3	1.2

The weighted average discount rate was as follows:
Operating leases	18%	18%
Finance leases	5%	5%

The maturities of lease liabilities at March 31, 2020 were as follows (in thousands):

	Operating	Finance

Remaining nine months of the year ending 2020	$553	$26
2021	481	—
2022	369	—
Thereafter	—	—
Total future undiscounted lease payments	1,403	26
Less amounts representing interest	(253)	—
Present value of lease liabilities	$1,150	$26

Note 7. Debt

As of March 31, 2020, and December 31, 2019, the Company’s debt consisted of the following (in thousands):

	As of March 31, 2020	As of December 31,2019
Refinanced convertible note, related party	$1,034	$1,034
Notes payable, related party	253	253
Revolving line of credit, related party	1,239	1,239
Obligations under secured borrowing arrangement	3,827	4,443
Line of credit – inventory financing	2,572	2,965
Notes payable	199	247
Total debt	9,124	10,181
Less: current portion	(9,124)	(10,130)
Long term debt	$—	$51

Related-Party Refinanced Convertible Note

On November 3, 2017, the Company entered into the refinancing with Mr. Ryan Drexler, the Company’s Chairman of the Board of Directors, Chief Executive Officer and President (the “Refinancing”). As part of the Refinancing, the Company issued to Mr. Drexler an amended and restated convertible secured promissory note (the “Refinanced Convertible Note”) in the original principal amount of $18.0 million, which amended and restated (i) a convertible secured promissory note dated as of December 7, 2015, amended as of January 14, 2017, in the original principal amount of $6.0 million with an interest rate of 8% prior to the amendment and 10% following the amendment (the “2015 Convertible Note”), (ii) a convertible secured promissory note dated as of November 8, 2016, in the original principal amount of $11.0 million with an interest rate of 10% (the “2016 Convertible Note”) , and (iii) a secured demand promissory note dated as of July 27, 2017, in the original principal amount of $1.0 million with an interest rate of 15% (the “2017 Note”, and together with the 2015 Convertible Note and the 2016 Convertible Note, collectively, the “Prior Notes”). The due date of the 2015 Convertible Note and the 2016 Convertible Note was November 8, 2017. The 2017 Note was due on demand.

Interest rate on the $18.0 million Refinanced Convertible Note was 12% per annum, and interest payments were due on the last day of each quarter. At the Company’s option (as determined by its independent directors), the Company could repay up to one-sixth of any interest payment by either adding such amount to the principal amount of the note or by converting such interest amount into an equivalent amount of the Company’s common stock. Any interest not paid when due would be capitalized and added to the principal amount of the Refinanced Convertible Note and bear interest on the applicable interest payment date along with all other unpaid principal, capitalized interest, and other capitalized obligations. Both the principal and the interest under the Refinanced Convertible Note were due on December 31, 2019, unless converted earlier. Mr. Drexler could convert the outstanding principal and accrued interest into shares of the Company’s common stock at a conversion price of $1.11 per share at any time. The Company could prepay the Refinanced Convertible Note by giving Mr. Drexler between 15 and 60 days’ notice depending upon the specific circumstances, subject to Mr. Drexler’s conversion right.

The Refinanced Convertible Note contained customary events of default, including, among others, the failure by the Company to make a payment of principal or interest when due. Following an event of default, interest would accrue at the rate of 14% per annum. In addition, following an event of default, any conversion, redemption, payment or prepayment of the Refinanced Convertible Note would be at a premium of 105%. The Refinanced Convertible Note also contained customary restrictions on the ability of the Company to, among other things, grant liens or incur indebtedness other than certain obligations incurred in the ordinary course of business. The restrictions are also subject to certain additional qualifications and carveouts, as set forth in the Refinanced Convertible Note. The Refinanced Convertible Note was subordinated to certain other indebtedness of the Company held by Prestige Capital Corporation (“Prestige”) and Crossroads Financial Group, LLC (“Crossroads”).

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

On September 16, 2019, Mr. Ryan Drexler delivered a notice to the Company and its independent directors of his election to convert, effective as of September 16, 2019 (the “Notice Date”), $18.0 million of the amount outstanding under that certain Amended and Restated Convertible Secured Promissory Note, dated as of November 8, 2017 (the “Note”), issued by the Company to Mr. Drexler, into shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at a conversion price of $1.11 per share, pursuant to the terms and conditions of the Note (the “Partial Conversion”). As of the Notice Date, the total amount outstanding under the Note (including principal and accrued and unpaid interest) was equal to $19.3 million. Pursuant to the terms of the Note, the Company instructed the transfer agent to issue to Mr. Drexler 16,216,216 shares (the “Shares”) of its Common Stock in respect of the Partial Conversion.

The outstanding principal and the interest, due on December 31, 2019, were refinanced under a new agreement that took effect on July 1, 2020. See additional information in “Note 14. Subsequent Events” in the notes to the consolidated financial statements.

For the three months ended March 31, 2020 and 2019, interest expense related to the related party convertible secured promissory notes was $76,000 and $0.5 million, respectively. During the three months ended March 31, 2020, no interest was paid in cash to Mr. Drexler; for the three months ended March 31, 2019, $0.4 million in interest was paid in cash to Mr. Drexler.

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

The Revolving Note contains customary events of default, including, among others, the failure by the Company to make a payment of principal or interest when due. Following an event of default, Mr. Drexler is entitled to accelerate the entire indebtedness under the Revolving Note. The Revolving Note also contains customary restrictions on the ability of the Company to, among other things, grant liens or incur indebtedness other than certain obligations incurred in the ordinary course of business. The restrictions are also subject to certain additional qualifications and carveouts. The Revolving Note is subordinated to certain other indebtedness of the Company held by Prestige and Crossroads.

In connection with the Revolving Note, the Company and Mr. Drexler entered into a security agreement dated October 4, 2019 pursuant to which the Revolving Note is secured by all of the assets and properties of the Company and its subsidiaries whether tangible or intangible. As of both March 31, 2020 and December 31, 2019, the outstanding balance on the revolving note was $1.2 million. Both the outstanding principal and all accrued interest, which became due on March 31, 2020, were refinanced under a new agreement that took effect on July 1, 2020. The revolving note is included in “Line of credit” in the consolidated balance sheets. See additional information in “Note 14. Subsequent Events” in the notes to the consolidated financial statements.

Related-Party Note Payable

The Company entered into a collateral receipt and security agreement with Mr. Drexler, dated December 27, 2019 pursuant to which Mr. Drexler agreed to post bond relating to the judgment ruled against the Company in connection with the litigation between the Company and ThermoLife International LLC (“ThermoLife”), pending the appeal. The amount paid by Mr. Drexler on behalf of the Company, including fees, was $0.25 million and was outstanding as of both March 31, 2020 and December 31, 2019. The note payable, which bears interest at the rate of 12% annually was refinanced under a new agreement that took effect on July 1, 2020. The note payable is included in “Accrued and other liabilities” in the consolidated balance sheets. See additional information in “Note 14. Subsequent Events” in the notes to the consolidated financial statements.

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

The Security Agreement also contains customary restrictions on the ability of the Company to, among other things, grant liens, incur debt, and transfer assets. Under the Security Agreement, the Company agreed to grant Crossroads a security interest in all of the Company’s present and future accounts, chattel paper, goods (including inventory and equipment), instruments, investment property, documents, general intangibles, intangibles, letter of credit rights, commercial tort claims, deposit accounts, supporting obligations, documents, records and the proceeds thereof. The Security Agreement has second priority lien on the Company’s assets and is subordinated to the Company’s indebtedness held by Prestige. As of March 31, 2020, and December 31, 2019, we owed Crossroads $2.6 million and $3.0 million, respectively.

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

Secured Borrowing Arrangement

In January 2016, the Company entered into a Purchase and Sale Agreement (the “Purchase and Sale Agreement”) with Prestige, pursuant to which the Company agreed to sell and assign and Prestige agreed to buy and accept, certain accounts receivable owed to the Company (“Accounts”). Under the terms of the Purchase and Sale Agreement, upon the receipt and acceptance of each assignment of Accounts, Prestige will pay the Company 80% of the net face amount of the assigned Accounts, up to a maximum total borrowing of $12.5 million subject to sufficient amounts of accounts receivable to secure the loan. The remaining 20% will be paid to the Company upon collection of the assigned Accounts, less any chargebacks (including chargebacks for any customer amounts that remain outstanding for over 90 days), disputes, or other amounts due to Prestige. Prestige’s purchase of the assigned Accounts from the Company will be at a discount fee which varies from 0.7% to 4%, based on the number of days outstanding from the assignment of Accounts to collection of the assigned Accounts. In addition, the Company granted Prestige a continuing security interest in and first priority lien upon all accounts receivable, inventory, fixed assets, general intangibles, and other assets. The Prestige will have no recourse against the Company if payments are not made due to the insolvency of an account debtor within 90 days of invoice date, with the exception of international and certain domestic customers. The Purchase and Sale Agreement’s term was extended to April 1, 2020 at which point the term now renews automatically for successive one-year periods unless either party receives written notice of cancellation from the other, at minimum, thirty days prior to the expiration date. As of March 31, 2020, and December 31, 2019, the Company had outstanding borrowings of approximately $3.8 million and $4.4 million, respectively.

During the three months ended March 31, 2020 and 2019, the Company assigned to Prestige, accounts with an aggregate face amount of approximately $11.7 million and $10.6 million, respectively, for which Prestige paid to the Company approximately $9.4 million and $8.5 million, respectively, in cash. During the three months ended March 31, 2020 and 2019, $10.0 million and $6.3 million, respectively, was repaid to Prestige, including fees and interest.

On April 10, 2019, the Company and Prestige amended the terms of the agreement. The agreement was extended until April 1, 2020. Thereafter the agreement shall renew itself automatically for one (1) year periods unless either party receives written notice of cancellation from the other, at minimum, thirty (30) days prior to the expiration date.

Note 8. Commitments and Contingencies

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

During the three months ended March 31, 2020 and 2019, the Company recorded a charge of $19,000 and $29,000, respectively. This charge, representing imputed interest, is included in “Interest and other expense, net” in the Company’s consolidated statements of operations.

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

On September 25, 2020, the parties successfully mediated the case to a settlement and the Company agreed to (i) pay approximately $3.1 million (“Owed Amount”) in monthly payments (“Monthly Payments”) from September 1, 2020 through June 30, 2023 and (ii) issue monthly purchase orders (“Purchase Orders”) at minimum amounts accepted by Nutrablend.

MusclePharm agreed to issue Purchase Orders in a combined total amount of at least (i) $1,500,000 from September 1, 2020 through November 30, 2020; (ii) $1,800,000 from December 1, 2020 through February 28, 2021; (iii) $2,100,000 from March 31, 2021 through May 31, 2021; (iv) $2,100,000 from June 1, 2021 through August 31, 2021; and (v) $1,400,000 from September 1, 2021 through October 30, 2021. Beginning on November 1, 2021, MusclePharm will be required to issue monthly Purchase Orders to Nutrablend in a minimum amount of $700,000 until the Owed Amount is paid in full to Nutrablend. In the event that MusclePharm pays the Owed Amount in full before September 1, 2021, MusclePharm is entitled to a rebate on all completed Purchase Orders. Further, once the Monthly Payments, and any additional payments that MusclePharm has made on the Owed Amount, reduce the outstanding balance of the Owed Amount to below $2.0 million, MusclePharm is eligible for an extension of a line of credit from Nutrablend in an amount of up to $3.0 million.

Contingencies

In the normal course of business or otherwise, the Company may become involved in legal proceedings. The Company will accrue a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. The accrual for a litigation loss contingency might include, for example, estimates of potential damages, outside legal fees and other directly related costs expected to be incurred. The Company provides disclosures for material contingencies when there is a reasonable possibility that a loss or an additional loss may be incurred. In assessing whether a loss is a reasonable possibility, the Company may consider the following factors, among others: the nature of the litigation, claim or assessment, available information, opinions or views of legal counsel and other advisors, and the experience gained from similar cases. As of March 31, 2020, the Company was involved in the following material legal proceedings described below.

ThermoLife International

In January 2016, ThermoLife, a supplier of nitrates to MusclePharm, filed a complaint against the Company in Arizona state court. ThermoLife alleged that the Company failed to meet minimum purchase requirements contained in the parties’ supply agreement. In March 2016, the Company filed counterclaims alleging that ThermoLife’s products were defective. Through orders issued in September and November 2018, the court dismissed MusclePharm’s counterclaims and found that the Company was liable to ThermoLife for failing to meet its minimum purchase requirements.

The court held a bench trial on the issue of damages in October 2019, and on December 4, 2019, the court entered judgment in favor of ThermoLife and against the Company in the amount of $1.6 million, comprised of $0.9 million in damages, interest in the amount of $0.3 million and attorneys’ fees and costs in the amount of $0.4 million. The Company recorded $1.6 million in accrued expenses as of December 31, 2018. In the interim, the Company filed an appeal, which is in the process of being briefed, and has posted bonds in the total amount of $0.6 million in order to stay execution on the judgment pending appeal. Of the $0.6 million, $0.25 million (including fees) was paid by Mr. Drexler on behalf of the Company on December 31, 2019. See “Note 7. Debt” for additional information. Subsequent to December 31, 2019, the balance of $0.35 million was secured by a personal guaranty from Mr. Drexler, while the associated fees of $12,500 was paid by the Company.

For both the three months ended March 31, 2020 and 2019, interest expense recognized by the Company on the awarded damages was $22,000.

The Company intends to continuously vigorously pursuing its defenses, including on appeal.

White Winston Select Asset Fund Series MP-18, LLC et al., v. MusclePharm Corp., et al., (Nev. Dist. Ct.; Cal. Superior Court; Colorado Dist. Ct.; Mass. Super. Ct.)

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

On August 22, 2018, Richard Estalella filed an action against the Company and two other defendants in the Colorado District Court for the County of Denver, seeking damages arising out of the IRS’s assertion of tax liability and penalties relating to the 2014 restricted stock grants. The Company has answered Estalella’s complaint, asserted counterclaims against Estalella for his failure to ensure that all withholding taxes were paid in connection with the 2014 restricted stock grants, and filed cross-claims against a valuation firm named in the action for failing to properly value the 2014 restricted stock grants for tax purposes. The Company, on the other hand, is relying on a separate valuation report prepared by a different valuation firm in its defense to the IRS case. This new valuation firm supports the Company’s position.

The Company is waiting on the next steps from the court and will continue to vigorously litigate the matter.

4Excelsior Matter

On March 18, 2019, 4Excelsior, a manufacturer of MusclePharm products, filed an action against MusclePharm in the Superior Court of the State of California for the County of Los Angeles, claiming approximately $6.2 million in damages relating to allegedly unpaid invoices, as well as approximately $7.8 million in consequential damages. On January 27, 2020, MusclePharm filed a counterclaim against 4Excelsior seeking unidentified damages relating to, among other things, 4Excelsior’s failure to fulfill a purchase order. MusclePharm also moved to strike 4Excelsior’s consequential damages on the grounds that they are unrecoverable under the Uniform Commercial Code. The court denied that motion, and the action has proceeded to discovery. The Company has a liability of $5.4 million and $5.3 million as of March 31, 2020 and December 31, 2019, respectively. This liability, which represents past due invoices (May 2018 through March 2019) plus interest, is recorded in “Accounts Payable” in the consolidated balance sheets. Trial has not yet been set, although a Trial Setting Conference was set for December 17, 2020.

On November 16, 2020, the Company and 4Excelsior entered into a stipulation of settlement that provided that the Company would pay to 4Excelsior a total of $4,750,000, in four monthly payments of $70,000, beginning January 5, 2021, and thereafter in monthly payments of $100,000. The parties have not yet entered into a settlement agreement giving effect to the stipulation of settlement.

Note 9. Stockholders’ Deficit

Common Stock

The fair value of all stock issuances is based upon the quoted closing trading price on the date of issuance. Common stock outstanding as of March 31, 2020 includes shares legally outstanding, even if subject to future vesting. For the three months ended March 31, 2020, the Company had the following transactions related to its common stock including restricted stock awards (in thousands, except share and per share data):

Transaction Type	Quantity (Shares)	Valuation	Range of Value per Share
Stock issued for advertising services	101,454	$91	$0.90
Total	101,454	$91	$0.90

For the three months ended March 31, 2019, the Company had the following transactions related to its common stock including restricted stock awards (in thousands, except share and per share data):

Transaction Type	Quantity (Shares)	Valuation	Range of Value per Share
Stock issued for advertising services	336,113	$303	$0.90
Total	336,113	$303	$0.90

Warrants

For the three months ended March 31, 2020 and 2019, the Company did not issue any warrants. As of March 31, 2020 and 2019, the Company had outstanding warrants of 1,289,378 shares and 1,389,378, respectively.

Treasury Stock

For the three months ended March 31, 2020 and 2019, the Company did not repurchase any shares of its common stock and held 875,621 shares in treasury as of both March 31, 2020 and 2019.

Note 10. Stock-Based Compensation

Restricted Stock

The Company’s stock-based compensation for the three months ended March 31, 2020 and 2019 consisted primarily of restricted stock awards. The restricted stock awards granted to employees, executives and Board members during the three months ended March 31, 2020 was as follows:

	Unvested Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance – December 31, 2019	690,132	$0.42
Granted	—
Vested	(148,810)	0.42
Unvested balance – March 31, 2020	541,322	0.42

There were no restricted stock awards granted during the three months ended March 31, 2020 or 2019, respectively. As of March 31, 2020, the total unrecognized expense for unvested restricted stock awards, net of expected forfeitures, was $0.1 million, which is expected to be amortized over a weighted average period of 0.3 years.

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

Stock Options Summary Table

The following table describes the total options outstanding, granted, exercised, expired and forfeited as of and during the three months ended March 31, 2020. Shares obtained from the exercise of our options are subject to various trading restrictions.

	Options Pursuant to the 2015 Plan	Weighted Average Exercise Price Per Share	Weighted Average Fair Value of Options	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Issued and outstanding as of December 31, 2019	171,703	$1.89	$1.72	6.17	—
Granted	—	—	—	—	—
Exercised	—	—	—	—	—
Forfeited	—	—	—	—	—
Issued and outstanding as of March 31, 2020	171,703	$1.89	$1.72	5.89	—
Exercisable as of March 31, 2020	171,703	$1.89	$1.72	5.89	—

For the three months ended March 31, 2020 and 2019, the Company recorded no stock compensation expense related to options.

Note 11. Net Loss per Share

Basic net loss per share is computed by dividing net loss for the period by the weighted average number of shares of common stock outstanding during each period. There was no dilutive effect for the outstanding potentially dilutive securities for either the three months ended March 31, 2020 or 2019, as the Company reported a net loss for both periods.

The following table sets forth the computation of the Company’s basic and diluted net loss per share for the periods presented (in thousands, except share and per share data):

	For the Three Months Ended March 31,
	2020	2019
Net loss	$(60)	$(4,505)
Weighted average common shares used in computing net loss per share, basic and diluted	32,459,675	15,183,402
Net loss per share, basic and diluted	$(0.00)	$(0.30)

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

There was no dilutive effect for the outstanding awards for the three months ended March 31, 2020 and 2019, as the Company reported a net loss for both periods. However, if the Company had net income for the three months ended March 31, 2020, the potentially dilutive securities included in the earnings per share computation would have been 2,934,377. If the Company had net income for the three months ended March 31, 2019, the potentially dilutive securities included in the earnings per share computation would have been 17,912,297.

Total outstanding potentially dilutive securities were comprised of the following:

	As of March 31,
	2020	2019
Stock options	171,703	171,703
Warrants	1,289,378	1,389,378
Unvested restricted stock	541,322	135,000
Convertible notes	931,974	16,216,216
Total common stock equivalents	2,934,377	17,912,297

Note 12. Income Taxes

The Company recorded a tax provision of $22,000 and $10,000 for the three months ended March 31, 2020 and 2019, respectively.

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

Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has established a full valuation allowance as it is more likely than not that the tax benefits will not be realized as of March 31, 2020. Utilization of net operating losses and R&D credits may be limited due to potential ownership changes under Section 382 of the IRS Code. The Company is currently undergoing a review of its net operating losses in connection with the conversion of Mr. Drexler’s convertible note in September 2019. It is anticipated that the utilization of the net operating losses carry-forwards may be limited as a result of the conversion. These pre-2018 net operating loss carry-forwards and federal R&D credits have expiration dates starting in 2025 through 2037.

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

Revenue, net by geography is based on the company addresses of the customers. The following table sets forth revenue, net by geographic area (in thousands):

	For the Three Months Ended March 31,
	2020	2019
Revenue, net:
United States	$11,847	$12,987
International	4,384	5,788
Total revenue, net	$16,231	$18,775

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

Paycheck Protection Program Loan

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

The Note is expected to mature on May 16, 2022. Payments were due by November 16, 2020 (the “Deferment Period”) and interest was accrued during the Deferment Period. However, the Flexibility Act, which was signed into law on June 5, 2020, extended the Deferment Period to the date that the forgiven amount is remitted by the United States Small Business Administration (“SBA”) to HSBF. The Company is in the process of filling out the forgiveness application form.

Related-Party Refinanced Convertible Note

On August 21, 2020, the Company entered into a refinancing agreement with Mr. Ryan Drexler, the Company’s Chairman of the Board of Directors, Chief Executive Officer and President (the “2020 Refinancing”), with an effective date of July 1, 2020. As part of the 2020 Refinancing, the Company issued to Mr. Drexler an amended and restated convertible secured promissory note (the 2020 “Refinanced Convertible Note”) in the original principal amount of $2,735,199, which amended and restated (i) a convertible secured promissory note dated as of November 8, 2017, $1,134,483 of which was outstanding as of July 1, 2020 (ii) a collateral receipt and security agreement with Mr. Drexler dated as of December 27, 2019, $252,500 of which was outstanding as of July 1, 2020, and (iii) a secured revolving promissory note dated as of October 4, 2019, $1,348,216 of which was outstanding as of July 1, 2020. The $2.7 million 2020 Refinanced Convertible Note bears interest at the rate of 12% per annum.

The 2020 Refinanced Convertible Note contains customary restrictions on the ability of the Company to, among other things, grant liens or incur indebtedness other than certain obligations incurred in the ordinary course of business. The restrictions are also subject to certain additional qualifications and carveouts, as set forth in the 2020 Refinanced Convertible Note. The 2020 Refinanced Convertible Note is subordinated to certain other indebtedness of the Company held by Prestige and Crossroads. The Company may prepay the 2020 Refinanced Convertible Note by giving Mr. Drexler between 15 and 60 days’ notice depending upon the specific circumstances, subject to Mr. Drexler’s conversion right. Mr. Drexler may convert the outstanding principal and accrued interest into shares of the Company’s common stock at a conversion price equal to or greater than (i) the closing price per share of the common stock on the last business day immediately preceding November 1, 2020 or (ii) $0.17.

All outstanding principal and accrued but unpaid interest under the 2020 Refinanced Convertible Note were due and payable on November 1, 2020. The Note is currently in default and the Company is in negotiations with Mr. Drexler to either convert the 2020 Refinanced Convertible Note or amend the 2020 Refinancing by the end of November 2020. Interest accrued but unpaid will be capitalized on the due date and added to the principal amount of the 2020 Refinanced Convertible Note.

Sublease of Burbank Office

On July 24, 2020, the Company entered into a sublease agreement (“Sublease Agreement”) with a third-party to sublease the office building at Burbank. The sublease commenced on September 15, 2020 and would be in effect through the remainder of the Company’s lease term (September 15, 2020 through September 30, 2022). Rent will be abated between November 1, 2020 and December 31, 2020 for a total of one and a half months.

Related Party Secured Revolving Promissory Note

On October 15, 2020, the Company entered into a secured revolving promissory note (the “Revolving Note”) with Ryan Drexler, the Chief Executive Officer, President and Chairman of the Board of Directors of the Company. Under the terms of the Revolving Note, the Company can borrow up to $3.0 million. The Revolving Note bears interest at the rate of 12% per annum. The use of funds will be used for the purchase of whey protein and other general corporate purposes. Both the outstanding principal, if any, and all accrued interest under the Revolving Note are due on March 31, 2021. The Company may prepay the Revolving Note by giving Mr. Drexler one days’ advance written notice. The Revolving Note contains customary events of default, including, among others, the failure by the Company to make a payment of principal or interest when due. Following an event of default, Mr. Drexler is entitled to accelerate the entire indebtedness under the Revolving Note. The Revolving Note also contains customary restrictions on the ability of the Company to, among other things, grant liens or incur indebtedness other than certain obligations incurred in the ordinary course of business. The restrictions are also subject to certain additional qualifications and carveouts, as set forth in the Revolving Note. The Revolving Note is subordinated to certain other indebtedness of the Company held by Prestige and Crossroads. In connection with the Revolving Note, the Company and Mr. Drexler entered into a fifth amended and restated security agreement dated October 15, 2020 (the “Security Agreement”) pursuant to which the Revolving Note is secured by all of the assets and properties of the Company and its subsidiaries whether tangible or intangible.

There are no other events subsequent to March 31, 2020 that have not been described in the accompanying footnotes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (the “Form 10-Q”), and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”), as filed with the Securities and Exchange Commission on August 25, 2020. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section entitled “Risk Factors” included elsewhere in this Form 10-Q. Except as otherwise indicated herein, the terms “MusclePharm,” “Company,” “we,” “our” and “us” refer to MusclePharm Corporation and its subsidiaries.

Overview

MusclePharm Corporation is a scientifically driven, performance lifestyle company that develops, markets, and distributes branded nutritional products. We offer a broad range of performance powders, bars, capsules, tablets and on-the-go ready to eat protein snacks. Our portfolio of recognized brands, including MusclePharm® and FitMiss®, are marketed and sold in more than 100 countries globally. Our corporate headquarters are located in Calabasas, CA.

Our offerings are clinically developed through a six-stage research process, and all of our manufactured products are rigorously vetted for banned substances by the leading quality assurance program, Informed-Choice. While we initially drove growth in the Specialty retail channel, in recent years we have expanded our focus to drive sales and retailer growth across leading e-commerce, Food Drug & Mass, and Club retail channels, including Amazon, Costco, Kroger, Walgreens, and many others.

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

While revenue, net is down for 2020 compared to 2019, there are multiple factors contributing to this decline. Our revenue for 2020 is down primarily as a result of a reduction in promotional discounts, resulting in lower sales volume with certain customers, and to a lesser degree, due to the impact of COVID-19, resulting in a decline in our Specialty, International, and Food, Drug, and Mass (“FDM”) sales. Management continues to monitor the business environment for any significant changes that could impact the Company’s operations. The Company has taken proactive steps to manage costs and discretionary spending, such as remote working and reducing facility related expense.

Results of Operations

Comparison of the Three Months Ended March 31, 2020 to the Three Months Ended March 31, 2019

	For the Three Months Ended March 31,
($ in thousands)	2020	2019	$ Change	% Change
Revenue, net	$16,231	$18,775	$(2,544)	(14)%
Cost of revenue	11,422	15,855	(4,433)	(28)
Gross profit	4,809	2,920	1,889	65
Operating expenses:
Advertising and promotion	125	751	(626)	(83)
Salaries and benefits	1,681	1,880	(199)	(11)
Selling, general and administrative	1,911	2,889	(978)	(34)
Professional fees	541	726	(185)	(25)
Total operating expenses	4,258	6,246	(1,988)	(32)
Income (loss) from operations	551	(3,326)	3,877	(117)
Other expense:
Loss on settlement of obligations	(50)	(4)	(46)	1150
Interest and other expense, net	(539)	(1,165)	626	(54)
Loss before provision for income taxes	(38)	(4,495)	4,457	(99)
Provision for income taxes	22	10	12	120
Net loss	$(60)	$(4,505)	$4,445	(99)%

The following table presents our operating results as a percentage of revenue, net for the periods presented:

	For the Three Months Ended March 31,
	2020	2019
Revenue, net	100%	100%
Cost of revenue	70	84
Gross profit	30	16
Operating expenses:
Advertising and promotion	1	4
Salaries and benefits	10	10
Selling, general and administrative	12	15
Professional fees	3	4
Total operating expenses	26	33
Income (loss) from operations	4	(17)
Other expense:
Loss on settlement obligation	—	—
Interest and other expense, net	(4)	(6)
Loss before provision for income taxes	—	(23)
Provision for income taxes	—	—
Net loss	—%	(23)%

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

The MusclePharm brands are marketed across major global retail distribution channels. Below is a table of revenue, net by our major distribution channel:

	For the Three Months Ended March 31,
	2020	% of Total	2019	% of Total
Distribution Channel
Specialty	$8,036	50%	$9,044	48%
International	4,384	27%	5,788	31%
FDM	3,811	23%	3,943	21%
Total	$16,231	100%	$18,775	100%

Revenue, net reflects the transaction prices for contracts, which includes products shipped at selling list prices reduced by variable consideration. We record sales incentives as a direct reduction of revenue for various discounts provided to our customers consisting primarily of volume incentive rebates and promotional related credits. We accrue for sales discounts over the period they are earned. Sales discounts are a significant part of our marketing plan to our customers as they help drive increased sales and brand awareness with end users through promotions that we support through our distributors and re-sellers.

Revenue, net decreased $2.5 million, or 14%, to $16.2 million for the three months ended March 31, 2020, compared to $18.8 million for the three months ended March 31, 2019. Revenue, net for the three months ended March 31, 2020 decreased primarily due to a decline in our international sales of $1.4 million, and a decrease in domestic sales of $1.1 million. The decrease in international sales was primarily due to lower sales volumes due to a reduction in discounts offered to these customers. The decrease in Specialty is primarily due to lower sales volumes due to a reduction in discounts offered to these customers, in particular iHerb, which represented 14% of revenue, net for the three months ended March 31, 2019, and only 5% of revenue, net for the three months ended March 31, 2020.

Discounts and sales allowances decreased to 20% of gross revenue, or $4.0 million, for the three months ended March 31, 2020, from 29% of gross revenue, or $7.6 million for the same period in 2019. Discounts and sales allowance will fluctuate based on customer mix and changes in discretionary promotional activity. The decline in discounts offered to our customers decreased our sales order volume, resulting in a decrease in gross sales.

During the three months ended March 31, 2020 and 2019, our largest customer, Costco Wholesale Corporation (both domestic and foreign, “Costco”), accounted for approximately 36% and 26% of our revenue, net, respectively.

Cost of Revenue and Gross Profit

Cost of revenue for MusclePharm products is directly related to the production, manufacturing, and freight-in of the related products purchased from third party contract manufacturers. We use contract manufacturers to drop ship products directly to our customers, as well as ship product to our warehouse in Tennessee. The Tennessee warehouse is operated with our equipment and employees, and we own the related inventory.

Our gross profit fluctuates due to several factors, including sales incentives, new product introductions and upgrades to existing product lines, changes in customer and product mixes, the mix of product demand, shipment volumes, our product costs, pricing, and inventory write-downs. Our cost of revenue for the three months ended March 31, 2020 decreased from the same period in 2019 primarily as a result of lower revenues and lower protein prices.

Costs of revenue decreased 28% to $11.4 million for the three months ended March 31, 2020, compared to $15.9 million for the same period in 2019. This decrease was due, in part, to lower revenues, with gross revenue for the three months ended March 31, 2020 decreasing 24% compared to the same period in 2019. The remainder of the decrease in costs of revenue was due to reductions in protein prices. Gross profit for the three months ended March 31, 2020 increased 65% to $4.8 million, compared to $2.9 million for the same period in 2019. Gross profit was 30% of revenue, net for the three months ended March 31, 2020 compared to 16% of revenue, net for the same period in 2019. Positively impacting the gross profit percentage was a decrease of 9% in promotional discounts, as a percentage of revenue, net, and a decrease in protein prices for the three months ended March 31, 2020 compared to the three months ended March 31, 2019, further contributing to the gross profit percentage increase.

Operating Expenses

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

Advertising and promotion expense decreased 83% to $0.1 million for the three months ended March 31, 2020, or 1% of revenue, net compared to $0.8 million, or 4% of revenue, net for the same period in 2019. Advertising and promotion expense primarily include expenses related to club demonstrations, print and online advertising, trade shows and strategic partnerships with athletes and sports teams. The decrease for 2020 is related to reduced spending in each category in an effort to reduce expenses.

Salaries and Benefits

Salaries and benefits consist primarily of salaries, bonuses, benefits, and stock-based compensation. Personnel costs are a significant component of our operating expenses.

Salaries and benefits decreased 11% to $1.7 million, or 10% of revenue, net for the three months ended March 31, 2020 compared to $1.9 million, or 10% of revenue, net for the same period in 2019 primarily due to reductions in headcount and headcount related costs and severance expenses.

Selling, General and Administrative

Our selling, general and administrative expenses consist primarily of depreciation and amortization, research and development, information technology equipment and network costs, facilities related expenses, director’s fees, which include both cash and stock-based compensation, insurance, rental expenses related to equipment leases, supplies, legal settlement costs, and other corporate expenses.

Selling, general and administrative expenses decreased 34% to $1.9 million, or 12% of revenue, net for three months ended March 31, 2020, compared to $2.9 million, or 15% of revenue, net for the three months ended March 31, 2019 primarily due to lower freight costs of $0.4 million (due to change of carriers, shipping locations and decreased revenue), reduced travel of $0.1 million, reduced bad debt expenses of $0.2 million, reduced other expenses (such as travel, entertainment and dues and memberships) of $0.1 million, reduced fees of $0.1 million and miscellaneous other reductions. These reductions are in line with the Company’s cost reduction strategy.

Professional Fees

Professional fees consist primarily of legal fees, accounting and audit fees, consulting fees, which includes both cash and stock-based compensation, and investor relations costs.

Professional fees decreased 25% to $0.5 million, or 3% of revenue, net for the three months ended March 31, 2020, compared to $0.7 million, or 4% of revenue, net for the same period in 2019 primarily due to lower legal fees as a result of decreased litigation and costs related to the Company’s restatement of its 2018 and 2017 financial results.

Interest and other expense, net

For the three months ended March 31, 2020 and 2019, “Interest and other expense, net” consisted of the following (in thousands):

	For the Three Months Ended March 31,
	2020	2019

Interest expense, related party	$(76)	$(532)
Interest expense, related party debt discount	—	(15)
Interest expense, other	(157)	(293)
Interest expense, secured borrowing arrangement	(365)	(225)
Foreign currency transaction loss	(34)	(200)
Other	93	100
Total interest and other expense, net	$(539)	$(1,165)

“Other” includes sublease income and gain on disposal of property and equipment.

Net interest and other expense for the three months ended March 31, 2020 decreased 54%, or $0.6 million, compared to the same period in 2019. The decrease is primarily related to lower interest and amortized discount expense related to the Refinanced Convertible Note (as defined below), of which the principal balance of $18.0 million was converted to common stock in September 2019. This decrease was partially offset by increased factoring and financing fees on the secured borrowing arrangement.

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

Liquidity and Capital Resources

The Company has incurred significant losses and experienced negative cash flows since inception. As of March 31, 2020, the Company had cash of $0.6 million, a decline of $0.9 million from the December 31, 2019 balance of $1.5 million. As of March 31, 2020, we had a working capital deficit of $29.1 million, a stockholders’ deficit of $27.9 million and an accumulated deficit of $195.9 million resulting from recurring losses from operations. As a result of our history of losses and financial condition, there is substantial doubt about our ability to continue as a going concern. For financial information concerning more recent periods, see our reports for such periods filed with the SEC.

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

In response to the Company’s continued net loss in 2019, management implemented the following measures to improve gross profit:

1)	reduced or eliminated sales to low or negative margin customers;
2)	reduced product discounts and promotional activity;
3)	implemented a more aggressive SKU reduction;
4)	formed a pricing committee to review all orders to better align gross profit expectations with product availability.

As a result of these measures, as well as a reduction in protein prices, the Company realized increased gross profit in the fourth quarter of 2019, a trend which continued into the third quarter of 2020. Beginning in April 2020, the Company experienced a slowdown, which has continued to date, in sales from its retail customers, including its largest customer. This decline has been partially offset by a growth in sales to our largest online customers, although there can be no assurances that such growth will continue, or that the Company will have the financial resources to produce the additional quantities required by these customers. In 2020, the Company also negotiated lower costs of goods sold with our co-manufacturers. Management believes reductions in operating costs and continued focus on gross profit will allow us to ultimately achieve profitability, however, the Company can give no assurances that this will occur. To manage cash flow, we have entered into numerous financing arrangements outlined below.

Our net consolidated cash flows are as follows (in thousands):

	For the Three Months Ended March 31,
	2020	2019
Consolidated Statements of Cash Flows Data:
Net cash provided by (used in) operating activities	$161	$(4,827)
Net cash provided by (used in) investing activities	11	(13)
Net cash (used in) provided by financing activities	(1,086)	3,131
Effect of exchange rate changes on cash	—	5
Net change in cash	$(914)	$(1,704)

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

Our operating cash flows were $5.0 million higher for the three months ended March 31, 2020 compared to the same period in 2019. The variance includes a source of cash provided by a reduction in net loss period over period of $4.4 million, offset by a use of cash due to a change in non-cash adjustments of $0.6 million. This variance finally includes a source of cash provided by a change in net operating assets and liabilities of $1.2 million. The current period change in net operating assets and liabilities is primarily the result of an increase in accounts receivable of $0.8 million, increase in prepaid expenses and other current assets of $0.5 million, and an increase in our inventory balance of $0.3 million, offset by an increase in accounts payable and accrued liabilities of $1.3 million and a decrease in other assets of $0.2 million, which together provided a source of cash flow. The increase in accounts payable and accrued liabilities was primarily due to increased accrued interest and non-payment of vendor invoices as part of the Company’s cash conservation management policies. During the three months ended March 31, 2019, the change in net operating assets and liabilities was primarily the result of a decrease in account receivable of $0.6 million due to lower revenue, paydown of our accounts payable and accrued labilities of $5.2 million relating to payments in connection with legal settlements and past due vendor balances, partially offset by a decrease in our inventory balance of $3.7 million, which provided a source of cash flow.

Investing Activities

During the three months ended March 31, 2020, we received $11,000 of proceeds from the disposal of property and equipment. During the three months ended March 31, 2019, we used $13,000 for the purchase of property and equipment.

Financing Activities

Cash used in financing activities for the three months ended March 31, 2020 was $1.1 million, as compared to cash provided by financing activities of $3.1 million for the three months ended March 31, 2019. Cash provided from the secured borrowing arrangement in both periods was offset by repayments of outstanding debt.

Indebtedness Agreements

Related-Party Refinanced Convertible Note

On November 3, 2017, the Company entered into the refinancing with Mr. Ryan Drexler, the Company’s Chairman of the Board of Directors, Chief Executive Officer and President (the “Refinancing”). As part of the Refinancing, the Company issued to Mr. Drexler an amended and restated convertible secured promissory note (the “Refinanced Convertible Note”) in the original principal amount of $18.0 million, which amended and restated (i) a convertible secured promissory note dated as of December 7, 2015, amended as of January 14, 2017, in the original principal amount of $6.0 million with an interest rate of 8% prior to the amendment and 10% following the amendment (the “2015 Convertible Note”), (ii) a convertible secured promissory note dated as of November 8, 2016, in the original principal amount of $11.0 million with an interest rate of 10% (the “2016 Convertible Note”) , and (iii) a secured demand promissory note dated as of July 27, 2017, in the original principal amount of $1.0 million with an interest rate of 15% (the “2017 Note”, and together with the 2015 Convertible Note and the 2016 Convertible Note, collectively, the “Prior Notes”). The due date of the 2015 Convertible Note and the 2016 Convertible Note was November 8, 2017. The 2017 Note was due on demand.

Interest rate on the $18.0 million Refinanced Convertible Note was 12% per annum, and interest payments were due on the last day of each quarter. At the Company’s option (as determined by its independent directors), the Company could repay up to one-sixth of any interest payment by either adding such amount to the principal amount of the note or by converting such interest amount into an equivalent amount of the Company’s common stock. Any interest not paid when due would be capitalized and added to the principal amount of the Refinanced Convertible Note and bear interest on the applicable interest payment date along with all other unpaid principal, capitalized interest, and other capitalized obligations. Both the principal and the interest under the Refinanced Convertible Note were due on December 31, 2019, unless converted earlier. Mr. Drexler could convert the outstanding principal and accrued interest into shares of the Company’s common stock at a conversion price of $1.11 per share at any time. The Company could prepay the Refinanced Convertible Note by giving Mr. Drexler between 15 and 60 days’ notice depending upon the specific circumstances, subject to Mr. Drexler’s conversion right.

The Refinanced Convertible Note contained customary events of default, including, among others, the failure by the Company to make a payment of principal or interest when due. Following an event of default, interest would accrue at the rate of 14% per annum. In addition, following an event of default, any conversion, redemption, payment or prepayment of the Refinanced Convertible Note would be at a premium of 105%. The Refinanced Convertible Note also contained customary restrictions on the ability of the Company to, among other things, grant liens or incur indebtedness other than certain obligations incurred in the ordinary course of business. The restrictions are also subject to certain additional qualifications and carveouts, as set forth in the Refinanced Convertible Note. The Refinanced Convertible Note was subordinated to certain other indebtedness of the Company held by Prestige and Crossroads.

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

On September 16, 2019, Mr. Ryan Drexler delivered a notice to the Company and its independent directors of his election to convert, effective as of September 16, 2019 (the “Notice Date”), $18.0 million of the amount outstanding under that certain Amended and Restated Convertible Secured Promissory Note, dated as of November 8, 2017 (the “Note”), issued by the Company to Mr. Drexler, into shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at a conversion price of $1.11 per share, pursuant to the terms and conditions of the Note (the “Partial Conversion”). As of the Notice Date, the total amount outstanding under the Note (including principal and accrued and unpaid interest) was equal to $19.3 million. Pursuant to the terms of the Note, the Company instructed the transfer agent to issue to Mr. Drexler 16,216,216 shares (the “Shares”) of its Common Stock in respect of the Partial Conversion.

The outstanding principal and the interest, due on December 31, 2019, were refinanced under a new agreement that took effect on July 1, 2020. See additional information in “Note 14. Subsequent Events” in the notes to the consolidated financial statements.

For the three months ended March 31, 2020 and 2019, interest expense related to the related party convertible secured promissory notes was $76,000 and $0.5 million, respectively. During the three months ended March 31, 2020, no interest was paid in cash to Mr. Drexler; for the three months ended March 31, 2019, $0.4 million in interest was paid in cash to Mr. Drexler.

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

The Revolving Note contains customary events of default, including, among others, the failure by the Company to make a payment of principal or interest when due. Following an event of default, Mr. Drexler is entitled to accelerate the entire indebtedness under the Revolving Note. The Revolving Note also contains customary restrictions on the ability of the Company to, among other things, grant liens or incur indebtedness other than certain obligations incurred in the ordinary course of business. The restrictions are also subject to certain additional qualifications and carveouts. The Revolving Note is subordinated to certain other indebtedness of the Company held by Prestige and Crossroads.

In connection with the Revolving Note, the Company and Mr. Drexler entered into a security agreement dated October 4, 2019 pursuant to which the Revolving Note is secured by all of the assets and properties of the Company and its subsidiaries whether tangible or intangible. As of both March 31, 2020 and December 31, 2019, the outstanding balance on the revolving note was $1.2 million. Both the outstanding principal and all accrued interest, which became due on March 31, 2020, were refinanced under a new agreement that took effect on July 1, 2020. The revolving note is included in “Line of credit” in the consolidated balance sheets. See additional information in “Note 14. Subsequent Events” in the notes to the consolidated financial statements.

Related-Party Note Payable

The Company entered into a collateral receipt and security agreement with Mr. Drexler, dated December 27, 2019 pursuant to which Mr. Drexler agreed to post bond relating to the judgment ruled against the Company in connection with the litigation between the Company and ThermoLife, pending the appeal. The amount paid by Mr. Drexler on behalf of the Company, including fees, was $0.25 million and was outstanding as of both March 31, 2020 and December 31, 2019. The note payable, which bears interest at the rate of 12% annually was refinanced under a new agreement that took effect on July 1, 2020. The note payable is included in “Accrued and other liabilities” in the consolidated balance sheets. See additional information in “Note 14. Subsequent Events” in the notes to the consolidated financial statements.

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

Under the Security Agreement, the Company agreed to grant Crossroads a security interest in all our present and future accounts, chattel paper, goods (including inventory and equipment), instruments, investment property, documents, general intangibles, intangibles, letter of credit rights, commercial tort claims, deposit accounts, supporting obligations, documents, records and the proceeds thereof. The Security Agreement has second priority lien on the Company’s assets and is subordinated to the Company’s indebtedness held by Prestige. As of March 31, 2020, and December 31, 2019, we owed Crossroads $2.6 million and $3.0 million, respectively.

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

Secured Borrowing Arrangement

In January 2016, the Company entered into a Purchase and Sale Agreement (the “Purchase and Sale Agreement”) with Prestige, pursuant to which the Company agreed to sell and assign and Prestige agreed to buy and accept, certain accounts receivable owed to the Company (“Accounts”). Under the terms of the Purchase and Sale Agreement, upon the receipt and acceptance of each assignment of Accounts, Prestige will pay the Company 80% of the net face amount of the assigned Accounts, up to a maximum total borrowing of $12.5 million subject to sufficient amounts of accounts receivable to secure the loan. The remaining 20% will be paid to the Company upon collection of the assigned Accounts, less any chargebacks (including chargebacks for any customer amounts that remain outstanding for over 90 days), disputes, or other amounts due to Prestige. Prestige’s purchase of the assigned Accounts from the Company will be at a discount fee which varies from 0.7% to 4%, based on the number of days outstanding from the assignment of Accounts to collection of the assigned Accounts. In addition, the Company granted Prestige a continuing security interest in and first priority lien upon all accounts receivable, inventory, fixed assets, general intangibles, and other assets. The Prestige will have no recourse against the Company if payments are not made due to the insolvency of an account debtor within 90 days of invoice date, with the exception of international and certain domestic customers. The Purchase and Sale Agreement’s term was extended to April 1, 2020 at which point the term now renews automatically for successive one-year periods unless either party receives written notice of cancellation from the other, at minimum, thirty days prior to the expiration date. As of March 31, 2020, and December 31, 2019, the Company had outstanding borrowings of approximately $3.8 million and $4.4 million, respectively.

During the three months ended March 31, 2020 and 2019, the Company assigned to Prestige, accounts with an aggregate face amount of approximately $11.7 million and $10.6 million, respectively, for which Prestige paid to the Company approximately $9.4 million and $8.5 million, respectively, in cash. During the three months ended March 31, 2020 and 2019, $10.0 million and $6.3 million, respectively, was repaid to Prestige, including fees and interest.

On April 10, 2019, the Company and Prestige amended the terms of the agreement. The agreement was extended until April 1, 2020. Thereafter the agreement shall renew itself automatically for one (1) year periods unless either party receives written notice of cancellation from the other, at minimum, thirty (30) days prior to the expiration date.

Paycheck Protection Program Loan

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

The Note is expected to mature on May 16, 2022. Payments were due by November 16, 2020 (the “Deferment Period”) and interest was accrued during the Deferment Period. However, the Flexibility Act, which was signed into law on June 5, 2020, extended the Deferment Period to the date that the forgiven amount is remitted by the United States Small Business Administration (“SBA”) to HSBF. The Company is in the process of filling out the forgiveness application form.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2020.

Non-GAAP Adjusted EBITDA

In addition to disclosing financial results calculated in accordance with GAAP, this Form 10-Q discloses Adjusted EBITDA, which is net loss adjusted for items such as stock-based compensation, gain or loss on disposal of property and equipment, interest and other expense, net, depreciation of property and equipment, amortization of intangible assets, provision for doubtful accounts and taxes.

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

Set forth below are reconciliations of our reported GAAP net loss to Adjusted EBITDA (in thousands):

	For the Three Months ended	For the Three Months ended
	March 31, 2020	March 31, 2019

Net Loss	$(60)	(4,505)

Non-GAAP adjustments:
Stock-based compensation	100	64
(Gain) loss on disposal of property and equipment	(11)	5
Interest and other expense, net	539	1,165
Depreciation and amortization of property and equipment	63	116
Amortization of intangible assets	80	80
Provision for doubtful accounts	11	167
Provision for income taxes	22	10

Adjusted EBITDA	$744	$(2,898)

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

Note 2, “Summary of Significant Accounting Policies” in Part I, Item 1 of this Form 10-Q; “Notes to Consolidated Financial Statements” in Part II, Item 8 of the 2019 Form 10-K; and “Critical Accounting Policies and Estimates” in Part I, Item 7 of the 2019 Form 10-K describe the significant accounting policies and methods used in the preparation of our consolidated financial statements.

There have been no material changes to our critical accounting policies and estimates since the 2019 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company qualifies as a smaller reporting company as defined in Item 10(f)(1) of SEC Regulation S-K, and is not required to provide the information required by this Item.

Item 4. Controls and Procedures

i)	Background

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

Other Adjustments Resulting from Reconsidering Previously Issued Financial Statements

As a result of issues identified during the Audit Committee investigation, management reconsidered the Company’s previously issued consolidated financial statements and as a result additional corrections to the Company’s previously issued consolidated financial statements for each of the quarterly reporting periods ended September 30, 2018 and for the year ended December 31, 2017 were identified. These errors, for each period presented below, were primarily due to the following:

●	Improper classification of trade promotions, payable to the Company’s customers, as operating expenses instead of a reduction in revenue;

●	Improper cut-off related to sales transactions recorded prior to transfer of control to customers in 2018 and risk of loss transferred to the customer in 2017;

●	Corrections of estimates of the expected value of customer payments, in the form of credits, issued to customers;

●	Untimely recording of the change in the estimated useful life of leasehold improvements and an asset retirement obligation related to a modification to the lease of the Company’s former headquarters;

●	Incorrect treatment of debt discounts related to the related-party convertible note; and

●	Other period-end expense cut off.

Other adjustments include, but are not limited to the following; purchase price variances, accrual for legal fees, payroll tax adjustment on restricted stock, rebate receivable and recognizing revenue on a net versus gross basis. Accumulated deficit has been adjusted to reflect changes to net loss, for each period restated.

(ii)	Evaluation of disclosure controls and procedures

The principal executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures as of March 31, 2020. Based on this evaluation, they concluded that because of the material weaknesses in our internal control over financial reporting discussed below, the disclosure controls and procedures were not effective as required under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

(iii)	Management’s report on internal control over financial reporting

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

As described above, management reconsidered the Company’s previously issued financial statements resulting in corrections to our unaudited consolidated financial statements for each of the quarterly periods ended September 30, 2018 and our audited consolidated financial statements as of and for the year ended December 31, 2017, which are contained in Note 16, “Changes and Correction of Errors in Previously Reported Consolidated Financial Statements” located in Item 8 of the 2019 Annual Report on Form 10-K filed with the SEC on August 25, 2020.

We have identified the following material weaknesses in connection with these issues:

CONTROL ENVIRONMENT AND CONTROL ACTIVITIES

●	Management did not maintain an effective control environment, including ensuring that required accounting methodologies, policies, and technical accounting personnel were in place. This control deficiency led to a series of corrections related to the years 2018 and 2017 and resulted in a restatement to the respective previously issued financial statements.

●	The Company did not properly classify payments to customers, primarily for promotional activity, as a reduction in the transaction price with its customers, instead treating such payments as an advertising and promotions activity, a component of operating expense.

●	The Company reported certain sales transactions prior to transfer of control of goods, inconsistent with customer sales agreements and the Company’s customary practices.

●	The Company did not properly estimate the expected value of customer payments, in the form of credits, at each quarter period end in 2018. In addition, the Company understated its accrual for customers’ credits for the year ended December 31, 2017.

●	The Company did not adjust the estimated useful life of its leasehold improvements nor an asset retirement obligation in the proper period for its former headquarters.

THE COMPANY DOES NOT MAINTAIN ADEQUATE INTERNAL CONTROL DOCUMENATION AND TESTING PROCEDURES

●	The Company lacks the proper internal control documentation and testing, and therefore internal controls were not consistently performed. Management has concluded that the foregoing was attributable to several factors including the lack of finance leadership, not retaining a third-party professional Sarbanes-Oxley (“SOX”) testing consultant, and significant management turnover. Therefore, management has not documented and enforced an appropriate level of review and controls, including properly documented entity level, information technology general controls including appropriate user access controls, and business process controls.

Remediation

Our remedial actions to date and remediation plans to be undertaken in response to the findings of the Audit Committee’s investigation and the material weaknesses on internal control over financial reporting and our conclusions reached in evaluating the effectiveness of our disclosure controls and procedures and internal controls over financial reporting as of March 31, 2020, are described below.

●	Terminations and reprimands

The Company terminated certain employees directly responsible in the deliberate inappropriate conduct and other employees received written reprimands as a result of their behavior.

●	Implementation of enhanced quarterly sales cut-off procedures

The Company has implemented internal controls and procedures to conduct enhanced revenue recognition cutoff testing on a quarterly basis.

●	Mandatory training for the sales and operations department

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

●	Company-wide training about compliance matters, including with respect to employee complaints and concerns and enhancement of the customer contracting process

The Company has commenced Company-wide training sessions. These sessions focus on a number of areas related to sensitivity training/tonal concerns, including increased promotion and training around the Code of Conduct and the Whistleblower Policy. The Company will design and implement a more formalized compliance program with the goal of sustaining a culture of compliance.

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

The Company has implemented a disclosure committee to assist the Chief Executive Officer and Chief Financial Officer in preparing the disclosures required under the SEC rules and to help ensure that the Company’s disclosure controls and procedures are properly implemented.

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

Other than the ongoing remediation efforts described above, there have been no changes during the quarter ended March 31, 2020 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

Notwithstanding the material weaknesses described in this Item 9A, our management has concluded that the consolidated financial statements and related financial information included in this Form 10-Q presents fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP. Management’s position is based on a number of factors, including, but not limited to:

●	The completion of the Audit Committee’s investigation and the substantial resources expended (including the use of external consultants) and the resulting adjustments we made to our previously issued financial statements, including the restatement of our 2017 audited financial statements and our unaudited quarterly financial statements for the periods ended September 30, 2018, June 30, 2018 and March 31, 2018;

●	The reconsideration of significant accounting policies and accounting practices previously employed by the Company, resulting in other adjustments to previously issued consolidated financial statements.

Based on the actions described above, we have updated, and in some cases corrected, our accounting policies and have applied those to our consolidated financial statements for all periods presented.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of business or otherwise, we may become involved in legal proceedings. We will accrue a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. The accrual for a litigation loss contingency might include, for example, estimates of potential damages, outside legal fees and other directly related costs expected to be incurred. The Company provides disclosures for material contingencies when there is a reasonable possibility that a loss or an additional loss may be incurred. In assessing whether a loss is a reasonable possibility, the Company may consider the following factors, among others: the nature of the litigation, claim or assessment, available information, opinions or views of legal counsel and other advisors, and the experience gained from similar cases. As of March 31, 2020, we were involved in the following material legal proceedings described below. These are not the only legal proceedings in which we are involved. We are involved in additional legal proceedings in the ordinary course of our business and otherwise.

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

The court held a bench trial on the issue of damages in October 2019, and on December 4, 2019, the court entered judgment in favor of ThermoLife and against the Company in the amount of $1.6 million, comprised of $0.9 million in damages, interest in the amount of $0.3 million and attorneys’ fees and costs in the amount of $0.4 million. The Company recorded $1.6 million in accrued expenses as of December 31, 2018. In the interim, the Company filed an appeal, which is in the process of being briefed, and has posted bonds in the total amount of $0.6 million in order to stay execution on the judgment pending appeal. Of the $0.6 million, $0.25 million (including fees) was paid by Mr. Drexler on behalf of the Company on December 31, 2019. See “Note 7. Debt” for additional information. Subsequent to December 31, 2019, the balance of $0.35 million was secured by a personal guaranty from Mr. Drexler, while the associated fees of $12,500 was paid by the Company.

For both the three months ended March 31, 2020 and 2019, interest expense recognized by the Company on the awarded damages was $22,000.

The Company intends to continue to vigorously pursue its defenses on appeal.

White Winston Select Asset Fund Series MP-18, LLC et al., v. MusclePharm Corp., et al., (Nev. Dist. Ct.; Cal. Superior Court; Colorado Dist. Ct.; Mass. Super. Ct.)

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

On August 22, 2018, Richard Estalella filed an action against the Company and two other defendants in the Colorado District Court for the County of Denver, seeking damages arising out of the IRS’s assertion of tax liability and penalties relating to the 2014 restricted stock grants. The Company has answered Estalella’s complaint, asserted counterclaims against Estalella for his failure to ensure that all withholding taxes were paid in connection with the 2014 restricted stock grants, and filed cross-claims against a valuation firm named in the action for failing to properly value the 2014 restricted stock grants for tax purposes. The Company, on the other hand, is relying on a separate valuation report prepared by a different valuation firm in its defense to the IRS case. This new valuation firm supports the Company’s position.

The Company is waiting on the next steps from the court and will continue to vigorously litigate the matter.

4Excelsior Matter

On March 18, 2019, 4Excelsior, a manufacturer of MusclePharm products, filed an action against MusclePharm in the Superior Court of the State of California for the County of Los Angeles, claiming approximately $6.2 million in damages relating to allegedly unpaid invoices, as well as approximately $7.8 million in consequential damages. On January 27, 2020, MusclePharm filed a counterclaim against 4Excelsior seeking unidentified damages relating to, among other things, 4Excelsior’s failure to fulfill a purchase order. MusclePharm also moved to strike 4Excelsior’s consequential damages on the grounds that they are unrecoverable under the Uniform Commercial Code. The court denied that motion, and the action has proceeded to discovery. The Company has a liability of $5.4 million and $5.3 million as of March 31, 2020 and December 31, 2019, respectively. This liability, which represents past due invoices (May 2018 through March 2019) plus interest, is recorded in “Accounts Payable” in the consolidated balance sheets. Trial has not yet been set, although a Trial Setting Conference was set for December 17, 2020.

On November 16, 2020, the Company and 4Excelsior entered into a stipulation of settlement that provided that the Company would pay to 4Excelsior a total of $4,750,000, in four monthly payments of $70,000, beginning January 5, 2021, and thereafter in monthly payments of $100,000. The parties have not yet entered into a settlement agreement giving effect to the stipulation of settlement.

Item 1A. Risk Factors

The information to be reported under this Item is not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None

Item 6. Exhibit Index

Incorporated by Reference
Exhibit No.	Description	Form	SEC File Number	Exhibit	Filing Date

31.1**	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2***	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following materials from MusclePharm Corporation’s quarterly report on Form 10-Q for the three months ended March 31, 2020 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statement of Changes in Stockholders’ Deficit; (v) the Consolidated Statements of Cash Flows; and (vi) related notes to these financial statements.

**	Filed herewith
***	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MUSCLEPHARM CORPORATION

Date: November 23, 2020	By:	/s/ Allen Sciarillo
	Name:	Allen Sciarillo
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

