Form 10-Q
period 2020-06-30
MusclePharm Corp
filed 2020-11-24
CIK 1415684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2020 or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________to _________

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

MusclePharm Corporation

Form 10-Q

About this Report

This Form 10-Q relates to the Company’s (as defined below) quarterly period ended June 30, 2020. As previously indicated by the Company, it has been delinquent in its filings with the Securities and Exchange Commission (the “SEC”) and is making this filing after its due date. Simultaneously with making this filing, the Company also is filing its Form 10-Q for the quarterly period ended March 31, 2020 and September 30, 2020. Because this Form 10-Q pertains to the quarterly period ended June 30, 2020, it does not include financial information for more recent periods. Accordingly, please refer to our filings for more recent periods for financial information relating to those periods.

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

Note Regarding Trademarks

We have proprietary rights to a number of registered and unregistered trademarks worldwide that we believe are important to our business, including, but not limited to: “MusclePharm” and “FitMiss.” We have, in certain cases, omitted the ®, © and ™ designations for these and other trademarks used in this Form 10-Q. Nevertheless, all rights to such trademarks are reserved. These and other trademarks referenced in this Form 10-Q are the property of their respective owners.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MusclePharm Corporation

Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash	$1,213	$1,532
Accounts receivable, net	4,679	4,807
Inventory	5,119	4,720
Prepaid expenses and other current assets	1,083	1,104
Total current assets	12,094	12,163
Property and equipment, net	110	216
Intangible assets, net	516	676
Operating lease right-of-use assets	806	1,175
Other assets	335	310
TOTAL ASSETS	$13,861	$14,540
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Obligation under secured borrowing arrangement	$2,920	$4,443
Line of credit	3,389	4,204
Operating lease liability, current	408	624
Convertible note with a related party, net of discount	1,034	1,034
Accounts payable	26,695	26,178
Accrued and other liabilities	5,688	5,058
Total current liabilities	40,134	41,541
Operating lease liability, long-term	543	723
Other long-term liabilities	1,154	228
Total liabilities	41,831	42,492
Commitments and contingencies (Note 8)
Stockholders’ deficit:
Common stock, par value of $0.001 per share; 100,000,000 shares authorized, 34,005,660 and 33,876,033 shares issued as of June 30, 2020 and December 31, 2019, respectively; 33,130,039 and 33,000,412 shares outstanding as of June 30, 2020 and December 31, 2019, respectively.	31	31
Additional paid-in capital	178,209	177,914
Treasury stock, at cost; 875,621 shares	(10,039)	(10,039)
Accumulated deficit	(196,171)	(195,858)
TOTAL STOCKHOLDERS’ DEFICIT	(27,970)	(27,952)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$13,861	$14,540

The accompanying notes are an integral part of these Consolidated Financial Statements.

MusclePharm Corporation

Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue, net	$16,993	$22,299	$33,224	$41,074
Cost of revenue	12,009	20,573	23,431	36,428
Gross profit	4,984	1,726	9,793	4,646
Operating expenses:
Advertising and promotion	188	809	313	1,560
Salaries and benefits	1,774	1,894	3,455	3,774
Selling, general and administrative	1,807	2,642	3,718	5,531
Professional fees	865	1,215	1,406	1,941
Total operating expenses	4,634	6,560	8,892	12,806
Income (loss) from operations	350	(4,834)	901	(8,160)
Other (expense) income:
Loss on settlement obligation	(37)	(105)	(87)	(109)
Interest and other expense, net	(544)	(919)	(1,083)	(2,084)
Loss before provision for income taxes	(231)	(5,858)	(269)	(10,353)
Provision for income taxes	22	26	44	36
Net loss	$(253)	$(5,884)	$(313)	$(10,389)

Net loss per share, basic and diluted	$(0.01)	$(0.38)	$(0.01)	$(0.68)

Weighted average shares used to compute net loss per share, basic and diluted	32,764,553	15,584,249	32,612,956	15,384,932

The accompanying notes are an integral part of these Consolidated Financial Statements.

3

MusclePharm Corporation

Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(253)	$(5,884)	$(313)	$(10,389)
Other comprehensive loss:
Change in foreign currency translation adjustment	—	4	—	183
Comprehensive loss	$(253)	$(5,880)	$(313)	$(10,206)

The accompanying notes are an integral part of these Consolidated Financial Statements.

MusclePharm Corporation

Consolidated Statements of Changes in Stockholders’ Deficit

(In thousands, except share data)

(Unaudited)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Loss	Deficit	Deficit

Balance - December 31, 2018	15,314,667	$15	$158,944	$(10,039)	$(238)	$(176,877)	$(28,195)
Stock-based compensation for issuance and amortization of restricted stock awards to employees, executives, and directors	—	—	65	—	—	—	65
Issuance of shares of common stock related to the payment of advertising services	336,113	—	96	—	—	—	96
Change in foreign currency translation adjustment	—	—	—	—	233	(54)	179
Net loss	—	—	—	—	—	(4,505)	(4,505)
Balance - March 31, 2019	15,650,780	$15	$159,105	$(10,039)	$(5)	$(181,436)	$(32,360)
Stock-based compensation for issuance and amortization of restricted stock awards to employees, executives, and directors	—	—	63	—	—	—	63
Issuance of shares of common stock related to the payment of advertising services	153,147	—	344	—	—	—	344
Change in foreign currency translation adjustment	—	—	—	—	4	—	4
Net loss	—	—	—	—	—	(5,884)	(5,884)
Balance - June 30, 2019	15,803,927	$15	$159,512	$(10,039)	$(1)	$(187,320)	$(37,833)

The accompanying notes are an integral part of these Consolidated Financial Statements.

MusclePharm Corporation

Consolidated Statements of Changes in Stockholders’ Deficit

(In thousands, except share data)

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Treasury	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Deficit	Deficit
Balance - December 31, 2019	33,000,412	$31	$177,914	$(10,039)	$(195,858)	$(27,952)
Stock-based compensation for issuance and amortization of restricted stock awards to employees, executives, and directors	—	—	100	—	—	100
Issuance of shares of common stock related to the payment of advertising services	101,454	—	47	—	—	47
Net loss	—	—	—	—	(60)	(60)
Balance - March 31, 2020	33,101,866	$31	$178,061	$(10,039)	$(195,918)	$(27,865)
Stock-based compensation for issuance and amortization of restricted stock awards to employees, executives, and directors	—	—	79	—	—	79
Issuance of shares of common stock related to the payment of advertising services	28,173	—	69	—	—	69
Net loss	—	—	—	—	(253)	(253)
Balance - June 30, 2020	33,130,039	$31	$178,209	$(10,039)	$(196,171)	$(27,970)

The accompanying notes are an integral part of these Consolidated Financial Statements.

MusclePharm Corporation

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(313)	$(10,389)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	105	194
Amortization of intangible assets	160	160
Bad debt expense	121	273
(Gain) loss on disposal of property and equipment	(11)	5
Amortization of debt discount	—	30
Inventory provision	(4)	373
Stock-based compensation	179	127
Issuance of common stock to non-employees	116	440
Write off of cumulative translation adjustments	—	175
Changes in operating assets and liabilities:
Accounts receivable	7	(1,195)
Inventory	(395)	4,764
Prepaid expenses and other current assets	21	(119)
Other assets	345	357
Accounts payable and accrued liabilities	860	(527)
Net cash provided by (used in) operating activities	1,191	(5,332)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(13)
Proceeds from disposal of property and equipment	11	—
Net cash provided by (used in) investing activities	11	(13)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	—	1,500
Payments on line of credit	(814)	—
Proceeds from secured borrowing arrangement, net of reserves	21,116	19,364
Payments on secured borrowing arrangement, net of fees	(22,639)	(16,691)
Proceeds from issuance of Paycheck Protection Program Loan	965	—
Repayment of notes payable	(97)	—
Repayment of finance lease obligations	(52)	(57)
Net cash (used in) provided by financing activities	(1,521)	4,116
Effect of exchange rate changes on cash	—	9
NET CHANGE IN CASH	(319)	(1,220)
CASH — BEGINNING OF PERIOD	1,532	2,317
CASH — END OF PERIOD	$1,213	$1,097
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$402	$562
Cash paid for taxes	$—	$41
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Property and equipment acquired in conjunction with finance leases	$—	$29
Operating lease right-of-use assets and lease obligations (ASC 842)	$—	$2,117

The accompanying notes are an integral part of these Consolidated Financial Statements.

MusclePharm Corporation

Notes to Consolidated Financial Statements

(Unaudited)

Note 1. Description of Business

Description of Business

MusclePharm Corporation was incorporated in Nevada in 2006. Except as otherwise indicated herein or the context requires otherwise, the terms “MusclePharm,” the “Company,” “we,” “our” and “us” refer to MusclePharm Corporation and its subsidiaries. The Company is a scientifically-driven, performance lifestyle company that develops, markets and distributes branded sports nutrition products and nutritional supplements that are manufactured by the Company’s co-manufacturers. Our portfolio of recognized brands, including MusclePharm® and FitMiss®, is marketed and sold globally. The Company is headquartered in Calabasas, California and, as of June 30, 2020, had the following wholly-owned operating subsidiaries: MusclePharm Canada Enterprises Corp., MusclePharm Ireland Limited and MusclePharm Australia Pty Limited.

The Company has incurred significant losses and experienced negative cash flows since inception. As of June 30, 2020, the Company had cash of $1.2 million, a decline of $0.3 million from the December 31, 2019 balance of $1.5 million. As of June 30, 2020, the Company had a working capital deficit of $28.0 million, a stockholders’ deficit of $28.0 million and an accumulated deficit of $196.2 million resulting from recurring losses from operations. As a result of our history of losses and financial condition, there is substantial doubt about our ability to continue as a going concern. For financial information concerning more recent periods, see our reports for such periods filed with the SEC.

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

The Company’s management believes the unaudited interim Consolidated Financial Statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position as of June 30, 2020, results of operations for the three and six months ended June 30, 2020 and 2019, and cash flows for the six months ended June 30, 2020 and 2019. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the year ended December 31, 2020. Certain prior period amounts have been conformed to the current period’s presentation.

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

For the three and six months ended June 30, 2020, the Company incurred $0.4 million and $0.8 million, respectively, of inbound shipping and handling costs. For the three and six months ended June 30, 2019, the Company incurred $0.3 million and $0.6 million, respectively, of inbound shipping and handling costs. Shipping and handling costs related to inbound purchases of raw material and finished goods are included in cost of revenues in our consolidated statements of operations.

For the three and six months ended June 30, 2020, the Company incurred $0.6 million and $1.2 million, respectively, of shipping and handling costs related to shipments to our customers. For the three and six months ended June 30, 2019, the Company incurred $1.0 million and $2.1 million, respectively, of shipping and handling costs related to shipments to our customers. Shipping and handling costs related to shipments to our customers is included in “Selling, general and administrative” expense in our consolidated statements of operations.

The Company excludes from its revenue any amounts collected from customers for sales (and similar) taxes. During the three months ended June 30, 2020 and 2019, the Company recorded discounts, and to a lesser degree, sales returns, totaling $3.6 million and $7.9 million, respectively, which accounted for 17% and 26% of gross revenue in each period, respectively. During the six months ended June 30, 2020 and 2019, the Company recorded discounts, and to a lesser degree, sales returns, totaling $7.6 million and $15.5 million, respectively, which accounted for 19% and 27% of gross revenue in each period, respectively.

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

Significant customers are those that represent more than 10% of the Company’s revenue, net or accounts receivable for each period presented. For each significant customer, percentage of revenue, net and accounts receivable are as follows:

	Percentage of Revenue, net for the Three Months Ended June 30,		Percentage of Revenue, net for the Six Months Ended June 30		Percentage of Net Accounts Receivable as of
	2020	2019	2020	2019	June 30, 2020	December 31, 2019
Customers
Costco	30%	39%	33%	33%	16%		*
Amazon	24%	12%	23%	12%	18%		*
Coupang Global, LLC	21%	*	16%	*	31%		*
iHerb	*	15%	*	15%	*	35%

* Represents less than 10% of revenue, net or net accounts receivable.

The Company uses a limited number of non-affiliated suppliers for contract manufacturing of its products. The Company had the following concentration of purchases with contract manufacturers:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Vendor
Nutra Blend	*	35%	*	28%
S.K. Laboratories	33%	43%	34%	41%
Mill Haven Foods LLC	30%	*	30%	*
Innovations in Nutrition and Wellness	20%	*	17%	*

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

Note 3. Fair Value of Financial Instruments

As of June 30, 2020, and December 31, 2019, the Company held no assets or liabilities that required re-measurement at fair value on a recurring basis. Cash balances as of June 30, 2020 and December 31, 2019 were $1.2 million and $1.5 million, respectively. The carrying amounts of the cash balances reported in the consolidated balance sheets approximate the fair value.

Note 4. Balance Sheet Components

Inventory

Inventory consisted of raw materials and finished goods, which were located either at one of our co-manufacturers or our warehouse as of June 30, 2020 and December 31, 2019.

The Company records charges for obsolete and slow-moving inventory based on the age of the product as determined by the expiration date or otherwise determined to be obsolete. Products within one year of their expiration dates are considered for write-off purposes. Historically, the Company has had minimal returns with established customers. The Company incurred insignificant inventory write-offs during each of the six months ended June 30, 2020 and 2019.

Inventory write-downs, once established, are not reversed as they establish a new cost basis for the inventory.

Property and Equipment

Property and equipment consisted of the following as of June 30, 2020 and December 31, 2019 (in thousands):

	As of June 30, 2020	As of December 31, 2019
Furniture, fixtures, and equipment	$2,480	$2,592
Leasehold improvements	236	236
Vehicles	39	39
Displays	453	453
Website	497	497
Property and equipment, gross	3,705	3,817
Less: accumulated depreciation and amortization	(3,595)	(3,601)
Property and equipment, net	$110	$216

Depreciation and amortization expense related to property and equipment was $42,000 and $77,000 for the three months ended June 30, 2020 and 2019, respectively. Depreciation and amortization expense was $0.1 million and $0.2 million for the six months ended June 30, 2020 and 2019, respectively. Depreciation and amortization expense is included in “Selling, general and administrative” expense in the accompanying consolidated statements of operations.

Intangible Assets

Intangible assets consisted of the following (in thousands):

	As of June 30, 2020
	Gross Value	Accumulated Amortization	Net Carrying Value	Remaining Weighted- Average Useful Lives (years)
Amortized Intangible Assets
Brand (apparel rights)	$2,244	$(1,728)	$516	1.6
Total intangible assets	$2,244	$(1,728)	$516

	As of December 31, 2019
	Gross Value	Accumulated Amortization	Net Carrying Value	Remaining Weighted- Average Useful Lives (years)
Amortized Intangible Assets
Brand (apparel rights)	$2,244	$(1,568)	$676	2.1
Total intangible assets	$2,244	$(1,568)	$676

Intangible assets amortization expense was $0.1 million for each of the three months ended June 30, 2020 and 2019, respectively. Intangible assets amortization expense was $0.2 million for each of the six months ended June 30, 2020 and 2019, respectively. Intangible assets amortization expense is included in “Selling, general and administrative” expense in the accompanying consolidated statements of operations. As of June 30, 2020, the estimated future amortization expense of intangible assets is as follows (in thousands):

For the Year Ending December 31,
Remainder of 2020	$160
2021	320
2022	36
Total amortization expense	$516

Note 5. Interest and other expense, net

For the three and six months ended June 30, 2020 and 2019, “Interest and other expense, net” consisted of the following (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019

Interest expense, related party	$(76)	$(538)	$(152)	$(1,070)
Interest expense, related party debt discount	—	(15)	—	(30)
Interest expense, other	(175)	(164)	(332)	(457)
Interest expense, secured borrowing arrangement	(383)	(280)	(748)	(505)
Foreign currency transaction loss	16	(13)	(18)	(213)
Other	74	91	167	191
Total interest and other expense, net	$(544)	$(919)	$(1,083)	$(2,084)

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

Supplemental balance sheet information related to leases was as follows (in thousands):

	Balance Sheet Classification	June 30, 2020	December 31, 2019
Assets
Operating	ROU assets, net	$806	$1,175
Finance	Property and equipment, net	16	57
Total Assets		822	1,232

Liabilities
Current liabilities:
Operating	Operating lease liability - current	$408	$624
Finance	Current accrued liability	2	54
Total current liabilities		410	678

Non-current liabilities:
Operating	Operating lease liability - long term	543	723
Total non-current liabilities		543	723
Total lease liabilities		$953	$1,401

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

The components of lease cost for operating and finance leases for the three and six months ended June 30, 2020 were as follows (in thousands):

	Income Statement Classification	Three months ended June 30, 2020	Six months ended June 30, 2020
Operating lease cost	Selling, general and administrative	$232	$475

Finance lease cost:
Amortization of ROU asset	Selling, general and administrative	21	45
Interest on lease liabilities	Selling, general and administrative	—	1
Total finance lease cost		21	46

Variable lease payments	Selling, general and administrative	63	166
Sublease income	Other income	(28)	(64)

Total lease cost		$288	$623

The components of lease cost for operating and finance leases for the three and six months ended June 30, 2019 were as follows (in thousands):

	Income Statement Classification	Three months ended June 30, 2019	Six months ended June 30, 2019
Operating lease cost	Selling, general and administrative	$272	$521

Finance lease cost:
Amortization of ROU asset	Selling, general and administrative	31	58
Interest on lease liabilities	Selling, general and administrative	2	3
Total finance lease cost		33	61

Variable lease payments	Selling, general and administrative	50	114
Sublease income	Other income	(90)	(189)

Total lease cost		$265	$507

The Company had no short-term leases as of June 30, 2020 and 2019. The Company’s leases do not provide an implicit rate; therefore, the Company uses its incremental borrowing rate based on the information available at the effective date in determining the present value of future payments for those leases.

Supplemental cash flow information related to leases for the six months ended June 30, 2020 and 2019 was as follows:

	Six months ended June 30, 2020	Six months ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities (in thousands):
Operating cash flows from operating leases	$397	$382
Operating cash flows from finance leases	1	3
Financing cash flows from finance leases	52	57

The weighted average remaining lease term was as follows:
Operating leases (in years)	2.0	2.5
Finance leases (in years)	0.1	1.0
The weighted average discount rate was as follows:
Operating leases	18%	18%
Finance leases	5%	5%

The maturities of lease liabilities at June 30, 2020 were as follows (in thousands):

	Operating	Finance

Remaining six months of the year ending 2020	$305	$2
2021	481	—
2022	369	—
Thereafter	—	—
Total future undiscounted lease payments	1,155	2
Less amounts representing interest	(204)	—
Present value of lease liabilities	$951	$2

Note 7. Debt

As of June 30, 2020 and December 31, 2019, the Company’s debt consisted of the following (in thousands):

	As of June 30, 2020	As of December 31,2019
Refinanced convertible note, related party	$1,034	$1,034
Bonds payable	253	253
Revolving line of credit, related party	1,239	1,239
Obligations under secured borrowing arrangement	2,920	4,443
Line of credit – inventory financing	2,150	2,965
Notes payable	150	247
Paycheck Protection Program (“PPP”) loan	965	—
Total debt	8,711	10,181
Less: current portion	(8,175)	(10,130)
Long term debt	$536	$51

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

For the three months ended June 30, 2020 and 2019, interest expense, related to the related party convertible note was $0.1 million and $0.6 million, respectively. During the three months ended June 30, 2020 and 2019, no interest was paid in cash to Mr. Drexler.

For the six months ended June 30, 2020 and 2019, interest expense, related to the related party convertible note was $0.2 million and $1.1 million, respectively. During the six months ended June 30, 2020, no interest was paid in cash to Mr. Drexler. During the six months ended June 30, 2019, $0.4 million in interest was paid in cash to Mr. Drexler.

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

In connection with the Revolving Note, the Company and Mr. Drexler entered into a security agreement dated October 4, 2019 pursuant to which the Revolving Note is secured by all of the assets and properties of the Company and its subsidiaries whether tangible or intangible. As of both June 30, 2020 and December 31, 2019, the outstanding balance on the revolving note was $1.2 million. Both the outstanding principal and all accrued interest, which became due on March 31, 2020, were refinanced under a new agreement that took effect on July 1, 2020. The revolving note is included in “Line of credit” in the consolidated balance sheets. See additional information in “Note 14. Subsequent Events” in the notes to the consolidated financial statements.

Related-Party Note Payable

The Company entered into a collateral receipt and security agreement with Mr. Drexler, dated December 27, 2019 pursuant to which Mr. Drexler agreed to post bond relating to the judgment ruled against the Company in connection with the litigation between the Company and ThermoLife International LLC (“ThermoLife”), pending the appeal. The Note payable bears interest at the rate of 12% annually. The amount paid by Mr. Drexler on behalf of the Company, including fees, was $0.25 million. The amount, which was outstanding as of June 30, 2020 and December 31, 2019, was refinanced under a new agreement that took effect that took effect on July 1, 2020. The note payable is included in “Accrued and other liabilities” in the consolidated balance sheets. See additional information in “Note 14. Subsequent Events” in the notes to the consolidated financial statements.

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

The Security Agreement contains customary events of default, including, among others, the failure to make payments on amounts owed when due, default under any other material agreement or the departure of Mr. Drexler. The Security Agreement also contains customary restrictions on the ability of the Company to, among other things, grant liens, incur debt and transfer assets. Under the Security Agreement, the Company agreed to grant Crossroads a security interest in all of the Company’s present and future accounts, chattel paper, goods (including inventory and equipment), instruments, investment property, documents, general intangibles, intangibles, letter of credit rights, commercial tort claims, deposit accounts, supporting obligations, documents, records and the proceeds thereof. The Security Agreement has second priority lien on the Company’s assets and is subordinated to the Company’s indebtedness held by Prestige. As of June 30, 2020, and December 31, 2019, we owed Crossroads $2.2 million and $3.0 million, respectively.

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

Secured Borrowing Arrangement

In January 2016, the Company entered into a Purchase and Sale Agreement (the “Purchase and Sale Agreement”) with Prestige, pursuant to which the Company agreed to sell and assign and Prestige agreed to buy and accept, certain accounts receivable owed to the Company (“Accounts”). Under the terms of the Purchase and Sale Agreement, upon the receipt and acceptance of each assignment of Accounts, Prestige will pay the Company 80% of the net face amount of the assigned Accounts, up to a maximum total borrowing of $12.5 million subject to sufficient amounts of accounts receivable to secure the loan. The remaining 20% will be paid to the Company upon collection of the assigned Accounts, less any chargebacks (including chargebacks for any customer amounts that remain outstanding for over 90 days), disputes, or other amounts due to Prestige. Prestige’s purchase of the assigned Accounts from the Company will be at a discount fee which varies from 0.7% to 4%, based on the number of days outstanding from the assignment of Accounts to collection of the assigned Accounts. In addition, the Company granted Prestige a continuing security interest in and first priority lien upon all accounts receivable, inventory, fixed assets, general intangibles, and other assets. Prestige will have no recourse against the Company if payments are not made due to the insolvency of an account debtor within 90 days of invoice date, with the exception of international and certain domestic customers. As of June 30, 2020, and December 31, 2019, the Company had outstanding borrowings of approximately $2.9 million and $4.4 million, respectively.

During the three months ended June 30, 2020 and 2019, the Company assigned to Prestige accounts with an aggregate face amount of approximately $14.7 million and $13.6 million, respectively, for which Prestige paid to the Company approximately $11.7 million and $10.9 million, respectively, in cash. During the three months ended June 30, 2020 and 2019, $12.6 million and $10.4 million was repaid to Prestige, respectively, including fees and interest.

During the six months ended June 30, 2020 and 2019, the Company assigned to Prestige accounts with an aggregate face amount of approximately $26.4 million and $24.2 million, respectively, for which Prestige paid to the Company approximately $21.1 million and $19.4 million, respectively, in cash. During the six months ended June 30, 2020 and 2019, $22.6 million and $16.7 million was repaid to Prestige, respectively, including fees and interest.

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

As of June 30, 2020, the Company owed approximately $1.0 million (principal plus accrued interest).

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

During the three months ended June 30, 2020 and 2019, the Company recorded a charge of $19,000 and $29,000, respectively, and during the six months ended June 30, 2020 and 2019, the Company recorded a charge of $38,000 and $58,000, respectively. This charge, representing imputed interest, is included in “Interest and other expense, net” in the Company’s consolidated statements of operations.

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

Contingencies

In the normal course of business or otherwise, the Company may become involved in legal proceedings. The Company will accrue a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. The accrual for a litigation loss contingency might include, for example, estimates of potential damages, outside legal fees and other directly related costs expected to be incurred. The Company provides disclosures for material contingencies when there is a reasonable possibility that a loss or an additional loss may be incurred. In assessing whether a loss is a reasonable possibility, the Company may consider the following factors, among others: the nature of the litigation, claim or assessment, available information, opinions or views of legal counsel and other advisors, and the experience gained from similar cases. As of June 30, 2020, the Company was involved in the following material legal proceedings described below.

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

For both the three months ended June 30, 2020 and 2019, interest expense recognized on the awarded damages was $22,000. For both the six months ended June 30, 2020 and 2019, interest expense recognized on the awarded damages was $44,000.

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

4Excelsior Matter

On March 18, 2019, 4Excelsior, a manufacturer of MusclePharm products, filed an action against MusclePharm in the Superior Court of the State of California for the County of Los Angeles, claiming approximately $6.2 million in damages relating to allegedly unpaid invoices, as well as approximately $7.8 million in consequential damages. On January 27, 2020, MusclePharm filed a counterclaim against 4Excelsior seeking unidentified damages relating to, among other things, 4Excelsior’s failure to fulfill a purchase order. MusclePharm also moved to strike 4Excelsior’s consequential damages on the grounds that they are unrecoverable under the Uniform Commercial Code. The court denied that motion, and the action has proceeded to discovery. The Company has a liability of $5.6 million and $5.3 million as of June 30, 2020 and December 31, 2019, respectively. This liability, which represents past due invoices (May 2018 through March 2019) plus interest, is recorded in “Accounts Payable” in the consolidated balance sheets. Trial has not yet been set, although a Trial Setting Conference was set for December 17, 2020.

On November 16, 2020, the Company and 4Excelsior entered into a stipulation of settlement that provided that the Company would pay to 4Excelsior a total of $4,750,000, in four monthly payments of $70,000, beginning January 5, 2021, and thereafter in monthly payments of $100,000. The parties have not yet entered into a settlement agreement giving effect to the stipulation of settlement.

Note 9. Stockholders’ Deficit

Common Stock

The fair value of all stock issuances is based upon the quoted closing trading price on the date of issuance. Common stock outstanding as of June 30, 2020 includes shares legally outstanding, even if subject to future vesting. For the six months ended June 30, 2020, the Company had the following transactions related to its common stock, including restricted stock awards (in thousands, except share and per share data):

Transaction Type	Quantity (Shares)	Valuation	Range of Value per Share
Stock issued for advertising services	129,627	$117	$0.90
Total	129,627	$117	$0.90

For the six months ended June 30, 2019, the Company had the following transactions related to its common stock including restricted stock awards (in thousands, except share and per share data):

Transaction Type	Quantity (Shares)	Valuation	Range of Value per Share
Stock issued to related party for interest	489,260	$440	$0.90
Total	489,260	$440	$0.90

Warrants

For the six months ended June 30, 2020 and 2019, the Company did not issue any warrants. As of June 30, 2020 and 2019, the Company had outstanding warrants of 1,289,378 shares and 1,389,378 shares, respectively.

Treasury Stock

For the six months ended June 30, 2020 and 2019, the Company did not repurchase any shares of its common stock and held 875,621 shares in treasury as of both June 30, 2020 and 2019.

Note 10. Stock-Based Compensation

Restricted Stock

The Company’s stock-based compensation for the three and six months ended June 30, 2020 and 2019 consisted primarily of restricted stock awards. The activity of restricted stock awards granted to employees, executives and Board members during the six months ended June 30, 2020 was as follows:

	Unvested Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance – December 31, 2019	690,132	$0.42
Granted	—	—
Vested	(419,472)	0.42
Unvested balance – June 30, 2020	270,660	0.42

There were no restricted stock awards granted during the three and six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, there was no unrecognized expense for unvested restricted stock awards.

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

Stock Options Summary Table

The following table describes the total options outstanding, granted, exercised, expired and forfeited as of and during the six months ended June 30, 2020. Shares obtained from the exercise of our options are subject to various trading restrictions.

	Options Pursuant to the 2015 Plan	Weighted Average Exercise Price Per Share	Weighted Average Fair Value of Options	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Issued and outstanding as of December 31, 2019	171,703	$1.89	$1.72	6.17	—
Granted	—	—	—	—	—
Exercised	—	—	—	—	—
Forfeited	—	—	—	—	—
Issued and outstanding as of June 30, 2020	171,703	$1.89	$1.72	5.64	—
Exercisable as of June 30, 2020	171,703	$1.89	$1.72	5.64	—

For the three and six months ended June 30, 2020 and 2019, the Company recorded no stock compensation expense related to options.

Note 11. Net Loss per Share

Basic net loss per share is computed by dividing net loss for the period by the weighted average number of shares of common stock outstanding during each period. There was no dilutive effect for the outstanding potentially dilutive securities for the three and six months ended June 30, 2020 or the three and six months ended June 30 2019, as the Company reported a net loss for all periods.

The following table sets forth the computation of the Company’s basic and diluted net loss per share for the periods presented (in thousands, except share and per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(253)	$(5,884)	$(313)	$(10,389)
Weighted average common shares used in computing net loss per share, basic and diluted	32,764,553	15,584,249	32,612,956	15,384,932
Net loss per share, basic and diluted	$(0.01)	$(0.38)	$(0.01)	$(0.68)

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

There was no dilutive effect for the outstanding awards for the three and six months ended June 30, 2020 and 2019, as the Company reported a net loss for all periods. However, if the Company had net income for the three and six months ended June 30, 2020, the potentially dilutive securities included in the earnings per share computation would have been 2,663,715. If the Company had net income for the three and six months ended June 30, 2019, the potentially dilutive securities included in the earnings per share computation would have been 17,839,797.

Total outstanding potentially dilutive securities were comprised of the following:

	As of June 30,
	2020	2019
Stock options	171,703	171,703
Warrants	1,289,378	1,389,378
Unvested restricted stock	270,660	62,500
Convertible notes	931,974	16,216,216
Total common stock equivalents	2,663,715	17,839,797

Note 12. Income Taxes

The Company recorded a tax provision of $22,000 and $26,000 for the three months ended June 30, 2020 and 2019, respectively, and $44,000 and $36,000 for the six months ended June 30, 2020 and 2019, respectively.

Income taxes are provided for the tax effects of transactions reported in the consolidated financial statements and consist of taxes currently due. Deferred taxes relate to differences between the basis of assets and liabilities for financial and income tax reporting which will be either taxable or deductible when the assets or liabilities are recovered or settled. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has established a full valuation allowance as it is more likely than not that the tax benefits will not be realized as of June 30, 2020.

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

Revenue, net by geography is based on the company addresses of the customers. The following table sets forth revenue, net by geographic area (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Revenue, net:
United States	$13,514	$16,179	$25,361	$29,166
International	3,479	6,120	7,863	11,908
Total revenue, net	$16,993	$22,299	$33,224	$41,074

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

Sublease of Burbank Office

On July 24, 2020, the Company entered into a sublease agreement (“Sublease Agreement”) with a third party to sublease the office building at Burbank. The sublease commenced on September 15, 2020 and would be in effect through the remainder of the Company’s lease term (September 15, 2020 through September 30, 2022). Rent will be abated between November 1, 2020 and December 31, 2020 for a total of one and a half months.

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

There are no other events subsequent to June 30, 2020 that have not been described in the accompanying footnotes.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2020 to the Three Months Ended June 30, 2019

($ in thousands)	For the Three Months Ended June 30,
	2020	2019	$ Change	% Change
Revenue, net	$16,993	$22,299	$(5,306)	(24)%
Cost of revenue	12,009	20,573	(8,564)	(42)
Gross profit	4,984	1,726	3,258	189
Operating expenses:
Advertising and promotion	188	809	(621)	(77)
Salaries and benefits	1,774	1,894	(120)	(6)
Selling, general and administrative	1,807	2,642	(835)	(32)
Professional fees	865	1,215	(350)	(29)
Total operating expenses	4,634	6,560	(1,926)	(29)
Income (loss) from operations	350	(4,834)	5,184	(107)
Other expense:
Loss on settlement of obligation	(37)	(105)	68	(65)
Interest and other expense, net	(544)	(919)	375	(41)
Loss before provision for income taxes	(231)	(5,858)	5,626	(96)
Provision for income taxes	22	26	(4)	(15)
Net loss	$(253)	$(5,884)	$5,631	(96)%

Comparison of the Six Months Ended June 30, 2020 to the Six Months Ended June 30, 2019

	For the Six Months Ended June 30,
	2020	2019	$ Change	% Change
	($ in thousands)
Revenue, net	$33,224	$41,074	$(7,850)	(19)
Cost of revenue	23,431	36,428	(12,997)	(36)
Gross profit	9,793	4,646	5,147	111
Operating expenses:
Advertising and promotion	313	1,560	(1,247)	(80)
Salaries and benefits	3,455	3,774	(319)	(8)
Selling, general and administrative	3,718	5,531	(1,813)	(33)
Professional fees	1,406	1,941	(535)	(28)
Total operating expenses	8,892	12,806	(3,914)	(31)
Gain (loss) from operations	901	(8,160)	9,061	(111)
Other expense:
Loss on settlement of obligation	(87)	(109)	22	(20)
Interest and other expense, net	(1,083)	(2,084)	1,001	(48)
Loss before provision for income taxes	(269)	(10,353)	10,084	(97)
Provision for income taxes	44	36	8	22
Net loss	$(313)	$(10,389)	$10,076	(97)

The following table presents our operating results as a percentage of revenue, net for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Revenue, net	100%	100%	100%	100%
Cost of revenue	71	92	71	89
Gross profit	29	8	29	11
Operating expenses:
Advertising and promotion	1	4	1	4
Salaries and benefits	10	8	10	9
Selling, general and administrative	11	12	11	13
Professional fees	5	5	4	5
Total operating expenses	27	29	26	31
Gain (loss) from operations	2	(21)	3	(20)
Other income (expense):
Loss on settlement of obligation	—	—	—	—
Interest and other expense, net	(3)	(4)	(4)	(5)
Loss before provision for income taxes	(1)	(25)	(1)	(25)
Provision for income taxes	—	—	—	—
Net loss	(1)%	(25)%	(1)%	(25)%

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

The MusclePharm brands are marketed across major global retail distribution channels. Below is a table of revenue, net by our major distribution channel:

	For the Three Months Ended June 30,
	2020	% of Total	2019	% of Total
Distribution Channel
Specialty	$8,933	53%	$9,215	41%
International	3,479	20%	6,120	28%
FDM	4,581	27%	6,964	31%
Total	$16,993	100%	$22,299	100%

	For the Six Months Ended June 30,
	2020	% of Total	2019	% of Total
Distribution Channel
Specialty	$16,969	51%	$18,259	44%
International	7,863	24%	11,908	29%
FDM	8,392	25%	10,907	27%
Total	$33,224	100%	$41,074	100%

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

For the three and six months ended June 30, 2020, the reductions in sales from international customers related primarily to lower sales volumes due to a reduction in discounts offered to these customers.

For the three and six months ended June 30, 2020, the decrease in FDM is primarily due to a decrease in Costco Wholesale Corporation’s (“Costco”) domestic sales, the result of a reduction in promotional sales in 2020 as compared to 2019, and the impact of Covid-19, which impacted several Brick-and-Mortar stores. During the three months ended June 30, 2020, Costco’s net domestic sales decreased $2.8 million, the result of a reduction in promotional discounts of 59% in 2020 as compared to 2019, and the impact of Covid-19. During the six months ended June 30, 2020, Costco’s net domestic sales decreased $2.4 million, the result of a reduction in promotional discounts of 45% in 2020 as compared to 2019, and the impact of Covid-19. During the three months ended June 30, 2020 and 2019, Costco accounted for approximately 30% and 39% of our revenue, net respectively. During both the six months ended June 30, 2020 and 2019, Costco accounted for approximately 33% of our revenue, net.

For the three and six months ended June 30, 2020, the decrease in Specialty is primarily due to lower sales volumes due to a reduction in discounts offered to these customers, in particular iHerb, who represented 15% of total revenue, net for both the three and six months ended June 30, 2019, respectively, and less than 10% of revenue, net in 2020. This decline was partially offset by increased sales with Amazon, whose net revenues increased during the early phase of Covid-19. For the three months ended June 30, 2020, iHerb’s revenue, net decreased 84% whereas Amazon’s revenue, net increased 55%. For the six months ended June 30, 2020, iHerb’s revenue, net decreased 77% whereas Amazon’s revenue, net increased 50%.

Revenue, net decreased $5.3 million, or 24%, to $17.0 million for the three months ended June 30, 2020, compared to $22.3 million for the three months ended June 30, 2019. Discounts and sales allowances decreased significantly to 17% of gross revenue, or $3.6 million, for the three months ended June 30, 2020 from 26% of gross revenue, or $7.9 million for the same period in 2019. Discounts and sales allowance will fluctuate based on customer mix and changes in discretionary promotional activity.

Revenue, net decreased $7.9 million, or 19%, to $33.2 million for the six months ended June 30, 2020, compared to $41.1 million for the six months ended June 30, 2019. Discounts and sales allowances decreased significantly to 19% of gross revenue, or $7.6 million, for the six months ended June 30, 2020 from 27% of gross revenue, or $15.5 million for the same period in 2019.

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

Our gross profit fluctuates due to several factors, including sales incentives, changes in customer and product mixes, the mix of product demand, shipment volumes, our product costs and inventory reserves.

Costs of revenue decreased 42% to $12.0 million for the three months ended June 30, 2020, compared to $20.6 million for the same period in 2019. This decrease was due, in part, to lower revenues, with gross revenue for the three months ended June 30, 2020 decreasing 32% compared to the same period in 2019. In addition, during the three months ended June 30, 2020, there was a significant decrease in protein prices compared to the prior year period, further contributing to lower costs of revenue. Gross profit for the three months ended June 30, 2020 increased $3.3 million to $5.0 million compared to $1.7 million for the same period in 2019. Gross profit was 29% of revenue, net for the three months ended June 30, 2020 compared to 8% of revenue, net for the same period in 2019. Positively impacting the gross profit percentage was a decrease of 9% in promotional discounts, as a percentage of revenue, net, and a decrease in protein prices for the three months ended June 30, 2020 compared to the three months ended June 30, 2019, further contributing to the gross profit percentage increase.

Costs of revenue decreased 36% to $23.4 million for the six months ended June 30, 2020, compared to $36.4 million for the same period in 2019. This decrease was due, in part, to lower revenues, with gross revenue for the six months ended June 30, 2020 decreasing 28% compared to the same period in 2019. In addition, during the six months ended June 30, 2020, there was a significant decrease in protein prices compared to the prior year period, further contributing to lower costs of revenue. Gross profit for the six months ended June 30, 2020 increased $5.2 million to $9.8 million compared to $4.6 million for the same period in 2019. Gross profit was 29% of revenue, net for the six months ended June 30, 2020 compared to 11% for the same period in 2019. Positively impacting the gross profit percentage was a decrease of 9% in promotional discounts, as a percentage of revenue, net, and a decrease in protein prices for the six months ended June 30, 2020 compared to the six months ended June 30, 2019, further contributing to the gross profit percentage increase.

Operating Expenses

Advertising and Promotion

Our advertising and promotion expense consists primarily of digital, print and media advertising, athletic endorsements and sponsorships, promotional giveaways, trade show events and various partnering activities with our trading partners. Historically, advertising and promotions were a large part of both our growth strategy and brand awareness, in particular strategic partnerships with sports athletes and fitness enthusiasts through endorsements, licensing, and co-branding agreements. Additionally, we co-developed products with sports athletes and teams. In connection with our restructuring plan, we terminated the majority of these contracts in a strategic shift away from such costly arrangements, and moved toward more cost-effective brand partnerships as well as grass-roots marketing and advertising efforts. We expect our advertising and promotion expenses to remain relatively constant, or decline, in future periods as we continue to leverage existing brand recognition and move towards lower cost advertising outlets including social media and trade advertising.

Advertising and promotion expense decreased 77% to $0.2 million for the three months ended June 30, 2020, or 1% of revenue, net compared to $0.8 million, or 4% of revenue, net for the same period in 2019. This reduction was primarily due to reduced sponsorships, print and online advertising, club demonstrations and trade shows, as we focused on reducing our expenses and shifting our promotional costs, in part, from general branding and product awareness to acquiring customers and driving sales from existing customers.

Advertising and promotion expense decreased 80% to $0.3 million for the six months ended June 30, 2020, or 1% of revenue, net compared to $1.6 million, or 4% of revenue, net for the same period in 2019, as we focused on reducing expenses such as sponsorships, print and online advertising, club demonstrations and trade shows.

Salaries and Benefits

Salaries and benefits consist primarily of salaries, bonuses, benefits, and stock-based compensation. Personnel costs are a significant component of our operating expenses.

Salaries and benefits decreased 6% to $1.8 million, or 10% of revenue, net, for the three months ended June 30, 2020, compared to $1.9 million, or 8% of revenue, net, for the same period in 2019 primarily due to reductions in headcount and headcount related costs and severance expenses.

Salaries and benefits decreased 8% to $3.5 million, or 10% of revenue, net for the six months ended June 30, 2020 compared to $3.8 million, or 9% of revenue, net for the same period in 2019 primarily due to reductions in headcount and headcount related costs and severance expenses.

Selling, General and Administrative

Our selling, general and administrative expenses consist primarily of freight costs, research and development, depreciation and amortization, information technology equipment and network costs, facilities related expenses, director’s fees, which include both cash and stock-based compensation, insurance, rental expenses related to equipment leases, supplies, legal settlement costs, and other corporate expenses.

Selling, general and administrative expenses decreased 32% to $1.8 million, or 11% of revenue, net for the three months ended June 30, 2020 compared to $2.6 million, or 12% of revenue, net for the same period in 2019 primarily due to lower freight costs of $0.4 million (due to change in carrier, shipping locations and lower revenues), together with lower travel expenses, depreciation, fees, office expenses and other general expenses, with a combined reduction of $0.3 million. These reductions are in line with the Company’s cost reduction strategy.

Selling, general and administrative expenses decreased 33% to $3.7 million, or 11% of revenue, net for the six months ended June 30, 2020 compared to $5.5 million, or 13% of revenue, net for the same period in 2019 primarily due to due to lower freight costs of $0.9 million (due to change in carrier, shipping locations and lower revenues), together with lower travel expenses, depreciation, fees, office expenses, bad debts and other general expenses, with a combined reduction of $0.7 million. These reductions are in line with the Company’s cost reduction strategy.

Professional Fees

Professional fees consist primarily of legal fees, accounting and audit fees, consulting fees, which includes both cash and stock-based compensation, and investor relations costs.

For the three months ended June 30, 2020, professional fees decreased 29% to $0.9 million, compared to $1.2 million for the three months ended June 30, 2019. The decrease is primarily due to lower legal fees as a result of decreased litigation and costs related to the Company’s restatement of its 2018 and 2017 financial results.

For the six months ended June 30, 2020, professional fees decreased 28% to $1.4 million, compared to $1.9 million for the six months ended June 30, 2019. The decrease is primarily due to lower legal fees as a result of decreased litigation and costs related to the Company’s restatement of its 2018 and 2017 financial results.

Interest and other expense, net

For the three and six months ended June 30, 2020 and 2019, “Interest and other expense, net” consisted of the following (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019

Interest expense, related party	$(76)	$(538)	$(152)	$(1,070)
Interest expense, related party debt discount	—	(15)	—	(30)
Interest expense, other	(175)	(164)	(332)	(457)
Interest expense, secured borrowing arrangement	(383)	(280)	(748)	(505)
Foreign currency transaction loss	16	(13)	(18)	(213)
Other	74	91	167	191
Total interest and other expense, net	$(544)	$(919)	$(1,083)	$(2,084)

“Other” includes sublease income and gain on disposal of property and equipment.

Net interest and other expense for the three months ended June 30, 2020 decreased 41%, or $0.4 million from the same period in 2019. The decrease is primarily related to lower interest and amortized discount expense related to the Refinanced Convertible Note (as defined below), of which the principal balance of $18.0 million was converted to common stock in September 2019. This decrease was partially offset by increased factoring and financing fees on the secured borrowing arrangement.

Net interest and other expense for the six months ended June 30, 2020 decreased 48%, to $1.1 million, from $2.1 million for the same period in 2019. The decrease is primarily related to lower interest and amortized discount expense related to the Refinanced Convertible Note, of which the principal balance of $18.0 million was converted to common stock in September 2019, together with decreased foreign currency translation losses. The decrease was partially offset by increased factoring and financing fees on the secured borrowing arrangement.

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

Liquidity and Capital Resources

The Company has incurred significant losses and experienced negative cash flows since inception. As of June 30, 2020, the Company had cash of $1.2 million, a decline of $0.3 million from the December 31, 2019 balance of $1.5 million. As of June 30, 2020, we had a working capital deficit of $28.0 million, a stockholder’s’ deficit of $28.0 million and an accumulated deficit of $196.2 million resulting from recurring losses from operations. As a result of our history of losses and financial condition, there is substantial doubt about our ability to continue as a going concern. For financial information concerning more recent periods, see our reports for such periods filed with the SEC.

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

Our net consolidated cash flows are as follows (in thousands):

	For the Six Months Ended June 30,
	2020	2019
Consolidated Statements of Cash Flows Data:
Net cash provided by (used) in operating activities	$1,191	$(5,332)
Net cash provided by (used) in investing activities	11	(13)
Net cash (used in) provided by financing activities	(1,521)	4,116
Effect of exchange rate changes on cash	—	9
Net change in cash	$(319)	$(1,220)

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

Our operating cash flows were $6.5 million higher for the six months ended June 30, 2020 compared to the same period in 2019. The variance includes a source of cash provided by a reduction in net loss period-over-period of $10.1 million, offset by a use of cash due to a change in non-cash adjustments of $1.1 million. This variance finally includes a use of cash due to a change in net operating assets and liabilities of $2.4 million. The current period change in net operating assets and liabilities is primarily the result of an increase in accounts payable and accrued liabilities of $0.9 million, due to increased accrued interest and non-payment of vendor invoices as part of the Company’s cash conservation management policies. During the six months ended June 30, 2019, the source of cash of $3.3 million related to the change in net operating assets and liabilities was primarily the result of a decrease in our inventory balance of $4.8 million, which provided a source of cash, offset by an increase in accounts receivable of $1.2 million.

Investing Activities

During the six months ended June 30, 2020, we received $11,000 proceeds from the disposal of property and equipment. During the six months ended June 30, 2019, we used $13,000 for the purchase of equipment.

Financing Activities

Cash used in financing activities was $1.5 million and cash provided by financing activities was $4.1 million for the six months ended June 30, 2020 and 2019, respectively. During the six months ended June 30, 2020, net cash used in financing activities was primarily due to a receipt of $1.0 million from a Paycheck Protection Program Loan, repayments on the line of credit of $0.8 million, and finally, cash provided from the secured borrowing arrangement was offset by repayments of outstanding debt, resulting in net cash paid on the secured borrowing arrangement of $1.5 million.

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

For the three months ended June 30, 2020 and 2019, interest expense, including the amortization of debt discount, related to the related party convertible note was $0.1 million and $0.6 million, respectively. During the three months ended June 30, 2020 and 2019, no interest was paid in cash to Mr. Drexler.

For the six months ended June 30, 2020 and 2019, interest expense, including the amortization of debt discount, related to the related party convertible note was $0.2 million and $1.1 million, respectively. During the six months ended June 30, 2020, no interest was paid in cash to Mr. Drexler. During the six months ended June 30, 2019, $0.4 million in interest was paid in cash to Mr. Drexler.

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

In connection with the Revolving Note, the Company and Mr. Drexler entered into a security agreement dated October 4, 2019 pursuant to which the Revolving Note is secured by all of the assets and properties of the Company and its subsidiaries whether tangible or intangible. As of both June 30, 2020 and December 31, 2019, the outstanding balance on the revolving note was $1.2 million. Both the outstanding principal and all accrued interest, which became due on March 31, 2020, were refinanced under a new agreement that took effect on July 1, 2020. The revolving note is included in “Line of credit” in the consolidated balance sheets. See additional information in “Note 14. Subsequent Events” in the notes to the consolidated financial statements.

Related-Party Note Payable

The Company entered into a collateral receipt and security agreement with Mr. Drexler, dated December 27, 2019 pursuant to which Mr. Drexler agreed to post bond relating to the judgment ruled against the Company in connection with the litigation between the Company and ThermoLife, pending the appeal. The Note payable bears interest at the rate of 12% annually. The amount paid by Mr. Drexler on behalf of the Company, including fees, was $0.25 million. The amount, which was outstanding as of June 30, 2020 and December 31, 2019, was refinanced under a new agreement that took effect on July 1, 2020. The note payable is included in “Accrued and other liabilities” in the consolidated balance sheets. See additional information in “Note 14. Subsequent Events” in the notes to the consolidated financial statements.

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

The Security Agreement also contains customary restrictions on the ability of the Company to, among other things, grant liens, incur debt and transfer assets. Under the Security Agreement, the Company agreed to grant Crossroads a security interest in all of the Company’s present and future accounts, chattel paper, goods (including inventory and equipment), instruments, investment property, documents, general intangibles, intangibles, letter of credit rights, commercial tort claims, deposit accounts, supporting obligations, documents, records and the proceeds thereof. The Security Agreement has second priority lien on the Company’s assets and is subordinated to the Company’s indebtedness held by Prestige. As of June 30, 2020, and December 31, 2019, we owed Crossroads $2.2 million and $3.0 million, respectively.

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

In January 2016, the Company entered into a Purchase and Sale Agreement (the “Purchase and Sale Agreement”) with Prestige, pursuant to which the Company agreed to sell and assign and Prestige agreed to buy and accept, certain accounts receivable owed to the Company (“Accounts”). Under the terms of the Purchase and Sale Agreement, upon the receipt and acceptance of each assignment of Accounts, Prestige will pay the Company 80% of the net face amount of the assigned Accounts, up to a maximum total borrowing of $12.5 million subject to sufficient amounts of accounts receivable to secure the loan. The remaining 20% will be paid to the Company upon collection of the assigned Accounts, less any chargebacks (including chargebacks for any customer amounts that remain outstanding for over 90 days), disputes, or other amounts due to Prestige. Prestige’s purchase of the assigned Accounts from the Company will be at a discount fee which varies from 0.7% to 4%, based on the number of days outstanding from the assignment of Accounts to collection of the assigned Accounts. In addition, the Company granted Prestige a continuing security interest in and first priority lien upon all accounts receivable, inventory, fixed assets, general intangibles, and other assets. Prestige will have no recourse against the Company if payments are not made due to the insolvency of an account debtor within 90 days of invoice date, with the exception of international and certain domestic customers. As of June 30, 2020, and December 31, 2019, the Company had outstanding borrowings of approximately $2.9 million and $4.4 million, respectively.

During the three months ended June 30, 2020 and 2019, the Company assigned to Prestige accounts with an aggregate face amount of approximately $14.7 million and $13.6 million, respectively, for which Prestige paid to the Company approximately $11.7 million and $10.9 million, respectively, in cash. During the three months ended June 30, 2020 and 2019, $12.6 million and $10.4 million was repaid to Prestige, respectively, including fees and interest.

During the six months ended June 30, 2020 and 2019, the Company assigned to Prestige accounts with an aggregate face amount of approximately $26.4 million and $24.2 million, respectively, for which Prestige paid to the Company approximately $21.1 million and $19.4 million, respectively, in cash. During the six months ended June 30, 2020 and 2019, $22.6 million and $16.7 million was repaid to Prestige, respectively, including fees and interest.

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

The Note includes forgiveness provisions in accordance with the requirements of the Paycheck Protection Program, Section 1106 of the CARES Act. The Company has not determined the amount of forgiveness in connection with the loan, partly due to the ongoing routine changes in the method of calculating the amount. As of June 30, 2020, the Company owed approximately $1.0 million (principal plus accrued interest).

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2020.

Non-GAAP Adjusted EBITDA

In addition to disclosing financial results calculated in accordance with GAAP, this Form 10-Q discloses Adjusted EBITDA, which is net loss adjusted for items such as stock-based compensation, gain or loss on disposal of property and equipment, interest and other expense, net, depreciation of property and equipment, amortization of intangible assets, provision for doubtful accounts, impairment of intangible assets and taxes.

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

Set forth below are reconciliations of our reported GAAP net loss to Adjusted EBITDA (in thousands):

	For the Six Months ended	For the Three Months ended	For the Six Months ended	For the Three Months ended
	June 30, 2020	June 30, 2020	June 30, 2019	June 30, 2019

Net Loss	$(313)	$(253)	$(10,389)	$(5,884)

Non-GAAP adjustments:
Stock-based compensation	179	79	127	63
(Gain) loss on disposal of property and equipment	(11)	—	5	—
Interest and Other expense, net	1,083	544	2,084	919
Depreciation and amortization of property and equipment	105	42	194	78
Amortization of intangible assets	160	80	160	80
Provision for doubtful accounts	121	110	273	106
Provision for income taxes	44	22	36	26

Adjusted EBITDA	$1,368	$624	$(7,510)	$(4,612)

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

Other Adjustments Resulting from Reconsidering Previously Issued Financial Statements

As a result of issues identified during the Audit Committee investigation, management reconsidered the Company’s previously issued consolidated financial statements and as a result additional corrections to the Company’s previously issued consolidated financial statements for each of the quarterly reporting periods ended September 30, 2018 and for the year ended December 31, 2017 were identified. These errors, for each period presented below, were primarily due to the following:

●	Improper classification of trade promotions, payable to the Company’s customers, as operating expenses instead of a reduction in revenue;
●	Improper cut-off related to sales transactions recorded prior to transfer of control to customers in 2018 and risk of loss transferred to the customer in 2017;
●	Corrections of estimates of the expected value of customer payments, in the form of credits, issued to customers;
●	Untimely recording of the change in the estimated useful life of leasehold improvements and an asset retirement obligation related to a modification to the lease of the Company’s former headquarters;
●	Incorrect treatment of debt discounts related to the related-party convertible note; and
●	Other period-end expense cut-off.

Other adjustments include, but are not limited to the following; purchase price variances, accrual for legal fees, payroll tax adjustment on restricted stock, rebate receivable and recognizing revenue on a net versus gross basis. Accumulated deficit has been adjusted to reflect changes to net loss, for each period restated.

(ii)	Evaluation of disclosure controls and procedures.

The principal executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures as of June 30, 2020. Based on this evaluation, they concluded that because of the material weaknesses in our internal control over financial reporting discussed below, the disclosure controls and procedures were not effective as required under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures are designed to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Remediation

Our remedial actions to date and remediation plans to be undertaken in response to the findings of the Audit Committee’s investigation and the material weaknesses on internal control over financial reporting and our conclusions reached in evaluating the effectiveness of our disclosure controls and procedures and internal controls over financial reporting as of June 30, 2020, are described below.

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

Other than the ongoing remediation efforts described above, there have been no changes during the quarter ended June 30, 2020 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of business or otherwise, we may become involved in legal proceedings. We will accrue a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. The accrual for a litigation loss contingency might include, for example, estimates of potential damages, outside legal fees and other directly related costs expected to be incurred. The Company provides disclosures for material contingencies when there is a reasonable possibility that a loss or an additional loss may be incurred. In assessing whether a loss is a reasonable possibility, the Company may consider the following factors, among others: the nature of the litigation, claim or assessment, available information, opinions or views of legal counsel and other advisors, and the experience gained from similar cases. As of June 30, 2020, we were involved in the following material legal proceedings described below. These are not the only legal proceedings in which we are involved. We are involved in additional legal proceedings in the ordinary course of our business and otherwise.

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

For both the three months ended June 30, 2020 and 2019, interest expense recognized on the awarded damages was $22,000. For both the six months ended June 30, 2020 and 2019, interest expense recognized on the awarded damages was $44,000.

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

4Excelsior Matter

On March 18, 2019, 4Excelsior, a manufacturer of MusclePharm products, filed an action against MusclePharm in the Superior Court of the State of California for the County of Los Angeles, claiming approximately $6.2 million in damages relating to allegedly unpaid invoices, as well as approximately $7.8 million in consequential damages. On January 27, 2020, MusclePharm filed a counterclaim against 4Excelsior seeking unidentified damages relating to, among other things, 4Excelsior’s failure to fulfill a purchase order. MusclePharm also moved to strike 4Excelsior’s consequential damages on the grounds that they are unrecoverable under the Uniform Commercial Code. The court denied that motion, and the action has proceeded to discovery. The Company has a liability of $5.6 million and $5.3 million as of June 30, 2020 and December 31, 2019, respectively. This liability, which represents past due invoices (May 2018 through March 2019) plus interest, is recorded in “Accounts Payable” in the consolidated balance sheets. Trial has not yet been set, although a Trial Setting Conference was set for December 17, 2020.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information.

None.

Item 6. Exhibit Index

Incorporated by Reference
Exhibit No.	Description	Form	SEC File Number	Exhibit	Filing Date

31.1**	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2***	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following materials from MusclePharm Corporation’s quarterly report on Form 10-Q for the three and six months ended June 30, 2020 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Changes in Stockholders’ Deficit; (v) the Consolidated Statements of Cash Flows; and (vi) related notes to these financial statements.

**	Filed herewith
***	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MUSCLEPHARM CORPORATION

Date: November 23, 2020	By:	/s/ Allen Sciarillo
	Name:	Allen Sciarillo
	Title:	Chief Financial Officer
(Principal Financial Officer)

