Form 10-Q
period 2020-09-30
MusclePharm Corp
filed 2020-11-24
CIK 1415684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2020 or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________ to _________

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

MusclePharm Corporation

Form 10-Q

About this Report

This Form 10-Q relates to the Company’s (as defined below) quarterly period ended September 30, 2020. As previously indicated by the Company, it has been delinquent in its filings with the Securities and Exchange Commission (the “SEC”) and is making this filing after its due date. Simultaneously with making this filing, the Company also is filing its Form 10-Q for the quarterly period ended March 31, 2020 and June 30, 2020.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MusclePharm Corporation

Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash	$1,085	$1,532
Accounts receivable, net	5,205	4,807
Inventory	1,487	4,720
Prepaid expenses and other current assets	1,070	1,104
Total current assets	8,847	12,163
Property and equipment, net	46	216
Intangible assets, net	436	676
Operating lease right-of-use assets	541	1,175
Other assets	347	310
TOTAL ASSETS	$10,217	$14,540
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Obligation under secured borrowing arrangement	$2,916	$4,443
Line of credit	514	4,204
Operating lease liability, current	395	624
Convertible note with a related party, net of discount	2,735	1,034
Accounts payable	21,343	26,178
Accrued and other liabilities	6,391	5,058
Total current liabilities	34,294	41,541
Operating lease liability, long-term	447	723
Other long-term liabilities	2,741	228
Total liabilities	37,482	42,492
Commitments and contingencies (Note 8)
Stockholders’ deficit:
Common stock, par value of $0.001 per share; 100,000,000 shares authorized, 34,005,660 and 33,876,033 shares issued as of September 30, 2020 and December 31, 2019, respectively; 33,130,039 and 33,000,412 shares outstanding as of September 30, 2020 and December 31, 2019, respectively.	31	31
Additional paid-in capital	178,236	177,914
Treasury stock, at cost; 875,621 shares	(10,039)	(10,039)
Accumulated deficit	(195,493)	(195,858)
TOTAL STOCKHOLDERS’ DEFICIT	(27,265)	(27,952)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$10,217	$14,540

The accompanying notes are an integral part of these Consolidated Financial Statements.

MusclePharm Corporation

Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue, net	$16,085	$21,175	$49,309	$62,249
Cost of revenue	11,073	19,649	34,504	56,077
Gross profit	5,012	1,526	14,805	6,172
Operating expenses:
Advertising and promotion	49	574	362	2,134
Salaries and benefits	1,538	2,070	4,993	5,844
Selling, general and administrative	1,737	2,127	5,455	7,658
Professional fees	885	842	2,291	2,783
Impairment of operating lease right-of-use asset	167	—	167	—
Total operating expenses	4,376	5,613	13,268	18,419
Income (loss) from operations	636	(4,087)	1,537	(12,247)
Other income (expense):
Loss on settlement obligation	—	(16)	(87)	(125)
Gain on settlement of payables	518	—	518	—
Interest and other expense, net	(456)	(923)	(1,539)	(3,007)
Income (loss) before provision for income taxes	698	(5,026)	429	(15,379)
Provision for income taxes	20	53	64	89
Net income (loss)	$678	$(5,079)	$365	$(15,468)

Net income (loss) per share, basic	$0.02	$(0.27)	$0.01	$(0.94)
Net income (loss) per share, diluted	$0.01	$(0.27)	$0.01	$(0.94)

Weighted average shares used to compute net income (loss) per share, basic	33,008,189	18,527,438	32,746,147	16,443,945
Weighted average shares used to compute net income (loss) per share, diluted	49,097,595	18,527,438	48,835,553	16,443,945

The accompanying notes are an integral part of these Consolidated Financial Statements.

3

MusclePharm Corporation

Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$678	$(5,079)	$365	$(15,468)
Other comprehensive income (loss):
Change in foreign currency translation adjustment	—	(3)	—	180
Comprehensive income (loss)	$678	$(5,082)	$365	$(15,288)

The accompanying notes are an integral part of these Consolidated Financial Statements.

MusclePharm Corporation

Consolidated Statements of Changes in Stockholders’ Deficit

(In thousands, except share data)

(Unaudited)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Loss	Deficit	Deficit
Balance—December 31, 2018	15,314,667	$15	$158,944	$(10,039)	$(238)	$(176,877)	$(28,195)
Stock-based compensation for issuance and amortization of restricted stock awards to employees, executives, and directors	—	—	65	—	—	—	65
Issuance of shares of common stock related to the payment of advertising services	336,113	—	96	—	—	—	96
Change in foreign currency translation adjustment	—	—	—	—	233	(54)	179
Net loss	—	—	—	—	—	(4,505)	(4,505)
Balance—March 31, 2019	15,650,780	$15	$159,105	$(10,039)	$(5)	$(181,436)	$(32,360)
Stock-based compensation for issuance and amortization of restricted stock awards to employees, executives, and directors	—	—	63	—	—	—	63
Issuance of shares of common stock related to the payment of advertising services	153,147	—	344	—	—	—	344
Change in foreign currency translation adjustment	—	—	—	—	4	—	4
Net loss	—	—	—	—	—	(5,884)	(5,884)
Balance—June 30, 2019	15,803,927	$15	$159,512	$(10,039)	$(1)	$(187,320)	$(37,883)
Stock-based compensation for issuance and amortization of restricted stock awards to employees, executives, and directors	595,238	—	62	—	—	—	62
Issuance of shares of common stock related to the payment of advertising services	180,919	—	153	—	—	—	153
Shares issued upon conversion of note payable	16,216,216	16	17,984	—	—	—	18,000
Issuance of shares of common stock related to the settlement of litigation	150,000	—	60	—	—	—	60
Change in foreign currency translation adjustment	—	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	—	(5,079)	(5,079)
Balance—September 30, 2019	32,946,300	$31	$177,771	$(10,039)	$(4)	$(192,399)	$(24,640)

The accompanying notes are an integral part of these Consolidated Financial Statements.

MusclePharm Corporation

Consolidated Statements of Changes in Stockholders’ Deficit

(In thousands, except share data)

(Unaudited)

			Additional			Total
	Common Stock		Paid-in	Treasury	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Deficit	Deficit
Balance—December 31, 2019	33,000,412	$31	$177,914	$(10,039)	$(195,858)	$(27,952)
Stock-based compensation for issuance and amortization of restricted stock awards to employees, executives, and directors	—	—	100	—	—	100
Issuance of shares of common stock related to the payment of advertising services	101,454	—	47	—	—	47
Net loss	—	—		—	(60)	(60)
Balance—March 31, 2020	33,101,866	$31	$178,061	$(10,039)	$(195,918)	$(27,865)
Stock-based compensation for issuance and amortization of restricted stock awards to employees, executives, and directors	—	—	79	—	—	79
Issuance of shares of common stock related to the payment of advertising services	28,173	—	69	—	—	69
Net loss	—	—	—	—	(253)	(253)
Balance—June 30, 2020	33,130,039	$31	$178,209	$(10,039)	$(196,171)	$(27,970)
Stock-based compensation for issuance and amortization of restricted stock awards to employees, executives, and directors	—	—	27	—	—	27
Net income	—	—	—	—	678	678
Balance—September 30, 2020	33,130,039	$31	$178,236	$(10,039)	$(195,493)	$(27,265)

The accompanying notes are an integral part of these Consolidated Financial Statements.

MusclePharm Corporation

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$365	$(15,468)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	130	269
Amortization of intangible assets	240	240
Bad debt expense	174	41
(Gain) loss on disposal of property and equipment	(176)	5
Amortization of debt discount	—	60
Gain on settlement of payables	(518)	—
Inventory provision	(115)	375
Stock-based compensation	206	190
Issuance of common stock to non-employees	116	653
Write off of cumulative translation adjustments	—	175
Impairment of operating lease right-of-use assets	167	—
Changes in operating assets and liabilities:
Accounts receivable	(572)	1,056
Inventory	3,347	6,197
Prepaid expenses and other current assets	36	(236)
Other assets	429	533
Accounts payable and accrued liabilities	(1,259)	1,676
Net cash provided by (used in) operating activities	2,570	(4,234)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(4)	(13)
Proceeds from disposal of property and equipment	220	—
Net cash provided by (used in) investing activities	216	(13)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on line of credit	(2,452)	—
Proceeds from line of credit	—	1,500
Proceeds from secured borrowing arrangement, net of reserves	32,762	31,225
Payments on secured borrowing arrangement, net of fees	(34,289)	(29,171)
Repayment of finance lease obligations	(54)	(88)
Repayment of notes payable	(165)	—
Proceeds from issuance of PPP loan	965	—
Net cash (used in) provided by financing activities	(3,233)	3,466
Effect of exchange rate changes on cash	—	7
NET CHANGE IN CASH	(447)	(774)
CASH — BEGINNING OF PERIOD	1,532	2,317
CASH — END OF PERIOD	$1,085	$1,543
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$522	$1,171
Cash paid for taxes	$—	$73
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Convertible secured note settled through the issuance of common stock	$—	$16,841
Operating lease right-of-use assets and lease obligations (ASC 842)	$—	$2,117
Property and equipment acquired in conjunction with finance leases	$—	$29

The accompanying notes are an integral part of these Consolidated Financial Statements.

MusclePharm Corporation

Notes to Consolidated Financial Statements

(Unaudited)

Note 1. Description of Business

Description of Business

MusclePharm Corporation was incorporated in Nevada in 2006. Except as otherwise indicated herein or the context requires otherwise, the terms “MusclePharm,” the “Company,” “we,” “our” and “us” refer to MusclePharm Corporation and its subsidiaries. The Company is a scientifically-driven, performance lifestyle company that develops, markets and distributes branded sports nutrition products and nutritional supplements that are manufactured by the Company’s co-manufacturers. Our portfolio of recognized brands, including MusclePharm® and FitMiss®, is marketed and sold globally. The Company is headquartered in Calabasas, California and, as of September 30, 2020, had the following wholly-owned operating subsidiaries: MusclePharm Canada Enterprises Corp., MusclePharm Ireland Limited and MusclePharm Australia Pty Limited.

The Company has incurred significant losses and experienced negative cash flows since inception. As of September 30, 2020, the Company had cash of $1.1 million, a decline of $0.4 million from the December 31, 2019 balance of $1.5 million. As of September 30, 2020, we had a working capital deficit of $25.4 million, a stockholders’ deficit of $27.3 million and an accumulated deficit of $195.5 million resulting from recurring losses from operations. As a result of our history of losses and financial condition, there is substantial doubt about our ability to continue as a going concern.

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

The Company’s management believes the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position as of September 30, 2020, results of operations for the three and nine months ended September 30, 2020 and 2019, and cash flows for the nine months ended September 30, 2020 and 2019. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ended December 31, 2020. Certain prior period amounts have been conformed to the current period’s presentation.

These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on August 25, 2020.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and accompanying notes. Such estimates include, but are not limited to, allowance for doubtful accounts, revenue discounts and allowances, the valuation of inventory and deferred tax assets, the assessment of useful lives, recoverability and valuation of long-lived assets, likelihood and range of possible losses on contingencies, valuations of equity securities and intangible assets, warrants and options, present value of lease liabilities, among others. Actual results could differ from those estimates.

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

The Company expenses incremental direct costs of obtaining a contract (broker commissions) when the related sale takes place, since the amortization period of the commissions paid for the sale of products is less than a year. These costs are recorded in “Selling, general and administrative” expenses in the accompanying consolidated statements of income.

The Company accounts for shipping and handling costs as fulfillment activities, which are therefore recognized upon shipment of the goods.

For the three and nine months ended September 30, 2020, the Company incurred $0.2 million and $0.9 million, respectively, of inbound shipping and handling costs. For the three and nine months ended September 30, 2019, the Company incurred $0.3 million and $0.9 million, respectively, of inbound shipping and handling costs. Shipping and handling costs related to inbound purchases of raw material and finished goods are included in cost of revenues in our consolidated statements of operations.

For the three and nine months ended September 30, 2020, the Company incurred $0.6 million and $1.7 million, respectively, of shipping and handling costs related to shipments to our customers. For the three and nine months ended September 30, 2019, the Company incurred $0.9 million and $2.9 million, respectively, of shipping and handling costs related to shipments to our customers. Shipping and handling costs related to shipments to our customers is included in selling, general and administrative expenses in our consolidated statements of operations.

The Company excludes from its revenue any amounts collected from customers for sales (and similar) taxes. During the three months ended September 30, 2020 and 2019, the Company recorded discounts, and to a lesser degree, sales returns, totaling $4.1 million and $7.0 million, respectively, which accounted for 20% and 25% of gross revenue in each period, respectively. During the nine months ended September 30, 2020 and 2019, the Company recorded discounts, and to a lesser degree, sales returns, totaling $11.7 million and $22.5 million, respectively, which accounted for 19% and 27% of gross revenue in each period, respectively.

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

Significant customers are those that represent more than 10% of the Company’s revenue, net or accounts receivable for each period presented. For each significant customer, percentage of revenue, net and accounts receivable are as follows:

	Percentage of Revenue, net for the Three Months Ended September 30,		Percentage of Revenue, net for the Nine Months Ended September 30,		Percentage of Net Accounts Receivable as of
	2020	2019	2020	2019	September 30, 2020	December 31, 2019
Customers
Costco	46%	34%	37%	33%	37%	34%
Amazon	10%	16%	19%	13%	20%	20%
iHerb	*	18%	*	16%	*	*
Coupang Global, LLC	*	*	13%	*	11%	*

* Represents less than 10% of net revenue or net accounts receivable.

The Company uses a limited number of non-affiliated suppliers for contract manufacturing of its products. The Company had the following concentration of purchases with contract manufacturers:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Vendor
Nutra Blend	*	19%	*	25%
S.K. Laboratories	10%	26%	26%	36%
Mill Haven Foods LLC	*	11%	22%	*
Innovations in Nutrition and Wellness	37%	*	23%	*
Bakery Barn	*	10%	*	*
JW Nutritional	*	12%	*	*

* Represents less than 10% of total purchases.

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

Note 3. Fair Value of Financial Instruments

As of September 30, 2020, and December 31, 2019, the Company held no assets or liabilities that required re-measurement at fair value on a recurring basis. Cash balances as of September 30, 2020 and December 31, 2019 were $1.1 million and $1.5 million, respectively. The carrying amounts of the cash balances reported in the consolidated balance sheets approximate the fair value.

Note 4. Balance Sheet Components

Inventory

Inventory consisted of raw materials and finished goods, which were located either at one of our co-manufacturers or our warehouse as of September 30, 2020 and December 31, 2019.

The Company records charges for obsolete and slow-moving inventory based on the age of the product as determined by the expiration date or otherwise determined to be obsolete. Products within one year of their expiration dates are considered for write-off purposes. Historically, the Company has had minimal returns with established customers. The Company incurred insignificant inventory write-offs during each of the nine months ended September 30, 2020 and 2019. Inventory write-downs, once established, are not reversed as they establish a new cost basis for the inventory.

Property and Equipment

Property and equipment consisted of the following as of September 30, 2020 and December 31, 2019 (in thousands):

	As of September 30, 2020	As of December 31, 2019
Furniture, fixtures and equipment	$1,762	$2,592
Leasehold improvements	7	236
Vehicles	39	39
Displays	453	453
Website	497	497
Property and equipment, gross	2,757	3,817
Less: accumulated depreciation and amortization	(2,711)	(3,601)
Property and equipment, net	$46	$216

Depreciation and amortization expense related to property and equipment was $24,000 and $75,000 for the three months ended September 30, 2020 and 2019, respectively. Depreciation and amortization expense was $0.1 million and $0.3 million for the nine months ended September 30, 2020 and 2019, respectively. Depreciation and amortization expense is included in “Selling, general, and administrative” expense in the accompanying consolidated statements of operations.

Intangible Assets

Intangible assets consisted of the following (in thousands):

	As of September 30, 2020
	Gross Value	Accumulated Amortization	Net Carrying Value	Remaining Weighted- Average Useful Lives (years)
Amortized Intangible Assets
Brand (apparel rights)	$2,244	$(1,808)	$436	1.4
Total intangible assets	$2,244	$(1,808)	$436

	As of December 31, 2019
	Gross Value	Accumulated Amortization	Net Carrying Value	Remaining Weighted- Average Useful Lives (years)
Amortized Intangible Assets
Brand (apparel rights)	$2,244	$(1,568)	$676	2.1
Total intangible assets	$2,244	$(1,568)	$676

Intangible assets amortization expense was $0.1 million for each of the three months ended September 30, 2020 and 2019, respectively, and $0.2 million for each of the nine months ended September 30, 2020 and 2019, respectively, which is included in “Selling, general and administrative” expense in the accompanying consolidated statements of operations.

As of September 30, 2020, the estimated future amortization expense of intangible assets is as follows (in thousands):

For the Year Ending December 31,
Remainder of 2020	$80
2021	320
2022	36
Total amortization expense	$436

Note 5. Interest and other expense, net

For the three and nine months ended September 30, 2020 and 2019, “Interest and other expense, net” consisted of the following (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Interest and other expense, net:
Interest expense, related party	$(76)	$(458)	$(228)	$(1,528)
Interest expense, related party debt discount	—	(30)	—	(60)
Interest expense, other	(249)	(162)	(581)	(619)
Interest expense, secured borrowing arrangement	(312)	(335)	(1,060)	(840)
Foreign currency transaction loss	(2)	(11)	(20)	(224)
Other	183	73	350	264
Total interest and other expense, net	$(456)	$(923)	$(1,539)	$(3,007)

“Other” primarily includes sublease income and gain on disposal of fixed assets.

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

On July 24, 2020, the Company entered into a sublease agreement (“Sublease Agreement”) with a third-party to sublease the office building at Burbank. The sublease commenced on September 15, 2020 and would be in effect through the remainder of the Company’s lease term (September 15, 2020 through September 30, 2022). Rent will be abated between November 1, 2020 and December 31, 2020 for a total of one and a half months. In September 2020, the Company assessed its existing leases for impairment as the remaining lease costs exceeded the anticipated sublease income on these leases. As a result of the impairment analysis, the Company recorded an impairment charge of $0.2 million.

Supplemental balance sheet information related to leases was as follows (in thousands):

	Balance Sheet Classification	September 30, 2020	December 31, 2019
Assets
Operating	ROU assets, net	$541	$1,175
Finance	Property and equipment, net	9	57
Total Assets		550	1,232

Liabilities
Current liabilities:
Operating	Operating lease liability - current	$395	$624
Finance	Current accrued liability	—	54
Total current liabilities		395	678

Non-current liabilities:
Operating	Operating lease liability - long term	447	723
Total non-current liabilities		447	723
Total lease liabilities		$842	$1,401

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

The components of lease cost for operating and finance leases for the three and nine months ended September 30, 2020 were as follows (in thousands):

	Income Statement Classification	Three months ended September 30, 2020	Nine months ended September 30, 2020
Operating lease cost	Selling, general and administrative	$139	$614

Finance lease cost:
Amortization of right-of-use asset	Selling, general and administrative	7	52
Interest on lease liabilities	Selling, general and administrative	—	1
Total finance lease cost		7	53

Variable lease payments	Selling, general and administrative	94	260
Sublease income	Other income	(22)	(168)

Total lease cost		$218	$759

The components of lease cost for operating and finance leases for the three and nine months ended September 30, 2019 were as follows (in thousands):

	Income Statement Classification	Three months ended September 30, 2019	Nine months ended September 30, 2019
Operating lease cost	Selling, general and administrative	$264	$786

Finance lease cost:
Amortization of right-of-use asset	Selling, general and administrative	30	88
Interest on lease liabilities	Selling, general and administrative	1	5
Total finance lease cost		31	93

Variable lease payments	Selling, general and administrative	55	169
Sublease income	Other income	(72)	(262)

Total lease cost		$278	$786

The Company had no short-term leases as of September 30, 2020 and 2019. The Company’s leases do not provide an implicit rate; therefore, the Company uses its incremental borrowing rate based on the information available at the effective date in determining the present value of future payments for those leases. Supplemental cash flow information related to leases was as follows:

	Nine months ended September 30, 2020	Nine months ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities (in thousands):
Operating cash flows from operating leases	$506	$570
Operating cash flows from finance leases	1	5
Financing cash flows from finance leases	54	88

The weighted average remaining lease term was as follows:
Operating leases (in years)	1.8	2.4
Finance leases (in years)	0.0	0.7

The weighted average discount rate was as follows:

Operating leases	18%	18%
Finance leases	5%	5%

The maturities of lease liabilities at September 30, 2020 were as follows (in thousands):

	Operating	Finance

Remaining three months of the year ending 2020	$153	$—
2021	481	—
2022	369	—
Thereafter	—	—
Total future undiscounted lease payments	1,003
Less amounts representing interest	(162)	—
Present value of lease liabilities	$841	$—

Note 7. Debt

As of September 30, 2020, and December 31, 2019, the Company’s debt consisted of the following (in thousands):

	As of September 30, 2020	As of December 31, 2019
Refinanced convertible note, related party	$2,735	$1,034
Bonds payable	—	253
Revolving line of credit, related party	—	1,239
Obligations under secured borrowing arrangement	2,916	4,443
Line of credit – inventory financing	514	2,965
Notes payable	278	247
Paycheck Protection Program loan	965	—
Total debt	7,408	10,181
Less: current portion	(6,443)	(10,130)
Long term debt	$965	$51

Related-Party Refinanced Convertible Note

On November 3, 2017, the Company entered into the refinancing with Mr. Ryan Drexler, the Company’s Chairman of the Board of Directors, Chief Executive Officer and President (the “Refinancing”). As part of the Refinancing, the Company issued to Mr. Drexler an amended and restated convertible secured promissory note (the “Refinanced Convertible Note”) in the original principal amount of $18.0 million, which amended and restated (i) a convertible secured promissory note dated as of December 7, 2015, amended as of January 14, 2017, in the original principal amount of $6.0 million with an interest rate of 8% prior to the amendment and 10% following the amendment (the “2015 Convertible Note”), (ii) a convertible secured promissory note dated as of November 8, 2016, in the original principal amount of $11.0 million with an interest rate of 10% (the “2016 Convertible Note”), and (iii) a secured demand promissory note dated as of July 27, 2017, in the original principal amount of $1.0 million with an interest rate of 15% (the “2017 Note”, and together with the 2015 Convertible Note and the 2016 Convertible Note, collectively, the “Prior Notes”). The due date of the 2015 Convertible Note and the 2016 Convertible Note was November 8, 2017. The 2017 Note was due on demand.

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

On October 4, 2019, the Company entered into a secured revolving promissory note (the “Revolving Note”) with Mr. Drexler. Under the terms of the Revolving Note, the Company can borrow up to $3.0 million. The Revolving Note bears interest at the rate of 12% annually. The use of funds will be solely for the purchase of whey protein to be used in the manufacturing of MusclePharm products. The Company may prepay the Revolving Note by giving Mr. Drexler one days’ written notice. The Revolving Note contains customary events of default, including, among others, the failure by the Company to make a payment of principal or interest when due. Following an event of default, Mr. Drexler is entitled to accelerate the entire indebtedness under the Revolving Note. The Revolving Note also contains customary restrictions on the ability of the Company to, among other things, grant liens or incur indebtedness other than certain obligations incurred in the ordinary course of business. The restrictions are also subject to certain additional qualifications and carveouts. In connection with the Revolving Note, the Company and Mr. Drexler entered into a security agreement dated October 4, 2019, pursuant to which the Revolving Note is secured by all of the assets and properties of the Company and its subsidiaries whether tangible or intangible.

On December 27, 2019, the Company entered into a collateral receipt and security agreement with Mr. Drexler, pursuant to which Mr. Drexler agreed to post bond relating to the judgment ruled against the Company in connection with the litigation between the Company and ThermoLife International LLC (“ThermoLife”), pending the appeal. The amount paid by Mr. Drexler on behalf of the Company, including fees, was $0.3 million.

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

The 2020 Refinanced Convertible Note contains customary restrictions on the ability of the Company to, among other things, grant liens or incur indebtedness other than certain obligations incurred in the ordinary course of business. The restrictions are also subject to certain additional qualifications and carveouts, as set forth in the 2020 Refinanced Convertible Note. The 2020 Refinanced Convertible Note is subordinated to certain other indebtedness of the Company held by Prestige Capital Corporation (“Prestige”) and Crossroads Financial Group, LLC (“Crossroads”). The Company may prepay the 2020 Refinanced Convertible Note by giving Mr. Drexler between 15 and 60 days’ notice depending upon the specific circumstances, subject to Mr. Drexler’s conversion right. Mr. Drexler may convert the outstanding principal and accrued interest into shares of the Company’s common stock at a conversion price equal to or greater than (i) the closing price per share of the common stock on the last business day immediately preceding November 1, 2020 or (ii) $0.17.

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

For the three months ended September 30, 2020 and 2019, interest expense, related to the related party convertible notes was $80,000 and $0.5 million, respectively. During the three months ended September 30, 2020, no interest was paid in cash to Mr. Drexler. During the three months ended September 30, 2019, $0.4 million in interest was paid in cash to Mr. Drexler.

For the nine months ended September 30, 2020 and 2019, interest expense, related to the related party convertible notes was $0.2 million and $1.6 million, respectively. During the nine months ended September 30, 2020, no interest was paid in cash to Mr. Drexler. During the nine months ended September 30, 2019, $0.8 million in interest was paid in cash to Mr. Drexler.

Line of Credit - Inventory Financing

On October 6, 2017, the Company entered into a Loan and Security Agreement (“Security Agreement”) with Crossroads. Pursuant to the Security Agreement, the Company may borrow up to 70% of its Inventory Cost or up to 75% of Net Orderly Liquidation Value (each as defined in the Security Agreement), up to a maximum amount of $3.0 million at an interest rate of 1.5% per month, subject to a minimum monthly fee of $22,500. Subsequent to the end of 2017, the maximum amount was increased to $4.0 million. The term of the Security Agreement automatically extends in one-year increments, unless earlier terminated pursuant to the terms of the Security Agreement. The Security Agreement contains customary events of default, including, among others, the failure to make payments on amounts owed when due, default under any other material agreement or the departure of Mr. Drexler. The Security Agreement also contains customary restrictions on the ability of the Company to, among other things, grant liens, incur debt, and transfer assets. Under the Security Agreement, the Company agreed to grant Crossroads a security interest in all of the Company’s present and future accounts, chattel paper, goods (including inventory and equipment), instruments, investment property, documents, general intangibles, intangibles, letter of credit rights, commercial tort claims, deposit accounts, supporting obligations, documents, records and the proceeds thereof. The Security Agreement has second priority lien on the Company’s assets and is subordinated to the Company’s indebtedness held by Prestige. As of September 30, 2020, and December 31, 2019, we owed Crossroads $0.5 million and $3.0 million, respectively.

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

Secured Borrowing Arrangement

In January 2016, the Company entered into a Purchase and Sale Agreement (the “Purchase and Sale Agreement”) with Prestige, pursuant to which the Company agreed to sell and assign and Prestige agreed to buy and accept, certain accounts receivable owed to the Company (“Accounts”). Under the terms of the Purchase and Sale Agreement, upon the receipt and acceptance of each assignment of Accounts, Prestige will pay the Company 80% of the net face amount of the assigned Accounts, up to a maximum total borrowing of $12.5 million subject to sufficient amounts of accounts receivable to secure the loan. The remaining 20% will be paid to the Company upon collection of the assigned Accounts, less any chargebacks (including chargebacks for any customer amounts that remain outstanding for over 90 days), disputes, or other amounts due to Prestige. Prestige’s purchase of the assigned Accounts from the Company will be at a discount fee which varies based on the number of days outstanding from the assignment of Accounts to collection of the assigned Accounts. In addition, the Company granted Prestige a continuing security interest in and first priority lien upon all accounts receivable, inventory, fixed assets, general intangibles, and other assets. Prestige will have no recourse against the Company if payments are not made due to the insolvency of an account debtor within 90 days of invoice date, with the exception of international and certain domestic customers. As of September 30, 2020 and December 31, 2019, the Company had outstanding borrowings of approximately $3.0 million and $4.4 million, respectively.

During the three months ended September 30, 2020 and 2019, the Company assigned to Prestige accounts with an aggregate face amount of approximately $14.6 million and $14.8 million, respectively, for which Prestige paid to the Company approximately $11.6 million and $11.9 million, respectively, in cash. During the three months ended September 30, 2020 and 2019, $11.6 million and $12.5 million was repaid to Prestige, respectively, including fees and interest.

During the nine months ended September 30, 2020 and 2019, the Company assigned to Prestige accounts with an aggregate face amount of approximately $41.0 million and $39.0 million, respectively, for which Prestige paid to the Company approximately $32.8 million and $31.2 million, respectively, in cash. During the nine months ended September 30, 2020 and 2019, $34.3 million and $29.2 million was repaid to Prestige, respectively, including fees and interest.

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

The Note is expected to mature on May 16, 2022. Payments were due by November 16, 2020 (the “Deferment Period”) and interest was accrued during the Deferment Period. However, the Flexibility Act, which was signed into law on June 5, 2020, extended the Deferment Period to the date that the forgiven amount is remitted by the United States Small Business Administration (“SBA”) to HSBF. The Company is in the process of filling out the forgiveness application form. As of September 30, 2020, the Company owed approximately $1.0 million (principal plus accrued interest), and the amount is recorded in “Other long-term liabilities” in the consolidated balance sheets.

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

During each of the three months ended September 30, 2020 and 2019, the Company recorded a charge of $19,000 and during the nine months ended September 30, 2020 and 2019, the Company recorded a charge of $56,000 and $77,000, respectively. This charge, representing imputed interest, is included in “Interest and other expense, net” in the Company’s consolidated statements of operations.

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

The Company determined that approximately $1.0 million dollars of the Owed Amount was due within a year, and this amount was recorded in “Accrued and other liabilities” in the consolidated balance sheets. The present value of the remaining Owed Amount that was due after a year was $1.6 million, and the amount was recorded in “Other long term liabilities” in the consolidated balance sheets. The Company made the first payment of $60,000 in September 2020.

During the three and nine months ended September 30, 2020, the Company recorded $0.5 million as a gain on the settlement of the liability, and interest expense of $3,000, in the consolidated statements of operations.

Contingencies

In the normal course of business or otherwise, the Company may become involved in legal proceedings. The Company will accrue a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. The accrual for a litigation loss contingency might include, for example, estimates of potential damages, outside legal fees and other directly related costs expected to be incurred. The Company provides disclosures for material contingencies when there is a reasonable possibility that a loss or an additional loss may be incurred. In assessing whether a loss is a reasonable possibility, the Company may consider the following factors, among others: the nature of the litigation, claim or assessment, available information, opinions or views of legal counsel and other advisors, and the experience gained from similar cases. As of September 30, 2020, the Company was involved in the following material legal proceedings described below.

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

For both the three months ended September 30, 2020 and 2019, interest expense recognized on the awarded damages was $22,000. For both the nine months ended September 30, 2020 and 2019, interest expense recognized on the awarded damages was $66,000.

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

4Excelsior Matter

On March 18, 2019, 4Excelsior, a manufacturer of MusclePharm products, filed an action against MusclePharm in the Superior Court of the State of California for the County of Los Angeles, claiming approximately $6.2 million in damages relating to allegedly unpaid invoices, as well as approximately $7.8 million in consequential damages. On January 27, 2020, MusclePharm filed a counterclaim against 4Excelsior seeking unidentified damages relating to, among other things, 4Excelsior’s failure to fulfill a purchase order. MusclePharm also moved to strike 4Excelsior’s consequential damages on the grounds that they are unrecoverable under the Uniform Commercial Code. The court denied that motion, and the action has proceeded to discovery. The Company had a liability of $5.7 million and $5.3 million as of September 30, 2020 and December 31, 2019, respectively. This liability, which represents past due invoices (May 2018 through March 2019) plus interest, is recorded in “Accounts Payable” in the consolidated balance sheets. Trial has not yet been set, although a Trial Setting Conference was set for December 17, 2020.

On November 16, 2020, the Company and 4Excelsior entered into a stipulation of settlement that provided that the Company would pay to 4Excelsior a total of $4,750,000, in four monthly payments of $70,000, beginning January 5, 2021, and thereafter in monthly payments of $100,000. The parties have not yet entered into a settlement agreement giving effect to the stipulation of settlement.

Note 9. Stockholders’ Deficit

Common Stock

The fair value of all stock issuances is based upon the quoted closing trading price on the date of issuance. Common stock outstanding as of September 30, 2020 includes shares legally outstanding, even if subject to future vesting. For the nine months ended September 30, 2020, the Company had the following transactions related to its common stock, including restricted stock awards (in thousands, except share and per share data):

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

The fair value of all stock issuances above is based upon the quoted closing trading price on the date of issuance. Common stock outstanding as of September 30, 2020 and December 31, 2019 includes shares legally outstanding even if subject to future vesting.

Warrants

For the nine months ended September 30, 2020 and 2019, the Company did not issue any warrants. As of both September 30, 2020 and 2019, the Company had outstanding warrants of 1,289,378 shares.

Treasury Stock

For the nine months ended September 30, 2020 and 2019, the Company did not repurchase any shares of its common stock and held 875,621 shares in treasury as of both September 30, 2020 and 2019.

Note 10. Stock-Based Compensation

Restricted Stock

The Company’s stock-based compensation for the nine months ended September 30, 2020 and 2019 consist primarily of restricted stock awards. The activity of restricted stock awards granted to employees, executives and Board members during the nine months ended September 30, 2020 was as follows:

	Unvested Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance – December 31, 2019	690,132	$0.42
Granted	—	—
Vested	(568,280)	0.42
Forfeited	(121,852)	0.42
Unvested balance – September 30, 2020	—	—

There were no restricted stock awards granted for both the three and nine months ended September 30, 2020. The Company issued 595,238 shares of restricted stock to its Board members for both the three and nine months ended September 30, 2019. The total fair value of restricted stock awards granted to the Board for both the three and nine months ended September 30, 2019 was $0.3 million.

As of September 30, 2020, there was no unrecognized expense for unvested restricted stock awards.

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

Stock Options Summary Table

The following table describes the total options outstanding, granted, exercised, expired and forfeited as of and during the nine months ended September 30, 2020. Shares obtained from the exercise of our options are subject to various trading restrictions.

	Options Pursuant to the 2015 Plan	Weighted Average Exercise Price Per Share	Weighted Average Fair Value of Options	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Issued and outstanding as of December 31, 2019	171,703	$1.89	$1.72	6.17	—
Granted	—	—	—	—	—
Exercised	—	—	—	—	—
Forfeited	—	—	—	—	—
Issued and outstanding as of September 30, 2020	171,703	1.89	1.72	5.39	—
Exercisable as of September 30, 2020	171,703	1.89	1.72	5.39	—

For the three and nine months ended September 30, 2020 and 2019, the Company recorded no stock compensation expense related to options.

Note 11. Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of shares of common stock outstanding during each period. The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share for the periods presented (in thousands, except share and per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$678	$(5,079)	$365	$(15,468)
Weighted average common shares used in computing net income (loss) per share, basic	33,008,189	18,527,438	32,746,147	16,443,945
Potentially diluted securities	16,089,406	—	16,089,406	—
Weighted average common shares used in computing net income (loss) per share, diluted	49,097,595	18,527,438	48,835,553	16,443,945
Net income (loss) per share, basic	$0.02	$(0.27)	$0.01	$(0.94)
Net income (loss) per share, diluted	$0.01	$(0.27)	$0.01	$(0.94)

Diluted net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The Company uses the treasury stock method to determine whether there is a dilutive effect of outstanding potentially dilutive securities, and the if-converted method to assess the dilutive effect of the convertible notes.

The Company reported a net income for the three and nine months ended September 30, 2020. The 2020 Refinanced Convertible Note issued to Mr. Drexler was assumed to have been converted on the effective date of July 1, 2020, at a conversion price of $0.17. The resulting shares of 16,089,406, which represented potentially dilutive securities was included in the computations for the diluted net income per share for the three and nine months ended September 30, 2020.

There was no dilutive effect for the outstanding awards for the three and nine months ended September 30, 2019, as the Company reported a net loss for both periods. The following securities were excluded from the computations of the diluted net income (loss) per share, as the effect of the securities would be anti-dilutive:

	As of September 30,
	2020	2019
Stock options	171,703	171,703
Warrants	1,289,378	1,289,378
Unvested restricted stock	—	595,238
2017 Refinanced Convertible notes	—	931,974
Total common stock equivalents	1,461,081	2,988,293

Note 12. Income Taxes

The Company recorded a tax expense of $20,000 and tax income of $53,000 for the three months ended September 30, 2020 and 2019, respectively, and $64,000 and $89,000 for the nine months ended September 30, 2020 and 2019, respectively.

Income taxes are provided for the tax effects of transactions reported in the consolidated financial statements and consist of taxes currently due. Deferred taxes relate to differences between the basis of assets and liabilities for financial and income tax reporting which will be either taxable or deductible when the assets or liabilities are recovered or settled. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has established a full valuation allowance as it is more likely than not that the tax benefits will not be realized as of September 30, 2020.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue, net:
United States	$10,072	$15,632	$35,433	$44,798
International	6,013	5,543	13,876	17,451
Total revenue, net	$16,085	$21,175	$49,309	$62,249

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

There are no events subsequent to September 30, 2020 that have not been described in the accompanying footnotes.

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

Overview

The Company is a scientifically-driven, performance lifestyle company that develops, markets and distributes branded sports nutrition products and nutritional supplements that are manufactured by the Company’s co-manufacturers. The Company offers a broad range of performance powders, bars and capsules, which seek to help athletes of all types achieve a heightened level of performance and satisfaction. Our portfolio consists of sports nutrition staples, such as protein powders and bars, and pre-workout powders, as well as well-known supplements like creatine, BCAA, fish oil, a multi-vitamin and more. These products fall under the globally-recognized brands, MusclePharm® and FitMiss®, which are marketed and sold globally. Our corporate headquarters are located in Calabasas, CA.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2020 to the Three Months Ended September 30, 2019

($ in thousands)	Three Months Ended September 30
	2020	2019	$ Change	% Change

Revenue, net	$16,085	$21,175	$(5,090)	(24)%
Cost of revenue	11,073	19,649	(8,576)	(44)
Gross profit	5,012	1,526	3,486	228
Operating expenses:
Advertising and promotion	49	574	(525)	(91)
Salaries and benefits	1,538	2,070	(532)	(26)
Selling, general and administrative	1,737	2,127	(390)	(18)
Professional fees	885	842	43	5
Impairment of operating lease right-of-use assets	167	—	167	100
Total operating expenses	4,376	5,613	(1,237)	(22)
Income (loss) from operations	636	(4,087)	4,723	(116)
Other income (expense):
Loss on settlement obligation	—	(16)	16	(100)
Gain on settlement of payables	518	—	518	100
Interest and other expense, net	(456)	(923)	467	(51)
Income (loss) before provision for income taxes	698	(5,026)	5,723	(114)
Provision for income taxes	20	53	(33)	(62)
Net income (loss)	$678	$(5,079)	$5,757	(113)%

Comparison of the Nine Months Ended September 30, 2020 to the Nine Months Ended September 30, 2019

	Nine Months Ended September 30
($ in thousands)	2020	2019	$ Change	% Change

Revenue, net	$49,309	$62,249	$(12,940)	(21)%
Cost of revenue	34,504	56,077	(21,573)	(38)
Gross profit	14,805	6,172	8,633	140
Operating expenses:
Advertising and promotion	362	2,134	(1,772)	(83)
Salaries and benefits	4,993	5,844	(851)	(15)
Selling, general and administrative	5,455	7,658	(2,203)	(29)
Professional fees	2,291	2,783	(492)	(18)
Impairment of operating lease right-of-use asset	167	—	167	100
Total operating expenses	13,268	18,419	(5,151)	(28)
Income (loss) from operations	1,537	(12,247)	13,784	(113)
Other income (expense):
Loss on settlement obligation	(87)	(125)	38	(30)
Gain on settlement of payables	518	—	518	100
Interest and other expense, net	(1,539)	(3,007)	1,468	(49)
Income (loss) before provision for income taxes	429	(15,379)	15,808	(103)
Provision for income taxes	64	89	(25)	(28)
Net income (loss)	$365	$(15,468)	$15,833	(102)%

The following table presents our operating results as a percentage of revenue, net for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue, net	100%	100%	100%	100%
Cost of revenue	69	93	70	90
Gross profit	31	7	30	10
Operating expenses:
Advertising and promotion	—	3	1	3
Salaries and benefits	10	10	10	9
Selling, general and administrative	11	10	11	12
Professional fees	5	4	5	4
Impairment of operating lease right-of-use asset	1	—	—	—
Total operating expenses	27	27	27	28
Income (loss) from operations	4	(20)	3	(18)
Other income (expense):
Loss on settlement obligation	—	(1)	—	—
Gain on settlement of payables	3	—	1	—
Interest and other expense, net	(3)	(2)	(3)	(5)
Income (loss) before provision for income taxes	4	(23)	1	(23)
Provision for income taxes	—	—	—	—
Net income (loss)	4	(23)%	1	(23)%

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

The MusclePharm brands are marketed across major global retail distribution channels. Below is a table of revenue, net by our major distribution channel:

	For the Three Months Ended September 30,
	2020	% of Total	2019	% of Total
Distribution Channel
Specialty	$4,770	30%	$9,655	45%
International	6,013	37%	5,543	27%
FDM	5,302	33%	5,925	28%
Total	$16,085	100%	$21,175	100%

	For the Nine Months Ended September 30,
	2020	% of Total	2019	% of Total
Distribution Channel
Specialty	$21,739	44%	$27,966	45%
International	13,876	28%	17,451	28%
FDM	13,694	28%	16,832	27%
Total	$49,309	100%	$62,249	100%

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

For the three months ended September 30, 2020, the increase in international sales is primarily due to notable sales with Coupang Direct Import (approximately 5% of revenue, net), a customer since March of 2020, which has been experiencing substantial organic growth. For the nine months ended September 30, 2020, the reductions in sales from international customers related primarily to lower sales volumes due to a reduction in discounts offered to these customers.

For the three and nine months ended September 30, 2020, the decrease in Specialty is primarily due to lower sales volumes due to a reduction in discounts offered to these customers, in particular iHerb, who represented 18% and 16% of revenue, net for the three and nine months ended September 30, 2019, respectively, and less than 10% of revenue, net for the same periods in 2020.

For the three months ended September 30, 2020, the decrease in FDM is primarily due to a decrease in sales to BJ’s Wholesale Club. During the nine months ended September 30, 2020, the decrease in FDM is primarily due to a decrease in domestic sales to Costco, the result of a reduction in promotional sales in 2020 as compared to 2019, and the impact of Covid-19, which impacted several Brick-and-Mortar stores. During the nine months ended September 30, 2020, Costco’s net domestic sales decreased $2.1 million, the result of a reduction in promotional discounts of 36% in 2020 as compared to 2019, and the impact of Covid-19. During the three months ended September 30, 2020 and 2019, Costco accounted for approximately 46% and 34% of our revenue, net respectively. During the nine months ended September 30, 2020 and 2019, Costco accounted for approximately 37% and 33% of our revenue, net, respectively.

Revenue, net decreased $5.1 million, or 24%, to $16.1 million for the three months ended September 30, 2020, compared to $21.2 million for the same period in 2019. Revenue, net for the three months ended September 30, 2020 decreased primarily due to reduced domestic sales of $5.6 million, which was partially offset by increased international sales of $0.5 million. Discounts and sales allowances decreased to 20% of gross revenue, or $4.1 million, for the three months ended September 30, 2020 from 25% of gross revenue, or $7.0 million for the same period in 2019. Discounts and sales allowance will fluctuate based on customer mix and changes in discretionary promotional activity.

Revenue, net decreased $12.9 million, or 21%, to $49.3 million for the nine months ended September 30, 2020, compared to $62.2 million for the same period in 2019. Revenue, net for the nine months ended September 30, 2020 decreased due to reduction in our international sales of $3.6 million, together with reduced domestic sales of $9.3 million. Discounts and sales allowances decreased to 19% of gross revenue, or $11.7 million, for the nine months ended September 30, 2020 from 27% of gross revenue, or $22.5 million for the same period in 2019. Discounts and sales allowance will fluctuate based on customer mix and changes in discretionary promotional activity.

We expect that our discounts and allowances will continue to decrease, overall and as a percentage of revenue as we reduce certain discretionary promotional activity. We have not experienced a commensurate increase in revenues as a result of higher discretionary promotional activity.

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

Costs of revenue decreased 44% to $11.1 million for the three months ended September 30, 2020, compared to $19.6 million for the same period in 2019. This decrease was due, in part, to lower revenues, with gross revenue for the three months ended September 30, 2020 decreasing 28% compared to the same period in 2019. In addition, during the three months ended September 30, 2020, there was a significant decrease in protein prices compared to the prior year period, further contributing to lower costs of revenue. Gross profit for the three months ended September 30, 2020 increased $3.5 million to $5.0 million compared to $1.5 million for the same period in 2019. Gross profit was 31% of revenue, net for the three months ended September 30, 2020 compared to 7% of revenue, net for the same period in 2019. Positively impacting the gross profit percentage was a decrease of 5% in promotional discounts, as a percentage of revenue, net, and a decrease in protein prices for the three months ended September 30, 2020 compared to the three months ended September 30, 2019, further contributing to the gross profit percentage increase.

Costs of revenue decreased 38% to $34.5 million for the nine months ended September 30, 2020, compared to $56.1 million for the same period in 2019. This decrease was due, in part, to lower revenues, with gross revenue for the nine months ended September 30, 2020 decreasing 28% compared to the same period in 2019. In addition, during the nine months ended September 30, 2020, there was a significant decrease in protein prices compared to the prior year period, further contributing to lower costs of revenue. Gross profit for the nine months ended September 30, 2020 increased $8.6 million to $14.8 million compared to $6.2 million for the same period in 2019. Gross profit was 30% of revenue, net for the nine months ended September 30, 2020 compared to 10% for the same period in 2019. Positively impacting the gross profit percentage was a decrease of 8% in promotional discounts, as a percentage of revenue, net, and a decrease in protein prices for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, further contributing to the gross profit percentage increase.

Operating Expenses

Advertising and Promotion

Our advertising and promotion expenses consist primarily of digital, print and media advertising, athletic endorsements and sponsorships, promotional giveaways, in store product demonstrations, broker fees, in store product displays and trade show events.

Advertising and promotion expense decreased 91% to $0.05 million for the three months ended September 30, 2020, compared to the same period in 2019, when advertising and promotion expense was $0.57 million. The decrease was primarily due to reduced other advertising (including reduced club demonstrations and sports marketing), reduced print advertising and reduced giveaways of $0.1 million.

Advertising and promotion expense decreased 83% to $0.4 million for the nine months ended September 30, 2020, compared to the same period in 2019, when advertising and promotion expense was $2.1 million. The decrease for the nine months ended September 30, 2019 primarily included a reduction in giveaways, sponsorships, trade shows, print advertising and club demonstrations.

The reductions in both comparative periods were all made in an effort to reduce overall spending as we shift our promotional costs, in part, from general branding and product awareness to acquiring customers and driving sales from existing customers.

Salaries and Benefits

Salaries and benefits consist primarily of salaries, bonuses, benefits, and stock-based compensation. Personnel costs are a significant component of our operating expenses.

For the three months ended September 30, 2020, salaries and benefits expense decreased 26% to $1.5 million, compared to $2.1 million for the same period in 2019.

For the nine months ended September 30, 2020, salaries and benefits expense decreased 15% to $5.0 million, compared to $5.8 million for the same period in 2019.

For the three and nine months ended September 30, 2020, the reductions were primarily due to headcount reductions and termination of higher income employees, such as Mr. Casutto, a former executive.

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

For the three months ended September 30, 2020, selling, general and administrative expenses decreased 18% to $1.7 million compared to the same period in 2019, when selling, general and administrative expenses were $2.1 million. The decrease during the three months ended September 30, 2020 compared to the same period in 2019 were primarily due to lower freight expenses of $0.3 million (due to changes in carrier and shipping locations and lower revenues), together with lower travel expenses, depreciation, research and development, office expenses and other general expenses, offset by increased bad debts, with a combined reduction of $0.1 million. These reductions are in line with the Company’s cost reduction strategy.

For the nine months ended September 30, 2020, selling, general and administrative expenses decreased 29% to $5.5 million, compared to the same period in 2019, when selling, general and administrative expenses were $7.7 million. The decrease during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2019 were primarily due to lower freight expenses of $1.2 million (due to changes in carrier and shipping locations and lower revenues), together with reduced travel expenses, depreciation, research and development, office expenses and other general expenses, offset by increased bad debt, with a combined reduction of $1.0 million. These reductions are in line with the Company’s cost reduction strategy.

Professional Fees

Professional fees consist primarily of legal fees, accounting and audit fees, consulting fees, which includes both cash and stock-based compensation, and investor relations costs.

For the three months ended September 30, 2020 and 2019, professional fees were relatively flat at $0.9 million and $0.8 million, respectively.

For the nine months ended September 30, 2020, professional fees decreased 18% to $2.3 million, compared to the same period in 2019 when professional fees were $2.8 million. The decrease is primarily due to reduced legal fees of $1.1 million as the Company has made progress on winding down various legal matters. These reduced legal fees have been offset in part by increased accounting fees, resulting from the additional audit and accounting work performed which relate to the restated financial statements filed with the SEC on August 25, 2020.

Interest and other income (expense), net

For the three and nine months ended September 30, 2020 and 2019, “Interest and other income (expense), net” consisted of the following (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Interest and other expense, net:
Interest expense, related party	$(76)	$(458)	$(228)	$(1,528)
Interest expense, related party debt discount	—	(30)	—	(60)
Interest expense, other	(249)	(162)	(581)	(619)
Interest expense, secured borrowing arrangement	(312)	(335)	(1,060)	(840)
Foreign currency transaction loss	(2)	(11)	(20)	(224)
Other	183	73	350	264
Total interest and other expense, net	$(456)	$(923)	$(1,539)	$(3,007)

“Other” primarily includes sublease income and gain on disposal of fixed assets.

Net interest and other expense, net for the three months ended September 30, 2020 decreased 51%, or $0.5 million, compared to the same period in 2019. The decrease is primarily related to increased other income due to a gain on disposal of fixed assets of $0.1 million, together with lower interest of $0.4 million related to the Refinanced Convertible Note, of which the principal balance of $18.0 million was converted to common stock in September 2019. This decrease was partially offset by increased settlement interest and factoring and financing fees on the secured borrowing arrangement.

Net interest and other expense, net for the nine months ended September 30, 2020 decreased 49%, or $1.5 million, compared to the same period in 2019. The decrease is primarily related to increased other income due to a gain on disposal of fixed assets of $0.1 million, a decreased foreign currency transaction loss of $0.2 million, and lower interest of $1.2 million related to the Refinanced Convertible Note, of which the principal balance of $18.0 million was converted to common stock in September 2019. This decrease was partially offset by increased factoring and financing fees on the secured borrowing arrangement.

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

Liquidity and Capital Resources

The Company has incurred significant losses and experienced negative cash flows since inception. As of September 30, 2020, the Company had cash of $1.1 million, a decline of $0.4 million from the December 31, 2019 balance of $1.5 million. As of September 30, 2020, we had a working capital deficit of $25.4 million, a stockholders’ deficit of $27.3 million and an accumulated deficit of $195.5 million resulting from recurring losses from operations. As a result of our history of losses and financial condition, there is substantial doubt about our ability to continue as a going concern.

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

As a result of these measures, as well as a reduction in protein prices, the Company realized increased gross profit in the fourth quarter of 2019, a trend which continued into the third quarter of 2020. Beginning in April 2020, the Company experienced a slowdown, which has continued to date, in sales from its retail customers, including its largest customer. This decline has been partially offset by a growth in sales to our largest online customers, although there can be no assurances that such growth will continue, or that the Company will have the financial resources to produce the additional quantities required by these customers. In 2020, the Company also negotiated lower costs of goods sold with our co-manufacturers. Management believes reductions in operating costs, and continued focus on gross profit, primarily pricing controls and a reduction in product discounts and promotional activity with the Company’s customers, will allow us to ultimately achieve profitability; however, the Company can give no assurances that this will occur.

Our net consolidated cash flows are as follows (in thousands):

	For the Nine Months Ended September 30,
	2020	2019
Consolidated Statements of Cash Flows Data:
Net cash provided by (used in) operating activities	$2,570	$(4,234)
Net cash provided by (used in) investing activities	216	(13)
Net cash (used in) provided by financing activities	(3,233)	3,466
Effect of exchange rate changes on cash	—	7
Net change in cash	$(447)	$(774)

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

Our operating cash inflows were $6.8 million higher for the nine months ended September 30, 2020 compared to the same period in 2019. The variance includes a source of cash provided by a current period net income, which reduced the prior year net loss by $15.8 million, offset by a use of cash due to a change in non-cash adjustments of $1.8 million. This variance finally includes a use of cash due to a change in net operating assets and liabilities of $7.2 million. The change in net operating assets and liabilities in the current period is the result of an increase in our accounts receivable balance of $0.6 million, a decrease in our inventory balance of $3.3 million, a decrease in other assets of $0.4 million and a decrease in our accounts payable and accrued liabilities balance of $1.3 million, due to the paydown of vendor invoices. During the nine months ended September 30, 2019, the change in net operating assets and liabilities included a decrease in our accounts receivable balance of $1.1 million, a decrease in our inventory balance of $6.2 million, an increase in our accounts payable and accrued liabilities balance of $1.7 million, and a decrease in prepaid expenses and other assets of $0.3 million which together provided a source of cash flow.

Investing Activities

During the nine months ended September 30, 2020, we received $0.2 million from the disposal of assets held at our Tennessee warehouse and Burbank locations. During the nine months ended September 30, 2019, we used $13,000 for the purchase of equipment.

Financing Activities

Cash used in financing activities was $3.2 million for the nine months ended September 30, 2020 and cash provided by financing activities was $3.5 million for the nine months ended September 30, 2019. During the nine months ended September 30, 2020, we used $2.5 million to repay the line of credit and received $1.0 million as part of the Paycheck Protection Program. Cash provided from the secured borrowing arrangement was offset by repayments of outstanding debt, resulting in a net cash used of $1.5 million. During the nine months ended September 30, 2019, we received $1.5 million proceeds from the line of credit; further, cash provided from the secured borrowing arrangement was offset by repayments of outstanding debt, resulting in net proceeds of $2.1 million.

To manage cash flow, we have entered into numerous financing arrangements outlined below.

Indebtedness Agreements

Related-Party Refinanced Convertible Note

On November 3, 2017, the Company entered into the refinancing with Mr. Ryan Drexler, the Company’s Chairman of the Board of Directors, Chief Executive Officer and President (the “Refinancing”). As part of the Refinancing, the Company issued to Mr. Drexler an amended and restated convertible secured promissory note (the “Refinanced Convertible Note”) in the original principal amount of $18.0 million, which amended and restated (i) a convertible secured promissory note dated as of December 7, 2015, amended as of January 14, 2017, in the original principal amount of $6.0 million with an interest rate of 8% prior to the amendment and 10% following the amendment (the “2015 Convertible Note”), (ii) a convertible secured promissory note dated as of November 8, 2016, in the original principal amount of $11.0 million with an interest rate of 10% (the “2016 Convertible Note”), and (iii) a secured demand promissory note dated as of July 27, 2017, in the original principal amount of $1.0 million with an interest rate of 15% (the “2017 Note”, and together with the 2015 Convertible Note and the 2016 Convertible Note, collectively, the “Prior Notes”). The due date of the 2015 Convertible Note and the 2016 Convertible Note was November 8, 2017. The 2017 Note was due on demand.

The interest rate on the $18.0 million Refinanced Convertible Note was 12% per annum, and interest payments were due on the last day of each quarter. At the Company’s option (as determined by its independent directors), the Company could repay up to one-sixth of any interest payment by either adding such amount to the principal amount of the note or by converting such interest amount into an equivalent amount of the Company’s common stock. Any interest not paid when due would be capitalized and added to the principal amount of the Refinanced Convertible Note and bear interest on the applicable interest payment date along with all other unpaid principal, capitalized interest, and other capitalized obligations. Both the principal and the interest under the Refinanced Convertible Note were due on December 31, 2019, unless converted earlier. Mr. Drexler could convert the outstanding principal and accrued interest into shares of the Company’s common stock at a conversion price of $1.11 per share at any time. The Company could prepay the Refinanced Convertible Note by giving Mr. Drexler between 15 and 60 days’ notice depending upon the specific circumstances, subject to Mr. Drexler’s conversion right.

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

On December 27, 2019, the Company entered into a collateral receipt and security agreement with Mr. Drexler, pursuant to which Mr. Drexler agreed to post bond relating to the judgment ruled against the Company in connection with the litigation between the Company and ThermoLife, pending the appeal. The amount paid by Mr. Drexler on behalf of the Company, including fees, was $0.3 million.

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

For the three months ended September 30, 2020 and 2019, interest expense, including the amortization of debt discount, related to the related party convertible notes was $80,000 and $0.5 million, respectively. During the three months ended September 30, 2020, no interest was paid in cash to Mr. Drexler. During the three months ended September 30, 2019, $0.4 million in interest was paid in cash to Mr. Drexler.

For the nine months ended September 30, 2020 and 2019, interest expense, including the amortization of debt discount, related to the related party convertible notes was $0.2 million and $1.6 million, respectively. During the nine months ended September 30, 2020, no interest was paid in cash to Mr. Drexler. During the nine months ended September 30, 2019, $0.8 million in interest was paid in cash to Mr. Drexler.

Line of Credit - Inventory Financing

On October 6, 2017, the Company entered into a Security Agreement with Crossroads. Pursuant to the Security Agreement, the Company may borrow up to 70% of its Inventory Cost or up to 75% of Net Orderly Liquidation Value (each as defined in the Security Agreement), up to a maximum amount of $3.0 million at an interest rate of 1.5% per month, subject to a minimum monthly fee of $22,500. Subsequent to the end of 2017, the maximum amount was increased to $4.0 million. The term is extended automatically in one-year increments, unless earlier terminated pursuant to the terms of the Security Agreement. The Security Agreement contains customary events of default, including, among others, the failure to make payments on amounts owed when due, default under any other material agreement or the departure of Mr. Drexler. The Security Agreement also contains customary restrictions on the ability of the Company to, among other things, grant liens, incur debt and transfer assets. Under the Security Agreement, the Company agreed to grant Crossroads a security interest in all our present and future accounts, chattel paper, goods (including inventory and equipment), instruments, investment property, documents, general intangibles, intangibles, letter of credit rights, commercial tort claims, deposit accounts, supporting obligations, documents, records and the proceeds thereof. The Security Agreement has second priority lien on the Company’s assets and is subordinated to the Company’s indebtedness held by Prestige. As of September 30, 2020, and December 31, 2019, we owed Crossroads $0.5 million and $3.0 million, respectively.

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

In January 2016, the Company entered into a Purchase and Sale Agreement (the “Purchase and Sale Agreement”) with Prestige, pursuant to which the Company agreed to sell and assign and Prestige agreed to buy and accept, certain accounts receivable owed to the Company (“Accounts”). Under the terms of the Purchase and Sale Agreement, upon the receipt and acceptance of each assignment of Accounts, Prestige will pay the Company 80% of the net face amount of the assigned Accounts, up to a maximum total borrowing of $12.5 million subject to sufficient amounts of accounts receivable to secure the loan. The remaining 20% will be paid to the Company upon collection of the assigned Accounts, less any chargebacks (including chargebacks for any customer amounts that remain outstanding for over 90 days), disputes, or other amounts due to Prestige. Prestige’s purchase of the assigned Accounts from the Company will be at a discount fee which varies based on the number of days outstanding from the assignment of Accounts to collection of the assigned Accounts. In addition, the Company granted Prestige a continuing security interest in and first priority lien upon all accounts receivable, inventory, fixed assets, general intangibles, and other assets. Prestige will have no recourse against the Company if payments are not made due to the insolvency of an account debtor within 90 days of invoice date, with the exception of international and certain domestic customers. As of September 30, 2020 and December 31, 2019, the Company had outstanding borrowings of approximately $3.0 million and $4.4 million, respectively.

During the three months ended September 30, 2020 and 2019, the Company assigned to Prestige accounts with an aggregate face amount of approximately $14.6 million and $14.8 million, respectively, for which Prestige paid to the Company approximately $11.6 million and $11.9 million, respectively, in cash. During the three months ended September 30, 2020 and 2019, $11.6 million and $12.5 million was repaid to Prestige, respectively, including fees and interest.

During the nine months ended September 30, 2020 and 2019, the Company assigned to Prestige accounts with an aggregate face amount of approximately $41.0 million and $39.0 million, respectively, for which Prestige paid to the Company approximately $32.8 million and $31.2 million, respectively, in cash. During the nine months ended September 30, 2020 and 2019, $34.3 million and $29.2 million was repaid to Prestige, respectively, including fees and interest.

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

The Note is expected to mature on May 16, 2022. Payments were due by November 16, 2020 (the “Deferment Period”) and interest was accrued during the Deferment Period. However, the Flexibility Act, which was signed into law on June 5, 2020, extended the Deferment Period to the date that the forgiven amount is remitted by the United States Small Business Administration (“SBA”) to HSBF. The Company is in the process of filling out the forgiveness application form. As of September 30, 2020, the Company owed approximately $1.0 million (principal plus accrued interest).

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2020.

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

	For the Nine Months ended	For the Three Months ended	For the Nine Months ended	For the Three Months ended
	September 30, 2020	September 30, 2020	September 30, 2019	September 30, 2019

Net Loss	$365	678	(15,468)	(5,079)

Non-GAAP adjustments:
Stock-based compensation	206	27	191	63
(Gain) loss on disposal of property and equipment	(176)	(165)	5	—
Gain on settlement of payables	(518)	(518)	—	—
Interest and other expense, net	1,715	632	3,007	923
Depreciation and amortization of property and equipment	130	24	269	75
Amortization of intangible assets	240	80	240	80
Impairment of operating lease right-of-use asset	167	167	—	—
Provision for doubtful accounts	174	53	41	(232)
Provision for income taxes	64	20	88	53

Adjusted EBITDA	$2,367	998	(11,627)	(4,117)

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

The principal executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures as of September 30, 2020. Based on this evaluation, they concluded that because of the material weaknesses in our internal control over financial reporting discussed below, the disclosure controls and procedures were not effective as required under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures are designed to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Remediation

Our remedial actions to date and remediation plans to be undertaken in response to the findings of the Audit Committee’s investigation and the material weaknesses on internal control over financial reporting and our conclusions reached in evaluating the effectiveness of our disclosure controls and procedures and internal controls over financial reporting as of September 30, 2020, are described below.

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

Other than the ongoing remediation efforts described above, there have been no changes during the quarter ended September 30, 2020 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of business or otherwise, we may become involved in legal proceedings. We will accrue a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. The accrual for a litigation loss contingency might include, for example, estimates of potential damages, outside legal fees and other directly related costs expected to be incurred. As of September 30, 2020, we were involved in the following material legal proceedings described below. These are not the only legal proceedings in which we are involved. We are involved in additional legal proceedings in the ordinary course of our business and otherwise.

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

For both the three months ended September 30, 2020 and 2019, interest expense recognized on the awarded damages was $22,000. For both the nine months ended September 30, 2020 and 2019, interest expense recognized on the awarded damages was $66,000.

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

4Excelsior Matter

On March 18, 2019, 4Excelsior, a manufacturer of MusclePharm products, filed an action against MusclePharm in the Superior Court of the State of California for the County of Los Angeles, claiming approximately $6.2 million in damages relating to allegedly unpaid invoices, as well as approximately $7.8 million in consequential damages. On January 27, 2020, MusclePharm filed a counterclaim against 4Excelsior seeking unidentified damages relating to, among other things, 4Excelsior’s failure to fulfill a purchase order. MusclePharm also moved to strike 4Excelsior’s consequential damages on the grounds that they are unrecoverable under the Uniform Commercial Code. The court denied that motion, and the action has proceeded to discovery. The Company had a liability of $5.7 million and $5.3 million as of September 30, 2020 and December 31, 2019, respectively. This liability, which represents past due invoices (May 2018 through March 2019) plus interest, is recorded in “Accounts Payable” in the consolidated balance sheets. Trial has not yet been set, although a Trial Setting Conference was set for December 17, 2020.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information.

Item 6. Exhibit Index

Incorporated by Reference
Exhibit No.	Description	Form	SEC File Number	Exhibit	Filing Date

10.1	Amended and Restated Convertible Secured Promissory Note, dated August 21, 2020, between MusclePharm Corporation and Ryan Drexler	8-K	000-53155	10.1	August 27, 2020

10.2	Fourth Amended and Restated Security Agreement, dated August 21, 2020, between MusclePharm Corporation and Ryan Drexler	8-K	000-53155	10.2	August 27, 2020

10.3**+	Settlement Agreement between MusclePharm Corporation and NBF Holdings Canada Inc., dated September 25, 2020

31.1**	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2***	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following materials from MusclePharm Corporation’s quarterly report on Form 10-Q for the three months ended September 30, 2020 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statement of Changes in Stockholders’ Deficit; (v) the Consolidated Statements of Cash Flows; and (vi) related notes to these financial statements.

**	Filed herewith

***	Furnished herewith

+	Pursuant to 17 C.F.R §§230.406 and 230.83, the confidential portions of this exhibit have been omitted and are marked accordingly

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MUSCLEPHARM CORPORATION

Date: November 23, 2020	By:	/s/ Allen Sciarillo
	Name:	Allen Sciarillo
	Title:	Chief Financial Officer
(Principal Financial Officer)

