Form 10-K
period 2020-12-31
MusclePharm Corp
filed 2021-03-29
CIK 1415684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files) Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Number of shares of the registrant’s common stock outstanding at March 24, 2021: 33,479,886 (excludes 875,621 shares of common stock held in treasury).

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

PART I

Item 1. Business

MusclePharm Corporation was incorporated in Nevada in 2006. Except as otherwise indicated herein or the context requires otherwise, the terms “MusclePharm,” the “Company,” “we,” “our” and “us” refer to MusclePharm Corporation and its subsidiaries. The Company is a scientifically-driven, performance lifestyle company that develops, manufactures, markets and distributes branded sports nutrition products and nutritional supplements. Our portfolio of recognized brands, including MusclePharm® and FitMiss®, is marketed and sold in more than 100 countries globally. The Company is headquartered in Calabasas, California and, as of December 31, 2020, had the following wholly-owned subsidiaries, which do not currently have operations: MusclePharm Canada Enterprises Corp., MusclePharm Ireland Limited and MusclePharm Australia Pty Limited.

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

Sport Series - Scientifically-advanced, performance-driven sports nutrition items that cover the needs of athletes. This line of award-winning, independently-tested products helps to fuel athletes safely by increasing strength, energy, endurance, recovery and overall athletic performance. Sport Series’ lineup includes products like Combat Protein Powder, a top selling five-protein blend on the market, and the award-winning Combat Crunch Protein Bars.

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

On-the-Go – As more and more consumers are seeking healthier and convenient snacking options, retailers across multiple channels are capitalizing on this emerging trend by aggressively expanding their assortments to accommodate this demand. The On-the-Go portfolio of ready to eat products includes the award-winning Combat Crunch, Protein Crisp, Organic Protein and Protein Cookie.

Sales and Marketing

Our goal is to position MusclePharm as the “must have” brand for elite athletes and fitness enthusiasts, alike, who are on a journey to holistically better themselves and achieve their maximum potential. Our marketing is focused on our most prominent products and includes brand partnerships, focusing on grass-roots marketing and advertising efforts with retail outlets close to our core audience. Our marketing includes digital marketing, print and media advertising, in store product demonstrations, promotional giveaways, and trade show events. New product innovation is also a key component of driving incremental sales.

Distribution Channels

MusclePharm brands are marketed across major global retail distribution channels – Specialty, International and Food, Drug, and Mass (“FDM”). Our three largest customers which are large global e-commerce and retailers, accounted for approximately 70% of our 2020 net revenue. Our three largest customers accounted for approximately 63% of our 2019 net revenue.

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

Below is a table of net revenue by our major distribution channel:

	For the Years Ended December 31,
	2020	% of Total	2019	% of Total
Distribution Channel
Specialty	$26,643	41%	$35,812	45%
International	17,862	28%	22,691	28%
FDM	19,935	31%	21,164	27%
Total	$64,440	100%	$79,667	100%

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

We are committed to science and sport being equal in our product development. We believe real-world applications are essential. Our product lines have been developed through a stringent protocol to ensure that all formulations promote quality and safety for our customers. Our quality control team follows detailed supplier selection and certification processes, validation of raw material verification processes, analytical testing, process audits, and other quality control procedures. Our products are also subject to extensive shelf-life stability testing. We also engage third-party laboratories to routinely evaluate and validate our internal testing processes on every MusclePharm product.

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

We have over 48 trademark applications in the United States, 46 of which are currently registered with the United States Patent and Trademark Office. Our registered trademarks include registrations of our house marks, as well as marks associated with our core product lines.

We also have filed for protection of various marks throughout the world and are committed to a significant long-term strategy to build and protect the MusclePharm brand globally. The “MusclePharm” mark has been granted final trademark registration effective in 37 countries, including the United States.

Seasonality

Our business does not typically experience seasonal variations, but revenue may fluctuate based upon promotions.

Employees

As of December 31, 2020, we had 27 total employees, all of whom were full time. None of the employees are represented by a union. Management considers its relations with our employees to be good and to have been maintained in a normal and customary manner.

Corporate Information

Our principal executive offices are located at 4500 Park Granada, Suite 202 Calabasas, CA 91302 and our telephone number is (800) 292-3909. We were incorporated in the State of Nevada in 2006. Our Internet addresses are www.musclepharm.com and www.musclepharmcorp.com. The information contained on our websites is not incorporated herein.

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

Item 1A. Risk Factors

Certain factors may have a material adverse effect on our business, financial condition and results of operations. You should carefully consider the risks and uncertainties described below, in addition to other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and related notes. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks actually occurs, our business, financial condition, results of operations and future prospects could be materially and adversely affected. In that event, the trading price of our common stock could decline, and you could lose part or all of your investment.

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

We have a history of losses from operations, there is uncertainty as to when we may become consistently profitable, and our current indebtedness may limit our operating flexibility, which raise substantial doubt about the Company’s ability to continue as a going concern.

Although the Company had a net income of $3.2 million for the year ended December 31, 2020, we have historically incurred significant losses and experienced negative cash flows. As of December 31, 2020, we had a working capital deficit of $20.1 million, a stockholders’ deficit of $24.4 million and an accumulated deficit of $192.7 million.

As of December 31, 2020, we had outstanding indebtedness of $11.8 million. For details of our indebtedness, see Note 8 to the accompanying consolidated financial statements.

As a result of our history of losses and financial condition, there is doubt about our ability to continue as a going concern. The ability to continue as a going concern is dependent upon us maintaining profitable operations in the future and/or obtaining the necessary financing to meet our obligations and repay our liabilities when they come due. On an ongoing basis, management evaluates strategies to obtain financing required to fund our expenses and achieve a level of revenue adequate to support our current cost structure. There is no assurance that we will be able to obtain additional financing on acceptable terms or at all, or to generate an adequate level of revenues.

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

Each of the following factors, as well as others, may affect our operating results:

●	our loss of one or more significant customers;
●	the introduction of successful new products by our competitors;
●	the effects of the ongoing COVID-19 pandemic; and
●	adverse media reports on the use or efficacy of nutritional supplements.
●	increases in the price of raw materials

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

Financing Risks

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

Risks Related to Our Capital Stock

Mr. Drexler’s stock ownership gives him the ability to substantially influence the strategic direction of the Company and to direct the outcome of matters requiring stockholder approval.

Mr. Ryan Drexler, our Chairman of the Board, Chief Executive Officer and President, owns approximately 67.2% of our outstanding shares of common stock. As a result, Mr. Drexler is able to substantially influence the strategic direction of the Company and the outcome of matters requiring approval by our stockholders. Mr. Drexler’s interests may not be, at all times, the same as those of our other stockholders, and his control may delay, deter or prevent acts that may be favored by our other stockholders.

We may, in the future, issue additional shares of common stock and/or preferred stock, which would reduce investors’ percent of ownership and may dilute our share value.

Our articles of incorporation, as amended, authorize the issuance of 100,000,000 shares of common stock and 10,000,000 shares of preferred stock. As of December 31, 2020, 33,105,284 shares of our common stock were outstanding, and we did not have any outstanding shares of preferred stock. As of March 24, 2021, 33,479,886 shares of our common stock were outstanding. The future issuance of common stock and preferred stock may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors and might have an adverse effect on any trading market for our common stock.

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

Our common stock is quoted on the OTC Markets, which may have an unfavorable impact on our stock price and liquidity.

Our common stock is quoted on the OTC Markets (“OTC”). The OTC is an automated quotation service operated by OTC Markets, LLC. The quotation of our shares on the OTC may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, in part because of the inability or unwillingness of certain investors to acquire shares of common stock not traded on a national securities exchange and could depress the trading price of our common stock and have a long-term adverse impact on our ability to raise capital in the future.

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

We have concluded that our internal controls over financial reporting were not effective as of December 31, 2020, due to the existence of material weaknesses in such controls, and we have also concluded that our disclosure controls and procedures were not effective as of December 31, 2020, all as described in Item 9A, “Controls and Procedures,” of this Annual Report on Form 10-K. Remediation efforts to address the identified weaknesses are just beginning. Continuing costs to remedy these material weaknesses and to address inquiries from regulators may be significant and may require significant time from our management and other personnel, and we cannot assure you that we will be able to remedy the material weaknesses.

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

If we are unable to provide reliable and timely financial reports in the future, our business and reputation may be further harmed. Failures in internal controls may negatively affect investor confidence in our management and the accuracy of our financial statements and disclosures or result in adverse publicity and concerns from investors and commercial customers, any of which could have a negative effect on the price of our shares, subject us to regulatory investigations and penalties and/or shareholder litigation, and materially adversely impact our business and financial condition.

Market and Other External Risks

We rely on a limited number of customers for a substantial portion of our sales, and the loss of or material reduction in purchase volume by any of these customers would adversely affect our sales and operating results.

During 2020, our three largest customers accounted for approximately 70% of our net revenue. Net revenue is equal to our gross revenue less product discounts, customer rebates and incentives. The loss of any of our major customers, a significant reduction in purchases by any major customer, price pressure from any of our major customers or any serious financial difficulty of a major customer may have a material adverse effect on our sales and operating results.

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

As a result of the ongoing COVID-19 outbreak, the Company has transitioned the majority of its workforce to a remote working model, which may result in the Company experiencing lower work efficiency and productivity, which in turn may adversely affect the Company’s business. As Company employees work from home and access the Company’s system remotely, the Company may be subject to heightened security risks, including the risks of cyberattacks. Additionally, if any of the Company’s key management or other employees are unable to perform his or her duties for a period of time, including as the result of illness, the Company’s results of operations or financial condition could be adversely affected.

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

In April 2020, we experienced a slowdown in sales to our retail customers, including our largest customer. While this decline was primarily offset by growth in our largest online customer, there can be no assurances that such growth will continue, or that we will have the financial resources to produce the additional quantities required by this customer. A prolonged global or regional economic downturn could have a material negative impact on our business, financial condition, results of operations and cash flows.

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

None.

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

As of December 31, 2020, we were involved in the following material legal proceedings described below. These are not the only legal proceedings in which we are involved. We are involved in additional legal proceedings in the ordinary course of our business and otherwise.

ThermoLife International

In January 2016, ThermoLife International LLC (“ThermoLife”), a supplier of nitrates to MusclePharm, filed a complaint against us in Arizona state court. ThermoLife alleged that we failed to meet minimum purchase requirements contained in the parties’ supply agreement. In March 2016, we filed counterclaims alleging that ThermoLife’s products were defective. Through orders issued in September and November 2019, the court dismissed MusclePharm’s counterclaims and found that the Company was liable to ThermoLife for failing to meet its minimum purchase requirements.

The court held a bench trial on the issue of damages in October 2019, and on December 4, 2019, the court entered judgment in favor of ThermoLife and against the Company in the amount of $1.6 million, comprised of $0.9 million in damages, interest in the amount of $0.3 million and attorneys’ fees and costs in the amount of $0.4 million. The Company recorded $1.6 million in accrued expenses in 2018. As of December 31, 2020, the total amount accrued, including interest, was $1.8 million. In the interim, the Company filed an appeal and posted bonds in the total amount of $0.6 million in order to stay execution on the judgment pending appeal. Of the $0.6 million, $0.25 million (including fees) was paid by Mr. Drexler on behalf of the Company. See Note 8 to the accompanying consolidated financial statements for additional information. The balance of $0.35 million was secured by a personal guaranty from Mr. Drexler, while the associated fees of $12,500 were paid by the Company. The appeal has been fully briefed and is awaiting a decision.

For both the years ended December 31, 2020 and 2019, interest expense recognized on the awarded damages was $89,000.

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

Along with its complaint, White Winston also filed a motion for a temporary restraining order (“TRO”) and preliminary injunction enjoining the exercise of Drexler’s conversion right under the Amended Note. On August 23, 2018, the Nevada district court issued an ex-parte TRO. On September 14, 2018, the court let the TRO expire and denied White Winston’s request for a preliminary injunction, finding, among other things, that White Winston did not show a likelihood of success on the merits of the underlying action and failed to establish irreparable harm. Following the court’s decision, MusclePharm filed a motion seeking to recoup the legal fees and costs it incurred in responding to the preliminary injunction motion. On October 31, 2019, the court awarded MusclePharm $56,000 in fees and costs. White Winston has appealed that award.

Due to the uncertainty associated with determining our liability, if any, and due to our inability to ascertain with any reasonable degree of likelihood, as of the date of this report, the outcome of the trial, the Company has not recorded an estimate for its potential liability.

On June 17, 2019, White Winston moved for the appointment of a temporary receiver over MusclePharm, citing Plante Moran’s resignation. The court granted White Winston’s request to hold an evidentiary hearing on the motion, but subsequently stayed the action pending the parties’ attempts to resolve their dispute. Although the parties have been unable to reach a resolution, the litigation has not yet resumed. On July 30, 2019, White Winston filed an action in the Superior Court of the State of California in and for the County of Los Angeles, seeking access to MusclePharm’s books and records and requesting the appointment of an independent auditor for the company. On February 25, 2021, the court ordered MusclePharm to produce certain documents, denied White Winston’s request for an auditor, and ordered MusclePharm to pay a $1,500 penalty.

MusclePharm is evaluating the court’s order and considering its appellate avenues.

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

The Company is closely monitoring the settlement discussions between the IRS and the Former Officers. The Tax Court ordered the Former Officers to file status reports regarding progress of their settlement negotiations with the IRS on or before February 28, 2021. The IRS and the Former Officers filed status reports with the Tax Court on February 26, 2021. After receiving the status reports, the Tax Court issued an order directing the parties to file further status reports on or before July 9, 2021. The Tax Court has not set a trial dates in the cases of the Former Officers.

Due to the uncertainty associated with determining our liability for the asserted taxes and penalties, if any, and to our inability to ascertain with any reasonable degree of likelihood, as of the date of this report, the outcome of the IRS appeals process, we have not recorded an estimate for its potential liability, if any, associated with these taxes.

During the time period of the IRS audit and Appeals Office consideration of the Company’s case, the Company and the IRS signed a series of consents to extend the statutes of limitations for assessment for both the employment tax and corporation income tax of the Corporation for 2014. The Company’s records show that the last consents that the Company signed extended the statutes of limitations for employment tax and corporation income tax for 2014 through and including December 15, 2020. The Company has no record of any consents being signed by the Company and the IRS extending the statutes of limitations beyond December 15, 2020. Based on these facts, the Company believes that the statutes of limitations for assessment of additional employment tax and corporation income tax against the Corporation for 2014 expired on December 15, 2020. The Company does not know whether the IRS agrees with the Corporation’s statements regarding the current status of the statutes of limitations described herein.

On August 22, 2018, Richard Estalella filed an action against us and two other defendants in the Colorado District Court for the County of Denver, seeking damages arising out of the IRS’s assertion of tax liability and penalties relating to the 2014 restricted stock grants. We have answered Estalella’s complaint, asserted counterclaims against Estalella for his failure to ensure that all withholding taxes were paid in connection with the 2014 restricted stock grants, and filed cross-claims against two valuation firms named in the action (as well as their principals) for failing to properly value the 2014 restricted stock grants for tax purposes. Trial in the matter has been scheduled for February 7, 2022. There are no amounts accrued related to this matter.

The Company will continue to vigorously litigate the matter.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the OTC Markets, which is operated by the OTC Markets Group, under the symbol “MSLP.” Our transfer agent is EQ Shareowner Services, which is located at 1110 Center Point Curve, Suite 101, Mendota Heights, MN 55120.

Holders of Record

As of March 24, 2021, the closing price of our common stock was $0.56, as provided by the OTC Markets, and we had 33,479,886 shares of common stock outstanding, held by approximately 327 holders of record of our common stock. The number of holders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker or clearing agency but does include each such broker or clearing agency as one record holder.

Unregistered Sale of Securities

There was no unregistered sale of securities during the fiscal year ended December 31, 2020.

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

Overview

MusclePharm is a scientifically-driven, performance lifestyle company that develops, manufactures, markets and distributes branded sports nutrition products and nutritional supplements. We offer a broad range of performance powders, capsules, tablets, gels and on-the-go ready to eat snacks that satisfy the needs of enthusiasts and professionals alike. Our portfolio of recognized brands, MusclePharm® and FitMiss®, is marketed and sold in more than 100 countries globally. The Company is headquartered in Calabasas, California and, as of December 31, 2020, had the following wholly-owned subsidiaries which do not currently have operations: MusclePharm Canada Enterprises Corp., MusclePharm Ireland Limited and MusclePharm Australia Pty Limited.

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

During the fourth quarter of 2019, management implemented the following measures to improve gross profit:

1)	reduced or eliminated sales to low or negative margin customers;
2)	reduced product discounts and promotional activity;
3)	implemented a more aggressive SKU reduction; and
4)	negotiated and purchased certain raw materials directly from the manufacturers lowering the costs of goods sold

As a result of these measures, as well as a reduction in protein prices, the Company realized increased gross profit in the fourth quarter of 2019, a trend which continued throughout 2020. In April 2020, the Company experienced a slowdown in sales from its retail customers, including its largest customer. This decline was partially offset by a growth in sales to its largest online customers, although there can be no assurances that such growth will continue, or that the Company will have the financial resources to produce the additional quantities required by these customers. In 2020, the Company also negotiated lower costs of goods sold with our co-manufacturers. Management believes reductions in operating costs and continued focus on gross profit will allow us to ultimately achieve sustained profitability; however, the Company can give no assurances that this will occur. In particular, fluctuations in the cost of protein may have a material impact on the Company’s profitability, as well as the ability of our third-party manufacturers to meet our customer’s demands. To manage cash flow, the Company has entered into multiple financing arrangements. For additional information, see Note 8 to the accompanying consolidated financial statements.

Our results of operations are affected by economic conditions, including macroeconomic conditions and levels of business confidence. There continues to be significant volatility and economic uncertainty in many markets and the ongoing COVID-19 pandemic has increased that level of volatility and uncertainty and has created economic disruption. We are actively managing our business to respond to the impact. There were no adjustments recorded in the financial statements that might result from the outcome of these uncertainties.

COVID-19

Our results of operations are affected by economic conditions, including macroeconomic conditions and levels of business confidence. There continues to be significant volatility and economic uncertainty in many markets and the ongoing COVID-19 pandemic has increased that level of volatility and uncertainty and has created economic disruption.

The COVID-19 pandemic has led federal and certain state and local governmental authorities to issue stay-at-home orders, proclamations and/or directives aimed at minimizing the spread of the infection. It is uncertain how long certain of these measures will last or whether additional proclamations and/or directives may be issued in the future.

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

Results of Operations

Comparison of the Year Ended December 31, 2020 to the Year Ended December 31, 2019

($ in thousands)	For the Years Ended December 31,
	2020	2019	$ Change	% Change
Revenue, net	$64,440	$79,667	$(15,227)	(19)%
Cost of revenue	44,831	70,979	26,148	(37)
Gross profit	19,609	8,688	10,921	126
Operating expenses:
Advertising and promotion	507	2,487	(1,980)	(80)
Salaries and benefits	6,430	7,910	(1,480)	(19)
Selling, general and administrative	7,139	9,792	(2,653)	(27)
Professional fees	2,764	3,606	(842)	(23)
Impairment of operating lease right-of-use assets	167	—	167	—
Total operating expenses	17,007	23,795	(6,788)	(29)
Income (loss) from operations	2,602	(15,107)	17,709	(117)
Other (expense) income:
Loss on settlement of obligations	(95)	(125)	30	(24)
Gain on settlement of payables	1,687	—	1,687	—
Interest and other expense, net	(1,028)	(3,609)	2,581	(72)
Income (loss) before provision for income taxes	3,166	(18,841)	22,007	(117)
(Benefit) provision for income taxes	(19)	86	(105)	(122)
Net income (loss)	$3,185	$(18,927)	$22,112	(117)%

The following table presents our operating results as a percentage of revenue, net for the periods presented:

	For the Years Ended December 31,
	2020	2019
Revenue, net	100%	100%
Cost of revenue	70	89
Gross profit	30	11
Operating expenses:
Advertising and promotion	1	3
Salaries and benefits	10	10
Selling, general and administrative	11	12
Professional fees	4	5
Impairment of operating lease right-of-use assets	0	0
Total operating expenses	26	30
Income (loss) from operations	4	(19)
Other (expense) income:
Loss on settlement of obligations	—	—
Gain on settlement of payables	2	—
Interest and other expense, net	(2)	(5)
Income (loss) before provision for income taxes	4	(24)
Provision for income taxes	—	—
Net income (loss)	4%	(24)%

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

MusclePharm brands are marketed across major global retail distribution channels – Specialty, International, and Food, Drug, and Mass (“FDM”). Below is a table of net revenue by our major distribution channel:

	For the Years Ended December 31,
	2020	% of Total	2019	% of Total
Distribution Channel
Specialty	$26,643	41%	$35,812	45%
International	17,862	28%	22,691	28%
FDM	19,935	31%	21,164	27%
Total	$64,440	100%	$79,667	100%

Net revenue decreased $15.2 million, or 19%, to $64.4 million for the year ended December 31, 2020, compared to $79.7 million for the year ended December 31, 2019. Net revenue from our international customers decreased by $4.8 million, or 21%, year over year, primarily due to a general shift to domestic and online marketing. Net revenue from FDM decreased $1.2 million, or 6%, and net revenue from Specialty lines decreased $9.2 million, or 26%, year over year. The decrease in Specialty was primarily due to lower sales volumes due to a reduction in discounts offered to these customers, including one of our largest e-commerce customers, whose revenues declined by 76% for 2020, as compared to 2019. During 2020, we increased our sales price to select customers, including certain large customers, reduced expenditures on partnership advertising, online impressions and click advertising with our online customers, while also reducing end-aisle and front of the store promotions with our retail customers, contributing to the revenue decline. Finally, we continue to monitor the profitability of each customer, and in the event that customers have negative or low margins, sales activities with such customers are reduced.

Discounts and sales allowances decreased to 22% of gross revenue, or $17.7 million, for the year ended December 31, 2020 from 25% of gross revenue, or $26.9 million for 2019. Discounts and sales allowances fluctuate based on customer mix and changes in discretionary promotional activity. We will continue to monitor our discounts and reduce where practical in order to continue to meet our gross margin expectations.

During the year ended December 31, 2020, our three largest customers accounted for approximately 70% of our net revenue. During the year ended December 31, 2019, our three largest customers accounted for approximately 63% of our net revenue.

Cost of Revenue and Gross Margin

Cost of revenue for MusclePharm products is directly related to the production, manufacturing, and freight-in of the related products purchased from third-party contract manufacturers. We use contract manufacturers to drop ship products directly to our customers, as well as ship product to our warehouse in Tennessee, which is operated by a third-party logistics provider.

Our gross profit fluctuates due to several factors, including sales incentives, new product introductions and upgrades to existing product lines, changes in customer and product mixes, the mix of product demand, shipment volumes, our product costs, pricing, and inventory write-downs. Cost of revenue will continue to fluctuate, primarily due to changes in protein prices, which prices are impacted, in part, by our ability to negotiate better pricing with our manufacturers. Protein prices increased for most of 2019, before declining at the end of the year.

Costs of revenue decreased 37% to $44.8 million for the year ended December 31, 2020, compared to $71.0 million for 2019. This decrease was due, in part, to lower revenues, with gross revenue for the year ended December 31, 2020 decreasing 19% compared to the same period in 2019. In addition, during 2020 there was a significant decrease in protein prices compared to the prior year period, further contributing to lower costs of revenue. Gross profit for the year ended December 31, 2020 increased $10.9 million to $19.6 million compared to $8.7 million for the same period in 2019. Gross profit was 30% of revenue, net for the year ended December 31, 2020 compared to 11% for the same period in 2019. Positively impacting the gross profit percentage was a decrease of 3% in promotional discounts, as a percentage of revenue, net, and a decrease in protein prices for the year ended December 31, 2020 compared to the year ended December 31, 2019, further contributing to the gross profit percentage increase.

Operating Expenses

Operating expenses for the year ended December 31, 2020 were $17.0 million, compared to $23.8 million in 2019. Our operating expenses were 26% and 30% of net revenue for the years ended December 31, 2020 and 2019, respectively. We continue to focus on reducing our operating expenses in response to our continued losses, including as discussed in “—Outlook.” Changes to operating expenses in 2020 were as follows:

Advertising and Promotion

Our advertising and promotion expenses consist primarily of digital, print and media advertising, promotional giveaways, in store product demonstrations, and in store product displays and trade show events.

Advertising and promotion expense decreased $2.0 million or 80% to $0.5 million for the year ended December 31, 2020, or 1% of net revenue, compared to $2.5 million, or 3% of net revenue, for 2019. The decrease was primarily due to reduced club demonstrations and sports marketing, print and online advertising and reduced giveaways.

The reductions in 2020 were made in an effort to reduce overall spending as we shift our promotional costs, in part, from general branding and product awareness to acquiring customers and driving sales from existing customers.

Salaries and Benefits

Salaries and benefits consist primarily of salaries, bonuses, benefits and stock-based compensation paid or provided to our employees.

Salaries and benefits continued to decrease primarily due to headcount reductions and terminations, including certain higher salaried employees. This decrease was offset, in part, by an increase in consulting fees to assist us in preparing our delinquent annual and quarterly Securities and Exchange Commission (“SEC”) filings for 2018, 2019 and the first three quarters of 2020.

Salaries and benefits decreased by $1.5 million or 19% to $6.4 million, or 10% of net revenue, for the year ended December 31, 2020 compared to $7.9 million, or 10% of revenue, for 2019.

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

Selling, general and administrative expenses decreased by 27% to $7.1 million, or 11% of net revenue, for the year ended December 31, 2020 compared to $9.8 million, or 12% of net revenue, for the same period in 2019. The decrease was primarily due to lower freight costs, due in part to a reduction in shipping rates for most of 2020, together with reduced travel expenses, depreciation, research and development, office expenses and other general expenses. These reductions are in line with the Company’s cost reduction strategy.

Professional Fees

Professional fees consist primarily of legal fees, accounting and audit fees, consulting fees and investor relations costs. Professional fees decreased 23% to $2.8 million, or 4% of net revenue, for the year ended December 31, 2020, compared to $3.6 million, or 5% of net revenue, for the same period in 2019.

The decrease was primarily due to reduced legal fees of $1.6 million as the Company has made progress on winding down various legal matters. These reduced legal fees have been offset in part by increased accounting fees, resulting from the additional audit work performed which relate to the restated financial statements filed with the SEC on August 25, 2020, and the filing of the first three quarters of 2020 on November 24, 2020.

To the extent our ongoing legal matters are reduced, we expect to see a further decline in legal costs for specific settlement activities. We intend to continue to invest in strengthening our governance, internal controls, and process improvements, which is expected to require support from third-party service providers.

Settlement of obligations

We recorded settlement expenses of $0.1 million for each of the years ended December 31, 2020 and 2019.

Gain on settlement of payables

On September 25, 2020, we entered into a settlement agreement with Nutrablend, a manufacturer of MusclePharm products, pursuant to which we agreed to pay approximately $3.1 million in monthly payments from September 1, 2020 through June 30, 2023.

On December 16, 2020, we entered into a settlement agreement with Excelsior Nutrition, a manufacturer of MusclePharm products, pursuant to which we agreed to pay approximately $4.8 million in monthly payments beginning January 5, 2020 and thereafter until the settlement amount is paid in full.

We recorded $1.7 million as a gain on the settlement of these liabilities, the result of the imputation of interest due to the long-term nature of the payouts.

Interest and other expense, net

For the years ended December 31, 2020 and 2019, “Interest and other expense, net” consisted of the following (in thousands):

	For the Year Ended December 31,
	2020	2019

Interest expense, related party	$(329)	$(1,597)
Interest expense, related party debt discount	—	(60)
Interest income (expense), other	202	(894)
Interest expense, secured borrowing arrangement	(1,366)	(1,205)
Foreign currency transaction loss	(8)	(236)
Other	473	383
Total interest and other expense, net	$(1,028)	$(3,609)

“Other” includes sublease income and gain on disposal of fixed assets.

Interest and other expense, net for the year ended December 31, 2020 decreased 72% to $1.0 million, compared to 2019. The decrease was primarily due to the Refinanced Convertible Note (as defined below), of which the principal balance of $18.0 million was converted to common stock in September 2019, and the reversal in 2020 of interest recorded in 2019 on past due balances with Excelsior Nutrition and Nutrablend, which were both settled in 2020, with no interest due.

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

Liquidity and Capital Resources

The Company has historically incurred significant losses and experienced negative cash flows since inception. However, the Company generated net income of $3.2 million for the year ended December 31, 2020. As of December 31, 2020, the Company had cash of $2.0 million, an increase of $0.5 million from the December 31, 2019 balance of $1.5 million. This increase is due to cash provided by investing activities of $0.2 million and cash provided by financing activities of $1.1 million, offset by cash used in operating activities of $0.9 million.

The ability to continue as a going concern is dependent upon us maintaining profitable operations in the future and/or obtaining the necessary financing to meet our obligations and repay our liabilities when they come due. Management is on an ongoing basis evaluating strategies to obtain financing to fund our expenses and achieve a level of revenue adequate to support our current cost structure. Financing strategies may include, but are not limited to, private placements of capital stock, debt borrowings, partnerships and/or collaborations. There is no assurance that we will be able to obtain additional financing on acceptable terms or at all or to generate an adequate level of revenues.

During the fourth quarter of 2019, management implemented the following measures to improve gross margin:

1)	reduced or eliminated sales to low or negative margin customers;
2)	reduced product discounts and promotional activity;
3)	implemented a more aggressive SKU reduction; and
4)	negotiated and purchased certain raw materials directly from the manufacturers lowering the costs of goods sold

As a result of these measures, as well as a reduction in protein prices, the Company realized increased gross margins in the fourth quarter of 2019, a trend which continued throughout 2020. In April 2020, the Company experienced a slowdown in sales from its retail customers, including its largest customer. This decline was partially offset by a growth in sales to its largest online customers, although there can be no assurances that such growth will continue, or that the Company will have the financial resources to produce the additional quantities required by these customers.

Management believes reductions in operating costs, and continued focus on gross margin, primarily pricing controls and a reduction in product discounts and promotional activity with the Company’s customers, will allow us to ultimately achieve sustained profitability, however, we can give no assurances that this will occur. In particular, fluctuations in the cost of protein may have a material impact on the Company’s profitability, as well as the ability of our third-party manufacturers to meet our customer’s demands.

Cash Flows

Our net consolidated cash flows are as follows (in thousands):

	For the Years Ended December 31,
	2020	2019
Consolidated Statements of Cash Flows Data:
Net cash used in operating activities	$(868)	$(6,524)
Net cash provided by (used in) investing activities	218	(13)
Net cash provided by financing activities	1,121	5,742
Effect of exchange rate changes on cash	—	10
Net change in cash	$471	$(785)

Operating Activities

Our cash used in operating activities is driven primarily by inventory purchases, personnel-related expenditures, manufacturing costs, professional fees (including legal and accounting fees), and other general expenses such as rent and maintenance expenses. Our cash flows from operating activities is expected to continue to be affected principally by results of operations and the extent to which we increase spending on personnel expenditures, sales and marketing activities, and our working capital requirements.

Our operating cash outflows improved $5.7 million for the year ended December 31, 2020, due to a decrease in net cash used in operating activities to $0.9 million for the year ended December 31, 2020, compared to a net cash used of $6.5 million for 2019.

During the year ended December 31, 2020, net cash used in operating activities of $0.9 million primarily relates to net income of $3.2 million, adjusted for non-cash charges, which resulted in a source of cash of $2.4 million. This was offset, in part, by a net change in net operating assets and liabilities, which resulted in a use of cash of $3.3 million for the year ended December 31, 2020. Included in the change in net operating assets and liabilities was a decrease in our accounts payable and accrued liabilities balance of $4.7 million and an increase in our accounts receivable balance of $2.9 million, partially offset by a decrease in our inventory balance of $3.8 million.

During the year ended December 31, 2019, the net cash used in operating activities of $6.5 million primarily relates to net loss of $18.9 million, adjusted for non-cash charges, which resulted in a use of cash of $16.9 million, and a net change in net operating assets and liabilities, which resulted in a source of cash of $10.4 million. Included in the change in net operating assets and liabilities was a decrease in our inventory balance of $8.9 million and a decrease in our accounts receivable balance of $1.4 million.

Investing Activities

Cash provided by investing activities was $0.2 million for the year ended December 31, 2020, which relates primarily to proceeds from disposal of property and equipment of $0.2 million.

Cash used in investing activities was $13,000 for the year ended December 31, 2019 for the purchases of property and equipment.

Financing Activities

Cash provided by financing activities was $1.1 million for the year ended December 31, 2020, primarily due to net borrowings from our secured borrowing arrangement of $2.7 million, receipt of the Paycheck Protection Program loan of $1.0 million, net payments on our line of credit of $2.2 million.

Cash provided by financing activities was $5.7 million for the year ended December 31, 2019, primarily due to net borrowings from our line of credit of $2.7 million and net borrowings from our secured borrowing arrangement of $3.2 million.

To manage cash flow, we have entered into numerous financing arrangement outlined below.

Indebtedness Agreements

Related-Party Refinanced Convertible Note

On November 3, 2017, the Company entered into the refinancing with Mr. Ryan Drexler, the Company’s Chairman of the Board of Directors, Chief Executive Officer and President (the “Refinancing”). As part of the Refinancing, the Company issued to Mr. Drexler an amended and restated convertible secured promissory note (the “Refinanced Convertible Note”) in the original principal amount of $18.0 million, which amended and restated (i) a convertible secured promissory note dated as of December 7, 2015, amended as of January 14, 2017, in the original principal amount of $6.0 million with an interest rate of 8% prior to the amendment and 10% following the amendment (the “2015 Convertible Note”), (ii) a convertible secured promissory note dated as of November 8, 2016, in the original principal amount of $11.0 million with an interest rate of 10% (the “2016 Convertible Note”) , and (iii) a secured demand promissory note dated as of July 27, 2017, in the original principal amount of $1.0 million with an interest rate of 15% (the “2017 Note” and, together with the 2015 Convertible Note and the 2016 Convertible Note, collectively, the “Prior Notes”). The due date of the 2015 Convertible Note and the 2016 Convertible Note was November 8, 2017. The 2017 Note was due on demand.

Interest rate on the $18.0 million Refinanced Convertible Note was 12% per annum, and interest payments were due on the last day of each quarter. At the Company’s option (as determined by its independent directors), the Company could repay up to one-sixth of any interest payment by either adding such amount to the principal amount of the note or by converting such interest amount into an equivalent amount of the Company’s common stock. Any interest not paid when due would be capitalized and added to the principal amount of the Refinanced Convertible Note and bear interest on the applicable interest payment date along with all other unpaid principal, capitalized interest, and other capitalized obligations. Both the principal and the interest under the Refinanced Convertible Note were due on December 31, 2019, unless converted earlier. Mr. Drexler could convert the outstanding principal and accrued interest into shares of the Company’s common stock at a conversion price of $1.11 per share at any time. The Company could prepay the Refinanced Convertible Note by giving Mr. Drexler between 15- and 60-days’ notice depending upon the specific circumstances, subject to Mr. Drexler’s conversion right.

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

The 2020 Refinanced Convertible Note contains customary restrictions on the ability of the Company to, among other things, grant liens or incur indebtedness other than certain obligations incurred in the ordinary course of business. The restrictions are also subject to certain additional qualifications and carveouts, as set forth in the 2020 Refinanced Convertible Note. The 2020 Refinanced Convertible Note is subordinated to certain other indebtedness of the Company held by Prestige Capital Corporation (“Prestige”) and Crossroads Financial Group, LLC (“Crossroads”). The Company may prepay the 2020 Refinanced Convertible Note by giving Mr. Drexler between 15- and 60-days’ notice depending upon the specific circumstances, subject to Mr. Drexler’s conversion right. Mr. Drexler may convert the outstanding principal and accrued interest into shares of the Company’s common stock at a conversion price equal to or greater than (i) the closing price per share of the common stock on the last business day immediately preceding November 1, 2020 or (ii) $0.17.

All outstanding principal and accrued but unpaid interest under the 2020 Refinanced Convertible Note were due and payable on November 1, 2020. The Note was in default on that date and the Company agreed with Mr. Drexler to amend the 2020 Refinancing by the end of November 2020. Interest accrued but unpaid, totaling $26,000 was capitalized on the due date and added to the principal amount of the 2020 Refinanced Convertible Note.

On November 29, 2020, the Company entered into a refinancing agreement with Mr. Ryan Drexler, (the “November 2020 Refinancing”), in which the Company issued to Mr. Drexler an amended and restated convertible secured promissory note (the November 2020 “Convertible Note”) in the original principal amount of $2,871,967, which amended and restated a convertible secured promissory note dated as of August 21, 2020. The $2.9 million November 2020 Convertible Note bears interest at the rate of 12% per annum. Unless earlier converted or repaid, all outstanding principal and any accrued but unpaid interest under the November 2020 Convertible Note shall be due and payable on July 1, 2021. Any interest not paid when due shall be capitalized and added to the principal amount of the November 2020 Convertible Note and bear interest on the applicable interest payment date along with all other unpaid principal, capitalized interest, and other capitalized obligations.

Mr. Drexler may, at any time, and from time to time, upon written notice to the Company, convert the outstanding principal and accrued interest into shares of Common Stock, at a conversion price of $0.23 per share. At the election of the Company, one-sixth of the interest may be paid in kind (“PIK Interest”) by adding such amount to the principal amount of the note, or through the issuance of shares of the Company’s common stock to Mr. Drexler. The PIK Interest is convertible to common stock at the closing price per share on the last business day of each calendar quarter. In no event will the conversion price of such PIK Interest be less than $0.10. The Company may prepay the Note by giving Mr. Drexler between 15- and 60-days’ notice depending upon the specific circumstances, subject to Mr. Drexler’s conversion right. The Company intends to pay all interest due on the Convertible Note to Mr. Drexler at the end of each calendar quarter.

The November 2020 Convertible Note contains customary restrictions on the ability of the Company to, among other things, grant liens or incur indebtedness other than certain obligations incurred in the ordinary course of business. The restrictions are also subject to certain additional qualifications and carveouts, as set forth in the November 2020 Refinanced Convertible Note. The November 2020 Convertible Note is subordinated to certain other indebtedness of the Company held by Prestige Capital Corporation (“Prestige”) and Crossroads Financial Group, LLC (“Crossroads”).

For the years ended December 31, 2020 and 2019, interest expense related to the related party convertible secured promissory notes was $0.3 million and $1.7 million, respectively. During the years ended December 31, 2020 and 2019, interest paid in cash to Mr. Drexler was $31,000 and $0.8 million, respectively.

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

As of December 31, 2020, the outstanding balance on the revolving note was $0.7 million. During the year ended December 31, 2020, interest paid in cash to Mr. Drexler was $24,000.

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

During the year, the Company made payments of $3 million to Crossroads and had no outstanding liability as of December 31, 2020. As of December 31, 2019, we owed Crossroads $3.0 million, and the amount is included in “Line of credit” in the consolidated balance sheets.

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

On October 30, 2020, the Company paid off the loan, including an early termination fee of $0.1 million.

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

At December 31, 2020 and 2019, we had outstanding borrowings of approximately $7.1 million and $4.4 million, respectively.

On April 10, 2019, the Company and Prestige amended the terms of the agreement. The agreement was extended until April 1, 2020. Thereafter the agreement shall renew itself automatically for one (1) year periods unless either party receives written notice of cancellation from the other, at minimum, thirty (30) days prior to the expiration date.

For the years ended December 31, 2020 and 2019, the Company assigned to Prestige, accounts with an aggregate face amount of approximately $58.0 million and $55.1 million, respectively, for which Prestige paid to the Company approximately $46.4 million and $44.1 million, respectively, in cash. During the years ended December 31, 2020 and 2019, $43.7 million and $40.9 million, respectively, was repaid to Prestige, including fees and interest.

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

The Note is expected to mature on May 16, 2022. Payments were due by November 16, 2020 (the “Deferment Period”) and interest was accrued during the Deferment Period. However, the Flexibility Act, which was signed into law on June 5, 2020, extended the Deferment Period to the date that the forgiven amount is remitted by the United States Small Business Administration (“SBA”) to HSBF. The Company is in the process of filling out the forgiveness application form. As of December 31, 2020, the Company owed approximately $1.0 million (principal plus accrued interest), and the amount is recorded in “Other long-term liabilities” in the consolidated balance sheets.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2020.

Non-GAAP Adjusted EBITDA

In addition to disclosing financial results calculated in accordance with GAAP, this Form 10-K discloses Adjusted EBITDA, which is net loss adjusted for stock-based compensation, gain on settlement of accounts payable, (gain) loss on disposal of property and equipment, amortization of prepaid sponsorship fees, interest and other expense, net, depreciation of property and equipment, amortization of intangible assets, provision for doubtful accounts, and (benefit) provision for income taxes.

Management uses Adjusted EBITDA as a supplement to GAAP measures to further evaluate period-to-period operating performance, as well as the Company’s ability to meet future working capital requirements. The exclusion of non-cash charges, including stock-based compensation and depreciation and amortization, gain on settlement of payables and impairment of assets, is useful in measuring the Company’s cash available for operations and performance of the Company. Management believes these non-GAAP measures will provide investors with important additional perspectives in evaluating the Company’s ongoing business performance.

The GAAP measure most directly comparable to Adjusted EBITDA is net income (loss). The non-GAAP financial measure of Adjusted EBITDA should not be considered as an alternative to net income (loss). Adjusted EBITDA is not a presentation made in accordance with GAAP and has important limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Because Adjusted EBITDA excludes some, but not all, items that affect net income (loss) and is defined differently by different companies, our definition of Adjusted EBITDA may not be comparable to similarly titled measures of other companies.

Set forth below are reconciliations of our reported GAAP net income (loss) to Adjusted EBITDA (in thousands):

	Year ended	Year ended
	Dec. 31, 2020	Dec. 31, 2019
Net income (loss)	$3,185	$(18,927)

Non-GAAP adjustments:
Stock-based compensation	144	284
(Gain) loss on disposal of property and equipment	(160)	5
Gain on settlement of payables	(1,687)	—
Interest and other expense, net	1,188	3,609
Depreciation and amortization of property and equipment	145	339
Amortization of intangible assets	320	320
Impairment of operating lease right-of-use assets	167	—
Bad debt expense	172	21
(Benefit) Provision for income taxes	(19)	86

Adjusted EBITDA	$3,455	$(14,263)

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

For the years ended December 31, 2020 and 2019, our revenue is recorded net of discounts, and to a lesser degree, sales returns, where discounts for each year totaled $17.4 million and $26.9 million, respectively. For the years ended December 31, 2020 and 2019, total discounts accounted for 21% and 25% of gross revenue, respectively.

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

MusclePharm calculates and uses the rate implicit in the lease if the information is readily available, or if not available, the Company uses its incremental borrowing rate in determining the present value of lease payments. Lease right-of-use (“ROU”) assets are based on the lease liability, subject to adjustments, such as lease incentives. The ROU assets also include any lease payments made at or before the commencement date. MusclePharm excludes variable lease payments in measuring lease assets and lease liabilities, other than those that depend on an index or a rate or are in substance fixed payments.

MusclePharm’s lease terms include options to extend or terminate the lease when it is reasonably certain that such options will be exercised. Operating leases are included in “Operating lease right-of-use assets,” “Operating lease liability, current” and “Operating lease liability, long-term” on the consolidated balance sheets. Finance leases are included in “Property and equipment, net,” “Accrued and other liabilities” and “Other long-term liabilities” on the consolidated balance sheets.

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

See additional information in “Note 9. Commitment and Contingencies.”

Recently Issued Accounting Pronouncements

See Note 2 to the accompanying consolidated financial statements for a discussion of recent accounting pronouncements or changes in accounting pronouncements that are of significance, or potential significance, to us.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company qualifies as a smaller reporting company as defined in Item 10(f)(1) of SEC Regulation S-K and is not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the consolidated financial statements set forth on the “Index to Financial Statements” on Page 56 of this Form 10-K, which consolidated financial statements are incorporated by reference into this Item 8.

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

Other Adjustments Resulting from Reconsidering Previously Issued Financial Statements

As a result of issues identified during the Audit Committee investigation, management reconsidered the Company’s previously issued consolidated financial statements and as a result, additional corrections to the Company’s previously issued consolidated financial statements for each of the quarterly reporting periods ended September 30, 2018 and for the year ended December 31, 2017 were identified. These errors, for each period presented below, were primarily due to the following:

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

Other adjustments include but are not limited to the following; purchase price variances, accrual for legal fees, payroll tax adjustment on restricted stock, rebate receivable and recognizing revenue on a net versus gross basis. Accumulated deficit has been adjusted to reflect changes to net loss, for each period restated.

Evaluation of Disclosure Controls and Procedures

The principal executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures as of December 31, 2020. Based on this evaluation, they concluded that because of the material weaknesses in our internal control over financial reporting discussed below, the disclosure controls and procedures were not effective as required under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2020. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission’s 2013 Internal Control-Integrated Framework. Based on its assessment, as well as factors identified during the Audit Committee investigation and subsequent audit process, management has concluded that the Company’s internal control over financial reporting as of December 31, 2020 was not effective due to the existence of the material weaknesses in internal control over financial reporting described below.

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

Remediation

Our remedial actions to date and remediation plans to be undertaken in response to the findings of the Audit Committee’s investigation and the material weaknesses on internal control over financial reporting and our conclusions reached in evaluating the effectiveness of our disclosure controls and procedures and internal controls over financial reporting as of December 31, 2020, are described below.

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

The Company is implementing Company-wide training sessions. These sessions will focus on a number of areas related to sensitivity training/tonal concerns, including increased promotion and training around the Code of Conduct and the Whistleblower Policy. The Company will design and implement a more formalized compliance program with the goal of sustaining a culture of compliance.

●	Consider appropriate employment actions relating to certain employees

The Company implemented a senior leadership reorganization pursuant to which, among other things, the Company retained an experienced Chief Financial Officer with public company reporting expertise, hired a controller with fifteen years of assurance experience as a member of two Big 4 multinational accounting firms, as well as engaging third-party accounting personnel with the requisite skill set to strengthen the financial reporting structure and internal control over financial reporting. The Company has recently engaged a senior operations consultant, with over twenty years of industry knowledgeable, to work closely with the Company’s Chief Executive Officer and Chief Financial Officer.

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

We expect that our remediation efforts, including design and implementation, will continue through fiscal year 2021, with the goal to fully remediate all remaining material weaknesses by year-end. . In particular, as noted above, the Company has implemented enhanced controls regarding sales cut-off, as well as customer discounts. In addition, the Company’s inventory balance has decreased significantly, and the Company’s inventory is maintained and controlled by third-part manufacturers, or the Company’s warehouse which is now operated by a third-party logistics provider.

Due to the considerable time and effort management of the Company undertook in order to bring its delinquent filings current, which was completed on November 24, 2020, and despite ongoing remediation efforts through the first quarter of 2021, the Company was not able to complete a majority of its remediation efforts during the year ended December 31, 2020.

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

Name	Age	Position
Ryan Drexler	50	Chief Executive Officer, President and Chairman of the Board of Directors
Allen Sciarillo	56	Chief Financial Officer
John J. Desmond	70	Director
Michael Heller	44	Director

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

ALLEN SCIARILLO – CHIEF FINANCIAL OFFICER

Allen Sciarillo was appointed to serve as Chief Financial Officer on April 20, 2020. Before joining the Company, Mr. Sciarillo served as Director of Finance of The Crypto Company, a public company in the blockchain sector, from July 2018 to December 2019. Before that, he served as Regional Chief Financial Officer of Electro Rent Corporation, a provider of rental, leasing and sales of electronic test and measurement equipment, from February 2015 to March 2019. He previously served as Controller of Electro Rent from April 2006 to February 2015. Mr. Sciarillo earned his Bachelor of Science in Accounting from California State University, Northridge. In connection with his appointment, it is expected that Mr. Sciarillo will enter into the Company’s standard form of indemnification agreement, the form of which has been filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 27, 2012. The Company expects that it will enter into an employment agreement with Mr. Sciarillo. The Company will file an amendment to its Form 8-K disclosing the terms of any such employment agreement within four business days after it has been finalized. Because of his extensive financial reporting and operational accounting experience in various senior management positions at public and private companies, we believe that Mr. Sciarillo is well qualified to serve on our Board of Directors.

JOHN J. DESMOND – DIRECTOR

John J. Desmond joined our Board of Directors as an independent director in July 2017 and serves as chair of the Audit Committee, a member of the Nominating & Corporate Governance Committee, and a member of the Compensation Committee. Previously, Mr. Desmond was Partner-in-Charge of the Long Island (New York) office of Grant Thornton LLP from 1988 through his retirement from the firm in 2015, having served over 40 years in the public accounting profession. At Grant Thornton LLP, Mr. Desmond’s experience included among other things, serving as lead audit partner for many public and privately-held global companies. Mr. Desmond was elected by the U.S. Partners of Grant Thornton LLP to their Partnership Board from 2001 through 2013. The Partnership Board was responsible for oversight of many of the firm’s activities including strategic planning, the performance of the senior leadership team and financial performance. Mr. Desmond currently serves on the Board of Directors of The First of Long Island (Nasdaq: FLIC) and its wholly owned bank subsidiary, The First National Bank of Long Island, and has been a director since October 2016. Mr. Desmond also serves or has served as a Board member of a number of not-for-profit entities. Mr. Desmond holds a B.S. degree in Accounting from St. John’s University and is a Certified Public Accountant. Because of his significant experience in corporate governance, banking, strategic planning, business leadership, organizational management and business operations, accounting and financial reporting, finance, mergers and acquisitions, legal and regulatory, we believe that Mr. Desmond is well qualified to serve on our Board of Directors.

MICHAEL HELLER – DIRECTOR

Michel Heller joined our Board of Directors as an independent director in January 2021 and is chair of the Compensation Committee, a member of the Audit Committee and Chair of the Nominating & Corporate Governance Committee. Mr. Heller is Principal of Talent Resources Holdings since January 2020, a global digital marketing agency recognized as a leader in developing and producing influencer based social media campaigns, providing holistic marketing solutions to brands and full service, social platform management to talent and businesses. Mr. Heller was the founder and has been Chief Executive Officer of Talent Resources since January 2005. Mr. Heller holds a B.A. degree in Gallatin School of Individualized Study from New York University, and a J.D. in Entertainment Law from the Cardozo School of Law. Because of his significant marketing perspective and experience with expanding brand awareness, we believe that Mr. Heller is well qualified to serve on our Board of Directors.

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

BOARD COMMITTEES

Our Board of Directors has established an Audit Committee, a Compensation Committee, Nominating & Corporate Governance Committee and, each of which have the composition and responsibilities described below. Members serve on these committees until their resignations or until otherwise determined by our Board of Directors. The Board of Directors has further determined that Messrs. Desmond and Heller, chair and member, respectively, of the Audit Committee of the Board of Directors, are each an “Audit Committee Financial Expert,” as such term is defined in Item 407(d)(5) of Regulation S-K promulgated by the SEC, by virtue of their relevant experience listed in their respective biographical summaries provided above in the section entitled “Executive Officers and Directors.” Each of our committees have a written charter. Current copies of the charters of the Audit Committee, Compensation Committee, and Nominating & Corporate Governance Committee are available on our website at ir.musclepharmcorp.com/governance-documents. As necessary, the Board of Directors may establish special committees to address issues not directly under the governance of the established committees.

Audit Committee

The Audit Committee reviews the work of our internal accounting and audit processes and the Independent Registered Public Accounting Firm. The Audit Committee has sole authority for the appointment, and oversight of our Independent Registered Public Accounting Firm and to approve any significant non-audit relationship with the Independent Registered Public Accounting Firm. The Audit Committee is also responsible for preparing the report required by the rules of the SEC to be included in our annual proxy statement. The Audit Committee is currently comprised of Mr. Desmond and Mr. Heller. Mr. Bush was a member of the Audit Committee until his resignation on December 31, 2020. The Company’s Board of Directors has determined that Mr. Desmond is an “Audit Committee financial expert” within the meaning of Item 407 of Regulation S-K. Additionally, Mr. Desmond serves as chair of the Audit Committee. Each of Messrs. Desmond and Heller are independent for Audit Committee purposes, as determined under Exchange Act rules. Mr. Desmond joined the Audit Committee in July 2017; Mr. Heller joined the Audit Committee in January 2021. During 2020, the Audit Committee held four meetings.

Compensation Committee

The Compensation Committee approves our goals and objectives relevant to compensation, stays informed as to market levels of compensation and, based on evaluations submitted by management, recommends to our Board of Directors compensation levels and systems for the Board of Directors and our officers that correspond to our goals and objectives. The Compensation Committee also produces an annual report on executive compensation for inclusion in our proxy statement. The Compensation Committee is currently comprised of Mr. Heller, as chair, and Mr. Desmond, as a member. Mr. Desmond joined the Compensation Committee in July 2017 and Mr. Heller joined in January 2021. Mr. Bush was the chair of the Compensation Committee until his resignation on December 31, 2020. During 2020, the Compensation Committee held one meeting.

Nominating & Corporate Governance Committee

The Nominating & Corporate Governance Committee is responsible for recommending to our Board of Directors individuals to be nominated as directors and committee members. This includes evaluation of new candidates as well as evaluation of current directors. In evaluating the current directors, the Nominating & Corporate Governance Committee conducted a thorough self-evaluation process, which included the use of questionnaires and a third-party expert that interviewed each of the directors and provided an analysis of the results of the interviews to the committee. This committee is also responsible for developing and recommending to the Board of Directors our corporate governance guidelines, as well as reviewing and recommending revisions to the guidelines on a regular basis. The Nominating & Corporate Governance Committee is currently comprised of Mr. Desmond as a member and Mr. Heller, as the chair. Mr. Bush was the chair of the Nominating & Corporate Governance Committee until his resignation on December 31, 2020. During 2020, the Nominating & Corporate Governance Committee held no meetings.

Board of Directors Role in Risk Management

The Board of Directors oversees an enterprise-wide approach to risk management, designed to support the achievement of organizational objectives, including strategic objectives, to improve long-term organizational performance and enhance stockholder value. Risk management includes not only understanding company specific risks and the steps management implements to manage those risks, but also the level of risk acceptable and appropriate for us. Management is responsible for establishing our business strategy, identifying and assessing the related risks and implementing appropriate risk management practices. Our Board of Directors reviews our business strategy and management’s assessment of the related risk and discusses with management the appropriate level of risk for us. For example, the Board of Directors meets with management at least quarterly to review, advise and direct management with respect to strategic business risks, risks related to our new product development and financial risks, among others. The Board of Directors also delegates oversight to Board committees to oversee selected elements of risk.

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

Item 11. Executive Compensation

Overview

We are eligible to take advantage of the rules applicable to a “smaller reporting company,” as defined in the Exchange Act, for the fiscal year ended December 31, 2020. As a “smaller reporting company” we are permitted, and have opted, to comply with the scaled back executive compensation disclosure rules applicable to a “smaller reporting company” under the Exchange Act. Only three individuals served as executive officers, as defined in Rule 3b-7 under the Exchange Act, during the fiscal year ended December 31, 2020. The following discussion relates to the compensation of those executive officers, who we refer to as our “named executive officers” or “NEOs” in this Annual Report on Form 10-K. During the fiscal year ended December 31, 2020, our NEOs were:

●	Ryan Drexler – Chief Executive Officer, President and Chairman of the Board of Directors; and
●	Allen Sciarillo – Chief Financial Officer
●	Brian Casutto – Executive Vice President of Sales and Operations.

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

Base Salary

The Compensation Committee determines the initial base salary for each of our named executive officers and each year determines whether to approve any base salary adjustments based upon the Company’s performance, the named executive officer’s individual performance, changes in duties and responsibilities of the named executive officer and the recommendations of our Chief Executive Officer (other than with respect to his own base salary). For 2020, our named executive officers’ base salaries were as follows:

Name	2020 Base Salary
Ryan Drexler	$750,000
Allen Sciarillo	$200,000
Brian Casutto	$400,000

Cash Bonuses

Pursuant to their employment agreements, each of our named executive officers was eligible to earn a cash bonus, with a target amount established by the Compensation Committee, based on the achievement of specified performance goals. For 2020, there was no target bonuses for Mr. Casutto. Mr. Drexler was eligible to receive cash bonuses of up to $250,000 based on the achievement of specified performance goals. For 2020, Mr. Sciarillo earned a cash bonus of $50,000. Messrs. Drexler and Casutto earned no cash bonuses, as set out in the amounts set forth in the “Summary Compensation Table” below.

Incentive Equity Awards

Incentive equity awards granted by the Company have historically been in the form of restricted stock awards. The Company also has granted stock options from time to time. The Compensation Committee believes that equity-based awards can be an effective retention tool that also align our executives’ interests with those of our stockholders. In 2020, none of our named executive officers were granted equity-based awards.

Employment Agreements

We maintained employment agreements with Messrs. Drexler, Sciarillo and Casutto that include certain severance and change in control payments. These agreements are described under “Narrative Disclosure to Summary Compensation Table” below.

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

Summary Compensation Table

The following summary compensation tables sets forth all compensation awarded to, earned by, or paid to our named executive officers for 2020 and 2019, in respect of their employment with the Company.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation (4) ($)	Total ($)

Ryan Drexler (1)
Chairman of the Board,	2020	750,000	—	—	—	984	750,984
Chief Executive Officer and President	2019	700,000	—	—	—	600	700,600

Allen Sciarillo (2)
Chief Financial Officer	2020	194,167	50,000	—	—	6,501	250,668
	2019	—	—	—	—	—	—

Brian Casutto (3)	2020	151,587	—	—	—	162,384	313,971
Executive Vice President of Sales and Operations	2019	400,000	—	—	—	61,000	461,000

(1)	For information regarding certain transactions between Mr. Drexler and the Company, see Note 8 to the consolidated financial statements below.
(2)	Allen Sciarillo was appointed to serve as Chief Financial Officer on April 20, 2020.
(3)	On May 1, 2020, Mr. Casutto resigned from all of his current roles with the Company.
(4)	Amounts under All Other Compensation for 2020 include the following:

	Drexler	Casutto	Sciarillo
Insurance Premiums	$984	$6,865	$6,501
Relocation Costs	—	9,367	—
Severance	—	100,000	—
Accrued Vacation Payout	—	46,152	—
TOTAL	$984	$162,384	$6,501

Amounts under All Other Compensation for 2019 include the following:

	Drexler	Casutto
Automobile Expenses (a)	$—	$12,000
Housing Costs(b)	—	38,500
Insurance Premiums	600	10,500
TOTAL	$600	$61,000

(a)	We provided an automobile allowance for Mr. Casutto. The Company insures the car under its insurance programs, pays all registration, license, taxes and other fees on the car, pays for all repairs and reimburses for all gas and maintenance costs on the car. The amount disclosed in the table above for Mr. Cassuto represents one-half of the total annual cost to the Company for the Company car.
(b)	We paid for temporary housing for Mr. Casutto for his apartment in California as his residency remains out of the State. The amounts disclosed in the table above represents rent and utility costs billed by the landlord for this temporary housing.

Narrative Disclosure to Summary Compensation Table

As used below, the terms “without cause,” “good reason,” “qualifying sale,” “aggregate purchase price,” “performance bonus,” “cash-based incentives,” and “change in control” are defined in the applicable agreements.

Mr. Drexler. Mr. Drexler is party to an employment agreement with the Company, which was entered into as of February 11, 2016 and has subsequently been amended and restated, most recently effective as of February 1, 2019. Subject to earlier termination as provided therein, the term of his agreement runs through February 1, 2021 and automatically renews for successive one-year terms thereafter, unless either party provides at least three months’ written notice of its or his intention not to renew. Under his employment agreement, Mr. Drexler was entitled to a base salary of $700,000 for 2019, which was increased to $750,000 per year effective January 1, 2020, in each case, subject to increase by the board. For 2019, Mr. Drexler was eligible to receive cash-based incentives of up to $250,000 based on the achievement of specified performance goals. There was no specified performance goal in 2020. Under his amended and restated employment agreement, Mr. Drexler is also eligible to receive additional cash-based incentives of up to $350,000, based on the achievement of specified performance goals.

Concurrently with entering into the amended and restated employment agreement in February 2018, Mr. Drexler and the Company entered into a transaction bonus agreement, which provides that, upon the occurrence of a qualifying sale, and provided that at the time of the qualifying sale Mr. Drexler is an owner of at least 20% of the shares of the Company, Mr. Drexler will be entitled to a transaction bonus equal to 10% of the aggregate purchase price if such price is in excess of $50 million. Mr. Drexler is entitled to this transaction bonus regardless of whether the qualifying transaction occurs during his employment or at any time thereafter.

If Mr. Drexler’s employment is terminated for any reason, each equity award granted to him will fully vest and he will be entitled to any unpaid performance bonus or cash-based incentives (as described above), to the extent earned as of the date of such termination, in addition to any amounts required by law or Company policy. In addition, if Mr. Drexler’s employment is terminated by the Company without cause or by Mr. Drexler for good reason prior to (but not in connection with) a qualifying sale, Mr. Drexler will be entitled to receive (i) 12 months of base salary continuation, (ii) up to 12 months of Company-subsidized COBRA premiums, and (iii) a lump sum payment of the performance bonus for the year his employment terminates. If Mr. Drexler’s employment is terminated by the Company without cause or by Mr. Drexler for good reason within 12 months following (or prior to, but in connection with or anticipation of) a qualifying sale, Mr. Drexler will be entitled to receive, in lieu of the amounts described in the preceding sentence, (i) a lump sum payment equal to 200% of his annual base salary, (ii) up to 18 months’ of Company-subsidized COBRA, and (iii) a lump sum payment equal to 200% of the performance bonus for the year his employment terminates. The severance payable to Mr. Drexler on a termination of his employment by the Company without cause or by Mr. Drexler for good reason is subject to his execution (and non-revocation) of a release of claims in favor of the Company.

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

Mr. Casutto. Mr. Casutto was party to an employment agreement with the Company, which was entered into as of July 15, 2015 and was amended and restated as of January 1, 2018. The original term of the employment agreement ended on December 31, 2018 and was extended to December 31, 2019. Under his employment agreement, Mr. Casutto was entitled to a base salary of $400,000 per year. In addition, Mr. Casutto was eligible to receive cash bonuses based on performance criteria to be adopted by the Compensation Committee, with a potential bonus pool of up to $350,000 per year. Under his employment agreement, he was entitled to a monthly vehicle allowance of $1,000 and a miscellaneous expense allowance of up to $5,000 per year.

If Mr. Casutto’s employment is terminated without cause or he resigns for good reason, he would be entitled to receive (i) base salary continuation for the lesser of 12 months and the remainder of the term of the employment agreement, (ii) a bonus equal to the greater of 25% of his target bonus for the year (or 50%, if the termination of employment occurs between July 1 and December 31 of the year) and the bonus for the year of termination of employment, as determined by the Compensation Committee at its discretion, and (iii) reimbursement of COBRA premiums for up to 12 months. In addition, unless otherwise provided in an equity award agreement, all equity awards held by Mr. Casutto would vest in full. All severance payable to Mr. Casutto under his employment agreement is subject to his execution (and non-revocation) of a release of claims in favor of the Company.

Under the employment agreement, Mr. Casutto agreed to certain restrictions on competition and solicitation, which continue for 12 months following the termination of his employment. The employment agreement also contained restrictions with respect to disclosure of the Company’s confidential information.

On May 1, 2020, Mr. Casutto resigned from all of his current roles with the Company. In connection with Mr. Casutto’s resignation from the Company, the Company and Mr. Casutto entered into a Separation and Release Agreement (the “Separation Agreement”), dated May 1, 2020. In lieu of any severance or other amounts under his employment agreement, the Agreement provides that the Company will pay Mr. Casutto an aggregate of $100,000 (the equivalent of three months base salary), with payments of $16,667 made every two weeks, beginning on May 15, 2020 and ending on July 17, 2020. The Separation Agreement includes customary provisions contained in agreements of this nature including, mutual non-disparagement and a general release of any and all claims.

Outstanding Equity Awards at Year End

As of December 31, 2020, there were no outstanding equity awards made to our named executive officers.

Director Compensation

Non-Employee Director Compensation Arrangements

During the year ended December 31, 2020, Mr. Bush and Mr. Desmond earned annual cash retainer fees of $140,000 and $100,000, respectively. Our non-employee directors also received an additional cash payment to compensate them for taxes payable in respect of their restricted share grants, described below. There were no restricted shares issued to the directors in 2020, however the directors earned an additional cash fee of $60,000 each, in lieu of equity awards.

All cash retainers are prorated for partial years of service. We pay annual cash retainer fees to our non-employee directors quarterly. We also reimburse our non-employee directors for their travel and out of pocket expenses. Members of the Board of Directors who also are our employees do not receive any compensation for their service as directors. Our directors do not receive Board meeting fees. For 2020, our non-employee directors received additional cash payments to compensate them for taxes payable in respect of their restricted share awards.

On December 31, 2020, William Bush submitted his resignation from the Board of Directors of MusclePharm Corporation and all committees on which he served, effective the date thereof.

2020 Director Compensation.

The table below sets forth the compensation paid to each non-employee member of the Board of Directors during the fiscal year ended December 31, 2020. Messrs. Drexler, Sciarillo and Casutto received no additional compensation for their service as a director, and, consequently, are not included in this table. The compensation received by Messrs. Drexler, Sciarillo and Casutto in respect of their employment is set forth in the “Summary Compensation Table” above.

Name	Fees Earned or Paid in Cash ($)	Stock Awards(1) ($)	All Other Compensation(2) ($)	Total ($)
John J. Desmond	$100,000	$—	$122,402	$222,402
William J. Bush(3)	140,000	—	141,689	281,689

(1)	There was no restricted stock unit awarded to directors in 2020. During 2019, Mr. Desmond was awarded 357,143 restricted stock units and Mr. Bush was awarded 238,095 restricted stock units. The grant date fair value of stock awards was calculated in accordance with FASB ASC Topic 718, disregarding the effects of estimated forfeitures, based upon the closing price of a share of our common stock on the date of grant.
(2)	Amounts under “All Other Compensation” for 2020 include tax gross-up adjustments related to vested restricted stock units and cash earned in lieu of all equity awards otherwise due.
(3)	On December 31, 2020, William Bush submitted his resignation from the Board of Directors of MusclePharm Corporation and all committees on which he served, effective the date thereof.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information with respect to the beneficial ownership of shares of our common stock by (i) each current director and (ii) each named executive officer, as of March 24, 2021.

	Shares Beneficially Owned
	Common Stock (1)
Name of Beneficial Owner	Shares	%
Named Executive Officers:
Ryan Drexler(2)	31,002,836	67.2%
Allen Sciarillo	—	—
Non-Employee Directors:
John J. Desmond(3)	587,357	1.8%
Michael Heller	—	—
Officers and Directors as a Group	31,590,193	69.0%

Other Beneficial Owners:
Wynnefield Capital (4)	2,111,874	6.3%
Amerop Holdings, Inc. (5)	3,648,355	10.9%

*	Represents less than 1%.

(1)	This column lists beneficial ownership of voting securities as calculated under SEC rules which generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities and includes shares of our common stock issuable pursuant to the exercise of stock options, warrants, preferred stock or other securities that are immediately exercisable or convertible or exercisable or convertible within 60 days of March 24, 2021. Otherwise, except to the extent noted below, each director, named executive officer or entity has sole voting and investment power over the shares reported. Standard brokerage accounts may include nonnegotiable provisions regarding set-offs or similar rights.

(2)	Ryan Drexler, the Company’s Chief Executive Officer, President and Chairman of the Board of Directors is the sole member of Consac, LLC, and as such has voting and investment power over the securities owned by the stockholder. Percent of total voting power represents voting power with respect to 33,479,886 shares of common stock outstanding as of March 24, 2021, plus 137,362 options to purchase common shares as if these options were exercised, plus the 12,486,813 refinanced convertible notes issued to Mr. Drexler on November 29, 2020, as if the notes were converted into shares as of March 24, 2021 (46,104,061 common shares).

(3)	Percent of total voting power represents voting power with respect to 33,479,886 shares of common stock outstanding as of March 24, 2021.

(4)	Joshua Landes and Nelson Obus may be deemed to hold an indirect beneficial interest in these shares, which are directly beneficially owned by Wynnefield Partners Small Cap Value, L.P., Wynnefield Partners Small Cap Value, L.P. I, Wynnefield Small Cap Value Offshore Fund and Wynnefield Capital, Inc. Profit Sharing Plan because they are co-managing members of Wynnefield Capital Management, LLC and principal executive officers of Wynnefield Capital, Inc. The principal place of business for Wynnefield Capital is 450 Seventh Avenue, Suite 509, New York, New York 10123. This information is based on a Schedule 13D/A filed on November 3, 2020 with the SEC.

(5)	Amerop Holdings, Inc. and Leonard P. Wessell III may be deemed to hold an indirect beneficial interest to 1,463,839 of these shares. White Winston Select Asset Funds, LLC, Todd M. Enright, Mark Blundell, Donald Feagan, and Robert Mahoney may be deemed to hold an indirect beneficial interest in these shares. White Winston Select Asset Fund Series Fund MP-18, LLC reported sole voting power with respect to 3,648,355 shares. The address of White Winston Select Asset Funds Series Fund MP-18, LLC is 265 Franklin St., Suite 1702, Boston, MA 02110. This information is based on a Schedule 13D filed on November 8, 2019 with the SEC.

EQUITY COMPENSATION PLAN INFORMATION

In 2015, we adopted the MusclePharm Corporation 2015 Incentive Compensation Plan (the “2015 Plan”). The 2015 Plan was approved by our stockholders. The following table sets forth the number and weighted-average exercise price of securities to be issued upon exercise of outstanding options, warrants and rights, and the number of securities remaining available for future issuance under all of our equity compensation plans, at December 31, 2020:

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

Interest rate on the $18.0 million Refinanced Convertible Note was 12% per annum, and interest payments were due on the last day of each quarter. At the Company’s option (as determined by its independent directors), the Company could repay up to one-sixth of any interest payment by either adding such amount to the principal amount of the note or by converting such interest amount into an equivalent amount of the Company’s common stock. Any interest not paid when due would be capitalized and added to the principal amount of the Refinanced Convertible Note and bear interest on the applicable interest payment date along with all other unpaid principal, capitalized interest, and other capitalized obligations. Both the principal and the interest under the Refinanced Convertible Note were due on December 31, 2019, unless converted earlier. Mr. Drexler could convert the outstanding principal and accrued interest into shares of the Company’s common stock at a conversion price of $1.11 per share at any time. The Company could prepay the Refinanced Convertible Note by giving Mr. Drexler between 15- and 60-days’ notice depending upon the specific circumstances, subject to Mr. Drexler’s conversion right.

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

The 2020 Refinanced Convertible Note contains customary restrictions on the ability of the Company to, among other things, grant liens or incur indebtedness other than certain obligations incurred in the ordinary course of business. The restrictions are also subject to certain additional qualifications and carveouts, as set forth in the 2020 Refinanced Convertible Note. The 2020 Refinanced Convertible Note is subordinated to certain other indebtedness of the Company held by Prestige Capital Corporation (“Prestige”) and Crossroads Financial Group, LLC (“Crossroads”). The Company may prepay the 2020 Refinanced Convertible Note by giving Mr. Drexler between 15- and 60-days’ notice depending upon the specific circumstances, subject to Mr. Drexler’s conversion right. Mr. Drexler may convert the outstanding principal and accrued interest into shares of the Company’s common stock at a conversion price equal to or greater than (i) the closing price per share of the common stock on the last business day immediately preceding November 1, 2020 or (ii) $0.17. All outstanding principal and accrued but unpaid interest under the 2020 Refinanced Convertible Note were due and payable on November 1, 2020. The Note was in default on that date and the Company agreed with Mr. Drexler to amend the 2020 Refinancing by the end of November 2020. Interest accrued but unpaid, totaling $26,000 was capitalized on the due date and added to the principal amount of the 2020 Refinanced Convertible Note.

On November 29, 2020, the Company entered into a refinancing agreement with Mr. Ryan Drexler, (the “November 2020 Refinancing”), in which the Company issued to Mr. Drexler a convertible secured promissory note (the November 2020 “Convertible Note”) in the original principal amount of $2,871,967, which amended and restated a convertible secured promissory note dated as of August 21, 2020. The $2.9 million November 2020 Convertible Note bears interest at the rate of 12% per annum. Unless earlier converted or repaid, all outstanding principal and any accrued but unpaid interest under the November 2020 Convertible Note shall be due and payable on July 1, 2021. Any interest not paid when due shall be capitalized and added to the principal amount of the Convertible Note and bear interest on the applicable interest payment date along with all other unpaid principal, capitalized interest, and other capitalized obligations.

Mr. Drexler may, at any time, and from time to time, upon written notice to the Company, convert the outstanding principal and accrued interest into shares of Common Stock, at a conversion price of $0.23 per share. At the election of the Company, one-sixth of the interest may be paid in kind (“PIK Interest”) by adding such amount to the principal amount of the note, or through the issuance of shares of the Company’s common stock to Mr. Drexler. The PIK Interest is convertible to common stock at the closing price per share on the last business day of each calendar quarter. In no event will the conversion price of such PIK Interest be less than $0.10. The Company may prepay the Note by giving Mr. Drexler between 15- and 60-days’ notice depending upon the specific circumstances, subject to Mr. Drexler’s conversion right. The Company intends to pay all interest due on the Convertible Note to Mr. Drexler at the end of each calendar quarter.

The November 2020 Convertible Note contains customary restrictions on the ability of the Company to, among other things, grant liens or incur indebtedness other than certain obligations incurred in the ordinary course of business. The restrictions are also subject to certain additional qualifications and carveouts, as set forth in the November 2020 Convertible Note. The November 2020 Convertible Note is subordinated to certain other indebtedness of the Company held by Prestige Capital Corporation (“Prestige”) and Crossroads Financial Group, LLC (“Crossroads”).

For the years ended December 31, 2020 and 2019, interest expense related to the related party convertible secured promissory notes was $0.3 million and $1.7 million, respectively. During the years ended December 31, 2020 and 2019, interest paid in cash to Mr. Drexler was $31,000 and $0.8 million, respectively.

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

As of December 31, 2020, the outstanding balance on the revolving note was $0.7 million. During the year ended December 31, 2020, interest paid in cash to Mr. Drexler was $24,000.

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

DIRECTOR INDEPENDENCE

The rules of Nasdaq generally require that a majority of the members of a listed company’s Board of Directors be independent. In addition, the listing rules generally require that, subject to specified exceptions, each member of a listed company’s audit, compensation, and governance committees be independent. Although we are an over-the-counter listed company, we have nevertheless opted under our Corporate Governance Guidelines to comply with certain Nasdaq corporate governance rules requiring director independence. The Board of Directors has determined that all of the Company’s directors, other than Mr. Drexler, are each independent director as such term is defined in Nasdaq Marketplace Rule 5605(a)(2). Additionally, we have Compensation, Nominating and Corporate Governance, and Audit committees comprised solely of independent directors.

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

Item 14. Principal Accountant Fees and Services

Fees Paid to Independent Registered Public Accounting Firm(1)

The following table shows fees and expenses that we paid (or accrued) for professional services rendered by SingerLewak LLP for the years ended December 31, 2020 and 2019:

	2020	2019
Audit Fees(1)	$447,700	438,000

(1)	Represents the aggregate fees billed for the audit of the Company’s financial statements and review of the Company’s quarterly financial information.

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

Audit Committee pre-approval of non-audit services (other than review and attest services) also will not be required if such services fall within available exceptions established by the SEC. All non-audit services provided by the Company’s independent auditors during fiscal years 2020 and 2019, were pre-approved by the Audit Committee in accordance with the pre-approval policy described above.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

A.	Financial Statements and Financial Statement Schedules.

1.	Financial Statements.

The list of the consolidated financial statements and report of the independent registered public accounting firm set forth on the Index to Financial Statements on Page 56 of this Form 10-K and are required by this Item are included in Part II, Item 8.

2.	Financial Statement Schedules.

No financial statement schedules are applicable to this filing.

B.	Exhibits.

The list of Exhibits required by Item 601 of Regulation S-K is provided in the Exhibit Index on pages 52 to 54 of this Form 10-K, which is incorporated herein by reference.

C.	Exhibit Index.

		Incorporated by Reference
Exhibit No.	Description	Form	SEC File Number	Exhibit	Filing Date

3.1	Articles of Incorporation of MusclePharm Corporation (successor to Tone in Twenty).	SB-2	333-147111	3.1	November 2, 2007

3.2	Amendment to the Articles of Incorporation.	SB-2	333-147111	3.3	November 2, 2007

3.3	Amendment to the Articles of Incorporation.	8-K	000-53166	3.3	February 24, 2010

3.4	Amendment to the Articles of Incorporation.	10-Q	000-53166	3.1	May 23, 2011

3.5	Amendment to the Articles of Incorporation.	8-K	000-53166	3.1	November 23, 2011

3.6	Amendment to the Articles of Incorporation.	8-K	000-53166	3.1	January 27, 2012

3.7	Amendment to the Articles of Incorporation.	8-K	000-53166	3.1	March 30, 2012

3.8	Certificate of Change.	8-K	000-53166	3.1	November 28, 2012

3.9	Certificate of Amendment to Articles of Incorporation.	8-K	000-53166	3.2	November 28, 2012

3.10	Certificate of Correction.	S-1/A	333-184625	3.15	December 26, 2012

3.11	Second Amended and Restated Bylaws.	8-K	000-53166	3.1	September 27, 2016

4.1	Specimen of certificate for MusclePharm Corporation Common Stock.	S-1/A	333-184625	4.4	December 28, 2012

4.2	Warrant, dated November 7, 2016 by and between MusclePharm Corporation and INI Buyer, Inc.	10-Q	000-53166	4.1	November 9, 2016

4.3	2015 Incentive Compensation Plan.	S-8	333-212576	4.14	July 18, 2016

4.4	Description of Registrant’s Securities	10-K	000-53166	4.4	August 25, 2020

10.1	Purchasing Agreement with General Nutrition Corporation dated December 16, 2009.	8-K	000-53166	10.2	February 24, 2010

10.2	Form of Registration Rights Agreement, dated July 13, 2012, between MusclePharm Corporation and TCA Global Credit Master Fund LP.	8-K	000-53166	10.1	July 20, 2012

10.3	Form of Indemnification Agreement.	8-K	000-53166	10.1	August 27, 2012

Exhibit Index (continued)

		Incorporated by Reference
Exhibit No.	Description	Form	SEC File Number	Exhibit	Filing Date

10.4*	MusclePharm Corporation 2015 Incentive Compensation Plan.	S-8	000-53166	4.14	July 18, 2016

10.5	Confidentiality and Non-Disclosure Agreement, dated June 23, 2015, between MusclePharm Corporation and Consac, LLC, an affiliate of Ryan Drexler.	10-Q	000-53166	10.6	August 10, 2015

10.7	Agreement for Purchase and Sale of Stock dated April 21, 2016, between MusclePharm Corporation and BioZone Laboratories, Inc., BioZone Holdings, Inc. and Flavor Producers, Inc.	8-K	000-53166	10.1	April 27, 2016

10.8	Convertible Secured Promissory Note, dated November 8, 2016, by and between MusclePharm Corporation and Ryan Drexler.	10-Q	000-53166	10.1	November 9, 2016

10.9	Sixth Amended and Restated Security Agreement, dated November 29, 2020, by and between MusclePharm Corporation and Ryan Drexler.	8-K	000-53166	10.2	December 3, 2020

10.10	Settlement Agreement, dated November 7, by and among MusclePharm Corporation and F.H.G. Corporation d/b/a Capstone Nutrition, INI Parent, Inc., INI Buyer, Inc. and Medley Capital Corporation.	10-Q	000-53166	10.3	November 9, 2016

10.12	Convertible Secured Promissory Note, dated December 7, 2015, by and between MusclePharm Corporation and Ryan Drexler.	10-K	000-53166	10.14	March 15, 2017

10.13	First Amendment to Convertible Secured Promissory Note, dated December 7, 2015, by and between MusclePharm Corporation and Ryan Drexler.	10-K	000-53166	10.15	March 15, 2017

Exhibit Index (continued)

		Incorporated by Reference
Exhibit No.	Description	Form	SEC File Number	Exhibit	Filing Date

10.14*	Amended and Restated Executive Employment Agreement, between MusclePharm Corporation and Ryan Drexler	8-K	000-53166	99.1	March 1, 2018

10.15**	Small Business Administration Loan Agreement between MusclePharm Corporation and Harvest Small Business Finance, LLC

10.16	Amended and Restated Convertible Secured Promissory Note, dated August 21, 2020 by and between MusclePharm Corporation and Ryan Drexler	8-K	000-53166	10.1	27-Aug-20

10.17	Fourth Amended and Restated Security Agreement, dated August 21, 2020, between MusclePharm Corporation and Ryan Drexler	8-K	000-53166	10.2	27-Aug-20

10.18	Settlement Agreement, dated September 25, by and between MusclePharm Corporation and NBF Holdings Canada Inc. (Nutrablend)	10-Q	000-53166	10.3	24-Nov-20

10.19	Secured Revolving Promissory Note, dated October 15, 2020 by and between MusclePharm Corporation and Ryan Drexler	8-K	000-53166	10.1	21-Oct-20

10.20	Fifth Amended and Restated Security Agreement, dated October 15, 2020 by and between MusclePharm Corporation and Ryan Drexler	8-K	000-53166	10.2	21-Oct-20

10.21	Convertible Secured Promissory Note, dated December 16, 2020 by and between MusclePharm Corporation and Ryan Drexler	8-K	000-53166	10.1	3-Dec-20

10.22	Sixth Amended and Restated Security Agreement, dated November 29, 2020 by and between MusclePharm Corporation and Ryan Drexler	8-K	000-53166	10.2	3-Dec-20

10.23**	Settlement Agreement, dated November 7, 2020 by and between MusclePharm Corporation and Excelsior Nutrition, Inc. (4Excelsior)

14.1	Code of Ethics.	8-K	000-53166	14	April 23, 2012

14.2	Corporate Governance Guidelines, adopted March 8, 2015.	10-Q	000-53166	99.1	May 11, 2015

21.1**	Subsidiaries of the Registrant.

23.1**	Consent of Independent Public Accounting Firm

31.1**	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2***	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following materials from MusclePharm Corporation’s annual report on Form 10-K for the year ended December 31, 2020 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Changes in Stockholders’ Deficit; (v) the Consolidated Statements of Cash Flows; and (vi) related notes to these financial statements.

*	Indicates management contract or compensatory plan or arrangement.
**	Filed herewith
***	Furnished herewith

ITEM 16. FORM 10-K SUMMARY

Not applicable.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MUSCLEPHARM CORPORATION (the “Registrant”)

Dated: March 29, 2021	By:	/s/ Allen Sciarillo
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Ryan Drexler	Chief Executive Officer, President and Chairman of the Board of Directors	March 29, 2021
Ryan Drexler	(Principal Executive Officer)

/s/ Allen Sciarillo	Chief Financial Officer
Allen Sciarillo	(Principal Financial Officer and Principal Accounting Officer)	March 29, 2021

/s/ John J. Desmond	Director	March 29, 2021
John J. Desmond

/s/ Michael Heller	Director	March 29, 2021
Michael Heller

55

Report of INDEPENDENT Registered Public Accounting Firm

To the Stockholders and the Board of Directors of MusclePharm Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MusclePharm Corporation and its Subsidiaries (collectively, the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), stockholders’ deficit and cash flows for the years then ended, and the related notes to the financial statement. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, has an accumulated deficit and its total liabilities exceed its total assets. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Trade Promotions and Product Discount Allowance

Description of the Matter

As described in Note 2 to the consolidated financial statements, the Company utilizes various promotional activities, including product discounts. The costs of such activities are recorded as reduction in sales and are reflected in the transaction price when the related sale takes place. As a period of time may lapse between the date the customer becomes entitled to the promotion or discount and the date the customer utilizes the promotion or discount, the Company records an estimated accrual to settle future and existing obligations for products sold as of the balance sheet date. The accrual is calculated using actual customer sales, actual promotional activities, and forecasted information for amounts earned, but not yet utilized. As of December 31, 2020, the accrual balance was approximately $2.5 million.

We identified the trade promotions and product discount allowance as a critical audit matter as it is a significant estimate in the financial statements and includes a high degree of management judgement.

How We Addressed the Matter in our Audit

Our audit procedures related to the Company’s trade promotions and product discount allowance included the following, among others:

●	We obtained an understanding and evaluated the design and implementation of management’s internal controls related to the process and methodology used to estimate the trade promotions and product discount allowance.

●	We evaluated the reasonableness of management’s estimate of expected future claims by testing credit memos issued subsequent to December 31, 2020 to help substantiate the sufficiency of the accrual at the balance sheet date. We further completed a retrospective review of prior period accruals to gain an understanding as to how actual results compared to managements historical estimates.

●	We analytically compared the current period promotions and discounts by customer to prior periods to help identify any unusual trends that should be considered by management in their current period estimate or that would indicate that such historical results may not provide predictive value.

Contingencies

Description of the Matter

As described in Note 10 to the consolidated financial statements, the Company has become involved in legal proceedings that could potentially have a material impact on the financial statements. The Company records loss contingencies when management determines that the outcome of future events is probable of occurring and when the amount of the loss can be reasonably estimated. The determination of an accrual for a loss contingency is based on management’s judgment and estimates with respect to the likely outcome of the matter. Liabilities are adjusted when events or circumstances cause these judgments or estimates to change.

Further, the Company provides disclosures for material contingencies when there is a reasonable possibility that a loss or an additional loss may be incurred. In assessing whether a loss is reasonably possible, the Company may consider the following factors, among others: the nature of the litigation, claim or assessment, available information, opinions or views of legal counsel and other advisors, and the experience gained from similar cases.

We identified contingent liabilities and disclosures as a critical audit matter due to the amount of litigation and potential material effect on the consolidated financial statements from adverse outcomes and because auditing management’s consideration of qualitative and quantitative factors, including probabilities and ranges of loss, involve a high degree of auditor judgment given the highly subjective nature of management’s judgement.

How We Addressed the Matter in our Audit

Our audit procedures related to the Company’s assessment of contingent liabilities and disclosures included the following, among others:

●	We obtained an understanding and evaluated the design and implementation of management’s internal controls related to the process and methodology used to review and evaluate potential and existing claims.

●	We obtained legal confirmations from the Company’s various external legal counsel and evaluated the facts and circumstances of the claims to help understand the basis for management’s determination, if losses from claims were probable and reasonably estimable requiring an accrual as of December 31, 2020, and management’s determination as to which contingent matters require disclosure.

●	We evaluated the reasonableness and completeness of management’s disclosures in the consolidated financial statements by reviewing the Company’s internal analysis of known facts.

/s/ SingerLewak LLP

We have served as the Company’s auditor since 2019.

Los Angeles, California

March 29, 2021

MusclePharm Corporation

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31, 2020	December 31, 2019

ASSETS
Current assets:
Cash	$2,003	$1,532
Accounts receivable, net	7,488	4,807
Inventory	1,032	4,720
Prepaid expenses and other current assets	1,341	1,104
Total current assets	11,864	12,163
Property and equipment, net	13	216
Intangible assets, net	356	676
Operating lease right-of-use assets	474	1,175
Other assets	295	310
TOTAL ASSETS	$13,002	$14,540
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Obligation under secured borrowing arrangement	$7,098	$4,443
Line of credit	743	4,204
Operating lease liability, current	381	624
Convertible note with a related party, net of discount	2,872	1,287
Accounts payable	14,719	26,178
Accrued and other liabilities	6,194	4,805
Total current liabilities	32,007	41,541
Operating lease liability, long-term	343	723
Other long-term liabilities	5,071	228
Total liabilities	37,421	42,492
Commitments and contingencies (Note 9)
Stockholders’ deficit:
Common stock, par value of $0.001 per share; 100,000,000 shares authorized, 33,980,905 and 33,876,033 shares issued as of December 31, 2020 and December 31, 2019, respectively; 33,105,284 and 33,000,412 shares outstanding as of December 31, 2020 and December 31, 2019, respectively	32	31
Additional paid-in capital	178,261	177,914
Treasury stock, at cost; 875,621 shares	(10,039)	(10,039)
Accumulated other comprehensive loss	—	—
Accumulated deficit	(192,673)	(195,858)
TOTAL STOCKHOLDERS’ DEFICIT	(24,419)	(27,952)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$13,002	$14,540

The accompanying notes are an integral part of these Consolidated Financial Statements.

MusclePharm Corporation

Consolidated Statements of Operations

(In thousands, except share and per share data)

	For the Years Ended December 31,
	2020	2019
Revenue, net	$64,440	$79,667
Cost of revenue	44,831	70,979
Gross profit	19,609	8,688
Operating expenses:
Advertising and promotion	507	2,487
Salaries and benefits	6,430	7,910
Selling, general and administrative	7,139	9,792
Professional fees	2,764	3,606
Impairment of operating lease right-of-use assets	167	—
Total operating expenses	17,007	23,795
Income (loss) from operations	2,602	(15,107)
Other (expense) income:
Loss on settlement of obligations	(95)	(125)
Gain on settlement of payables	1,687	—
Interest and other expense, net	(1,028)	(3,609)
Income (loss) before provision for income taxes	3,166	(18,841)
(Benefit) provision for income taxes	(19)	86
Net income (loss)	$3,185	$(18,927)
Net income (loss) per share, basic	$0.10	$(0.92)
Net income (loss) per share, diluted	$0.08	$(0.92)

Weighted average shares used to compute net income (loss) per share, basic	32,812,462	20,475,313
Weighted average shares used to compute net income (loss) per share, diluted	41,172,461	20,475,313

The accompanying notes are an integral part of these Consolidated Financial Statements.

MusclePharm Corporation

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	For the Years Ended December 31,
	2020	2019
Net income (loss)	$3,185	$(18,927)
Other comprehensive gain (loss):
Change in foreign currency translation adjustment	—	(184)
Comprehensive income (loss)	$3,185	$(19,111)

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

MusclePharm Corporation

Consolidated Statements of Changes in Stockholders’ Deficit (Continued)

(In thousands, except share data)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-in	Treasury	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Loss	Deficit	Deficit
Balance—December 31, 2019	33,000,412	$31	$177,914	$(10,039)	$—	$(195,858)	$(27,952)
Forfeiture of unvested restricted stock awards to employees, executives and directors	(121,850)	—	—	—	—	—	—
Stock-based compensation for issuance and amortization of restricted stock awards to employees, executives and directors	—	—	144	—	—	—	144
Issuance of shares of common stock in exchange for services	226,722	1	203	—	—	—	204
Change in foreign currency translation adjustment	—	—	—	—	—	—	—
Net income	—	—	—	—	—	3,185	3,185
Balance—December 31, 2020	33,105,284	$32	$178,261	$(10,039)	$—	$(192,673)	$(24,419)

The accompanying notes are an integral part of these Consolidated Financial Statements.

MusclePharm Corporation

Consolidated Statements of Cash Flows

(In thousands)

	For the Years Ended December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,185	$(18,927)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization of property and equipment	145	339
Amortization of intangible assets	320	320
Bad debt expense	172	21
(Gain) loss on disposal of property and equipment	(160)	5
Amortization of debt discount	—	60
Gain on settlement of payables	(1,687)	—
Inventory provision	—	82
Stock-based compensation	144	284
Issuance of common stock to non-employees	204	702
Write off of cumulative translation adjustments	—	175
Impairment of operating lease right-of-use assets	167	—
Changes in operating assets and liabilities:
Accounts receivable	(2,852)	1,444
Inventory	3,687	8,859
Prepaid expenses and other current assets	(39)	(528)
Other assets	549	710
Accounts payable and accrued liabilities	(4,703)	(70)
Net cash used in operating activities	(868)	(6,524)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(4)	(13)
Proceeds from disposal of property and equipment	222	—
Net cash provided by (used in) investing activities	218	(13)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from lines of credit	1,243	3,239
Payments on lines of credit	(3,465)	(535)
Proceeds from secured borrowing arrangement, net of reserves	46,377	44,091
Payments on secured borrowing arrangement, net of fees	(43,722)	(40,933)
Repayment of finance lease obligations	—	(120)
Repayment of notes payable	(277)	—
Proceeds from issuance of Paycheck Protection Program loan	965	—
Net cash provided by financing activities	1,121	5,742
Effect of exchange rate changes on cash	—	10
NET CHANGE IN CASH	471	(785)
CASH — BEGINNING OF PERIOD	1,532	2,317
CASH — END OF PERIOD	$2,003	$1,532
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$1,437	$2,052
Cash paid for taxes	$39	$77
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Property and equipment acquired in conjunction with finance leases	$—	$29
Operating lease right-of-use assets and lease obligations	$—	$2,117
Conversion of related party note through issuance of shares	$—	$18,000

The accompanying notes are an integral part of these Consolidated Financial Statements.

MusclePharm Corporation

Notes to Consolidated Financial Statements

Note 1. Description of Business

Description of Business

MusclePharm Corporation was incorporated in Nevada in 2006. Except as otherwise indicated herein, or the context requires otherwise, the terms “MusclePharm,” “the Company,” “we,” “our” and “us” refer to MusclePharm Corporation and its subsidiaries. The Company is a scientifically-driven, performance lifestyle company that develops, manufactures, markets and distributes branded sports nutrition products and nutritional supplements. Our portfolio of recognized brands, including MusclePharm® and FitMiss®, is marketed and sold in more than 100 countries globally. The Company is headquartered in Calabasas, California and, as of December 31, 2020 had the following wholly-owned subsidiaries which do not currently have operations: MusclePharm Canada Enterprises Corp., MusclePharm Ireland Limited and MusclePharm Australia Pty Limited.

Although the Company has historically incurred significant losses and experienced negative cash flows since inception, we generated net income of $3.2 million for the year ended December 31, 2020. As of December 31, 2020, the Company had cash of $2.0 million, an increase of $0.5 million from the December 31, 2019 balance of $1.5 million. This increase is due to cash provided by investing activities of $0.2 million and cash provided by financing activities of $1.1 million, offset by cash used in operating activities of $0.9 million.

Our working capital was a deficit of $20.1 million as of December 31, 2020, and we had a stockholders’ deficit of $24.4 million and recurring losses from operations resulting in an accumulated deficit of $192.7 million. As a result of our history of losses and financial condition, there is substantial doubt about our ability to continue as a going concern. For financial information concerning more recent periods, see our reports for such periods filed with the SEC.

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
3)	implemented a more aggressive SKU reduction; and
4)	negotiated and purchased certain raw materials directly from the manufacturers lowering the costs of goods sold

As a result of these measures, as well as a reduction in protein prices, the Company realized increased gross profit in the fourth quarter of 2019, a trend which continued throughout 2020. In April 2020, the Company experienced a slowdown in sales from its retail customers, including its largest customer. This decline was partially offset by a growth in sales to its largest online customers, although there can be no assurances that such growth will continue, or that the Company will have the financial resources to produce the additional quantities required by these customers. In 2020, the Company also negotiated lower costs of goods sold with our co-manufacturers. Management believes reductions in operating costs and continued focus on gross profit will allow us to ultimately achieve sustained profitability, however, the Company can give no assurances that this will occur. In particular, the cost of protein may have a material impact on the Company’s profitability, and the ability of our third-party manufacturers to meet our customer’s demands. To manage cash flow, the Company has entered into multiple financing arrangements. See additional information in “Note 8. Debt.”

Our results of operations are affected by economic conditions, including macroeconomic conditions and levels of business confidence. There continues to be significant volatility and economic uncertainty in many markets and the ongoing COVID-19 pandemic has increased that level of volatility and uncertainty and has created economic disruption. We are actively managing our business to respond to the impact. There were no adjustments recorded in the financial statements that might result from the outcome of these uncertainties.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements are prepared using the accrual method of accounting in accordance with GAAP and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The consolidated financial statements include the accounts of MusclePharm Corporation and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior period amounts have been conformed to the current period’s presentation.

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

Cash

The Company considers all highly liquid investments purchased with an original maturity of three months or less at the date of purchase and money market accounts to be cash equivalents. As of December 31, 2020 and 2019, the Company had no cash equivalents and all cash amounts consisted of cash on deposit.

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

The Company performs ongoing evaluations of its customers’ financial condition and generally does not require collateral. Some international customers are required to pay for their orders in advance of shipment. Accounts receivable consisted of the following as of December 31, 2020 and 2019 (in thousands):

	As of December 31,
	2020	2019
Accounts receivable	$10,895	$8,419
Less: allowance for discounts and returns	(2,525)	(2,901)
Less: allowance for doubtful accounts	(882)	(711)
Accounts receivable, net	$7,488	$4,807

The allowance for discounts and returns consisted of the following activity for the years ended December 31, 2020 and 2019 (in thousands):

	For the Years Ended December 31,
	2020	2019
Allowance for discounts and returns, beginning balance	$2,901	$5,574
Charges against revenues	17,703	26,941
Utilization of reserve	(18,079)	(29,614)
Allowance for discounts and returns, ending balance	$2,525	$2,901

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

Shipping and handling costs related to inbound purchases of raw material and finished goods are included in cost of revenues in our consolidated statements of operations. For the years ended December 31, 2020 and 2019, the Company incurred $1.3 million and $1.2 million, respectively, of inbound shipping and handling costs. Shipping and handling costs related to shipments to our customers is included in “Selling, general and administrative” expense in our consolidated statements of operations. For the years ended December 31, 2020 and 2019, the Company incurred $2.5 million and $3.8 million, respectively, of shipping and handling costs related to shipments to our customers.

The Company excludes from its revenue any amounts collected from customers for sales (and similar) taxes. During the years ended December 31, 2020 and 2019, the Company recorded discounts, and to a lesser degree, sales returns, totaling $17.7 million and $26.9 million, respectively, which accounted for 22% and 25% of gross revenue in each period, respectively.

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

During the year ended December 31, 2020, the Company had three customers who individually accounted for 41%, 17% and 12% of our net revenue, and one customer that accounted for 61% of our accounts receivable, net as of December 31, 2020. During the year ended December 31, 2019, the Company had three customers who individually accounted for approximately 33%, 17% and 13% of our net revenue and one customer that accounted for 35% of our accounts receivable, net as of December 31, 2019.

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

The Company had the following concentration of purchases with contract manufacturers for years ended December 31, 2020 and 2019:

	For the Years Ended December 31,
Vendor	2020	2019
Nutrablend	*	22%
S.K. Laboratories	24%	34%
Mill Haven Foods LLC	25%	*
Innovations in Nutrition and Wellness	13%	*

* Represents less than 10% of purchases.

Inventory

Inventory consisted solely of finished goods and raw materials, used to manufacture our products by one of our co-manufacturers as of December 31, 2020 and 2019. The Company records charges for obsolete and slow-moving inventory based on the age of the product as determined by the expiration date or otherwise determined to be obsolete. Products within one year of their expiration dates are considered for write-off purposes. Inventory write-downs, once established, are not reversed as they establish a new cost basis for the inventory. Historically, the Company has had minimal returns with established customers. The Company incurred insignificant inventory write-offs during the years ended December 31, 2020 and 2019.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances exist that indicate the carrying amount of an asset may not be recoverable. When indicators of impairment exist, an estimate of undiscounted future cash flows is used in measuring whether the carrying amount of the asset or related asset group is recoverable. Measurement of the amount of impairment, if any, is based upon the difference between the asset’s carrying value and estimated fair value. There were no impairments for the years ended December 31, 2020 and 2019.

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

MusclePharm calculates and uses the rate implicit in the lease if the information is readily available, or if not available, the Company uses its incremental borrowing rate in determining the present value of lease payments. Lease right-of-use (“ROU”) assets are based on the lease liability, subject to adjustments, such as lease incentives. The ROU assets also include any lease payments made at or before the commencement date. MusclePharm excludes variable lease payments in measuring lease assets and lease liabilities, other than those that depend on an index or a rate or are in substance fixed payments.

MusclePharm’s lease terms include options to extend or terminate the lease when it is reasonably certain that such options will be exercised. Operating leases are included in “Operating lease right-of-use assets,” “Operating lease liability, current” and “Operating lease liability, long-term” on the consolidated balance sheets. Finance leases are included in “Property and equipment, net,” “Accrued and other liabilities” and “Other long-term liabilities” on the consolidated balance sheets.

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

Foreign Currency

The functional currency of the Company’s foreign subsidiaries, MusclePharm Canada, MusclePharm Australia, and MusclePharm Ireland, is the local currency. The assets and liabilities of the foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at each balance sheet date. Revenue and expenses are translated at average exchange rates in effect during the year. Equity transactions are translated using historical exchange rates. The resulting translation adjustments are recorded to a separate component of “Accumulated other comprehensive income (loss)” in the consolidated balance sheets and are also included in the consolidated statements of comprehensive income (loss).

Foreign currency gains and losses resulting from transactions denominated in a currency other than the functional currency are included in “Interest and other expense, net” in the consolidated statements of operations.

Comprehensive Income (Loss)

Comprehensive income (loss) is composed of two components: net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) refers to revenue, expenses, gains and losses that under GAAP are recorded as an element of stockholders’ deficit and are excluded from the Company’s net income (loss). The Company’s other comprehensive income (loss) is made up of foreign currency translation adjustments. There was no foreign currency translation adjustment for the year ended December 31, 2020.

Segments

Management has determined that it currently operates in one segment. The Company’s chief operating decision maker reviews financial information on a consolidated basis, together with certain operating and performance measures principally to make decisions about how to allocate resources and to measure the Company’s performance.

Income Taxes

Income taxes are accounted for using the asset and liability method. Income tax expense includes the current tax liability from operations and the change in deferred income taxes during the year. Interest income, interest expense and penalties associated with income taxes are reflected in “Income tax expense” on the consolidated statements of income. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases, operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Note 3. Fair Value of Financial Instruments

As of December 31, 2020 and 2019, the Company held no assets or liabilities that required re-measurement at fair value on a recurring basis. Cash balances as of December 31, 2020 and 2019 were $2.0 million and $1.5 million, respectively. The carrying amounts of the cash balances reported in the consolidated balance sheets approximate the fair value.

Note 4. Balance Sheet Components

Inventory

Inventory consisted of raw materials and finished goods, which were located either at one of our co-manufacturers or our warehouse as of December 31, 2020 and December 31, 2019.

The Company records charges for obsolete and slow-moving inventory based on the age of the product as determined by the expiration date or if otherwise determined to be obsolete. Products within one year of their expiration dates are considered for write-off purposes. Historically, the Company has had minimal returns with established customers. The Company incurred insignificant inventory write-offs during the years ended December 31, 2020 and 2019. Inventory write-downs, once established, are not reversed as they establish a new cost basis for the inventory.

Property and Equipment

Property and equipment consisted of the following as of December 31, 2020 and 2019 (in thousands):

	As of December 31,
	2020	2019
Furniture, fixtures and equipment	$167	$2,592
Leasehold improvements	—	236
Vehicles	39	39
Displays	—	453
Website	—	497
Property and equipment, gross	206	3,817
Less: accumulated depreciation and amortization	(193)	(3,601)
Property and equipment, net	$13	$216

Depreciation and amortization expense related to property and equipment was $0.1 million and $0.3 million for the years ended December 31, 2020 and 2019, respectively, which is included in “Selling, general, and administrative” expense in the accompanying consolidated statements of operations. During the year ended December 31, 2020, the Company wrote off $2.6 million of fixed assets with a net book value of $45,000.

Intangible Assets

Intangible assets consisted of the following (in thousands):

	As of December 31, 2020
	Gross Value	Accumulated Amortization	Net Carrying Value	Remaining Weighted- Average Useful Lives (years)
Amortized Intangible Assets
Brand (apparel rights)	$2,244	$(1,888)	$356	1.1
Total intangible assets	$2,244	$(1,888)	$356

	As of December 31, 2019
	Gross Value	Accumulated Amortization	Net Carrying Value	Remaining Weighted- Average Useful Lives (years)
Amortized Intangible Assets
Brand (apparel rights)	$2,244	$(1,568)	$676	2.1
Total intangible assets	$2,244	$(1,568)	$676

Intangible assets amortization expense was $0.3 million for each of the years ended December 31, 2020 and 2019, which is included in “Selling, general, and administrative” expense in the accompanying consolidated statements of operations. As of December 31, 2020, the estimated future amortization expense of intangible assets is as follows (in thousands):

For the Year Ending December 31,
2021	$320
2022	36
Total amortization expense	$356

Note 5. Accrued and Other Liabilities

As of December 31, 2020 and 2019, the Company’s accrued and other liabilities consisted of the following (in thousands):

	As of December 31,
	2020	2019
Accrued professional fees	$242	$378
Accrued interest	644	803
Accrued payroll and bonus	738	495
Settlements – short term (Nutrablend and 4Excelsior)	2,005	—
Accrued expenses – ThermoLife	1,364	1,364
Accrued and other short-term liabilities	1,201	1,765
Accrued and other liabilities	$6,194	$4,805

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

The Company has operating leases for warehouse facilities and office spaces across the U.S. The remaining lease terms for these leases range from 1 to 2 years. The Company also leased manufacturing and warehouse equipment under finance lease arrangements, which expired at various dates through July 2020. The Company did not extend any lease that expired in 2020. The lease rental agreement, in which the Company leased a Tennessee warehouse, expired on June 30, 2020. Subsequent to the expiration of the lease, the Company utilized the warehouse and made payments to the landlord on a month-to-month basis between July and August 2020. After August 2020, we moved our warehouse in Tennessee to a third-party logistics provider.

On July 24, 2020, the Company entered into a Sublease Agreement with a third-party cosmetics company, to sublease the office building at Burbank. The sublease commenced on September 15, 2020 and would be in effect through the remainder of the Company’s lease term (September 15, 2020 through September 30, 2022). Rent was abated between November 1, 2020 and December 31, 2020 for a total of one and a half months.

In September 2020, the Company assessed its existing leases for impairment as the remaining lease costs exceeded the anticipated sublease income on these leases. As a result of the impairment analysis, the Company recorded an impairment charge of $0.2 million.

Supplemental balance sheet information related to leases was as follows (in thousands):

Assets	Balance Sheet Classification	December 31, 2020	December 31, 2019
Operating	ROU assets, net	$474	$1,175
Finance	Property and equipment, net	—	57
Total Assets		474	1,232

Liabilities
Current liabilities:
Operating	Operating lease liability - current	$381	$624
Finance	Current accrued liability	—	54
Total current liabilities		381	678

Non-current liabilities:
Operating	Operating lease liability - long term	343	723
Total non-current liabilities		343	723
Total lease liabilities		$724	$1,401

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

The components of lease cost for operating and finance leases for the year ended December 31, 2020 were as follows (in thousands):

	Income Statement Classification	Year Ended December 31, 2020	Year Ended December 31, 2019
Operating lease cost	Selling, general and administrative	$718	$1,041

Finance lease cost:
Amortization of right-of-use asset	Selling, general and administrative	61	119
Interest on lease liabilities	Selling, general and administrative	1	6
Total finance lease cost		62	125

Variable lease payments	Selling, general and administrative	318	219
Sublease income	Other income	(315)	(380)

Total lease cost		$783	$1,005

The Company had no short-term leases as of December 31, 2020. The Company’s leases do not provide an implicit rate; therefore, the Company uses its incremental borrowing rate based on the information available at the effective date in determining the present value of future payments for those leases.

Supplemental cash flow information related to leases was as follows:

	December 31, 2020	December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities (in thousands):
Operating cash flows from operating leases	$624	$770
Operating cash flows from finance leases	1	6
Financing cash flows from finance leases	54	120

The weighted average remaining lease term was as follows:
Operating leases (in years)	1.7	2.3
Finance leases (in years)	—	0.5

The weighted average discount rate was as follows:

Operating leases	18%	18%
Finance leases	5%	5%

The maturities of lease liabilities at December 31, 2020 were as follows (in thousands):

Operating Lease

2021	$481
2022	369
Thereafter	—
Total future undiscounted lease payments	850
Less amounts representing interest	(126)
Present value of lease liabilities	$724

Note 7. Interest and other expense, net

For the years ended December 31, 2020 and 2019, “Interest and other expense, net” consisted of the following (in thousands):

	For the Year Ended December 31,
	2020	2019

Interest expense, related party	$(329)	$(1,597)
Interest expense, related party debt discount	—	(60)
Interest expense, other	202	(894)
Interest expense, secured borrowing arrangement	(1,366)	(1,205)
Foreign currency transaction loss	(8)	(236)
Other	473	383
Total interest and other expense, net	$(1,028)	$(3,609)

“Other” for 2020 includes sublease income and interest income.

Note 8. Debt

As of December 31, 2020 and 2019, the Company’s debt consisted of the following (in thousands):

	As of December 31,
	2020	2019
Refinanced convertible note, related party	$2,872	$1,287
Revolving line of credit, related party	743	1,239
Obligations under secured borrowing arrangement	7,098	4,443
Line of credit – inventory financing	—	2,965
Notes payable	167	247
Paycheck Protection Program loan	965	—
Total debt	11,845	10,181
Less: current portion	(10,881)	(10,130)
Long term debt	$965	$51

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

Interest rate on the $18.0 million Refinanced Convertible Note was 12% per annum, and interest payments were due on the last day of each quarter. At the Company’s option (as determined by its independent directors), the Company could repay up to one-sixth of any interest payment by either adding such amount to the principal amount of the note or by converting such interest amount into an equivalent amount of the Company’s common stock. Any interest not paid when due would be capitalized and added to the principal amount of the Refinanced Convertible Note and bear interest on the applicable interest payment date along with all other unpaid principal, capitalized interest, and other capitalized obligations. Both the principal and the interest under the Refinanced Convertible Note were due on December 31, 2019, unless converted earlier. Mr. Drexler could convert the outstanding principal and accrued interest into shares of the Company’s common stock at a conversion price of $1.11 per share at any time. The Company could prepay the Refinanced Convertible Note by giving Mr. Drexler between 15- and 60-days’ notice depending upon the specific circumstances, subject to Mr. Drexler’s conversion right.

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

The 2020 Refinanced Convertible Note contains customary restrictions on the ability of the Company to, among other things, grant liens or incur indebtedness other than certain obligations incurred in the ordinary course of business. The restrictions are also subject to certain additional qualifications and carveouts, as set forth in the 2020 Refinanced Convertible Note. The 2020 Refinanced Convertible Note is subordinated to certain other indebtedness of the Company held by Prestige Capital Corporation (“Prestige”) and Crossroads Financial Group, LLC (“Crossroads”). The Company may prepay the 2020 Refinanced Convertible Note by giving Mr. Drexler between 15- and 60-days’ notice depending upon the specific circumstances, subject to Mr. Drexler’s conversion right. Mr. Drexler may convert the outstanding principal and accrued interest into shares of the Company’s common stock at a conversion price equal to or greater than (i) the closing price per share of the common stock on the last business day immediately preceding November 1, 2020 or (ii) $0.17.

All outstanding principal and accrued but unpaid interest under the 2020 Refinanced Convertible Note were due and payable on November 1, 2020. The Note was in default on that date and the Company agreed with Mr. Drexler to amend the 2020 Refinancing by the end of November 2020. Interest accrued but unpaid, totaling $26,000 was capitalized on the due date and added to the principal amount of the 2020 Refinanced Convertible Note.

On November 29, 2020, the Company entered into a refinancing agreement with Mr. Ryan Drexler, (the “November 2020 Refinancing”), in which the Company issued to Mr. Drexler a convertible secured promissory note (the November 2020 “Convertible Note”) in the original principal amount of $2,871,967, which amended and restated a convertible secured promissory note dated as of August 21, 2020. The $2.9 million November 2020 Convertible Note bears interest at the rate of 12% per annum. Unless earlier converted or repaid, all outstanding principal and any accrued but unpaid interest under the November 2020 Convertible Note shall be due and payable on July 1, 2021. Any interest not paid when due shall be capitalized and added to the principal amount of the November 2020 Convertible Note and bear interest on the applicable interest payment date along with all other unpaid principal, capitalized interest, and other capitalized obligations.

Mr. Drexler may, at any time, and from time to time, upon written notice to the Company, convert the outstanding principal and accrued interest into shares of Common Stock, at a conversion price of $0.23 per share. At the election of the Company, one-sixth of the interest may be paid in kind (“PIK Interest”) by adding such amount to the principal amount of the note, or through the issuance of shares of the Company’s common stock to Mr. Drexler. The PIK Interest is convertible to common stock at the closing price per share on the last business day of each calendar quarter. In no event will the conversion price of such PIK Interest be less than $0.10. The Company may prepay the Note by giving Mr. Drexler between 15- and 60-days’ notice depending upon the specific circumstances, subject to Mr. Drexler’s conversion right. The Company intends to pay all interest due on the Convertible Note to Mr. Drexler at the end of each calendar quarter.

The November 2020 Convertible Note contains customary restrictions on the ability of the Company to, among other things, grant liens or incur indebtedness other than certain obligations incurred in the ordinary course of business. The restrictions are also subject to certain additional qualifications and carveouts, as set forth in the November 2020 Convertible Note. The November 2020 Convertible Note is subordinated to certain other indebtedness of the Company held by Prestige Capital Corporation (“Prestige”) and Crossroads Financial Group, LLC (“Crossroads”).

For the years ended December 31, 2020 and 2019, interest expense related to the related party convertible secured promissory notes was $0.3 million and $1.7 million, respectively. During the years ended December 31, 2020 and 2019, interest paid in cash to Mr. Drexler was $31,000 and $0.8 million, respectively.

Related Party Secured Revolving Promissory Note

On October 15, 2020, the Company entered into a secured revolving promissory note (the “Revolving Note”) with Ryan Drexler. Under the terms of the Revolving Note, the Company can borrow up to $3.0 million. The Revolving Note bears interest at the rate of 12% per annum. The use of funds will be used for the purchase of whey protein and other general corporate purposes. Both the outstanding principal, if any, and all accrued interest under the Revolving Note are due on March 31, 2021. The Company may prepay the Revolving Note by giving Mr. Drexler one days’ advance written notice. The Revolving Note contains customary events of default, including, among others, the failure by the Company to make a payment of principal or interest when due. Following an event of default, Mr. Drexler is entitled to accelerate the entire indebtedness under the Revolving Note. The Revolving Note also contains customary restrictions on the ability of the Company to, among other things, grant liens or incur indebtedness other than certain obligations incurred in the ordinary course of business. The restrictions are also subject to certain additional qualifications and carveouts, as set forth in the Revolving Note. The Revolving Note is subordinated to certain other indebtedness of the Company held by Prestige and Crossroads. In connection with the Revolving Note, the Company and Mr. Drexler entered into a fifth amended and restated security agreement dated October 15, 2020 (the “Security Agreement”) pursuant to which the Revolving Note is secured by all of the assets and properties of the Company and its subsidiaries whether tangible or intangible.

As of December 31, 2020, the outstanding balance on the revolving note was $0.7 million. During the year ended December 31, 2020, interest paid in cash to Mr. Drexler was $24,000.

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

During the year, the Company made payments of $3.0 million to Crossroads and had no outstanding liability as of December 31, 2020. As of December 31, 2019, we owed Crossroads $3.0 million, and the amount is included in “Line of credit” in the consolidated balance sheets.

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

On October 30, 2020, the Company paid off the loan, including an early termination fee of $0.1 million.

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

At December 31, 2020 and 2019, we had outstanding borrowings of approximately $7.1 million and $4.4 million, respectively.

On April 10, 2019, the Company and Prestige amended the terms of the agreement. The agreement was extended until April 1, 2020. Thereafter the agreement shall renew itself automatically for one (1) year periods unless either party receives written notice of cancellation from the other, at minimum, thirty (30 days prior to the expiration date.

For the years ended December 31, 2020 and 2019, the Company assigned to Prestige, accounts with an aggregate face amount of approximately $58.0 million and $55.1 million, respectively, for which Prestige paid to the Company approximately $46.4 million and $44.1 million, respectively, in cash. During the years ended December 31, 2020 and 2019, $43.8 million and $40.9 million, respectively, was repaid to Prestige, including fees and interest.

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

The Note is expected to mature on May 16, 2022. Payments were due by November 16, 2020 (the “Deferment Period”) and interest was accrued during the Deferment Period. However, the Flexibility Act, which was signed into law on June 5, 2020, extended the Deferment Period to the date that the forgiven amount is remitted by the United States Small Business Administration (“SBA”) to HSBF. The Company is in the process of filling out the forgiveness application form. As of December 31, 2020, the Company owed approximately $1.0 million (principal plus accrued interest), and the amount is recorded in “Other long-term liabilities” in the consolidated balance sheets.

Note 9. Commitments and Contingencies

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

During the years ended December 31, 2020 and 2019, the Company recorded a charge of $75,000 and $38,000, respectively, included in “Interest and other expense, net” in the Company’s consolidated statements of operations, representing imputed interest.

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

The Company determined that approximately $1.0 million dollars of the Owed Amount was due within a year, and this amount was recorded in “Accrued and other liabilities” in the consolidated balance sheets. The present value of the remaining Owed Amount that was due after a year was $1.4 million, and the amount was recorded in “Other long-term liabilities” in the consolidated balance sheets. The Company made payments of $0.3 million as of December 31, 2020.

During the year ended December 31, 2020, the Company recorded $0.5 million as a gain on the settlement of the liability, and interest expense of $66,000, in the consolidated statements of operations.

4Excelsior Matter

On March 18, 2019, Excelsior Nutrition, Inc. (“4Excelsior”), a manufacturer of MusclePharm products, filed an action against MusclePharm in the Superior Court of the State of California for the County of Los Angeles, claiming approximately $6.2 million in damages relating to allegedly unpaid invoices, as well as approximately $7.8 million in consequential damages. On January 27, 2020, MusclePharm filed a counterclaim against 4Excelsior seeking unidentified damages relating to, among other things, 4Excelsior’s failure to fulfill a purchase order. MusclePharm also moved to strike 4Excelsior’s consequential damages on the grounds that they are unrecoverable under the Uniform Commercial Code. The court denied that motion, and the action proceeded to discovery.

On November 16, 2020, the Company and 4Excelsior entered into a stipulation of settlement that provided that the Company would pay to 4Excelsior a total of $4.75 million in four monthly payments of $70,000, beginning January 5, 2021, and thereafter in monthly payments of $0.1 million.

On December 16, 2020, MusclePharm and 4Excelsior entered into a Settlement Agreement and Mutual Release (“the Agreement”), pursuant to which the parties resolved and settled the civil action pending in the Superior Court of the State of California for the County of Los Angeles (the “Litigation”). The parties agreed to a mutual general release of claims and to jointly file within 10 business days of the effective date of the Agreement a stipulation and proposed order of dismissal, dismissing with prejudice all claims and counterclaims asserted in the Litigation. MusclePharm agreed to pay $4.75 million (the “Settlement Amount”) in four monthly payments of $70,000, beginning January 5, 2021, and thereafter in monthly payments of $0.1 million until the Settlement Amount is fully paid. MusclePharm may prepay all or any portion of the Settlement Amount at any time without penalty or premium. The Agreement provides that, in the event of a Default (as defined in the Agreement) by MusclePharm, the entire outstanding balance of the Settlement Amount will become immediately due and payable, plus accrued interest at a rate of 18% per annum, commencing from the date of default.

The Company determined that approximately $1.1 million dollars of the Settlement Amount was due within a year, and this amount was recorded in “Accrued and other liabilities” in the consolidated balance sheets. The present value of the remaining Settlement Amount that was due after a year was $2.5 million, and the amount was recorded in “Other long-term liabilities” in the consolidated balance sheets. During the year ended December 31, 2020, the Company recorded $1.2 million as a gain on the settlement of the liability, and interest expense of $16,000, in the consolidated statements of operations.

Contingencies

In the normal course of business or otherwise, the Company may become involved in legal proceedings. The Company will accrue a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. The accrual for a litigation loss contingency might include, for example, estimates of potential damages, outside legal fees and other directly related costs expected to be incurred. The Company provides disclosures for material contingencies when there is a reasonable possibility that a loss or an additional loss may be incurred. In assessing whether a loss is a reasonable possibility, the Company may consider the following factors, among others: the nature of the litigation, claim or assessment, available information, opinions or views of legal counsel and other advisors, and the experience gained from similar cases. As of December 31, 2020, the Company was involved in the following material legal proceedings described below.

ThermoLife International

In January 2016, ThermoLife International LLC (“ThermoLife”), a supplier of nitrates to MusclePharm, filed a complaint against us in Arizona state court. ThermoLife alleged that we failed to meet minimum purchase requirements contained in the parties’ supply agreement. In March 2016, we filed counterclaims alleging that ThermoLife’s products were defective. Through orders issued in September and November 2019, the court dismissed MusclePharm’s counterclaims and found that the Company was liable to ThermoLife for failing to meet its minimum purchase requirements.

The court held a bench trial on the issue of damages in October 2019, and on December 4, 2019, the court entered judgment in favor of ThermoLife and against the Company in the amount of $1.6 million, comprised of $0.9 million in damages, interest in the amount of $0.3 million and attorneys’ fees and costs in the amount of $0.4 million. The Company recorded $1.6 million in accrued expenses in 2018. As of December 31, 2020, the total amount accrued, including interest, was $1.8 million. In the interim, the Company filed an appeal and posted bonds in the total amount of $0.6 million in order to stay execution on the judgment pending appeal. Of the $0.6 million, $0.25 million (including fees) was paid by Mr. Drexler on behalf of the Company. See “Note 8. Debt” for additional information. The balance of $0.35 million was secured by a personal guaranty from Mr. Drexler, while the associated fees of $12,500 were paid by the Company. The appeal has been fully briefed and is awaiting a decision.

For both the years ended December 31, 2020 and 2019, interest expense recognized on the awarded damages was $89,000.

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

Along with its complaint, White Winston also filed a motion for a temporary restraining order (“TRO”) and preliminary injunction enjoining the exercise of Drexler’s conversion right under the Amended Note. On August 23, 2018, the Nevada district court issued an ex parte TRO. On September 14, 2018, the court let the TRO expire and denied White Winston’s request for a preliminary injunction, finding, among other things, that White Winston did not show a likelihood of success on the merits of the underlying action and failed to establish irreparable harm. Following the court’s decision, MusclePharm filed a motion seeking to recoup the legal fees and costs it incurred in responding to the preliminary injunction motion. On October 31, 2019, the court awarded MusclePharm $56,000 in fees and costs. White Winston has appealed that award.

Due to the uncertainty associated with determining our liability, if any, and due to our inability to ascertain with any reasonable degree of likelihood, as of the date of this report, the outcome of the trial, the Company has not recorded an estimate for its potential liability.

On June 17, 2019, White Winston moved for the appointment of a temporary receiver over MusclePharm, citing Plante Moran’s resignation. The court granted White Winston’s request to hold an evidentiary hearing on the motion, but subsequently stayed the action pending the parties’ attempts to resolve their dispute. Although the parties have been unable to reach a resolution, the litigation has not yet resumed. On July 30, 2019, White Winston filed an action in the Superior Court of the State of California in and for the County of Los Angeles, seeking access to MusclePharm’s books and records and requesting the appointment of an independent auditor for the company. On February 25, 2021, the court ordered MusclePharm to produce certain documents, denied White Winston’s request for an auditor, and ordered MusclePharm to pay a $1,500 penalty.

MusclePharm is evaluating the court’s order and considering its appellate avenues.

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

The Former Officers cases were scheduled for trial in Tax Court on March 9, 2020. The trial of the cases was continued by the Court on February 4, 2020. The basis for the continuance was that the IRS and the Former Officers had made progress toward a settlement of the valuation issue involving the grants of the restricted stock. The outcome of these settlement negotiations will be relevant to the Company’s case. The Company is closely monitoring the settlement discussions between the IRS and the Former Officers. The Tax Court ordered the Former Officers to file status reports regarding progress of their settlement negotiations with the IRS on or before February 28, 2021. The IRS and the Former Officers filed status reports with the Tax Court on February 26, 2021. After receiving the status reports, the Tax Court issued an order directing the parties to file further status reports on or before July 9, 2021. The Tax Court has not set a trial dates in the cases of the Former Officers.

Due to the uncertainty associated with determining our liability for the asserted taxes and penalties, if any, and to our inability to ascertain with any reasonable degree of likelihood, as of the date of this report, the outcome of the IRS appeals process, the Company has not recorded an estimate for its potential liability, if any, associated with these taxes.

During the time period of the IRS audit and Appeals Office consideration of the Company’s case, the Company and the IRS signed a series of consents to extend the statutes of limitations for assessment for both the employment tax and corporation income tax of the Corporation for 2014. The Company’s records show that the last consents that the Company signed extended the statutes of limitations for employment tax and corporation income tax for 2014 through and including December 15, 2020. The Company has no record of any consents being signed by the Company and the IRS extending the statutes of limitations beyond December 15, 2020. Based on these facts, the Company believes that the statutes of limitations for assessment of additional employment tax and corporation income tax against the Corporation for 2014 expired on December 15, 2020. The Company does not know whether the IRS agrees with the Corporation’s statements regarding the current status of the statutes of limitations described herein.

On August 22, 2018, Richard Estalella filed an action against us and two other defendants in the Colorado District Court for the County of Denver, seeking damages arising out of the IRS’s assertion of tax liability and penalties relating to the 2014 restricted stock grants. We have answered Estalella’s complaint, asserted counterclaims against Estalella for his failure to ensure that all withholding taxes were paid in connection with the 2014 restricted stock grants, and filed cross-claims against two valuation firms named in the action (as well as their principals) for failing to properly value the 2014 restricted stock grants for tax purposes. Trial in the matter has been scheduled for February 7, 2022. There are no amounts accrued related to this matter.

The Company will continue to vigorously litigate the matter.

Note 10. Stockholders’ Deficit

Common Stock

The fair value of all stock issuances is based upon the quoted closing trading price on the date of issuance. Common stock outstanding as of December 31, 2020 and 2019 includes shares legally outstanding even if subject to future vesting. For the year ended December 31, 2020, the Company had the following transactions related to its common stock including restricted stock awards (in thousands, except share and per share data):

Transaction Type	Quantity (Shares)	Valuation	Range of Value per Share
Stock issued for advertising services	226,722	$204	$0.90
Restricted stock forfeited by directors	(121,850)	(51)	0.42
Total	104,872	$153	$0.42 to 0.90

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

Warrants

For the years ended December 31, 2020 and 2019, the Company did not issue any warrants. Outstanding warrants of 1,289,378 shares that were issued in 2016 with a four-year term, expired in November 2020.

Treasury Stock

During the years ended December 31, 2020 and 2019, the Company did not repurchase any shares of its common stock and held 875,621 shares in treasury as of December 31, 2020 and 2019.

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

The 2015 Plan is administered by the Board, unless the Board elects to delegate administration responsibilities to a committee (either of the foregoing, or their authorized delegates, the “plan administrator”), and will continue in effect until terminated. The 2015 Plan may be amended, modified or terminated, subject to stockholder approval to the extent necessary to comply with applicable law or to the extent an amendment increases the number of shares available under the 2015 Plan or permits the extension of the exercise period for an stock option or stock appreciation right beyond ten years from the date of grant, and, with respect to outstanding awards, subject to the consent of the holder thereof if the amendment, modification or termination materially and adversely affects such holder. The total number of shares that may be issued under the 2015 Plan cannot exceed 2,000,000, subject to adjustment in the event of certain changes in the capital structure of the Company. As of December 31, 2020, there were 576,494 remaining shares available for issuance under the 2015 Plan.

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

Restricted Stock

The Company’s stock-based compensation for the years ended December 31, 2020 and 2019 consisted primarily of restricted stock awards. The restricted stock awards granted to employees, executives and Board members during the years ended December 31, 2020 and 2019 were as follows:

	Unvested Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance – December 31, 2018	197,500	$1.05
Granted	838,942	0.42
Vested	(346,310)	0.78
Unvested balance – December 31, 2019	690,132	0.42
Granted	—	—
Vested	(568,280)	0.42
Forfeited	(121,852)	0.42
Unvested balance – December 31, 2020	—	—

There were no restricted stock awards granted for the year ended December 31, 2020. The total fair value of restricted stock awards granted to employees, executives and Board members was $0.4 million for the year ended December 31, 2019, respectively.

As of December 31, 2020, there was no unrecognized expense for unvested restricted stock awards.

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

In February 2016, the Company issued options to purchase 137,362 shares of its common stock to Mr. Drexler. These stock options were granted with an exercise price of $1.89 per share, a contractual term of 10 years and a grant date fair value of $1.72 per share, or $0.3 million in the aggregate, which was amortized on a straight-line basis over the vesting period of two years. The Company determined the fair value of the stock options using the Black-Scholes model.

For the year ended December 31, 2020 and 2019, the Company recorded no stock compensation expense related to stock options.

Stock Options Summary Table

The following table describes the total options outstanding, granted, exercised, expired and forfeited as of and during the years ended December 31, 2020 and 2019, as well as the total options exercisable as of December 31, 2020. Shares obtained from the exercise of our options are subject to various trading restrictions.

	Options Pursuant to the 2015 Plan	Weighted Average Exercise Price Per Share	Weighted Average Fair Value of Options	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Issued and outstanding as of December 31, 2018	171,703	$1.89	$1.72	7.17	$—
Granted	—	—	—	—	—
Exercised	—	—	—	—	—
Forfeited	—	—	—	—	—
Issued and outstanding as of December 31, 2019	171,703	$1.89	$1.72	6.17	$—
Granted	—	—	—	—	—
Exercised	—	—	—	—	—
Forfeited	—	—	—	—	—
Issued and outstanding as of December 31, 2020	171,703	$1.89	$1.72	5.13	$—
Exercisable as of December 31, 2020	171,703	$1.89	$1.72	5.13	$—

Note 12. Defined Contribution Plan

The Company established a 401(k) Plan (the “401(k) Plan”) for eligible employees of the Company. Generally, all employees of the Company who are at least twenty-one years of age and who have completed six months of service are eligible to participate in the 401(k) Plan. The 401(k) Plan is a defined contribution plan that provides that participants may make voluntary salary deferral contributions, on a pretax basis, in the form of voluntary payroll deductions. The Company may make discretionary matching contributions. For each of the years ended December 31, 2020 and 2019, the Company’s matching contribution were $87,000 and $80,000, respectively.

Note 13. Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of shares of common stock outstanding during each period. The following table sets forth the computation of the Company’s basic and diluted net loss per share for the years presented (in thousands, except share and per share data):

	For the Years Ended December 31,
	2020	2019
Net income (loss)	$3,185	$(18,927)
Weighted average common shares used in computing net income (loss) per share, basic	32,812,462	20,475,313
Potentially diluted securities	8,359,999	—
Weighted average common shares used in computing net income (loss) per share, diluted	41,172,461	20,475,313
Net income (loss) per share, basic	$0.10	$(0.92)
Net income (loss) per share, diluted	$0.08	$(0.92)

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

The Company reported a net income for the year ended December 31, 2020. The weighted average shares of 8,359,999, which represented potentially dilutive securities related to Mr. Drexler’s convertible notes outstanding in 2020, were included in the computations for the diluted net income per share for the year ended December 31, 2020.

The following securities were excluded from the computations of the diluted net income (loss) per share, as the effect of the securities would be anti-dilutive:

	As of December 31,
	2020	2019
Stock options	171,703	171,703
Warrants	—	1,289,378
Unvested restricted stock	—	690,132
Convertible notes	—	931,974
Total common stock equivalents	171,703	3,083,187

Note 14. Income Taxes

The components of income (loss) before provision for income taxes for the years ended December 31, 2020 and 2019 are as follows (in thousands):

	For the Years Ended December 31,
	2020	2019
Domestic	$3,160	$(18,831)
Foreign	6	(10)
Income (loss) before provision for income taxes	$3,166	$(18,841)

Income taxes are provided for the tax effects of transactions reported in the consolidated financial statements and consist of taxes currently due. Deferred taxes relate to differences between the basis of assets and liabilities for financial and income tax reporting which will be either taxable or deductible when the assets or liabilities are recovered or settled.

The Company has federal net operating loss carryforwards of $42 million and $114.2 million as of December 31, 2020 and 2019, respectively, of which $19 million will expire between 2031 and 2038 and $23 million can be carried forward indefinitely. The Company has estimated state net operating loss carryforwards of $32 million and $83.1 million as of December 31, 2020 and 2019, respectively, most of which will expire between 2026 and 2040. Utilization of the Company’s federal and certain state net operating losses is subject to limitation due to the ownership change limitations provided by the Internal Revenue Code Sec. 382 and similar state provisions. Such an annual limitation results in the expiration of the net operating loss carryforwards before utilization. The Company believes that utilization of its federal and certain state net operating losses is substantially limited as a result of the conversion of Mr. Drexler’s convertible note in September 2019. Accordingly, for financial reporting purposes, the Company has recorded a significant decrease in the federal and net operating loss carryforwards for the year ended December 31, 2020.

The valuation allowance as of December 31, 2020 was $13.6 million. The net change in valuation allowance for the year ended December 31, 2020 was a decrease of $18.7 million. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2020 and 2019.

The effects of temporary differences that gave rise to significant portions of deferred tax assets as of December 31, 2020 and 2019, are as follows (in thousands):

	As of December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$10,656	$28,505
Stock compensation	290	—
Other	2,606	3,784
Gross deferred tax assets	13,552	32,289
Valuation allowance	(13,552)	(32,289)
Net deferred tax assets	$—	$—

The income tax (benefit) provision for the years ended December 31, 2020 and 2019 included the following (in thousands):

	For the Years Ended December 31,
	2020	2019
Current income tax expense:
Federal	$—	$—
State	(19)	54
Foreign	10	32
	(9)	86
Deferred income tax provision:
Federal	—	—
State	—	—
Foreign	—	—
	—	—
(Benefit) provision for income taxes, net	$(9)	$86

The income tax (benefit) provision differs from those computed using the statutory federal tax rate of 21% due to the following (in thousands):

	For the Years Ended December 31,
	2020	2019
Expected provision at statutory federal rate	$665	$(3,957)
State tax — net of federal benefit	18	48
Foreign income/losses taxed at different rates	9	34
Other	(38)	11
Change in valuation allowance	(663)	3,950
Income tax (benefit) expense	$(9)	$86

A reconciliation of the beginning and ending amount of unrecognized tax benefits (“UTB’s”) is as follows (in thousands):

	For the Years Ended December 31,
	2020	2019
Gross UTB’s, beginning balance	$128	$39
Reductions for tax positions taken in a prior year	(128)	89
Gross UTB’s, ending balance	$—	$128

The Company’s policy is to recognize interest and penalties related to uncertain tax benefits in its provision for income taxes. As of December 31, 2020 and 2019, the Company has not recorded a liability for potential interest or penalties. The Company also does not expect its unrecognized tax benefits to change significantly over the next 12 months.

The Company is subject to taxation in the U.S., as well as various state and foreign jurisdictions. As of December 31, 2020, the Company’s statute is open from 2017, 2016 and 2016 forward for federal, state and foreign tax purposes, respectively. However, years prior to 2016 could still be considered open for adjustments to net operating loss carryforwards.

On March 27, 2020, President Trump signed into law the CARES Act. Among the changes to the U.S. federal income tax, the CARES Act restored net operating loss carryback rules that were eliminated by 2017 Tax Cuts and Jobs Act, modified the limit on the deduction for net interest expense and accelerated the timeframe for refunds of AMT credits. Based on an analysis of the impact of the CARES Act, the Company has not identified any overall material effect on the 2019 and 2020 tax liabilities.

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

Revenue, net by geography is based on the company addresses of the customers. The following table sets forth revenue, net by geographic area (in thousands):

	For the Years Ended December 31,
	2020	2019
Revenue, net:
United States	$46,578	$56,976
International	17,862	22,691
Total revenue, net	$64,440	$79,667

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

