Form 10-Q
period 2021-03-31
MusclePharm Corp
filed 2021-05-24
CIK 1415684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2021 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _____

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

Number of shares of the registrant’s common stock outstanding at May 20, 2021: 33,479,886 (excludes 875,621 shares of common stock held in treasury).

MusclePharm Corporation

Form 10-Q

Forward-Looking Statements

Except as otherwise indicated herein, the terms “MusclePharm,” “Company,” “we,” “our” and “us” refer to MusclePharm Corporation and its subsidiaries. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (“the Exchange Act”), and Section 27A of the Securities Act of 1933, as amended. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future results of operations and financial position, including our future profits, financing sources and our ability to satisfy our liabilities, our business strategy and plans, and our objectives for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “intends,” “predicts,” “potential,” or “continue” or other comparable terminology. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs.

These forward-looking statements are not guarantees of future performance and involve risks, uncertainties, estimates and assumptions that are difficult to predict and are subject to a number of risks, uncertainties and assumptions, including those described in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 29, 2021. Moreover, we operate in a very competitive and rapidly changing environment. In particular, we have experienced a slowdown in sales from our retail customers due to the ongoing COVID-19 pandemic, and we cannot predict the ultimate impact of the COVID-19 pandemic on our business. New risks may emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Note Regarding Trademarks

We have proprietary rights to a number of registered and unregistered trademarks worldwide that we believe are important to our business, including, but not limited to: “MusclePharm” and “FitMiss”. We have, in certain cases, omitted the ®, © and ™ designations for these and other trademarks used in this Form 10-Q. Nevertheless, all rights to such trademarks are reserved. These and other trademarks referenced in this Form 10-Q are the property of their respective owners and they will assert, to the fullest extent under applicable law, their rights thereto.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MusclePharm Corporation

Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash	$592	$2,003
Accounts receivable, net	6,221	7,488
Inventory	1,353	1,032
Prepaid expenses and other current assets	814	1,341
Total current assets	8,980	11,864
Property and equipment, net	13	13
Intangible assets, net	275	356
Operating lease right-of-use assets	406	474
Other assets	275	295
TOTAL ASSETS	$9,949	$13,002
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Obligation under secured borrowing arrangement	$4,740	$7,098
Line of credit	1,705	743
Operating lease liability, current	402	381
Convertible note with a related party, net of discount	2,872	2,872
Accounts payable	13,759	14,719
Accrued and other liabilities	6,028	6,194
Total current liabilities	29,506	32,007
Operating lease liability, long-term	233	343
Other long-term liabilities	4,535	5,071
Total liabilities	34,274	37,421
Commitments and contingencies (Note 7)
Stockholders’ deficit:
Common stock, par value of $0.001 per share; 100,000,000 shares authorized, 34,261,821 and 33,980,905 shares issued as of March 31, 2021 and December 31, 2020, respectively; 33,386,200 and 33,105,284 shares outstanding as of March 31, 2021 and December 31, 2020, respectively	32	32
Additional paid-in capital	178,261	178,261
Treasury stock, at cost; 875,621 shares	(10,039)	(10,039)
Accumulated deficit	(192,579)	(192,673)
TOTAL STOCKHOLDERS’ DEFICIT	(24,325)	(24,419)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$9,949	$13,002

The accompanying notes are an integral part of these Consolidated Financial Statements.

MusclePharm Corporation

Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue, net	$13,121	$16,231
Cost of revenue	9,432	11,422
Gross profit	3,689	4,809
Operating expenses:
Advertising and promotion	345	125
Salaries and benefits	1,048	1,681
Selling, general and administrative	1,397	1,911
Professional fees	627	541
Total operating expenses	3,417	4,258
Income from operations	272	551
Other expense:
Interest and other expense, net	(178)	(589)
Income (loss) before provision for income taxes	94	(38)
Provision for income taxes	—	22
Net income (loss)	$94	$(60)

Net income (loss) per share, basic and diluted	$0.00	$(0.00)

Weighted average shares used to compute net income (loss) per share, basic	33,119,549	32,459,675
Weighted average shares used to compute net income (loss) per share, diluted	45,492,621	32,459,675

The accompanying notes are an integral part of these Consolidated Financial Statements.

MusclePharm Corporation

Consolidated Statements of Changes in Stockholders’ Deficit

(In thousands, except share data)

(Unaudited)

			Additional			Total
	Common Stock		Paid-in	Treasury	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Deficit	Deficit
Balance - December 31, 2019	33,000,412	$31	$177,914	$(10,039)	$(195,858)	$(27,952)
Stock-based compensation for issuance and amortization of restricted stock awards to employees, executives, and directors	—	—	100	—	—	100
Issuance of shares of common stock related to the payment of advertising services	101,454	—	47	—	—	47
Net loss	—	—	—	—	(60)	(60)
Balance - March 31, 2020	33,101,866	$31	$178,061	$(10,039)	$(195,918)	$(27,865)

Balance - December 31, 2020	33,105,284	$32	$178,261	$(10,039)	$(192,673)	$(24,419)
Stock-based compensation for issuance and amortization of restricted stock awards to employees, executives, and directors	280,916	—		—	—	—
Net income	—	—	—	—	94	94
Balance - March 31, 2021	33,386,200	$32	$178,261	$(10,039)	$(192,579)	$(24,325)

The accompanying notes are an integral part of these Consolidated Financial Statements.

MusclePharm Corporation

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$94	$(60)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property and equipment	4	63
Amortization of intangible assets	80	80
Bad debt expense (recovery)	(11)	11
Gain on disposal of property and equipment	—	(11)
Inventory provision	86	12
Stock-based compensation	—	100
Issuance of common stock to non-employees	—	47
Changes in operating assets and liabilities:
Accounts receivable	1,278	(781)
Inventory	(406)	(268)
Prepaid expenses and other current assets	527	(459)
Other assets	87	174
Accounts payable and accrued liabilities	(1,641)	1,253
Net cash provided by operating activities	98	161
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(4)	—
Proceeds from disposal of property and equipment	—	11
Net cash (used in) provided by investing activities	(4)	11
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	1,061	—
Payments on line of credit	(100)	(393)
Proceeds from secured borrowing arrangement, net of reserves	11,423	9,377
Payments on secured borrowing arrangement, net of fees	(13,781)	(9,993)
Repayment of finance lease obligations	—	(29)
Repayment of notes payable	(108)	(48)
Net cash used in financing activities	(1,505)	(1,086)

NET CHANGE IN CASH	(1,411)	(914)
CASH — BEGINNING OF PERIOD	2,003	1,532
CASH — END OF PERIOD	$592	$618
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$101	$168

The accompanying notes are an integral part of these Consolidated Financial Statements.

MusclePharm Corporation

Notes to Consolidated Financial Statements

(Unaudited)

Note 1. Description of Business

Description of Business

MusclePharm Corporation was incorporated in Nevada in 2006. Except as otherwise indicated herein or the context requires otherwise, the terms “MusclePharm,” the “Company,” “we,” “our” and “us” refer to MusclePharm Corporation and its subsidiaries. The Company is a scientifically-driven, performance lifestyle company that develops, markets and distributes branded sports nutrition products and nutritional supplements that are manufactured by the Company’s co-manufacturers. Our portfolio of recognized brands, including MusclePharm and FitMiss, is marketed and sold globally.

Although the Company has historically incurred significant losses and experienced negative cash flows since inception, we generated net income of $0.1 million for the period ended March 31, 2021 and had cash of $0.6 million, a decline of $1.4 million from the December 31, 2020 balance of $2.0 million. As of March 31, 2021, the Company had a working capital deficit of $20.5 million, a stockholders’ deficit of $24.3 million and an accumulated deficit of $192.6 million resulting from recurring losses from operations. As a result of our history of losses and financial condition, there is substantial doubt about our ability to continue as a going concern. For financial information concerning more recent periods, see our reports for such periods filed with the SEC.

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

During the fourth quarter of 2019, the Company focused on cost containment and improving gross margins by focusing on customers with higher margins, reducing product discounts and promotional activity, along with reducing the number of SKU’s and negotiate cost for raw materials. These steps improved gross margins in the fourth quarter of 2019 and this trend has continued through March 31, 2021.

During 2020, the Company experienced a slowdown in sales from retail customers, including our largest customer, which was partially offset by an increase in sales from our largest online customer. In addition, the Company negotiated lower cost of sold with its co-manufactures.

In 2021, the Company announced its entrance into the functional energy space with its partnership with a former Rockstar Energy executive. The Company plans to launch 3 new energy products in the summer of 2021.

The Company believes reductions in operating costs with continued focus on gross profit and top line sales growth will allow it to ultimately achieve sustained profitability, however, the Company can give no assurances that this will occur. In particular, the cost of protein may have a material impact on the Company’s profitability, and the ability of our third-party manufacturers to meet our customer’s demands. In addition, the Company believes entering the functional energy space will help to increase sales and gross margin, however, the Company can give no assurances that this will occur. To manage cash flow, the Company has entered into multiple financing arrangements. See additional information in “Note 6. Debt.”

The Company’s results of operations are affected by economic conditions, including macroeconomic conditions and levels of business confidence. There continues to be significant volatility and economic uncertainty in many markets and the ongoing COVID-19 pandemic has increased that level of volatility and uncertainty and has created economic disruption. The Company is actively managing its business to respond to the impact. There were no adjustments recorded in the financial statements that might result from the outcome of these uncertainties.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these statements do not include all the information and notes required by U.S. GAAP for complete financial statements. The consolidated financial statements include the accounts of MusclePharm Corporation and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company’s management believes the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position as of March 31, 2021, results of operations for the three months ended March 31, 2021 and 2020, and cash flows for the three months ended March 31, 2021 and 2020. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ended December 31, 2021.

These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 29, 2021.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and accompanying notes. Such estimates include, but are not limited to, allowance for doubtful accounts, revenue discounts and allowances, the valuation of inventory and deferred tax assets, the assessment of useful lives, recoverability and valuation of long-lived assets, likelihood and range of possible losses on contingencies, present value of lease liabilities, among others. Actual results could differ from those estimates.

Shipping and handling

The Company accounts for shipping and handling costs as fulfillment activities, which are therefore recognized upon shipment of the goods.

For the three months ended March 31, 2021 and 2020, the Company incurred $0.5 million and $0.4 million, respectively, of inbound shipping and handling costs. Shipping and handling costs related to inbound purchases of raw material and finished goods are included in cost of revenue in our consolidated statements of operations.

For the three months ended March 31, 2021 and 2020, the Company incurred $0.7 million and $0.6 million, respectively, of shipping and handling costs related to shipments to our customers. Shipping and handling costs related to shipments to our customers is included in “Selling, general and administrative” expense in our consolidated statements of operations.

Sales discounts and returns

The Company excludes from its revenue any amounts collected from customers for sales (and similar) taxes. During the three months ended March 31, 2021 and 2020, the Company recorded discounts, and to a lesser degree, sales returns, totaling $2.4 million and $4.0 million, respectively, which accounted for 15% and 20% of gross revenue in each period, respectively.

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

During the period ended March 31, 2021, the Company had three customers who individually accounted for 28%, 17% and 14% of our net revenue, and two customers that accounted for 32% and 21% of our accounts receivable, net as of March 31, 2021. During the period ended March 31, 2020, the Company had three customers who individually accounted for approximately 36%, 21% and 10% of our net revenue and three customers that accounted for 30%, 23% and 14% of our accounts receivable, net as of March 31, 2020.

The Company uses a limited number of non-affiliated suppliers for contract manufacturing of its products. During the period ended March 31, 2021, the Company had three suppliers who individually accounted for approximately 32%, 21% and 21% of our purchases with contract manufactures and raw material providers. During the period ended March 31, 2020, the Company had four suppliers who individually accounted for approximately 34%, 30%, 13% and 11% of our purchases with contract manufactures and raw material providers.

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

In August 2020, the FASB issued ASU No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40). The new ASU eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, the new guidance modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. This guidance is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but not earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The FASB also specified that an entity should adopt the guidance as of the beginning of its annual fiscal year and is not permitted to adopt the guidance in an interim period. The Company will evaluate the impact of the pronouncement closer to the effective date.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40). The new ASU addresses issuer’s accounting for certain modifications or exchanges of freestanding equity-classified written call options. This amendment is effective for all entities, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted. The Company will evaluate the impact of the pronouncement closer to the effective date.

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, expected to reduce cost and complexity related to the accounting for income taxes. The ASU removes specific exceptions to the general principles in Topic 740 in U.S. GAAP. It eliminates the need for an organization to analyze whether the following apply in a given period: exception to the incremental approach for intra-period tax allocation; exceptions to accounting for basis differences when there are ownership changes in foreign investments; and exception in interim period income tax accounting for year-to-date losses that exceed anticipated losses. The ASU also improves financial statement preparers’ application of income tax-related guidance and simplifies U.S. GAAP for: franchise taxes that are partially based on income; transactions with a government that result in a step up in the tax basis of goodwill; separate financial statements of legal entities that are not subject to tax; and enacted changes in tax laws in interim periods. The Company adopted this ASU effective January 1, 2021, with certain provisions applied retrospectively and other provisions applied prospectively. Adoption of this ASU did not have a material impact to the Company’s condensed consolidated balance sheet, statements of operations, or cash flows.

Note 3. Accrued and Other Liabilities

As of March 31, 2021 and December 31, 2020, the Company’s accrued and other liabilities consisted of the following

(in thousands):

	As of March 31, 2021	As of December 31, 2020
Accrued professional fees	$123	$242
Accrued interest	693	644
Accrued payroll and bonus	368	738
Settlements – short term (Nutrablend and 4Excelsior)	2,181	2,005
Accrued expenses - ThermoLife	1,364	1,364
Accrued and other short-term liabilities	1,299	1,201
Accrued and other liabilities	$6,028	$6,194

Note 4. Interest and other expense, net

For the three months ended March 31, 2021 and 2020, “Interest and other expense, net” consisted of the following (in thousands):

	For the Three Months Ended March 31,
	2021	2020

Interest expense, related party	$(120)	$(76)
Interest expense, other	(227)	(157)
Interest expense, secured borrowing arrangement	(163)	(365)
Foreign currency transaction loss	(1)	(34)
Loss on settlement obligation	—	(50)
Gain on legal settlement	200	—
Other	133	93
Total interest and other expense, net	$(178)	$(589)

“Other” includes sublease income.

Note 5. Leases

A summary of the Company’s lease portfolio as of March 31, 2021 and December 31, 2020 is presented in the table below (in thousands):

	Balance Sheet Classification	March 31, 2021	December 31, 2020
Assets
Operating	ROU assets, net	$406	$474

Liabilities
Current liabilities:
Operating	Operating lease liability - current	$402	$381

Non-current liabilities:
Operating	Operating lease liability - long term	233	343
Total lease liabilities		$635	$724

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

The components of lease cost for operating and finance leases for the three months ended March 31, 2021 and 2020 were as follows (in thousands):

	Income Statement Classification	Three months ended March 31, 2021	Three months ended March 31, 2020

Operating lease cost	Selling, general and administrative	$115	$243

Finance lease cost:
Amortization of ROU asset	Selling, general and administrative	—	27

Total finance lease cost		—	27

Variable lease payments	Selling, general and administrative	32	103
Sublease income	Other income	(134)	(36)

Total lease (income) cost		$13	$337

The Company had no short-term leases as of both March 31, 2021 and 2020. The Company’s leases do not provide an implicit rate; therefore, the Company uses its incremental borrowing rate based on the information available at the effective date in determining the present value of future payments for those leases.

Supplemental cash flow information related to leases was as follows:

	Three months ended March 31, 2021	Three months ended March 31, 2020
Cash paid for amounts included in the measurement of lease liabilities (in thousands):
Operating cash flows from operating leases	$88	$197

Financing cash flows from finance leases	—	29

The weighted average remaining lease term was as follows:
Operating leases (in years)	1.4	2.1
Finance leases (in years)	—	0.3
The weighted average discount rate was as follows:
Operating leases	18%	18%
Finance leases	—	5%

Note 6. Debt

As of March 31, 2021, and December 31, 2020, the Company’s debt consisted of the following (in thousands):

	As of March 31, 2021	As of December 31, 2020
Refinanced convertible note, related party	$2,872	$2,872
Revolving line of credit, related party	1,705	743
Obligations under secured borrowing arrangement	4,740	7,098
Notes payable	59	167
Paycheck Protection Program loan	965	965
Total debt	10,341	11,845
Less: current portion	(9,537)	(10,880)
Long term debt	$804	$965

Related-Party Refinanced Convertible Note

On November 29, 2020, the Company entered into a refinancing agreement with Mr. Ryan Drexler, the Company’s Chairman of the Board of Directors and Chief Executive Officer (the “November 2020 Refinancing”), in which the Company issued to Mr. Drexler a convertible secured promissory note (the November 2020 “Convertible Note”) in the original principal amount of $2,871,967, which amended and restated a convertible secured promissory note dated as of August 21, 2020. The $2.9 million November 2020 Convertible Note bears interest at the rate of 12% per annum. Unless earlier converted or repaid, all outstanding principal and any accrued but unpaid interest under the November 2020 Convertible Note shall be due and payable on July 1, 2021. Any interest not paid when due shall be capitalized and added to the principal amount of the November 2020 Convertible Note and bear interest on the applicable interest payment date along with all other unpaid principal, capitalized interest, and other capitalized obligations.

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

For the three months ended March 31, 2021 and 2020, interest expense related to the related party convertible secured promissory notes was $85,000 and $76,000, respectively. During the three months ended March 31, 2021, $85,000 in interest was paid in cash to Mr. Drexler; for the three months ended March 31, 2020, no interest was paid in cash to Mr. Drexler.

Related Party Secured Revolving Promissory Note

On October 15, 2020, the Company entered into a secured revolving promissory note (the “Revolving Note”) with Ryan Drexler. Under the terms of the Revolving Note, the Company can borrow up to $3.0 million. The Revolving Note bears interest at the rate of 12% per annum. The use of funds will be used for the purchase of whey protein and other general corporate purposes. Both the outstanding principal, if any, and all accrued interest under the Revolving Note were due on March 31, 2021, however, the Company and Mr. Drexler agreed to an extension until June 30, 2021. The Company may prepay the Revolving Note by giving Mr. Drexler one days’ advance written notice. The Revolving Note contains customary events of default, including, among others, the failure by the Company to make a payment of principal or interest when due. Following an event of default, Mr. Drexler is entitled to accelerate the entire indebtedness under the Revolving Note. The Revolving Note also contains customary restrictions on the ability of the Company to, among other things, grant liens or incur indebtedness other than certain obligations incurred in the ordinary course of business. The restrictions are also subject to certain additional qualifications and carveouts, as set forth in the Revolving Note. The Revolving Note is subordinated to certain other indebtedness of the Company held by Prestige and Crossroads. In connection with the Revolving Note, the Company and Mr. Drexler entered into a fifth amended and restated security agreement dated October 15, 2020 (the “Security Agreement”) pursuant to which the Revolving Note is secured by all of the assets and properties of the Company and its subsidiaries whether tangible or intangible.

As of March 31, 2021, the outstanding balance on the revolving note was $1.7 million. During the period ended March 31, 2021, interest paid in cash to Mr. Drexler was $16,000.

Secured Borrowing Arrangement

In January 2016, the Company entered into a Purchase and Sale Agreement (the “Purchase and Sale Agreement”) with Prestige, pursuant to which the Company agreed to sell and assign and Prestige agreed to buy and accept, certain accounts receivable owed to the Company (“Accounts”). Under the terms of the Purchase and Sale Agreement, upon the receipt and acceptance of each assignment of Accounts, Prestige will pay the Company 80% of the net face amount of the assigned Accounts, up to a maximum total borrowing of $12.5 million subject to sufficient amounts of accounts receivable to secure the loan. The remaining 20% will be paid to the Company upon collection of the assigned Accounts, less any chargebacks (including chargebacks for any customer amounts that remain outstanding for over 90 days), disputes, or other amounts due to Prestige. Prestige’s purchase of the assigned Accounts from the Company will be at a discount fee which varies from 0.7% to 4%, based on the number of days outstanding from the assignment of Accounts to collection of the assigned Accounts. In addition, the Company granted Prestige a continuing security interest in and first priority lien upon all accounts receivable, inventory, fixed assets, general intangibles, and other assets. Prestige will have no recourse against the Company if payments are not made due to the insolvency of an account debtor within 90 days of invoice date, with the exception of international and certain domestic customers. On April 10, 2019, the Company and Prestige amended the terms of the agreement. The agreement was extended until April 1, 2020 and automatically renews for one (1) year periods unless either party receives written notice of cancellation from the other, at minimum, thirty (30) days prior to the expiration date thereafter.

As of March 31, 2021, and December 31, 2020, the Company had outstanding borrowings of approximately $4.7 million and $7.1 million, respectively.

During the three months ended March 31, 2021 and 2020, the Company assigned to Prestige, accounts with an aggregate face amount of approximately $11.1 million and $11.7 million, respectively, for which Prestige paid to the Company approximately $8.8 million and $9.4 million, respectively, in cash. During the three months ended March 31, 2021 and 2020, $11.2 million and $10.0 million, respectively, was repaid to Prestige, including fees and interest.

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

The Note is expected to mature on May 16, 2023. Payments were due by November 16, 2020 (the “Deferment Period”) and interest was accrued during the Deferment Period. However, the Flexibility Act, which was signed into law on June 5, 2020, extended the Deferment Period to the date that the forgiven amount is remitted by the United States Small Business Administration (“SBA”) to HSBF. The Company is in the process of filling out the forgiveness application form. As of March 31, 2021, the Company owed approximately $1.0 million (principal plus accrued interest). Of this amount, the short-term portion of $0.2 million is recorded in “Accrued and other liabilities” and the remaining liability of $0.8 million is recorded in “Other long-term liabilities” in the consolidated balance sheets.

Note 7. Commitments and Contingencies

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

During the three months ended March 31, 2021 and 2020, the Company recorded a charge of $18,000 and $19,000, respectively. This charge, representing imputed interest, is included in “Interest and other expense, net” in the Company’s consolidated statements of operations.

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

The Company determined that approximately $1.0 million dollars of the Owed Amount was due within a year, and this amount was recorded in “Accrued and other liabilities” in the consolidated balance sheets. The present value of the remaining Owed Amount that was due after a year was $1.2 million, and the amount was recorded in “Other long-term liabilities” in the consolidated balance sheets. The Company made payments of $0.5 million as of March 31, 2021.

During the period ended March 31, 2021, the Company recorded interest expense of $64,000, in the consolidated statements of operations.

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

The Company determined that approximately $1.1 million dollars of the Settlement Amount was due within a year, and this amount was recorded in “Accrued and other liabilities” in the consolidated balance sheets. The present value of the remaining Settlement Amount that was due after a year was $2.4 million, and the amount was recorded in “Other long-term liabilities” in the consolidated balance sheets. The Company made payments of $0.2 million as of March 31, 2021.

During the period ended March 31, 2021, the Company recorded interest expense of $0.1 million, in the consolidated statements of operations.

Contingencies

In the normal course of business or otherwise, the Company may become involved in legal proceedings. The Company will accrue a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. The accrual for a litigation loss contingency might include, for example, estimates of potential damages, outside legal fees and other directly related costs expected to be incurred. The Company provides disclosures for material contingencies when there is a reasonable possibility that a loss or an additional loss may be incurred. In assessing whether a loss is a reasonable possibility, the Company may consider the following factors, among others: the nature of the litigation, claim or assessment, available information, opinions or views of legal counsel and other advisors, and the experience gained from similar cases. As of March 31, 2021, the Company was involved in the following material legal proceedings described below.

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

The court held a bench trial on the issue of damages in October 2019, and on December 4, 2019, the court entered judgment in favor of ThermoLife and against the Company in the amount of $1.6 million, comprised of $0.9 million in damages, interest in the amount of $0.3 million and attorneys’ fees and costs in the amount of $0.4 million. The Company recorded $1.6 million in accrued expenses in 2018. As of December 31, 2020, the total amount accrued, including interest, was $1.8 million. In the interim, the Company filed an appeal and posted bonds in the total amount of $0.6 million in order to stay execution on the judgment pending appeal. Of the $0.6 million, $0.25 million (including fees) was paid by Mr. Drexler on behalf of the Company. See “Note 8. Debt” for additional information. The balance of $0.35 million was secured by a personal guaranty from Mr. Drexler, while the associated fees of $12,500 were paid by the Company. On April 27, 2021, the appellate court issued a decision largely affirming the trial court judgement, except vacating the judgement’s $0.3 million prejudgment interest award and remanding for a recalculation of prejudgment interest. On May 18, 2021, ThermoLife filed a motion asking the trial court to increase MusclePharm’s appeal bond to the full amount of the judgment, or $1.8 million, which MusclePharm intends to vigorously oppose.

For both the three months ended March 31, 2021 and 2020, interest expense recognized by the Company on the awarded damages was $22,000.

The Company intends to vigorously continue pursuing its defenses, including an appeal to the Arizona Supreme Court, which it has until June 25, 2021 to file a petition for review.

White Winston Select Asset Fund Series MP-18, LLC et al., v. MusclePharm Corp., et al., (Nev. Dist. Ct.; Cal. Superior Court; Colorado Dist. Ct.; Mass. Super. Ct.)

On August 21, 2018, White Winston Select Asset Fund Series MP-18, LLC and White Winston Select Asset Fund, LLC (together “White Winston”) initiated a derivative action against MusclePharm and its directors (the “director defendants”). White Winston alleges that the director defendants breached their fiduciary duties by improperly approving the refinancing of three promissory notes issued by MusclePharm to Mr. Drexler (the “Amended Note”) in exchange for $18.0 million in loans. White Winston alleges that this refinancing improperly diluted their economic and voting power and constituted an improper distribution in violation of Nevada law. In its complaint, White Winston sought the appointment of a receiver over MusclePharm, a permanent injunction against the exercise of Mr. Drexler’s conversion right under the Amended Note, and other unspecified monetary damages. On September 13, 2018, White Winston filed an amended complaint, which added a former MusclePharm executive, as a plaintiff (together with White Winston, the “White Winston Plaintiffs”). On December 9, 2019, the White Winston Plaintiffs filed a Second Amended Complaint, in which they added allegations relating to the resignation of MusclePharm’s auditor, Plante & Moran PLLC (“Plante Moran”). MusclePharm has moved to dismiss the Second Amended Complaint. That motion has not yet been fully briefed.

Along with its complaint, White Winston also filed a motion for a temporary restraining order (“TRO”) and preliminary injunction enjoining the exercise of Mr. Drexler’s conversion right under the Amended Note. On August 23, 2018, the Nevada district court issued an ex parte TRO. On September 14, 2018, the court let the TRO expire and denied White Winston’s request for a preliminary injunction, finding, among other things, that White Winston did not show a likelihood of success on the merits of the underlying action and failed to establish irreparable harm. Following the court’s decision, MusclePharm filed a motion seeking to recoup the legal fees and costs it incurred in responding to the preliminary injunction motion. On October 31, 2019, the court awarded MusclePharm $56,000 in fees and costs.

Due to the uncertainty associated with determining our liability, if any, and due to our inability to ascertain with any reasonable degree of likelihood, as of the date of this report, the outcome of the trial, the Company has not recorded an estimate for its potential liability.

On June 17, 2019, White Winston moved for the appointment of a temporary receiver over MusclePharm, citing Plante Moran’s resignation. The court granted White Winston’s request to hold an evidentiary hearing on the motion, but subsequently stayed the action pending the parties’ attempts to resolve their dispute. Although the parties have been unable to reach a resolution, the litigation has not yet resumed. On July 30, 2019, White Winston filed an action in the Superior Court of the State of California in and for the County of Los Angeles, seeking access to MusclePharm’s books and records and requesting the appointment of an independent auditor for the company. On February 25, 2021, the court ordered MusclePharm to produce certain documents, denied White Winston’s request for an auditor, and ordered MusclePharm to pay a $1,500 penalty. White Winston also seeks its attorneys’ fees and cost relating to the books-and-records action.

MusclePharm intends to challenge White Winston’s request for fees and costs.

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

Note 8. Stock-Based Compensation

Restricted Stock

There were no restricted stock awards granted during the three months ended March 31, 2021 or 2020, respectively.

As of March 31, 2021 there was no unrecognized expense for unvested restricted stock awards. For the three months ended March 31, 2021 and 2020, the Company recorded $0.0 and $0.1 million of stock-based compensation expense related to restricted stock.

Stock Options

For the three months ended March 31, 2021 and 2020, the Company recorded no stock compensation expense related to options.

Note 9. Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of shares of common stock outstanding during each period.

The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share for the periods presented (in thousands, except share and per share data):

	For the Three Months Ended March 31,
	2021	2020
Net income (loss)	$94	$(60)
Weighted average common shares used in computing net income (loss) per share, basic	33,119,549	32,459,675
Potentially diluted securities	12,373,071	—
Weighted average common shares used in computing net income (loss) per share, diluted	45,492,621	32,459,675
Net income (loss) per share, basic and diluted	$0.00	$(0.00)

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

The Company reported net income for the three months ended March 31, 2021. The weighted average shares of 12,373,071, which represented potentially dilutive securities related to Mr. Drexler’s convertible notes outstanding in 2020, were included in the computations for the diluted net income per share for the three months ended March 31, 2021.

The following securities were excluded from the computations of the diluted net income (loss) per share, as the effect of the securities would be antidilutive:

	As of March 31,
	2021	2020
Stock options	171,703	171,703
Warrants	—	1,289,378
Unvested restricted stock	—	541,322
Convertible notes	12,373,071	931,974
Total common stock equivalents	12,554,774	2,934,377

Note 10. Income Taxes

The Company recorded a tax provision of $0 and $22,000 for the three months ended March 31, 2021 and 2020, respectively.

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

Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of March 31, 2021.

Note 11. Segments, Geographical Information

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

Revenue, net by geography is based on the company addresses of the customers. The following table sets forth revenue, net by geographic area (in thousands):

	For the Three Months Ended March 31,
	2021	2020
Revenue, net:
United States	$9,274	$11,847
International	3,847	4,384
Total revenue, net	$13,121	$16,231

Note 12. Subsequent Events

On May 12, 2021, the Company entered into an Agreement (the “Agreement”) with Joseph Cannata (“Cannata”), pursuant to which the Company has engaged Cannata on a non-exclusive basis to assist with the growth of the Company’s energy beverage product line.

In connection with entry into the Agreement, the Company issued to Cannata an option to purchase 1,673,994 shares of the Company’s common stock at a price per share of $1.12. The option has an exercise term of 10 years (subject to potential acceleration upon a sale of the Company) and will vest in two equal tranches upon the achievement of certain net revenue milestones related to the Company’s energy beverage products.

In addition, the Company agreed to make quarterly payments to Cannata during the term of the Agreement in amounts equal to 17.5% of the gross profit attributable to the applicable products, excluding products sold through certain excluded sales channels.

The Agreement continues in effect unless terminated by the mutual agreement of the parties, upon the sale of the Company and upon other specified termination events.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (the “Form 10-Q”), and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”), as filed with the Securities and Exchange Commission on March 29, 2021. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section entitled “Risk Factors” included elsewhere in this Form 10-Q. Except as otherwise indicated herein, the terms “MusclePharm,” “Company,” “we,” “our” and “us” refer to MusclePharm Corporation and its subsidiaries.

Overview

MusclePharm is a scientifically-driven, performance lifestyle company that develops, manufactures, markets and distributes branded sports nutrition products and nutritional supplements. We offer a broad range of performance powders, capsules, tablets, gels and on-the-go ready to eat snacks that satisfy the needs of enthusiasts and professionals alike. Our portfolio of recognized brands, MusclePharm and FitMiss, is marketed and sold in more than 100 countries globally.

Our offerings are clinically developed through a six-stage research process, and all of our manufactured products are rigorously vetted for banned substances by the leading quality assurance program, Informed-Choice. While we initially drove growth in the Specialty retail channel, in recent years we have expanded our focus to drive sales and retailer growth across leading e-commerce, Food Drug & Mass (“FDM”), and Club retail channels. Our primary distribution channels are Specialty, International and FDM.

COVID-19

Our results of operations have been affected by economic conditions, including macroeconomic conditions and levels of business confidence. There continues to be significant volatility and economic uncertainty in many markets and the ongoing COVID-19 pandemic has increased that level of volatility and uncertainty and has created economic disruption. As COVID-19 infections have been reported throughout the United States, certain federal, state and local governmental authorities have issued stay-at-home orders, proclamations and/or directives aimed at minimizing the spread of the infection. Additionally, more restrictive proclamations and/or directives may be issued in the future.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2021 to the Three Months Ended March 31, 2020 ($ in thousands):

	For the Three Months Ended March 31,
	2021	2020	$ Change	% Change
Revenue, net	$13,121	$16,231	$(3,110)	(19)%
Cost of revenue	9,432	11,422	1,990	(17)
Gross profit	3,689	4,809	(1,120)	(23)
Operating expenses:
Advertising and promotion	345	125	220	176
Salaries and benefits	1,048	1,681	(633)	(38)
Selling, general and administrative	1,397	1,911	(514)	(27)
Professional fees	627	541	86	16
Total operating expenses	3,417	4,258	(841)	(20)
Income from operations	272	551	(279)	(51)
Other expense:
Interest and other expense, net	(178)	(589)	411	(70)
Income (loss) before provision for income taxes	94	(38)	132	(347)
Provision for income taxes	—	22	(22)	(100)
Net income (loss)	$94	$(60)	$154	(257)%

The following table presents our operating results as a percentage of revenue, net for the periods presented:

	For the Three Months Ended March 31,
	2021	2020
Revenue, net	100%	100%
Cost of revenue	(72)	(70)
Gross profit	28	30
Operating expenses:
Advertising and promotion	3	1
Salaries and benefits	8	10
Selling, general and administrative	11	12
Professional fees	5	3
Total operating expenses	26	26
Income from operations	2	3
Other expense:
Interest and other expense, net	(1)	(3)
Income (loss) before provision for income taxes	1	—
Provision for income taxes	—	—
Net income (loss)	1%	—%

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

The MusclePharm brands are marketed across major global retail distribution channels. Below is a table of revenue, net by our major distribution channel (in thousands):

	For the Three Months Ended March 31,
	2021	% of Total	2020	% of Total
Distribution Channel
Specialty	$6,795	52%	$8,036	50%
International	3,847	29%	4,384	27%
FDM	2,479	19%	3,811	23%
Total	$13,121	100%	$16,231	100%

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

Revenue, net decreased $3.1 million, or 19%, to $13.1 million for the three months ended March 31, 2021, compared to $16.2 million for the three months ended March 31, 2020. Revenue, net for the three months ended March 31, 2021 decreased primarily due to an industry wide supply shortages on components, which delayed production of our products.

Discounts and sales allowances decreased to 15% of gross revenue, or $2.4 million, for the three months ended March 31, 2021, from 20% of gross revenue, or $4.0 million for the same period in 2020. The reduction in discounts as a percent of gross revenue was due to changes in customer mix and discretionary promotional activity.

During the three months ended March 31, 2021 and 2020, our largest customer, accounted for approximately 28% and 36% of our revenue, net, respectively.

Cost of Revenue and Gross Profit

Cost of revenue for MusclePharm products is directly related to the production, manufacturing, and freight-in of the related products purchased from third party contract manufacturers. We use contract manufacturers to drop ship products directly to our customers, as well as ship product from our warehouse in Tennessee where we own the related inventory.

Our gross profit fluctuates due to several factors, including sales incentives, new product introductions and upgrades to existing product lines, changes in customer and product mixes, the mix of product demand, shipment volumes, our product costs, pricing, and inventory write-downs. Our cost of revenue for the three months ended March 31, 2021 decreased from the same period in 2020 primarily as a result of lower sales volume.

Costs of revenue decreased 17% to $9.4 million for the three months ended March 31, 2021, compared to $11.4 million for the same period in 2020. This decrease was due to lower sales volume. Gross profit for the three months ended March 31, 2021 decreased 1% to $3.7 million, compared to $4.8 million for the same period in 2020. Gross profit was 28% of revenue, net for the three months ended March 31, 2021 compared to 30% of revenue, net for the same period in 2020. Negatively impacting the gross profit percentage was higher commodity and freight costs.

Operating Expenses

Advertising and Promotion

Our advertising and promotion expense consists primarily of digital, print and media advertising, athletic endorsements and sponsorships, promotional giveaways, trade show events and various partnering activities with our trading partners. Historically, advertising and promotions were a large part of both our growth strategy and brand awareness, in particular strategic partnerships with sports athletes and fitness enthusiasts through endorsements, licensing, and co-branding agreements. Additionally, we co-developed products with sports athletes and teams. In connection with our restructuring plan, we terminated the majority of these contracts in a strategic shift away from such costly arrangements and moved toward more cost-effective programs, including digital advertising, ambassador programs and sampling/promotional materials.

Advertising and promotion expense increased 176% to $0.3 million for the three months ended March 31, 2021, or 3% of revenue, net compared to $0.1 million, or 1% of revenue, net for the same period in 2020. Advertising and promotion expense primarily include expenses related to club demonstrations, print and online advertising, trade shows and strategic partnerships with athletes and sports teams. The increase for 2021 is related to increased demonstrations and sampling due to the launch of a new flavor with one of our largest customers.

Salaries and Benefits

Salaries and benefits consist primarily of salaries, bonuses, benefits, and stock-based compensation. Personnel costs are a significant component of our operating expenses.

Salaries and benefits decreased 38% to $1.0 million, or 8% of revenue, net for the three months ended March 31, 2021 compared to $1.7 million, or 10% of revenue, net for the same period in 2020 primarily due to a reduction in headcount as we have focused on reducing operating costs.

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

Selling, general and administrative expenses decreased 27% to $1.4 million, or 11% of revenue, net for three months ended March 31, 2021, compared to $1.9 million, or 12% of revenue, net for the three months ended March 31, 2020 primarily due to a reduction in board member compensation and office expenses associated with closure of headquarters and warehouses.

Professional Fees

Professional fees consist primarily of legal fees, accounting and audit fees, consulting fees, which includes both cash and stock-based compensation, and investor relations costs.

Professional fees increased 16% to $0.6 million, or 5% of revenue, net for the three months ended March 31, 2021, compared to $0.5 million, or 3% of revenue, net for the same period in 2020 primarily due to increased consulting fees.

Interest and other expense, net

For the three months ended March 31, 2021 and 2020, “Interest and other expense, net” consisted of the following (in thousands):

	For the Three Months Ended March 31,
	2021	2020

Interest expense, related party	$(120)	$(76)
Interest expense, other	(227)	(157)
Interest expense, secured borrowing arrangement	(163)	(365)
Foreign currency transaction loss	(1)	(34)
Loss on settlement obligation	—	(50)
Gain on legal settlement	200	—
Other	133	93
Total interest and other expense, net	$(178)	$(589)

“Other” includes sublease income.

Net interest and other expense for the three months ended March 31, 2021 decreased 70%, or $0.4 million, compared to the same period in 2020. The decrease is primarily related to reduced interest expense and gain on legal settlements.

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

Liquidity and Capital Resources

The Company has incurred significant losses and experienced negative cash flows since inception. As of March 31, 2021, the Company had cash of $0.6 million, a decline of $1.4 million from the December 31, 2020 balance of $2.0 million. As of March 31, 2021, we had a working capital deficit of $20.5 million, a stockholders’ deficit of $24.3 million and an accumulated deficit of $192.6 million resulting from recurring losses from operations. As a result of our history of losses and financial condition, there is substantial doubt about our ability to continue as a going concern. For financial information concerning more recent periods, see our reports for such periods filed with the SEC.

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

During the fourth quarter of 2019, the Company focused on cost containment and improving gross margins by focusing on customers with higher margins, reducing product discounts and promotional activity, along with reducing the number of SKU’s and negotiate cost for raw materials. These steps improved gross margins in the fourth quarter of 2019 and this trend has continued through March 31, 2021.

During 2020, the Company experienced a slowdown in sales from retail customers, including our largest customer, which was partially offset an increase in sale from our largest online customer. In addition, the Company negotiated lower cost of sold with its co-manufactures.

In 2021, the Company announced its entrance into the functional energy space with its partnership with a former Rockstar Energy executive. The Company plans to launch 3 new energy products in the summer of 2021.

The Company believes reductions in operating costs with continued focus on gross profit will allow it to ultimately achieve sustained profitability, however, the Company can give no assurances that this will occur. In particular, the cost of protein may have a material impact on the Company’s profitability, and the ability of our third-party manufacturers to meet our customer’s demands. In addition, the Company believes entering the functional energy space will help to increase sales and gross margin, however, the Company can give no assurances that this will occur.

Management believes reductions in operating costs and continued focus on gross profit will allow us to ultimately achieve profitability, however, the Company can give no assurances that this will occur. To manage cash flow, we have entered into numerous financing arrangements outlined below.

Our net consolidated cash flows are as follows (in thousands):

	For the Three Months Ended March 31,
	2021	2020
Consolidated Statements of Cash Flows Data:
Net cash provided by operating activities	$98	$161
Net cash (used in) provided by investing activities	(4)	11
Net cash used in financing activities	(1,505)	(1,086)
Net change in cash	$(1,411)	$(914)

Operating Activities

Our cash provided by operating activities is driven primarily by sales of our products and vendor provided credit. Our primary uses of cash from operating activities have been for inventory purchases, advertising and promotion expenses, personnel-related expenditures, manufacturing costs, professional fees, costs related to our facilities, and legal fees. Our cash flows provided by operating activities will continue to be affected principally by the results of operations and the extent to which we increase spending on personnel expenditures, sales and marketing activities, and our working capital requirements.

Our operating cash inflows decreased by $64,000 for the period ended March 31, 2021 to $0.1 million compared to $0.2 million for 2020.

During the three months ended March 31, 2021, the change in net operating assets and liabilities was primarily the result of an increase in inventory of $0.4 million and an increase in accounts payable and other liabilities of $1.6 million, offset by a decrease in accounts receivable of $1.3 million and prepaid and other assets of $0.6 million.

During the three months ended March 31, 2020, the net cash provided by operating activities of $0.2 million primarily relates to net loss of $60,000, adjusted for noncash charges, which resulted in a source of cash of $0.2 million, and a net change in net operating assets and liabilities, which resulted in a use of cash of $81,000. Included in the change in net operating assets and liabilities was an increase in our inventory balance of $0.3 million and an increase in accounts receivable balance of $0.8 million.

Investing Activities

During the three months ended March 31, 2021, cash used was for the purchase of computer equipment. During the three months ended March 31, 2020, we received $11,000 of proceeds from the disposal of property and equipment.

Financing Activities

Cash used in financing activities for the three months ended March 31, 2021 was $1.5 million, as compared to $1.1 million for the three months ended March 31, 2020. Cash used for repayments on secured borrowing arrangement in both periods was offset by repayments of outstanding debt.

Indebtedness Agreements

For information regarding our indebtedness agreements, see “Note 6. Debt” to the Notes to Consolidated Financial Statements (unaudited) contained herein.

Contingencies

For information regarding contingencies, see “Note 7. Commitments and Contingencies” to the Notes to Consolidated Financial Statements (unaudited) contained herein.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2021.

Non-GAAP Adjusted EBITDA

In addition to disclosing financial results calculated in accordance with U.S. GAAP, this Form 10-Q discloses Adjusted EBITDA, which is net loss adjusted for items such as stock-based compensation, gain or loss on disposal of property and equipment, gain on settlements, interest and other expense, net, depreciation of property and equipment, amortization of intangible assets, provision for doubtful accounts and taxes.

Management uses Adjusted EBITDA as a supplement to U.S. GAAP measures to further evaluate period-to-period operating performance, as well as the Company’s ability to meet future working capital requirements. The exclusion of non-cash charges, including stock-based compensation and depreciation and amortization, is useful in measuring the Company’s cash available for operations and performance of the Company. Management believes these non-U.S. GAAP measures will provide investors with important additional perspectives in evaluating the Company’s ongoing business performance.

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

Set forth below are reconciliations of our reported U.S. GAAP net income (loss) to Adjusted EBITDA (in thousands):

	For the Three Months ended	For the Three Months ended
	March 31, 2021	March 31, 2020

Net income (loss)	$94	(60)

Non-GAAP adjustments:
Stock-based compensation	—	100
Gain on disposal of property and equipment	—	(11)
Gain on settlements	(200)	—
Interest and other expense, net	512	539
Depreciation and amortization of property and equipment	3	63
Amortization of intangible assets	80	80
Provision for doubtful accounts	(11)	11
Provision for income taxes	—	22
Adjusted EBITDA	$478	$744

Critical Accounting Policies and Estimates

The preparation of the accompanying consolidated financial statements and related disclosures in conformity with U.S. GAAP and our discussion and analysis of our financial condition and operating results require our management to make judgments, assumptions and estimates that affect the amounts reported in these consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates, and such differences may be material.

Our critical accounting estimates are detailed in Part I, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020.

There have been no material changes to our critical accounting policies and estimates.

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

Audit Committee Investigation

In March 2019, following management’s presentation of their initial assessment of the revenue recognition issue, the Audit Committee of the Board of Directors engaged independent legal counsel and a forensic accountant to conduct an investigation and to work with management to determine the potential impact on accounting for revenues. The investigation included the review of management’s initial assessment, interviews with key personnel, correspondence, and document review, among other procedures. In April 2019, as a result of the findings of the Audit Committee’s investigation to date, the Company determined that certain of its employees had engaged in deliberate inappropriate conduct, which resulted in revenue being intentionally recorded in periods prior to the criteria for revenue recognition under U.S. GAAP being satisfied. Further, the investigation discovered that revenue had been prematurely recorded in prior periods as well as the periods initially identified by management.

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

(ii) Evaluation of disclosure controls and procedures

The principal executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures as of March 31, 2021. Based on this evaluation, they concluded that because of the material weaknesses in our internal control over financial reporting discussed below, the disclosure controls and procedures were not effective as required under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

(iii) Management’s report on internal control over financial reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process affected by the Company’s management to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. GAAP.

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

Remediation

Our remedial actions to date and remediation plans to be undertaken in response to the findings of the Audit Committee’s investigation and the material weaknesses on internal control over financial reporting and our conclusions reached in evaluating the effectiveness of our disclosure controls and procedures and internal controls over financial reporting as of March 31, 2021, are described below.

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

The Company implemented a senior leadership reorganization to strengthen the MusclePharm leadership team and set the company up for long term profitable growth. During 2021, the Company hired an experienced President and Chief Financial Officer with a Fortune 500 c-suite background and an experienced VP, Controller with public company reporting expertise and experience remediating material weaknesses. In addition, the Company promoted from within an SVP of sales along with hiring an experienced VP of Supply Chain.

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

Due to the considerable time and effort management of the Company undertook in order to bring its delinquent filings current, which was completed on November 24, 2020, and despite ongoing remediation efforts through the first quarter of 2021, the Company was not able to complete a majority of its remediation efforts during the period ended March 31, 2021.

Other than the ongoing remediation efforts described above, there have been no changes during the quarter ended March 31, 2021 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

Notwithstanding the material weaknesses described in this Item 9A, our management has concluded that the consolidated financial statements and related financial information included in this Form 10-Q presents fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP. Management’s position is based on a number of factors, including, but not limited to:

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding legal proceedings, see Note 7 to the Notes to Consolidated Financial Statements (unaudited) contained herein, which is incorporated by reference into this part II, Item 1.

Item 1A. Risk Factors

The information to be reported under this Item is not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None

Item 6. Exhibit Index

Incorporated by Reference
Exhibit No.	Description	Form	SEC File Number	Exhibit	Filing Date

10.1**	Letter agreement, dated April 1, 2021 between the Company and Sabina Rizvi.

31.1**	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2***	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following materials from MusclePharm Corporation’s quarterly report on Form 10-Q for the three months ended March 31, 2021 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statement of Changes in Stockholders’ Deficit; (v) the Consolidated Statements of Cash Flows; and (vi) related notes to these financial statements.

**	Filed herewith
***	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MUSCLEPHARM CORPORATION

Date: May 24, 2021	By:	/s/ Sabina Rizvi
	Name:	Sabina Rizvi
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

