Form 10-Q
period 2021-06-30
MusclePharm Corp
filed 2021-08-16
CIK 1415684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2021 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _____

Commission file number: 000-53166

MusclePharm Corporation

(Exact name of registrant as specified in its charter)

Nevada	77-0664193
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3753 Howard Hughes Parkway Suite 200-849 Las Vegas, NV	89169
(Address of principal executive offices)	(Zip code)

(800) 292-3909

(Registrant’s telephone number, including area code)

4500 Park Granada, Suite 202

Calabasas, CA 91302

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☐ Yes ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Number of shares of the registrant’s common stock outstanding at August 11, 2021: 33,479,886 (excludes 875,621 shares of common stock held in treasury).

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MusclePharm Corporation

Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash	$1,016	$2,003
Accounts receivable, net of allowances of $1,033 and $3,407 at June 30, 2021 and December 31, 2020, respectively	5,564	7,488
Inventory	1,561	1,032
Prepaid expenses and other current assets	2,182	1,341
Total current assets	10,323	11,864
Property and equipment, net	9	13
Intangible assets, net	195	356
Operating lease right-of-use assets	338	474
Other assets	75	295
TOTAL ASSETS	$10,940	$13,002
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Obligation under secured borrowing arrangement	$5,297	$7,098
Line of credit	2,458	743
Operating lease liability, current	424	381
Convertible note with a related party, net of discount	2,872	2,872
Accounts payable	15,218	13,989
Accrued and other liabilities	6,806	6,924
Total current liabilities	33,075	32,007
Operating lease liability, long-term	119	343
Other long-term liabilities	4,012	5,071
Total liabilities	37,206	37,421
Commitments and contingencies (Note 9)
Stockholders’ deficit:
Common stock, par value of $0.001 per share; 100,000,000 shares authorized, 34,261,821 and 33,980,905 shares issued as of June 30, 2021 and December 31, 2020, respectively; 33,386,200 and 33,105,284 shares outstanding as of June 30, 2021 and December 31, 2020, respectively	32	32
Additional paid-in capital	178,569	178,261
Treasury stock, at cost; 875,621 shares	(10,039)	(10,039)
Accumulated deficit	(194,828)	(192,673)
TOTAL STOCKHOLDERS’ DEFICIT	(26,266)	(24,419)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$10,940	$13,002

The accompanying notes are an integral part of these Consolidated Financial Statements.

MusclePharm Corporation

Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue, net	$14,908	$16,993	$28,029	$33,224
Cost of revenue	12,728	12,009	22,160	23,431
Gross profit	2,180	4,984	5,869	9,793
Operating expenses:
Advertising and promotion	145	188	489	313
Salaries and benefits	1,181	1,774	2,229	3,455
Selling, general and administrative	2,115	1,807	3,512	3,718
Professional fees	482	865	1,109	1,406
Total operating expenses	3,923	4,634	7,339	8,892
Loss from operations	(1,743)	350	(1,470)	901
Other (expense) income:
Loss on settlement obligation	—	(37)	—	(87)
Interest and other expense, net	(501)	(544)	(680)	(1,083)
Loss before provision for income taxes	(2,244)	(231)	(2,150)	(269)
Provision for income taxes	7	22	7	44
Net loss	$(2,251)	$(253)	$(2,157)	$(313)

Net loss per share, basic and diluted	$(0.07)	$(0.01)	$(0.07)	$(0.01)

Weighted average shares used to compute net loss per share, basic and diluted	33,386,200	32,764,553	33,131,087	32,612,956

The accompanying notes are an integral part of these Consolidated Financial Statements.

MusclePharm Corporation

Consolidated Statements of Changes in Stockholders’ Deficit

(In thousands, except share data)

(Unaudited)

			Additional			Total
	Common Stock		Paid-in	Treasury	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Deficit	Deficit
Balance - December 31, 2019	33,000,412	$31	$177,914	$(10,039)	$(195,858)	$(27,952)
Stock-based compensation	—	—	100	—	—	100
Issuance of shares of common stock related to the payment of advertising services	101,454	—	47	—	—	47
Net loss	—	—	—	—	(60)	(60)
Balance - March 31, 2020	33,101,866	$31	$178,061	$(10,039)	$(195,918)	$(27,865)
Stock-based compensation	—	—	79	—	—	79
Issuance of shares of common stock related to the payment of advertising services	28,173	—	69	—	—	69
Net loss	—	—	—	—	(253)	(253)
Balance – June 30, 2020	33,130,039	$31	$178,209	$(10,039)	$(196,171)	$(27,970)

The accompanying notes are an integral part of these Consolidated Financial Statements.

MusclePharm Corporation

Consolidated Statements of Changes in Stockholders’ Deficit

(In thousands, except share data)

(Unaudited)

			Additional			Total
	Common Stock		Paid-in	Treasury	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Deficit	Deficit
Balance - December 31, 2020	33,105,284	$32	$178,261	$(10,039)	$(192,673)	$(24,419)
Stock-based compensation	280,916	—	—	—	—	—
Net income	—	—	—	—	94	94
Balance - March 31, 2021	33,386,200	$32	$178,261	$(10,039)	$(192,579)	$(24,325)
Stock-based compensation	—	—	308	—	—	308
Net loss	—	—	—	—	(2,251)	(2,251)
Balance – June 30, 2021	33,386,200	$32	$178,569	$(10,039)	$(194,828)	$(26,266)

The accompanying notes are an integral part of these Consolidated Financial Statements.

MusclePharm Corporation

Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Six Months Ended Jun 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (2,157)	$(313)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property and equipment	6	105
Amortization of intangible assets	160	160
Bad debt expense	326	121
Gain on disposal of property and equipment	—	(11)
Inventory provision	9	(4)
Stock-based compensation	308	179
Issuance of common stock to non-employees	—	116
Changes in operating assets and liabilities:
Accounts receivable, net	564	7
Inventory	(538)	(395)
Prepaid expenses and other current assets	192	21
Other assets	355	345
Accounts payable and accrued liabilities	(124)	860
Net cash (used in) provided by operating activities	(899)	1,191
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3)	—
Proceeds from disposal of property and equipment	—	11
Net cash (used in) provided by investing activities	(3)	11
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	2,192	—
Payments on line of credit	(478)	(814)
Proceeds from secured borrowing arrangement, net of reserves	26,211	21,116
Payments on secured borrowing arrangement	(28,011)	(22,639)
Proceeds from issuance of Paycheck Protection Program Loan	—	965
Repayment of finance lease obligations	—	(52)
Proceeds of notes payable	186
Repayment of notes payable	(185)	(97)
Net cash used in financing activities	(85)	(1,521)

NET CHANGE IN CASH	(987)	(319)
CASH — BEGINNING OF PERIOD	2,003	1,532
CASH — END OF PERIOD	$ 1,016	$1,213
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for taxes	$681	$402

The accompanying notes are an integral part of these Consolidated Financial Statements.

MusclePharm Corporation

Notes to Consolidated Financial Statements

(Unaudited)

Note 1. Description of Business

Description of Business

MusclePharm Corporation, together with its subsidiaries (the “Company” or “MusclePharm”) is a scientifically-driven, performance lifestyle company that develops, markets and distributes branded sports nutrition products and nutritional supplements that are manufactured by the Company’s co-manufacturers. Our portfolio of recognized brands, including MusclePharm and FitMiss, is marketed and sold globally.

The Company has historically incurred significant losses and experienced negative cash flows since inception. As of June 30, 2021, the Company had cash of $1.0 million, an increase of $0.4 million from March 31, 2021 and a decline of $1.0 million from the December 31, 2020 balance of $2.0 million. As of June 30, 2021, the Company had a working capital deficit of $22.8 million, a stockholders’ deficit of $26.3 million and an accumulated deficit of $194.8 million resulting from recurring losses from operations. As a result of our history of losses and financial condition, there is substantial doubt about our ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon it generating profits in the future and/or obtaining the necessary financing to meet its obligations and repay liabilities arising from normal business operations when they come due. The Company is evaluating different strategies to obtain financing to fund its operations to cover expenses and focus on achieving a level of revenue adequate to support its current cost structure. Financing strategies may include, but are not limited to, private placements of capital stock, debt borrowings, partnerships and/or collaborations.

The Company has been focused on cost containment and improving gross margins by focusing on customers with higher margins, reducing product discounts and promotional activity, along with reducing the number of SKU’s and negotiate pricing for raw materials. In addition, the Company has worked to negotiate lower production costs with its co-manufacturers. Although these steps improved gross margins through the first quarter of 2021, with the recent increases in commodity prices, primarily protein, the company’s gross margins have been impacted and will continue to be impacted unless commodity prices return the same levels that were seen in 2020.

In 2021, the Company announced its entrance into the functional energy space with its partnership with a former Rockstar Energy executive. The Company plans to launch 3 new energy products in the summer of 2021. The Company believes with the launch of its new energy products, reductions in operating costs and continued focus on gross profit and top line sales growth will allow it to ultimately achieve sustained profitability. However, the Company can give no assurances that this will occur, especially with the cost to launch new energy products along with the recent increase in the cost of protein, which may have a material impact on the Company’s profitability. Additionally, the Company’s profitability may be materially impacted by the ability of our third-party manufacturers to meet our customers’ demands. Although, the Company believes entering the functional energy space will help to increase sales and gross margin, and reduce exposure to commodity prices, the Company can give no assurances that this will occur. To manage cash flow, the Company has entered into multiple financing arrangements.

The Company’s results of operations are affected by economic conditions, including macroeconomic conditions and levels of business confidence. There continues to be significant volatility and economic uncertainty in many markets and the ongoing COVID-19 pandemic contributes to that level of volatility and uncertainty and has created economic disruption. The Company is actively managing its business to respond to the impact. There were no adjustments recorded in the financial statements that might result from the outcome of these uncertainties.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these statements do not include all the information and notes required by U.S. GAAP for complete financial statements. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company’s management believes the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position as of June 30, 2021, results of operations for the three and six months ended June 30, 2021 and 2020, and cash flows for the six months ended June 30, 2021 and 2020. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ended December 31, 2021.

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

For the three and six months ended June 30, 2021 the Company incurred $0.5  million and $1.0 million, respectively, of inbound shipping and handling costs. For the three and six months ended June 30, 2020 the Company incurred $0.4 million and $0.8 million, respectively, of inbound shipping and handling costs. Shipping and handling costs related to inbound purchases of raw material and finished goods are included in cost of revenue in our consolidated statements of operations.

For the three and six months ended June 30, 2021, the Company incurred $0.9 million and $1.6 million, respectively, of shipping and handling costs related to shipments to our customers. For the three and six months ended June 30, 2020, the Company incurred $0.6 million and $1.2 million, respectively, of shipping and handling costs related to shipments to our customers. Shipping and handling costs related to shipments to our customers is included in “Selling, general and administrative” expense in our consolidated statements of operations.

Sales discounts and returns

The Company excludes from its revenue any amounts collected from customers for sales (and similar) taxes. During the three months ended June 30, 2021 and 2020, the Company recorded discounts, and to a lesser degree, sales returns, totaling $1.9 million and $3.6 million, respectively, which accounted for 11% and 17% of gross revenue in each period, respectively. During the six months ended June 30, 2021 and 2020, the Company recorded discounts, and to a lesser degree, sales returns, totaling $4.4 million and $7.6 million, respectively, which accounted for 14% and 19% of gross revenue in each period, respectively.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The Company maintains its cash balance at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. There was an aggregate uninsured cash balance of $0.8 million as of June 30, 2021. Management believes the financial risk associated with these balances is minimal and has not experienced any losses to date.

Significant customers are those that represent more than 10% of the Company’s revenue, net or accounts receivable for each period presented.

For the three months ended June 30, 2021, the Company had two customers who individually accounted for 55% and 13% of net revenue. For the six months ended June 30, 2021, the Company had three customers who individually accounted for 43%, 13% and 13% of net revenue. One customer accounted for 59% of accounts receivable, net as of June 30, 2021.

For the three months ended June 30, 2020, the Company had three customers who individually accounted for 30%, 24% and 21% of net revenue. For the six months ended June 30, 2020, the Company had three customers who individually accounted for 33%, 23% and 16% of net revenue. Three customers accounted for 31%, 18% and 16% of accounts receivable, net as of June 30, 2020.

The Company uses a limited number of non-affiliated suppliers for contract manufacturing of its products. For the three months ended June 30, 2021, the Company had three suppliers who individually accounted for approximately 23%, 15% and 13% of its purchases with contract manufacturers and raw material providers. For the six months ended June 30, 2021, the Company had three suppliers who individually accounted for approximately 24%, 15% and 15% of its purchases with contract manufacturers and raw material providers. Four customers accounted for 33%, 17%, 12% and 11% of accounts payable as of June 30, 2021.

For the three months ended June 30, 2020, the Company had three suppliers who individually accounted for approximately 33%, 30% and 20% of its purchases with contract manufacturers and raw material providers. For the six months ended June 30, 2020, the Company had three suppliers who individually accounted for approximately 34%, 30% and 17% of its purchases with contract manufacturers and raw material providers. Three customers accounted for 19%, 12% and 12% of accounts payable as of June 30, 2020.

Recent Accounting Pronouncements

In July 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires the measurement of all expected credit losses of financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 is effective for periods beginning after December 15, 2022, and interim periods within those fiscal years. The Company is currently evaluating the impact this ASU may have on its consolidated financial statements.

In August 2020, the FASB issued ASU No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40). The ASU eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, the new guidance modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. This guidance is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but not earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The FASB also specified that an entity should adopt the guidance as of the beginning of its annual fiscal year and is not permitted to adopt the guidance in an interim period. The Company is currently evaluating the impact this ASU may have on its consolidated financial statements.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40). The ASU addresses issuer’s accounting for certain modifications or exchanges of freestanding equity-classified written call options. This amendment is effective for all entities, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact this ASU may have on its consolidated financial statements.

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which was expected to reduce cost and complexity related to the accounting for income taxes. The ASU removes specific exceptions to the general principles in Topic 740 in U.S. GAAP. It eliminates the need for an organization to analyze whether the following apply in a given period: exception to the incremental approach for intra-period tax allocation; exceptions to accounting for basis differences when there are ownership changes in foreign investments; and exception in interim period income tax accounting for year-to-date losses that exceed anticipated losses. The ASU also simplifies U.S. GAAP for: franchise taxes that are partially based on income; transactions with a government that result in a step up in the tax basis of goodwill; separate financial statements of legal entities that are not subject to tax; and enacted changes in tax laws in interim periods. The Company adopted this ASU effective January 1, 2021, with certain provisions applied retrospectively and other provisions applied prospectively. Adoption of this ASU did not have a material impact to the Company’s condensed consolidated balance sheet, statements of operations, or cash flows.

Reclassifications.

Certain prior period amounts have been reclassified to conform to the current period financial statement presentations, including classification of certain labilities. These changes in presentation did not have a material impact on the Company's financial condition or results of operations.

Note 3. Inventory

Inventory consisted solely of finished goods and raw materials used to manufacture our products by one of our co-manufacturers (in thousands):

	As of June 30, 2021	As of December 31, 2020
Raw materials	$625	$332
Finished goods	936	700
Inventory	$1,561	$1,032

Note 4. Accrued and Other Liabilities

As of June 30, 2021 and December 31, 2020, the Company’s accrued and other liabilities consisted of the following (in thousands):

	As of June 30, 2021	As of December 31, 2020
Accrued professional fees	$114	$242
Accrued interest	748	644
Accrued payroll and bonus	630	738
Settlements – short-term (Nutrablend and 4Excelsior)	2,949	2,735
Accrued expenses - ThermoLife	1,364	1,364
Accrued and other short-term liabilities	1,001	1,201
Accrued and other liabilities	$6,806	$6,924

Note 5. Interest and other expense, net

For the three months ended June 30, 2021 and 2020, “Interest and other expense, net” consisted of the following (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020

Interest expense, related party	$(147)	$(76)	$(282)	$(152)
Interest expense, other	(235)	(175)	(443)	(332)
Interest expense, secured borrowing arrangement	(258)	(383)	(424)	(748)
Foreign currency transaction loss	34	16	32	(18)
Other	105	74	437	167
Total interest and other expense, net	$(501)	$(544)	$(680)	$(1,083)

“Other” includes sublease income.

Note 6. Leases

A summary of the Company’s lease portfolio as of June 30, 2021 and December 31, 2020 is presented in the table below (in thousands):

	Balance Sheet Classification	June 30, 2021	December 31, 2020
Assets
Operating	ROU assets, net	$338	$474

Liabilities
Current liabilities:
Operating	Operating lease liability - current	$424	$381

Non-current liabilities:
Operating	Operating lease liability - long term	119	343
Total lease liabilities		$543	$724

Supplemental cash flow information related to leases was as follows:

	Six months ended June 30, 2021	Six months ended June 30, 2020
Cash paid for amounts included in the measurement of lease liabilities (in thousands):
Operating cash flows from operating leases	$180	$397
Operating cash flows from finance leases	—	1
Financing cash flows from finance leases	—	52

The weighted average remaining lease term was as follows:
Operating leases (in years)	1.2	2.0
Finance leases (in years)	—	0.1
The weighted average discount rate was as follows:
Operating leases	18%	18%
Finance leases	—	5%

Note 7. Other Long-Term Liabilities

As of June 30, 2021, and December 31, 2020, the Company’s other long-term liabilities consisted of the following (in thousands):

	As of June 30, 2021	As of December 31, 2020
Settlements – long-term (Nutrablend and 4Excelsior)	3,143	3,906
Paycheck Protection Program loan	643	965
Other	—	200
Other long-term debt	$3,786	$5,071

Note 8. Debt

Related-Party Refinanced Convertible Note

On November 29, 2020, the Company entered into a refinancing agreement with Mr. Ryan Drexler, the Company’s Chairman of the Board of Directors and Chief Executive Officer (the “November 2020 Refinancing”), in which the Company issued to Mr. Drexler a convertible secured promissory note (the “November 2020 Convertible Note”) in the original principal amount of $2,871,967, which amended and restated a convertible secured promissory note dated as of August 21, 2020. The $2.9 million November 2020 Convertible Note bears interest at the rate of 12% per annum. Unless earlier converted or repaid, all outstanding principal and any accrued but unpaid interest under the November 2020 Convertible Note was due and payable on July 1, 2021; however, the Company and Mr. Drexler agreed to an extension until July 14, 2022 (see Note 14. Subsequent Events). Any interest not paid when due shall be capitalized and added to the principal amount of the November 2020 Convertible Note and bear interest on the applicable interest payment date along with all other unpaid principal, capitalized interest, and other capitalized obligations.

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

The November 2020 Convertible Note contains customary restrictions on the ability of the Company to, among other things, grant liens or incur indebtedness other than certain obligations incurred in the ordinary course of business. The restrictions are also subject to certain additional qualifications and carveouts, as set forth in the November 2020 Convertible Note. The November 2020 Convertible Note is subordinated to the secured borrowing arrangement the Company entered into with Prestige Capital Corporation (“Prestige”).

For the three months ended June 30, 2021 and 2020, interest expense related to the related party convertible secured promissory note was $0.1 million and $0.1 million, respectively.

For the six months ended June 30, 2021 and 2020, interest expense related to the related party convertible secured promissory note was $0.2 million and $0.2 million, respectively.

Related-Party Secured Revolving Promissory Note

On October 15, 2020, the Company entered into a secured revolving promissory note (the “Revolving Note”) with Ryan Drexler. Under the terms of the Revolving Note, the Company can borrow up to $3.0 million. The Revolving Note bears interest at the rate of 12% per annum. The funds were used for the purchase of whey protein and other general corporate purposes. Both the outstanding principal, if any, and all accrued interest under the Revolving Note were due on March 31, 2021; however, the Company and Mr. Drexler agreed to an extension until June 30, 2022 (see Note 14. Subsequent Events). The Company may prepay the Revolving Note by giving Mr. Drexler one days’ advance written notice. The Revolving Note contains customary events of default, including, among others, the failure by the Company to make a payment of principal or interest when due. Following an event of default, Mr. Drexler is entitled to accelerate the entire indebtedness under the Revolving Note. The Revolving Note also contains customary restrictions on the ability of the Company to, among other things, grant liens or incur indebtedness other than certain obligations incurred in the ordinary course of business. The restrictions are also subject to certain additional qualifications and carveouts, as set forth in the Revolving Note. The Revolving Note is subordinated to the secured borrowing arrangement the Company entered into with Prestige. In connection with the Revolving Note, the Company and Mr. Drexler entered into a fifth amended and restated security agreement dated October 15, 2020 (the “Security Agreement”) pursuant to which the Revolving Note is secured by all of the assets and properties of the Company and its subsidiaries whether tangible or intangible.

As of June 30, 2021, the outstanding balance on the revolving note was $2.5 million. During the three and six months ended June 30, 2021, interest paid in cash to Mr. Drexler was $0.1 million and $0.1 million, respectively.

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

On June 14, 2021, Prestige advanced the Company $1 million with a six-month term, 15% interest rate and 2% accommodation fee.

As of June 30, 2021, and December 31, 2020, the Company had outstanding borrowings under the secured borrowing arrangement of approximately $5.3 million and $7.1 million, respectively.

During the three months ended June 30, 2021 and 2020, the Company assigned to Prestige, accounts with an aggregate face amount of approximately $18.5 million and $14.8 million, respectively, for which Prestige paid to the Company approximately $14.7 million and $11.7 million, respectively, in cash. During the three months ended June 30, 2021 and 2020, $14.2 million and $12.6 million, respectively, was repaid to Prestige, including fees and interest.

During the six months ended June 30, 2021 and 2020, the Company assigned to Prestige, accounts with an aggregate face amount of approximately $32.8 million and $26.4 million, respectively, for which Prestige paid to the Company approximately $26.2 million and $21.1 million, respectively, in cash. During the six months ended June 30, 2021 and 2020, $28.0 million and $22.6 million, respectively, was repaid to Prestige, including fees and interest.

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

The Note is expected to mature on May 16, 2025. Payments were due by November 16, 2020 (the “Deferment Period”) and interest was accrued during the Deferment Period. However, the Flexibility Act, which was signed into law on June 5, 2020, extended the Deferment Period to the date that the forgiven amount is remitted by the United States Small Business Administration (“SBA”) to HSBF. The Company is in the process of filling out the forgiveness application form. As of June 30, 2021, the Company owed approximately $1.0 million (principal plus accrued interest), which $0.1M is classified as “short-term” and the remaining amount is recorded within “Other long-term liabilities.”

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

During the three months ended June 30, 2021 and 2020, the Company recorded a charge of $19,000 and $19,000, respectively and during the six months ended June 30, 2021 and 2020, the Company recorded a charge of $38,000 and $38,000, respectively. This charge, representing imputed interest, is included in “Interest and other expense, net” in the Company’s consolidated statements of operations.

Nutrablend Matter

On February 27, 2020, Nutrablend, a manufacturer of MusclePharm products, filed an action against the Company in the United States District Court for the Eastern District of California, claiming approximately $3.1 million in allegedly unpaid invoices. These invoices relate to the third and fourth quarter of 2019, and a liability has been recorded in the books for the related periods.

On September 25, 2020, the parties successfully mediated the case to a settlement (the “Nutrablend Agreement”) and the Company agreed to (i) pay approximately $3.1 million (“Owed Amount”) in monthly payments (“Monthly Payments”) from September 1, 2020 through June 30, 2023 and (ii) issue monthly purchase orders (“Purchase Orders”) at minimum amounts accepted by Nutrablend.

The Company agreed to issue Purchase Orders in a combined total amount of at least (i) $1,500,000 from September 1, 2020 through November 30, 2020; (ii) $1,800,000 from December 1, 2020 through February 28, 2021; (iii) $2,100,000 from March 31, 2021 through May 31, 2021; (iv) $2,100,000 from June 1, 2021 through August 31, 2021; and (v) $1,400,000 from September 1, 2021 through October 30, 2021. Beginning on November 1, 2021, the Company will be required to issue monthly Purchase Orders to Nutrablend in a minimum amount of $700,000 until the Owed Amount is paid in full to Nutrablend. In the event that the Company pays the Owed Amount in full before September 1, 2021, its entitled to a rebate on all completed Purchase Orders. Further, once the monthly payments, and any additional payments that the Company has made on the Owed Amount, reduce the outstanding balance of the Owed Amount to below $2.0 million, the Company is eligible for an extension of a line of credit from Nutrablend in an amount of up to $3.0 million.

On July 7, 2021, the Company commenced an action against Nutrablend in the Central District of California, seeking (i) a declaration that the Nutrablend Agreement purchase order provisions have been terminated due to Nutrablend’s failure to provide the Company with reasonable assurances of its ability to fulfill its purchase orders; (ii) a declaration that approximately $2.0 million in purchase orders that the Company placed in July and August 2020 were intended to and do count towards the minimums set forth in the Nutrablend Agreement; and (iii) damages based on Nutrablend’s failure to fulfill purchase orders. The case is ongoing.

The Company determined that approximately $1.1 million dollars of the Owed Amount was due within a year, and this amount was recorded in “Accrued and other liabilities” in the consolidated balance sheets. The present value of the remaining Owed Amount that was due after a year was $1.0 million, and the amount was recorded in “Other long-term liabilities” in the consolidated balance sheets. The Company made payments of $0.7  million as of June 30, 2021.

During the three and six months ended June 30, 2021 the Company recorded interest of $0.1 million and $0.1 million, respectively. This charge, representing imputed interest, is included in “Interest and other expense, net” in the Company’s consolidated statements of operations.

4Excelsior Matter

On March 18, 2019, Excelsior Nutrition, Inc. (“4Excelsior”), a manufacturer of MusclePharm products, filed an action against the Company in the Superior Court of the State of California for the County of Los Angeles, claiming approximately $6.2 million in damages relating to allegedly unpaid invoices, as well as approximately $7.8 million in consequential damages.

On December 16, 2020, the Company and 4Excelsior entered into a Settlement Agreement and Mutual Release (“the Agreement”), pursuant to which the parties resolved and settled the civil action pending in the Superior Court of the State of California for the County of Los Angeles (the “Litigation”). The parties agreed to a mutual general release of claims and to jointly file within 10 business days of the effective date of the Agreement a stipulation and proposed order of dismissal, dismissing with prejudice all claims and counterclaims asserted in the Litigation. The Company agreed to pay $4.75 million (the “Settlement Amount”) in four monthly payments of $70,000, beginning January 5, 2021, and thereafter in monthly payments of $0.1 million until the Settlement Amount is fully paid. The Company may prepay all or any portion of the Settlement Amount at any time without penalty or premium. The Agreement provides that, in the event of a Default (as defined in the Agreement) by the Company, the entire outstanding balance of the Settlement Amount will become immediately due and payable, plus accrued interest at a rate of 18% per annum, commencing from the date of default.

The Company determined that approximately $1.1 million dollars of the Settlement Amount was due within a year, and this amount was recorded in “Accrued and other liabilities” in the consolidated balance sheets. The present value of the remaining Settlement Amount that was due after a year was $2.2 million, and the amount was recorded in “Other long-term liabilities” in the consolidated balance sheets. The Company made payments of $0.8  million as of June 30, 2021.

During the three and six months ended June 30, 2021, the Company recorded interest expense of $0.1 million and $0.2 million, respectively, in the consolidated statements of operations.

Contingencies

In the normal course of business or otherwise, the Company may become involved in legal proceedings. The Company will accrue a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. The accrual for a litigation loss contingency might include, for example, estimates of potential damages, outside legal fees and other directly related costs expected to be incurred. The Company provides disclosures for material contingencies when there is a reasonable possibility that a loss or an additional loss may be incurred. In assessing whether a loss is a reasonable possibility, the Company may consider the following factors, among others: the nature of the litigation, claim or assessment, available information, opinions or views of legal counsel and other advisors, and the experience gained from similar cases. As of June 30, 2021, the Company was involved in the following material legal proceedings described below.

ThermoLife International

In January 2016, ThermoLife International LLC (“ThermoLife”), a supplier of nitrates to the Company, filed a complaint against the Company in Arizona state court. ThermoLife alleged that the Company failed to meet minimum purchase requirements contained in the parties’ supply agreement. The court held a bench trial on the issue of damages in October 2019, and on December 4, 2019, the court entered judgment in favor of ThermoLife and against the Company in the amount of $1.6 million, comprised of $0.9 million in damages, interest in the amount of $0.3 million and attorneys’ fees and costs in the amount of $0.4 million. The Company recorded $1.6 million in accrued expenses in 2018. As of June 30, 2021, the total amount accrued, including interest, was $1.8 million. The Company has filed an appeal and posted bonds in the total amount of $0.6 million in order to stay execution on the judgment pending appeal. Of the $0.6 million, $0.25 million (including fees) was paid by Mr. Drexler on behalf of the Company. See “Note 8. Debt” for additional information. The balance of $0.35 million was secured by a personal guaranty from Mr. Drexler, while the associated annual fee of $12,500 has been paid by the Company. On April 27, 2021, the appellate court issued a decision largely affirming the trial court judgement, except vacating the judgement’s $0.3 million prejudgment interest award and remanding for a recalculation of prejudgment interest. On May 18, 2021, ThermoLife filed a motion asking the trial court to increase the Company’s appeal bond to the full amount of the judgment, or $1.8 million, which the Court denied on June 2, 2021.

For both the three months ended June 30, 2021 and 2020, interest expense recognized by the Company on the awarded damages was $22,000 and for both the six months ended June 30, 2021 and 2020, interest expense recognized by the Company on the awarded damages was $44,000.

The Company intends to vigorously continue pursuing its defenses. On June 25, 2021, the Company filed a petition for review in the Arizona Supreme Court requesting that the Court accept review of the appeal affirming the judgment against the Company. ThermoLife opposed the petition for review on July 26, 2021. The Arizona Supreme Court has not yet ruled on the Company’s petition for review.

White Winston Select Asset Fund Series MP-18, LLC et al., v. MusclePharm Corp., et al., (Nev. Dist. Ct.; Cal. Superior Court; Colorado Dist. Ct.; Mass. Super. Ct.)

On August 21, 2018, White Winston Select Asset Fund Series MP-18, LLC and White Winston Select Asset Fund, LLC (together “White Winston”) initiated a derivative action against the Company and its directors (the “director defendants”). White Winston alleges that the director defendants breached their fiduciary duties by improperly approving the refinancing of three promissory notes issued by the Company to Mr. Drexler (the “Amended Note”) in exchange for $18.0 million in loans. White Winston alleges that this refinancing improperly diluted their economic and voting power and constituted an improper distribution in violation of Nevada law. In its complaint, White Winston sought the appointment of a receiver over the Company, a permanent injunction against the exercise of Mr. Drexler’s conversion right under the Amended Note, and other unspecified monetary damages. On September 13, 2018, White Winston filed an amended complaint, which added a former executive of the Company, as a plaintiff (together with White Winston, the “White Winston Plaintiffs”). On December 9, 2019, the White Winston Plaintiffs filed a Second Amended Complaint, in which they added allegations relating to the resignation of the Company’s auditor, Plante & Moran PLLC (“Plante Moran”). the Company has moved to dismiss the Second Amended Complaint. That motion has not yet been fully briefed.

Along with its complaint, White Winston also filed a motion for a temporary restraining order (“TRO”) and preliminary injunction enjoining the exercise of Mr. Drexler’s conversion right under the Amended Note. On August 23, 2018, the Nevada district court issued an ex parte TRO. On September 14, 2018, the court let the TRO expire and denied White Winston’s request for a preliminary injunction, finding, among other things, that White Winston did not show a likelihood of success on the merits of the underlying action and failed to establish irreparable harm. Following the court’s decision, the Company filed a motion seeking to recoup the legal fees and costs it incurred in responding to the preliminary injunction motion. On October 31, 2019, the court awarded the Company $56,000 in fees and costs.

Due to the uncertainty associated with determining our liability, if any, and due to our inability to ascertain with any reasonable degree of likelihood, as of the date of this report, the outcome of the trial, the Company has not recorded an estimate for its potential liability.

On June 17, 2019, White Winston moved for the appointment of a temporary receiver over the Company, citing Plante Moran’s resignation. The court granted White Winston’s request to hold an evidentiary hearing on the motion, but subsequently stayed the action pending the parties’ attempts to resolve their dispute. Although the parties have been unable to reach a resolution, the litigation has not yet resumed. On July 30, 2019, White Winston filed an action in the Superior Court of the State of California in and for the County of Los Angeles, seeking access to the Company’s books and records and requesting the appointment of an independent auditor for the company. On February 25, 2021, the court ordered the Company to produce certain documents, denied White Winston’s request for an auditor, and ordered the Company to pay a $1,500 penalty. On July 20, 2021 the California court awarded White Winston $92,942 in attorneys’ fees and cost relating to the books-and-records action. The Company paid the amounts due on July 30, 2021, and on August 4, 2021 White Winston submitted a filing acknowledging that the California court’s judgment has been fully satisfied.

IRS Audit

On April 6, 2016, the Internal Revenue Service (“IRS”) selected our 2014 Federal Income Tax Return for audit. As a result of the audit, the IRS proposed certain adjustments with respect to the tax reporting of our former executives’ 2014 restricted stock grants. Due to the Company’s current and historical loss position, the proposed adjustments would have no material impact on the Company’s Federal income tax. On October 5, 2016, the IRS commenced an audit of our employment and withholding tax liability for 2014. The IRS contended that the Company inaccurately reported the value of the restricted stock grants and improperly failed to provide for employment taxes and Federal tax withholding on these grants. In addition, the IRS proposed certain penalties associated with the Company’s filings. On April 4, 2017, the Company received a “30-day letter” from the IRS asserting back taxes and penalties of approximately $5.3 million, of which $4.4 million related to withholding taxes, specifically, income withholding and Social Security taxes, and $0.9 million related to penalties. Additionally, the IRS asserted that the Company owes information reporting penalties of approximately $2.0 million.

The Company’s counsel submitted a formal protest to the IRS disputing on several grounds all of the proposed adjustments and penalties on the Company’s behalf, and the Company pursued this matter vigorously through the IRS appeal process. An Appeals Conference was held with the IRS in Denver, Colorado on July 31, 2019. At the conference, the Company made substantial arguments challenging the IRS’s claims for employment taxes and penalties. On December 16, 2019, a further Appeals Conference was held with the IRS by telephone. At the telephone conference, the Appeals Officer confirmed that he agreed with the Company’s argument that the failure to deposit penalties should be conceded by the IRS. The failure to deposit penalties total about $2 million. Thus, with this concession, the IRS’s claims have been reduced from approximately $7.3 million to about $5.3 million.

The remaining issue involved the fair market value of restricted stock units the Company granted to certain former officers (the “Former Officers”) of the Company under Internal Revenue Code § 83. The Company and the IRS disagreed as to the value of the restricted stock on the date of the grants, i.e., October 1, 2014. The Company and the IRS exchanged expert valuation reports on the fair market value of the stock and had extensive negotiations on this issue. The IRS also made parallel claims regarding the restricted stock units against the Former Officers of the Company. The IRS asserted that the Former Officers received ordinary income from the stock grants, and that they owe additional personal income taxes based on the fair market value of the stock. The Former Officers’ cases, unlike the Company’s case, are pending before the United States Tax Court. In the Tax Court litigation, the Former Officers are challenging the IRS’s determinations regarding the fair market value of the restricted stock grants on October 1, 2014. The Former Officers have separate counsel from the Company. The same IRS Appeals Officer and Revenue Agents assigned to the Company’s case are also involved in the cases for the Former Officers. Throughout the proceedings, the Company has argued to the IRS that it is the Former Officers who are directly and principally liable for the amount of any tax due, and not the Company.

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

On June 2, 2021, the IRS confirmed to the Company that the statutes of limitations for the assessment and collection of employment tax and corporation income tax against the Company expired on December 15, 2020, without any assessments of tax or penalties. The IRS has told the Company that the employment tax and corporation income tax cases against the Company have been closed with finality, and that the Company has no liability for employment tax and corporation income tax for 2014.

On August 22, 2018, Richard Estalella filed an action against us and two other defendants in the Colorado District Court for the County of Denver, seeking damages arising out of the IRS’s assertion of tax liability and penalties relating to the 2014 restricted stock grants. We have answered Estalella’s complaint, asserted counterclaims against Estalella for his failure to ensure that all withholding taxes were paid in connection with the 2014 restricted stock grants, and filed cross-claims against two valuation firms named in the action (as well as their principals) for failing to properly value the 2014 restricted stock grants for tax purposes. Trial in the matter has been scheduled for February 7, 2022. There are no amounts accrued related to this matter and the Company will continue to vigorously litigate the matter.

Note 10. Stock-Based Compensation

Restricted Stock

For the three and six months ended June 30, 2021, the Company granted 25,000 restricted stock awards. The fair value of this grant is approximately $29,000, which is being expensed on a straight-line basis over two years.

There were no restricted stock awards granted during the three months and six months ended June 30, 2020.

For the three and six months ended June 30, 2021, the Company recorded $0.0 million of stock-based compensation expense related to restricted stock.

For the three and six months ended June 30, 2020, the Company recorded $0.1 and $0.2 million, respectively, of stock-based compensation expense related to restricted stock.

Transaction Equity Bonus

On April 5, 2021, with the appointment of the Company’s President and Chief Financial Officer, the Company granted an award where upon the occurrence of a sale of the Company, the President and Chief Financial Officer will receive 2% of the fully diluted equity of the Company. The grant will vest upon the one-year anniversary and if a sale transaction has not occurred by the two-year anniversary, then the President and Chief Financial Officer shall have the option to convert the transaction equity bonus into common shares. The fair value of this grant is approximately $1.0 million, which is being expensed on a straight-line basis over one-year.

For the three and six months ended June 30, 2021, the Company recorded $0.2 million of stock-based compensation expense related to transaction awards.

For the three and six months ended June 30, 2020, the Company recorded no expense related to transaction awards.

Stock Options

On May 12, 2021, the Company entered into an Agreement (the “Agreement”) with Joseph Cannata (“Cannata”), pursuant to which the Company has engaged Cannata on a non-exclusive basis to assist with the growth of the Company’s energy beverage product line.

In connection with entry into the Agreement, the Company issued to Cannata an option to purchase 1,673,994 shares of the Company’s common stock at a price per share of $1.12. The option has an exercise term of 10 years (subject to potential acceleration upon a sale of the Company) and will vest in two equal tranches upon the achievement of certain net revenue milestones related to the Company’s energy beverage products with the determination in the second quarter of 2021 that it is probable the performance criteria related to the grants will be achieved. The estimated fair value of this grant is $1.9 million and was determined by using the Black-Scholes valuation model with a term of 7.5 years; annual volatility rate of 205%; discount rate of 1.34%; and 0% for dividend rate. The fair value of performance-based restricted stock awards are recognized over the derived requisite vesting period beginning in the period in which they are deemed probable to vest.

For the three and six months ended June 30, 2021, the Company recorded approximately $60,000 of stock-based compensation expense related to stock options.

For the three and six months ended June 30, 2020, the Company recorded no expense related to stock options.

Note 11. Net Loss per Share

Basic net loss per share is computed by dividing net loss for the period by the weighted average number of shares of common stock outstanding during each period.

The following table sets forth the computation of the Company’s basic and diluted net loss per share for the periods presented (in thousands, except share and per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(2,251)	$(253)	$(2,157)	$(313)
Weighted average common shares used in computing net loss per share, basic and diluted	33,386,200	32,764,553	33,131,087	32,612,956
Net loss per share, basic and diluted	$(0.07)	$(0.01)	$(0.07)	$(0.01)

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

There was no dilutive effect for the outstanding awards for the three and six months ended June 30, 2021 and 2020, as the Company reported net loss for all periods presented. However, if the Company had net income for the three and six months ended June 30, 2021, the potentially dilutive securities included in earnings per share computation would have been 12,544,774. If the Company had net income for the three and six months ended June 30, 2020, the potentially dilutive securities included in earnings per share computation would have been 2,663,715.

Total outstanding potentially dilutive securities were comprised of the following:

	As of June 30,
	2021	2020
Stock options	171,703	171,703
Warrants	—	1,289,378
Unvested restricted stock	—	270,660
Convertible notes	12,373,071	931,974
Total common stock equivalents	12,544,774	2,663,715

Note 12. Income Taxes

The Company recorded a tax provision of $7,000 and $22,000 for the three months ended June 30, 2021 and 2020, respectively, and $7,000 and $44,000 for the six months ended June 30, 2021 and 2020, respectively.

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

Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of June 30, 2021.

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

Revenue, net by geography is based on the company addresses of the customers. The following table sets forth revenue, net by geographic area (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Revenue, net:
United States	$9,050	$13,514	$18,562	$25,361
International	5,858	3,479	9,467	7,863
Total revenue, net	$14,908	$16,993	$28,029	$33,224

The MusclePharm brands are marketed across major global retail distribution channels. Below is a table of revenue, net by our major distribution channel (in thousands):

	For the Three Months Ended June 30,
	2021	% of Total	2020	% of Total
Distribution Channel
Specialty	$9,983	67%	$8,933	53%
International	1,775	12%	3,479	20%
FDM	3,150	21%	4,581	27%
Total	$14,908	100%	$16,993	100%

	For the Six Months Ended June 30,
	2021	% of Total	2020	% of Total
Distribution Channel
Specialty	$17,055	61%	$16,969	51%
International	6,148	22%	7,863	24%
FDM	4,826	17%	8,392	25%
Total	$28,029	100%	$33,224	100%

Note 14. Subsequent Events

Related-Party Refinanced Convertible Note

On August 13, 2021 the Company and Ryan Drexler agreed to extend the November 2020 Convertible Note through July 14, 2022. The amendment did not change any terms of the agreement other than the maturity date.

Related Party Secured Revolving Promissory Note

On August 13, 2021, the Company issued to Ryan Drexler (the “Holder”) a convertible secured promissory note (the “August 2021 Convertible Note”) in the original principal amount of $2,457,549.

The August 2021 Convertible Note bears interest at the rate of 12% per annum. Interest payments are due on the last day of each calendar quarter. At the Company’s option (as determined by its independent directors), the Company may repay up to one sixth of any interest payment by either adding such amount to the principal amount of the August 2021 Convertible Note or by converting such interest amount into an equivalent amount of the Company’s common stock, $0.001 par value per share (the “Common Stock”). Any interest not paid when due shall be capitalized and added to the principal amount of the August 2021 Convertible Note and bear interest on the applicable interest payment date along with all other unpaid principal, capitalized interest, and other capitalized obligations. Both the principal and any accrued but unpaid interest under the August 2021 Convertible Note will be due on July 14, 2022, unless converted or repaid earlier.

The Holder may, at any time, and from time to time, upon written notice to the Company, convert the outstanding principal and accrued interest into shares of Common Stock, at a conversion price equal to the closing price of the common stock on October 15, 2021. The Company may prepay the August 2021 Convertible Note by giving the Holder between 15 and 60 days’ notice depending upon the specific circumstances, subject to the Holder’s conversion right.

The August 2021 Convertible Note contains customary events of default, including, among others, the failure by the Company to make a payment of principal or interest when due. Following an event of default, at the option of the Holder and upon written notice to the Company, or automatically under certain circumstances, all outstanding principal and accrued interest will become due and payable. The August 2021 Convertible Note also contains customary restrictions on the ability of the Company to, among other things, grant liens or incur indebtedness other than certain obligations incurred in the ordinary course of business. The restrictions are also subject to certain additional qualifications and carveouts, as set forth in the August 2021 Convertible Note. The August 2021 Convertible Note is subordinated to certain other indebtedness of the Company.

Secured Borrowing Arrangement

On July 26, 2021, Prestige advanced the Company $1 million with a six month term and a 15% interest rate. In addition, there was an accommodation fee equal to 1% of the amount advanced plus 18,750 stock options.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2021 to the Three Months Ended June 30, 2020 ($ in thousands):

	For the Three Months Ended June 30,
	2021	2020	$ Change	% Change
Revenue, net	$14,908	$16,993	$(2,085)	(12)%
Cost of revenue	12,728	12,009	719	6
Gross profit	2,180	4,984	(2,804)	(56)
Operating expenses:
Advertising and promotion	145	188	(43)	(23)
Salaries and benefits	1,181	1,774	(593)	(33)
Selling, general and administrative	2,115	1,807	306	17
Professional fees	482	865	(383)	(44)
Total operating expenses	3,923	4,634	(713)	(15)
Income from operations	(1,743)	350	(2,091)	(597)
Other expense:
Interest and other expense, net	(501)	(581)	80	(14)
Income (loss) before provision for income taxes	(2,244)	(231)	(2,011)	(871)
Provision for income taxes	7	22	(15)	(68)
Net income (loss)	$(2,251)	$(253)	$(1,996)	(789)%

Comparison of the Six Months Ended June 30, 2021 to the Six Months Ended June 30, 2020 ($ in thousands):

	For the Six Months Ended June 30,
	2021	2020	$ Change	% Change
Revenue, net	$28,029	$33,224	$(5,195)	(16)%
Cost of revenue	22,160	23,431	(1,271)	(5)
Gross profit	5,869	9,793	(3,924)	(40)
Operating expenses:
Advertising and promotion	489	313	176	56
Salaries and benefits	2,229	3,455	(1,226)	(35)
Selling, general and administrative	3,512	3,718	(208)	(6)
Professional fees	1,109	1,406	(297)	(21)
Total operating expenses	7,339	8,892	(1,555)	(21)
Income from operations	(1,470)	901	(2,369)	(263)
Other expense:
Interest and other expense, net	(680)	(1,170)	490	(42)
Income (loss) before provision for income taxes	(2,148)	(269)	(1,879)	(699)
Provision for income taxes	7	44	(37)	(84)
Net income (loss)	$(2,157)	$(313)	$(1,842)	(588)%

The following table presents our operating results as a percentage of revenue, net for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Revenue, net	100%	100%	100%	100%
Cost of revenue	85	71	79	71
Gross profit	15	29	21	29
Operating expenses:
Advertising and promotion	1	1	2	1
Salaries and benefits	8	10	8	10
Selling, general and administrative	14	11	13	11
Professional fees	3	5	4	4
Total operating expenses	26	27	26	26
Gain (loss) from operations	(12)	2	(5)	3
Other income (expense):
Interest and other expense, net	(3)	(3)	(2)	(4)
Loss before provision for income taxes	(15)	(1)	(8)	(1)
Provision for income taxes	—	—	—	—
Net loss	(15)%	(1)%	(8)%	(1)%

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

The MusclePharm brands are marketed across major global retail distribution channels. Below is a table of revenue, net by distribution channel (in thousands):

	For the Three Months Ended June 30,
	2021	% of Total	2020	% of Total
Distribution Channel
Specialty	$9,983	67%	$8,933	53%
International	1,775	12%	3,479	20%
FDM	3,150	21%	4,581	27%
Total	$14,908	100%	$16,993	100%

	For the Six Months Ended June 30,
	2021	% of Total	2020	% of Total
Distribution Channel
Specialty	$17,055	61%	$16,969	51%
International	6,148	22%	7,863	24%
FDM	4,826	17%	8,392	25%
Total	$28,029	100%	$33,224	100%

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

Revenue, net decreased $2.1 million, or 12%, to $14.9 million for the three months ended June 30, 2021, compared to $17.0 million for the three months ended June 30, 2020. Revenue, net for the three months ended June 30, 2021 decreased primarily due to industry wide supply shortages on components and protein, which delayed production of our products.

Discounts and sales allowances decreased to 11% of gross revenue, or $1.9 million, for the three months ended June 30, 2021, from 17% of gross revenue, or $3.6 million for the same period in 2020. The reduction in discounts as a percent of gross revenue was due to changes in customer mix and discretionary promotional activity.

During the three months ended June 30, 2021 and 2020, our largest customer accounted for approximately 55% and 43% of our revenue, net, respectively.

Revenue, net decreased $5.2 million, or 16%, to $28.0 million for the six months ended June 30, 2021, compared to $33.2 million for the six months ended June 30, 2020. Revenue, net for the six months ended June 30, 2021 decreased primarily due to industry wide supply shortages on components and protein, which delayed production of our products.

Discounts and sales allowances decreased to 11% of gross revenue, or $4.3 million, for the six months ended June 30, 2021, from 27% of gross revenue, or $7.6 million for the same period in 2020. The reduction in discounts as a percent of gross revenue was due to changes in customer mix and discretionary promotional activity.

During the six months ended June 30, 2021 and 2020, our largest customer accounted for approximately 43% and 33% of our revenue, net, respectively.

Cost of Revenue and Gross Profit

Cost of revenue for MusclePharm products is directly related to the production, manufacturing, and freight-in of the related products purchased from third party contract manufacturers. We primarily use contract manufacturers to drop ship products directly to our customers.

Our gross profit fluctuates primarily due to several factors, including sales incentives, new product introductions and upgrades to existing product lines, changes in customer and product mixes, the mix of product demand, shipment volumes, our product costs, and pricing.

Costs of revenue increased 6%, despite the decrease in sales volume, to $12.7 million for the three months ended June 30, 2021, compared to $12.0 million for the same period in 2020. This increase was due to increased commodity costs, specifically protein, the prices of which have risen significantly year over year, along with increased freight costs. Gross profit for the three months ended June 30, 2021 decreased 15% to $2.2 million, compared to $5.0 million for the same period in 2020. Gross profit was 15% of revenue, net for the three months ended June 30, 2021 compared to 29% of revenue, net for the same period in 2020. Negatively impacting the gross profit percentage were higher commodity prices, specifically for protein and freight costs.

Costs of revenue decreased 5% to $22.2 million for the six months ended June 30, 2021, compared to $23.4 million for the same period in 2020. This decrease was due to lower sales volume along with increased commodity costs, specifically protein, prices of which have risen significantly year over year, along with increased freight costs. Gross profit for the six months ended June 30, 2021 decreased 21% to $5.9 million, compared to $9.8 million for the same period in 2020. Gross profit was 21% of revenue, net for the six months ended June 30, 2021 compared to 29% of revenue, net for the same period in 2020. Negatively impacting the gross profit percentage were higher commodity, specifically for protein and freight costs.

Operating Expenses

Advertising and Promotion

Our advertising and promotion expense consists primarily of expenses related to club demonstrations, print and online advertising, trade shows and strategic partnerships with athletes and sports teams. Historically, advertising and promotions were a large part of both our growth strategy and brand awareness, in particular strategic partnerships with sports athletes and fitness enthusiasts through endorsements, licensing, and co-branding agreements. Additionally, we co-developed products with sports athletes and teams. In connection with our restructuring plan, we terminated the majority of these contracts in a strategic shift away from such costly arrangements and moved toward more cost-effective programs, including digital advertising, ambassador programs and sampling/promotional materials.

Advertising and promotion expense decreased 23% to $0.1 million for the three months ended June 30, 2021, or 1% of revenue, net compared to $0.2 million, or 1% of revenue, net for the same period in 2020. The decrease for 2021 is related to decreased marketing expenses.

Advertising and promotion expense increased 56% to $0.5 million for the six months ended June 30, 2021, or 2% of revenue, net compared to $0.3 million, or 1% of revenue, net for the same period in 2020. The increase for 2021 is related to increased demonstrations and sampling due to the launch of a new flavor for our performance powders with one of our largest customers during the first quarter of 2021.

Salaries and Benefits

Salaries and benefits consist primarily of salaries, bonuses, benefits, and stock-based compensation. Personnel costs are a significant component of our operating expenses.

Salaries and benefits decreased 16% to $1.2 million, or 7% of revenue, net for the three months ended June 30, 2021 compared to $1.8 million, or 10% of revenue, net for the same period in 2020 primarily due to a reduction in headcount as we have focused on reducing operating costs.

Salaries and benefits decreased 37% to $2.2 million, or 7% of revenue, net for the six months ended June 30, 2021 compared to $3.5 million, or 10% of revenue, net for the same period in 2020 primarily due to a reduction in headcount as we have focused on reducing operating costs.

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

Selling, general and administrative expenses increased 17% to $2.1 million, or 14% of revenue, net for three months ended June 30, 2021, compared to $1.8 million, or 11% of revenue, net for the same period in 2020 primarily due to an increase in bad debt reserves, partially offset by reduction in board member compensation and office expenses associated with closure of headquarters and warehouses.

Selling, general and administrative expenses decreased 5% to $3.5 million, or 13% of revenue, net for six months ended June 30, 2021, compared to $3.7 million, or 11% of revenue, net for the same period in 2020 primarily due to a reduction in board member compensation and office expenses associated with closure of headquarters and warehouses, partially offset by an increase in bad debt reserves.

Professional Fees

Professional fees consist primarily of legal fees, accounting and audit fees, consulting fees, which includes both cash and stock-based compensation, and investor relations costs.

Professional fees decreased 44% to $0.5 million, or 3% of revenue, net for the three months ended June 30, 2021, compared to $0.9 million, or 5% of revenue, net for the same period in 2020 primarily due to the deceased costs in consulting fees.

Professional fees decreased 21% to $1.1 million, or 4% of revenue, net for the six months ended June 30, 2021, compared to $1.4 million, or 4% of revenue, net for the same period in 2020 primarily due to decreased consulting fees.

Interest and other expense, net

For the three months ended June 30, 2021 and 2020, “Interest and other expense, net” consisted of the following (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020

Interest expense, related party	$(147)	$(76)	$(282)	$(152)
Interest expense, other	(235)	(175)	(443)	(332)
Interest expense, secured borrowing arrangement	(258)	(383)	(424)	(748)
Foreign currency transaction loss	34	16	32	(18)
Other	105	74	438	167
Total interest and other expense, net	$(501)	$(544)	$(679)	$(1,083)

“Other” includes sublease income.

Net interest and other expense for the three months ended June 30, 2021 decreased 14%, or $0.1 million, compared to the same period in 2020. The decrease is primarily related to reduced interest expense for secured borrowing arrangements, partially offset by an increase in interest expense for related party and other debt.

Net interest and other expense for the six months ended June 30, 2021 decreased 42%, or $0.4 million, compared to the same period in 2020. The decrease is primarily due to reduced interest expense for secured borrowing arrangements, partially offset by an increase in interest expense for related party and other debt.

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

Liquidity and Capital Resources

The Company has incurred significant losses and experienced negative cash flows since inception. As of June 30, 2021, the Company had cash of $1.0 million, a decline of $1.0 million from the December 31, 2020 balance of $2.0 million. As of June 30, 2021, we had a working capital deficit of $22.8 million, a stockholders’ deficit of $26.3 million and an accumulated deficit of $194.8 million resulting from recurring losses from operations. As a result of our history of losses and financial condition, there is substantial doubt about our ability to continue as a going concern. For financial information concerning more recent periods, see our reports for such periods filed with the SEC.

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

During the fourth quarter of 2019, the Company focused on cost containment and improving gross margins by focusing on customers with higher margins, reducing product discounts and promotional activity, along with reducing the number of SKU’s and negotiate pricing for raw materials. These steps improved gross margins in the fourth quarter of 2019 and this trend has continued through June 30, 2021. However, with the recent increases in commodity prices, the company’s gross margins have been impacted and will continue to be impacted unless commodity prices return the same levels that were seen in 2020.

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

The Company believes with the launch of its new energy products, reductions in operating costs and continued focus on gross profit and top line sales growth will allow it to ultimately achieve sustained profitability, however, the Company can give no assurances that this will occur. In addition, the cost to launch new energy products along with the recent increase in the cost of protein may have a material impact on the Company’s profitability, as well as the ability of our third-party manufacturers to meet our customers’ demands. Although, the Company believes entering the functional energy space will help to increase sales and gross margin, and reduce exposure to commodity prices, the Company can give no assurances that this will occur.

Management believes reductions in operating costs and continued focus on gross profit will allow us to ultimately achieve profitability, however, the Company can give no assurances that this will occur. To manage cash flow, we have entered into numerous financing arrangements outlined in “Note 8. Debt” to the Notes to Consolidated Financial Statements (unaudited) contained herein.

Our net consolidated cash flows are as follows (in thousands):

	For the Six Months Ended June 30,
	2021	2020
Consolidated Statements of Cash Flows Data:
Net cash (used in) provided by operating activities	$(899)	$1,191
Net cash (used in) provided by investing activities	(3)	11
Net cash used in financing activities	(85)	(1,521)
Net change in cash	$(987)	$(319)

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

Cash used in operating activities decreased by $2.1 million for the period ended June 30, 2021 to $0.9 million compared to cash provided by operations of $1.2 million for 2020.

During the six months ended June 30, 2021, the primary change in net operating assets and liabilities was primarily the result of a net loss of $2.2 million, partially offset by non-cash items of amortization, bad debt expense and stock-based compensation, along with decreases in prepaid and other assets and increases in accounts payable and accrued liabilities.

During the six months ended June 30, 2020, the net cash provided by operating activities of $1.2 million primarily relates to net loss of $0.3 million, offset by non-cash items of amortization, bad debt expense, and stock-based compensation, along with decreases in prepaid and other assets.

Investing Activities

During the six months ended June 30, 2021, cash used was for the purchase of computer equipment. During the six months ended June 30, 2020, we received $11,000 of proceeds from the disposal of property and equipment.

Financing Activities

Cash used in financing activities for the six months ended June 30, 2021 was $0.1 million. During the six months ended June 30, 2021 cash used in financing activities was for repayments on secured borrowing arrangement, offset by proceeds from line of credit.

Cash used in financing activities for the six months ended June 30, 2020 was $1.5 million. During the six months ended June 30, 2020 cash used in financing activities was for repayment of secured borrowing arrangements.

Indebtedness Agreements

For information regarding our indebtedness agreements, see “Note 8. Debt” to the Notes to Consolidated Financial Statements (unaudited) contained herein.

Contingencies

For information regarding contingencies, see “Note 9. Commitments and Contingencies” to the Notes to Consolidated Financial Statements (unaudited) contained herein.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2021.

Non-GAAP Adjusted EBITDA

In addition to disclosing financial results calculated in accordance with U.S. GAAP, this Quarterly Report on Form 10-Q discloses Adjusted EBITDA, which is net loss adjusted for items such as stock-based compensation, gain or loss on disposal of property and equipment, (gain) loss on settlements, interest and other expense, net, depreciation of property and equipment, amortization of intangible assets, provision for doubtful accounts and provision for income taxes.

Management uses Adjusted EBITDA as a supplement to U.S. GAAP measures to further evaluate period-to-period operating performance, as well as the Company’s ability to meet future working capital requirements. The exclusion of non-cash charges, including stock-based compensation gain on disposal of property and equipment, depreciation of property and equipment, amortization of intangible assets, provision for doubtful accounts and provision for income taxes, is useful in measuring the Company’s cash available for operations and performance of the Company. Management believes these non-U.S. GAAP measures will provide investors with important additional perspectives in evaluating the Company’s ongoing business performance.

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

Set forth below are reconciliations of our reported U.S. GAAP net loss to Adjusted EBITDA (in thousands):

	For the Three Months ended	For the Three Months ended	For the Six Months ended	For the Six Months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

Net Loss	$(2,251)	$(253)	$(2,157)	$(313)

Non-GAAP adjustments:
Stock-based compensation	308	79	308	179
Gain on disposal of property and equipment	—	—	—	(11)
(Gain) loss on settlements	29	—	(171)	—
Interest and other expense, net	606	618	1,118	1,248
Depreciation and amortization of property and equipment	3	42	6	105
Amortization of intangible assets	80	80	160	160
Provision for doubtful accounts	338	110	327	121
Provision for income taxes	7	22	7	44

Adjusted EBITDA	$(880)	$698	$(402)	$1,533

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

There have been no material changes to our critical accounting policies and estimates, except for the following:

Stock-based compensation

Determining the appropriate fair value model and calculating the fair value of stock-based awards requires estimates and judgments. Our stock-based compensation is a “critical accounting estimate” because changes in the assumptions used to develop estimates of fair value or the requisite service period could materially affect key financial measures, including income (loss) from operations and net income (loss).

We use the Black-Scholes valuation model to calculate the fair value of performance-based stock options. The value is recognized as expense over the derived requisite service period beginning in the period in which they are deemed probable to vest. Vesting probability is assessed based upon certain factors and requires significant judgment.

The expected term of options granted is estimated based on a number of factors, including the vesting and expiration terms of the award and the historical volatility of our common stock. The risk-free interest rate is determined based upon a constant U.S. Treasury security rate with a contractual life that approximates the expected term of the option award.

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

The investigatory adjustments are further described in Note 16, “Changes and Correction of Errors in Previously Reported Consolidated Financial Statements” located in Item 8 of the 2019 Annual Report on Form 10-K.

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

(ii) Evaluation of disclosure controls and procedures

The principal executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures as of June 30, 2021. Based on this evaluation, they concluded that because of the material weaknesses in our internal control over financial reporting discussed below, the disclosure controls and procedures were not effective as required under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

Remediation

Our remedial actions to date and remediation plans to be undertaken in response to the findings of the Audit Committee’s investigation and the material weaknesses on internal control over financial reporting and our conclusions reached in evaluating the effectiveness of our disclosure controls and procedures and internal controls over financial reporting as of June 30, 2021, are described below.

●	Terminations and reprimands

The Company terminated certain employees directly responsible in the deliberate inappropriate conduct and other employees received written reprimands as a result of their behavior.

●	Implementation of enhanced quarterly cut-off procedures

The Company has implemented internal controls and procedures to conduct enhanced revenue recognition cut-off testing on a quarterly basis.

The Company also improved cut-off in regard to the Company’s inventory as inventory is currently maintained and controlled either by third-part manufacturers, or in a Company warehouse operated by a third-party logistics provider. This allows the Company to use inventory counts provided by independent third parties.

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

The Company implemented a senior leadership reorganization to strengthen the Company’s leadership team and set the company up for long term profitable growth. During 2021, the Company hired an experienced President and Chief Financial Officer with a Fortune 500 c-suite background and an experienced VP, Controller with public company reporting expertise and experience remediating material weaknesses. In addition, the Company promoted from within an SVP of sales.

●	Establishment of a disclosure committee

The Company is currently implementing a disclosure committee, which it expects to put in place during the third quarter of 2021, to assist the Chief Executive Officer and Chief Financial Officer in preparing the disclosures required by U.S. GAAP and U.S. Securities and Exchange Committee (SEC) rules and to help ensure that the Company’s disclosure controls and procedures are properly implemented.

●	Enhancing the internal compliance function, and authorizing management to retain the appropriate individual or individuals.

As part of the senior leadership reorganization referred to above, the Company is evaluating outside firms to assist in the process of revamping its internal control documentation and testing. In addition, the Company will continue to review the qualifications of our internal financial organization to ensure our personnel have the appropriate technical and SOX related expertise.

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

We expect that our remediation efforts, including design and implementation, will continue through fiscal year 2021. In particular, as noted above, the Company has implemented enhanced controls regarding sales cut-off, as well as customer discounts.

Due to the considerable time and effort management of the Company undertook in order to bring its delinquent filings current, which was completed on November 24, 2020, along with turnover within the finance department and despite ongoing remediation efforts through the second quarter of 2021, the Company was not able to complete a majority of its remediation efforts during the period ended June 30, 2021.

Other than the ongoing remediation efforts described above, there have been no changes during the quarter ended June 30, 2021 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

Notwithstanding the material weaknesses described in this Item 4, our management has concluded that the consolidated financial statements and related financial information included in this Quarterly Report on Form 10-Q presents fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP. Management’s position is based on a number of factors, including, but not limited to:

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding legal proceedings, see Note 9 to the Notes to Consolidated Financial Statements (unaudited) contained herein, which is incorporated by reference into this part II, Item 1.

Item 1A. Risk Factors

The information to be reported under this Item is not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We have not made any repurchases of our common stock during the second quarter of 2021.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None

Item 6. Exhibit Index

Incorporated by Reference
Exhibit No.	Description	Form	SEC File Number	Exhibit	Filing Date

10.1**	Letter agreement, dated May 12, 2021 between the Company and Joseph Cannata.

31.1**	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2***	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following materials from MusclePharm Corporation’s quarterly report on Form 10-Q for the three months ended March 31, 2021 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statement of Changes in Stockholders’ Deficit; (v) the Consolidated Statements of Cash Flows; and (vi) related notes to these financial statements.

**	Filed herewith
***	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MUSCLEPHARM CORPORATION

Date: August 16, 2021	By:	/s/ Sabina Rizvi
	Name:	Sabina Rizvi
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

