Form 10-Q
period 2021-09-30
MusclePharm Corp
filed 2021-11-17
CIK 1415684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2021 or

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

Number of shares of the registrant’s common stock outstanding at November 15, 2021: 33,386,200 (excludes 875,621 shares of common stock held in treasury).

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MusclePharm Corporation

Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash	$384	$2,003
Accounts receivable, net of allowances of $207 and $3,407 at September 30, 2021 and December 31, 2020, respectively	7,332	7,488
Inventory, net	1,589	1,032
Prepaid expenses and other current assets	1,538	1,341
Total current assets	10,843	11,864
Property and equipment, net	7	13
Intangible assets, net	115	356
Operating lease right-of-use assets	271	474
Other assets	75	295
TOTAL ASSETS	$11,311	$13,002
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Obligation under secured borrowing arrangement	$6,090	$7,098
Line of credit	-	743
Operating lease liability, current	446	381
Convertible notes with a related party, net of discount	5,329	2,872
Accounts payable	18,770	14,719
Accrued and other liabilities	6,928	6,194
Total current liabilities	37,563	32,007
Operating lease liability, long-term	-	343
Other long-term liabilities	3,561	5,071
Total liabilities	41,124	37,421
Commitments and contingencies (Note 9)
Stockholders’ deficit:
Common stock, par value of $0.001 per share; 100,000,000 shares authorized, 34,261,821 and 33,980,905 shares issued as of September 30, 2021 and December 31, 2020, respectively; 33,386,200 and 33,105,284 shares outstanding as of September 30, 2021 and December 31, 2020, respectively	32	32
Additional paid-in capital	178,955	178,261
Treasury stock, at cost; 875,621 shares	(10,039)	(10,039)
Accumulated deficit	(198,761)	(192,673)
TOTAL STOCKHOLDERS’ DEFICIT	(29,813)	(24,419)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$11,311	$13,002

The accompanying notes are an integral part of these Consolidated Financial Statements.

MusclePharm Corporation

Consolidated Statements of Operations

(In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenue, net	$11,971	$16,085	$40,000	$49,309
Cost of revenue	11,942	11,073	34,102	34,504
Gross profit	29	5,012	5,898	14,805
Operating expenses:
General and administration	2,453	3,586	7,609	11,001
Selling and promotion	1,012	623	3,195	2,100
Impairment of intangible assets	-	167	-	167
Total operating expenses	3,465	4,376	10,804	13,268
Income (loss) from operations	(3,436)	636	(4,906)	1,537
Other (expense) income:
Loss on settlement obligation	-	-	-	(87)
Interest and other income (expense), net	(465)	(456)	(1,144)	(1,539)
Gain on settlement of payables	-	518	-	518
Income (loss) before provision for income taxes	(3,901)	698	(6,050)	429
Provision for income taxes	32	20	40	64
Net income (loss)	$(3,933)	$678	$(6,090)	$365

Net income (loss) per share, basic	$(0.12)	$0.02	$(0.18)	$0.01
Net income (loss) per share, diluted	$(0.12)	$0.01	$(0.18)	$0.01

Weighted average shares used to compute net income (loss) per share, basic	33,386,200	33,008,189	33,134,933	32,746,147
Weighted average shares used to compute net income (loss) per share, diluted	33,386,200	49,097,595	33,134,933	48,835,553

The accompanying notes are an integral part of these Consolidated  Financial Statements.

MusclePharm Corporation

Consolidated Statements of Changes in Stockholders’ Deficit

(In thousands, except share data)

(Unaudited)

			Additional			Total
	Common Stock		Paid-in	Treasury	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Deficit	Deficit
Balance - December 31, 2019	33,000,412	$32	$177,914	$(10,039)	$(195,858)	$(27,952)
Stock-based compensation	-	-	100	-	-	100
Issuance of shares of common stock related to the payment of advertising services	101,454	-	47	-	-	47

Net Income (loss)	-	-	-	-	(60)	(60)
Balance - March 31, 2020	33,101,866	$32	$178,061	$(10,039)	$(195,918)	$(27,865)
Stock-based compensation	-	-	79	-	-	79
Issuance of shares of common stock related to the payment of advertising services	28,173	-	69	-	-	69
Net loss	-	-	-	-	(253)	(253)
Balance – June 30, 2020	33,130,039	32	178,209	(10,039)	(196,171)	(27,970)
Stock-based compensation	-	-	27	-	-	27
Net Income	-	-	-	-	678	678
Balance – September 30, 2020	33,130,039	$32	$178,236	$(10,039)	$(195,493)	$(27,265)

The accompanying notes are an integral part of these Consolidated Financial Statements.

MusclePharm Corporation

Consolidated Statements of Changes in Stockholders’ Deficit

(In thousands, except share data)

(Unaudited)

			Additional			Total
	Common Stock		Paid-in	Treasury	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Deficit	Deficit
Balance - December 31, 2020	33,105,284	$32	$178,261	$(10,039)	$(192,673)	$(24,419)
Stock-based compensation	280,916	-	-	-	-	-
Net income	-	-	-	-	94	94
Balance - March 31, 2021	33,386,200	$32	$178,261	$(10,039)	$(192,579)	$(24,325)
Stock-based compensation	-	-	308	-	-	308
Net loss	-	-	-	-	(2,251)	(2,251)
Balance - June 30, 2021	33,386,200	$32	$178,569	$(10,039)	$(194,828)	$(26,266)
Stock-based compensation	-	-	386	-	-	386
Net loss	-	-	-	-	(3,933)	(3,933)
Balance – September 30, 2021	33,386,200	$32	$178,955	$(10,039)	$(198,761)	$(29,813)

The accompanying notes are an integral part of these Consolidated Financial Statements.

MusclePharm Corporation

Consolidated Statements of Cash Flows

(In thousands, except share and per share data)

	Nine Months Ended
	September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$(6,090)	$365
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization of property and equipment	9	130
Amortization of intangible assets	240	240
Bad debt expense	326	174
Gain on disposal of property and equipment	-	(176)
Gain on settlement of payables	-	(518)
Inventory loss provision	1	(115)
Stock-based compensation	694	206
Issuance of common stock to non-employees	-	116
Impairment of operating lease right-of-use assets	-	167
Changes in operating assets and liabilities:
Accounts receivable, net	(169)	(572)
Inventory	(557)	3,347
Prepaid expenses and other current assets	(197)	36
ROU and other assets	423	429
Accounts payable and accrued liabilities	2,854	(1,259)
Net cash (used in) provided by operating activities	(2,466)	2,570
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3)	(4)
Proceeds from disposal of property and equipment	-	220
Net cash (used in) provided by investing activities	(3)	216
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment to line of credit	(528)	(2,452)
Proceeds from line of credit	2,192	-
Proceeds from secured borrowing arrangement, net of reserves	38,247	32,762
Payments to secured borrowing arrangement, net of fees	(39,255)	(34,289)
Proceeds from shareholder’s loan	49	-
Proceeds from issuance of Paycheck Protection Program Loan	-	965
Repayment of finance lease obligations	-	(54)
Proceeds of notes payable	145	-
Repayment of notes payables	-	(165)
Net cash (used in) provided by financing activities	850	(3,233)

NET CHANGE IN CASH	(1,619)	(447)
CASH — BEGINNING OF PERIOD	2,003	1,532
CASH — END OF PERIOD	$384	$1,085
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for Interest	$1,153	$522

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

The Company has historically incurred significant losses and experienced negative cash flows since inception. As of September 30, 2021, the Company had cash of $0.4 million, a decline of $1.6 million from the December 31, 2020 balance of $2.0 million. As of September 30, 2021, the Company had a working capital deficit of $26.7 million, a stockholders’ deficit of $29.8 million and an accumulated deficit of $199 million resulting from recurring losses from operations. As a result of our history of losses and financial condition, there is substantial doubt about our ability to continue as a going concern.

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

In 2021, the Company announced its entrance into the functional energy space with its partnership with a former Rockstar Energy executive. The Company launched three flavors of MP Combat Energy in September for domestic distribution and three additional flavors for international distribution. The Company believes with the launch of its new energy products, reductions in operating costs and continued focus on gross profit and top line sales growth will allow it to ultimately achieve sustained profitability. However, the Company can give no assurances that this will occur, especially with the cost to launch new energy products along with the recent increase in the cost of protein, which may have a material impact on the Company’s profitability. Additionally, the Company’s profitability may be materially impacted by the ability of our third-party manufacturers to meet our customers’ demands. Although, the Company believes entering the functional energy space will help to increase sales and gross margin, and reduce exposure to commodity prices, the Company can give no assurances that this will occur. To manage cash flow, the Company has entered into multiple financing arrangements.

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

The Company’s management believes the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position as of September 30, 2021, results of operations for the three and nine months ended September 30, 2021 and 2020, and cash flows for the nine months ended September 30, 2021 and 2020. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ended December 31, 2021.

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

For the three and nine months ended September 30, 2021, the Company incurred $0.4 million and $1.4 million, respectively, of inbound shipping and handling costs. For the three and nine months ended September 30, 2020, the Company incurred $0.2 million and $0.9 million, respectively, of inbound shipping and handling costs. Shipping and handling costs related to inbound purchases of raw material and finished goods are included in cost of revenue in our consolidated statements of operations.

For the three and nine months ended September 30, 2021, the Company incurred $0.7 million and $2.3 million, respectively, of shipping and handling costs related to shipments to our customers. For the three and nine months ended September 30, 2020, the Company incurred $0.6 million and $1.7 million, respectively, of shipping and handling costs related to shipments to our customers. Shipping and handling costs related to shipments to our customers is included in “Selling, general and administrative” expense in our consolidated statements of operations.

Sales Discounts and Returns

The Company excludes from its revenue any amounts collected from customers for sales (and similar) taxes. During the three months ended September 30, 2021 and 2020, the Company recorded discounts, and to a lesser degree, sales returns, totaling $1.9 million and $4.1 million, respectively, which accounted for 13.9% and 20.4% of gross revenue in each period, respectively.

During the nine months ended September 30, 2021, and 2020, the Company recorded discounts, and to a lesser degree, sales returns, totaling $6.3 million and $11.7 million, respectively, which accounted for 13.5% and 19.1% of gross revenue in each period, respectively.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The Company maintains its cash balance at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. There was an aggregate uninsured cash balance of $0.1 million as of September 30, 2021. Management believes the financial risk associated with these balances is minimal and has not experienced any losses to date.

Significant customers are those that represent more than 10% of the Company’s revenue, net or accounts receivable for each period presented.

For the three months ended September 30, 2021, the Company had one customer who individually accounted for 50% of net revenue. For the nine months ended September 30, 2021, the Company had three customers who individually accounted for 44%, 12%, and 11% of net revenue. Two customers accounted for 51%, 10% of accounts receivable, net as of September 30, 2021.

For the three months ended September 30, 2020, the Company had two customers who individually accounted for 46% and 10% of net revenue. For the nine months ended September 30, 2020, the Company had three customers who individually accounted for 37%, 19% and 13% of net revenue. Three customers accounted for 37%, 20% and 11% of accounts receivable, net as of September 30, 2020.

The Company uses a limited number of non-affiliated suppliers for contract manufacturing of its products. For the three months ended September 30, 2021, the Company had three suppliers who individually accounted for approximately 19%, 16% and 12% of its purchases with contract manufacturers and raw material providers. For the nine months ended September 30, 2021, the Company had three suppliers who individually accounted for approximately 22%, 17% and 15% of its purchases with contract manufacturers and raw material providers. Three vendors accounted for 26%, 19%, 10% of accounts payable as of September 30, 2021.

For the three months ended September 30, 2020, the Company had two suppliers who individually accounted for approximately 37% and 10% of its purchases with contract manufacturers and raw material providers. For the nine months ended September 30, 2020, the Company had three suppliers who individually accounted for approximately 26%, 23% and 22% of its purchases with contract manufacturers and raw material providers.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period financial statement presentations, including classification of certain labilities and operating expenses. These changes in presentation did not have a material impact on the Company’s financial condition or results of operations. The Company has updated its Consolidated Statements of Operations to be presented by function, which did not change total operating expenses or gross margins.

Note 3. Inventory

Inventory consisted solely of finished goods and raw materials used to manufacture our products by one of our co-manufacturers (in thousands):

	As of September 30, 2021	As of December 31, 2020
Raw materials	$754	$332
Finished goods, net	835	700
Inventory, net	$1,589	$1,032

Note 4. Accrued and Other Liabilities

As of September 30, 2021 and December 31, 2020, the Company’s accrued and other liabilities consisted of the following (in thousands):

	As of September 30, 2021	As of December 31, 2020
Accrued professional fees	$216	$242
Accrued interest	756	644
Accrued payroll and bonus	578	738
Settlements – short-term (Nutrablend and 4Excelsior)	2,230	2,005
Accrued expenses - ThermoLife	1,364	1,364
Accrued and other short-term liabilities	1,784	1,201
Accrued and other liabilities	$6,928	$6,194

Note 5. Interest and other income (expense), net

For the three and nine months ended September 30, 2021 and 2020, “Interest and other income (expense), net” consisted of the following (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020

Interest expense, related party	$(161)	$(76)	$(429)	$(228)
Interest expense, other	(235)	(249)	(693)	(581)
Interest expense, secured borrowing arrangement	(287)	(312)	(710)	(1,060)
Foreign currency transaction loss	(10)	(2)	22	(20)
Other income	228	183	666	350
Total interest and other expense, net	$(465)	$(456)	$(1,144)	$(1,539)

Note 6. Leases

A summary of the Company’s lease portfolio as of September 30, 2021 and December 31, 2020 is presented in the table below (in thousands):

	Balance Sheet Classification	September 30, 2021	December 31, 2020
Assets
Operating	ROU assets, net	$271	$474

Liabilities
Current liabilities:
Operating	Operating lease liability - current	$446	$381

Non-current liabilities:
Operating	Operating lease liability - long term	-	343
Total lease liabilities		$446	$724

Supplemental cash flow information related to leases was as follows:

	Nine months ended September 30, 2021	Nine months ended September 30, 2020
Cash paid for amounts included in the measurement of lease liabilities (in thousands):
Operating cash flows from operating leases	$277	$506
Operating cash flows from finance leases	-	1
Financing cash flows from finance leases	-	54

The weighted average remaining lease term was as follows:
Operating leases (in years)	1.0	1.8
Finance leases (in years)	-	-
The weighted average discount rate was as follows:
Operating leases	18%	18%
Finance leases	-	5%

Note 7. Other Long-Term Liabilities

As of September 30, 2021, and December 31, 2020, the Company’s other long-term liabilities consisted of the following (in thousands):

	As of September 30, 2021	As of December 31, 2020
Settlements – long-term (Nutrablend and 4Excelsior)	2,741	3,906
Paycheck Protection Program loan	820	965
Other	-	200
Other long-term liabilities	$3,561	$5,071

Note 8. Debt

Related-Party Refinanced Convertible Note

On November 29, 2020, the Company entered into a refinancing agreement with Mr. Ryan Drexler, the Company’s Chairman of the Board of Directors and Chief Executive Officer (the “November 2020 Refinancing”), in which the Company issued to Mr. Drexler a convertible secured promissory note (the “November 2020 Convertible Note”) in the original principal amount of $2,871,967  , which amended and restated a convertible secured promissory note dated as of August 21, 2020. The $2,871,967 million November 2020 Convertible Note bears interest at the rate of 12% per annum. Unless earlier converted or repaid, all outstanding principal and any accrued but unpaid interest under the November 2020 Convertible Note was due and payable on July 1, 2021; however, the Company and Mr. Drexler agreed to an extension until July 14, 2022. Any interest not paid when due shall be capitalized and added to the principal amount of the November 2020 Convertible Note and bear interest on the applicable interest payment date along with all other unpaid principal, capitalized interest, and other capitalized obligations.

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

The convertible note balance as of September 30, 2021 and December 31, 2020 was $2,871,967.

Related-Party Secured Revolving Promissory Note/Related-Party Convertible Note

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

On August 13, 2021, the Company issued to Ryan Drexler (the “Holder”) a convertible secured promissory note (the “August 2021 Convertible Note”) in the original principal amount of $2,457,549 and cancelled the Revolving Note.

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

The convertible note balance as of September 30, 2021 was $2,457,549 and December 31, 2020 was zero.

The revolver balance of September 30, 2021 was zero and December 31,2020 was $0.7 million

For the three months ended September 30, 2021 and 2020, interest expense related to the total related party debt was $0.2 million and $0.1 million respectively.

For the nine months ended September 30, 2021 and 2020, interest expense related to the total related party debt was $0.4 million and $0.2 million, respectively.

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

On June 14, 2021  , Prestige advanced the Company $1 million with a six-month term, 15% interest rate and 2% accommodation fee.

On July 26, 2021, Prestige advanced the Company $1 million with a six month term and a 15% interest rate. In addition, there was an accommodation fee equal to 1% of the amount advanced plus 18,750 stock options.

As of September 30, 2021, and December 31, 2020, the Company had outstanding borrowings under the secured borrowing arrangement (including the 2 advances) of approximately $6.1 million and $7.1 million, respectively.

On Oct 12th, the June 14th and July 26th Prestige $2 million advance was extended to the date of the termination of the $7.0 million senior secured note offering.

During the three months ended September 30, 2021 and 2020, the Company assigned to Prestige, accounts with an aggregate face amount of approximately $15 million and $14.6 million, respectively, for which Prestige paid to the Company approximately $12 million and $11.6 million, respectively, in cash. During the three months ended September 30, 2021 and 2020, $11.2 million and $11.6 million, respectively, was repaid to Prestige, including fees and interest.

During the nine months ended September 30, 2021 and 2020, the Company assigned to Prestige, accounts with an aggregate face amount of approximately $47.8 million and $41 million, respectively, for which Prestige paid to the Company approximately $38.2 million and $32.8 million, respectively, in cash. During the nine months ended September 30, 2021 and 2020, $39.3 million and $34.3 million, respectively, was repaid to Prestige, including fees and interest.

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

The Note is expected to mature on May 16, 2025. Payments were due by November 16, 2020 (the “Deferment Period”) and interest was accrued during the Deferment Period. However, the Flexibility Act, which was signed into law on June 5, 2020, extended the Deferment Period to the date that the forgiven amount is remitted by the United States Small Business Administration (“SBA”) to HSBF. The Company is in the process of filling out the forgiveness application form. As of September 30, 2021, the Company owed approximately $1.0 million (principal plus accrued interest), which $0.1 million is classified as “short-term” and the remaining amount is recorded within “Other long-term liabilities.”

On October 25th, 2021, the Company received a letter from HSBF notifying the Company that its SBA PPP loan has been forgiven in full by HSBF. The Company has $965K loan liability and $13K in accrued interest that will be eliminated from the general ledger in October.

Change Capital Holdings I, LLC Merchant and Purchase Agreement

On August 31, 2021 the company entered into a merchant receivables and purchase securities agreement with Change Capital Holdings I, LLC (“Change Capital”). The company received funding of $1 million for purchase of protein and other components. The agreement term is 1 year but can be paid back at any time.

On October 12th, 2021 the company repaid the outstanding balance to Change Capital Holdings I, LLC.

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

During the three months ended September 30, 2021 and 2020, the Company recorded a charge of $19,000 and $19,000, respectively and during the nine months ended September 30, 2021 and 2020, the Company recorded a charge of $57,000 and $57,000, respectively. This charge, representing imputed interest, is included in “Interest and other expense, net” in the Company’s consolidated statements of operations.

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

The Company agreed to issue Purchase Orders in a combined total amount of at least (i) $1,500,000 from September 1, 2020 through November 30, 2020; (ii) $1,800,000 from December 1, 2020 through February 28, 2021; (iii) $2,100,000 from March 31, 2021 through May 31, 2021; (iv) $2,100,000 from June 1, 2021 through August 31, 2021; and (v) $1,400,000 from September 1, 2021 through October 30, 2021. Beginning on November 1, 2021, the Company will be required to issue monthly Purchase Orders to Nutrablend in a minimum amount of $700,000 until the Owed Amount is paid in full to Nutrablend. In the event that the Company pays the Owed Amount in full before September 1, 2021, it’s entitled to a rebate on all completed Purchase Orders. Further, once the monthly payments, and any additional payments that the Company has made on the Owed Amount, reduce the outstanding balance of the Owed Amount to below $2.0 million, the Company is eligible for an extension of a line of credit from Nutrablend in an amount of up to $3.0 million.

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

As of September 30, 2021, the Company determined that approximately $1.1 million dollars of the Owed Amount was due within a year, and this amount was recorded in “Accrued and other liabilities” in the consolidated balance sheets. The present value of the remaining Owed Amount that was due after a year was $0.7 million, and the amount was recorded in “Other long-term liabilities” in the consolidated balance sheets. The Company made payments of $1.0 million as of September 30, 2021.

During the three and nine months ended September 30, 2021, the Company recorded interest of $0.1 million and $0.2 million, respectively. This charge, representing imputed interest, is included in “Interest and other expense, net” in the Company’s consolidated statements of operations.

On September 23, 2021, the Company entered into an Amendment to a Settlement Agreement that was originally entered into on September 25, 2020. Pursuant to the Amended Agreement, the Company is no longer obligated to issue Purchase Orders to Nutrablend as stated in the Settlement Agreement, which, as stated in the Form 8-K dated September 25, 2020, consisted of at least (i) $1,500,000 from September 1, 2020 through November 30, 2020; (ii) $1,800,000 from December 1, 2020 through February 28, 2021; (iii) $2,100,000 from March 1, 2021 through May 31, 2021; (iv) $2,100,000 from June 1, 2021 through August 31, 2021; and (v) $1,400,000 from September 1, 2021 through October 30, 2021. The Monthly Payments provision of the Settlement Agreement remains unchanged.

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

The Company determined that approximately $1.1 million dollars of the Settlement Amount was due within a year, and this amount was recorded in “Accrued and other liabilities” in the consolidated balance sheets. The present value of the remaining Settlement Amount that was due after a year was $2.0 million, and the amount was recorded in “Other long-term liabilities” in the consolidated balance sheets. The Company made payments of $0.8 million as of September 30, 2021.

During the three and nine months ended September 30, 2021, the Company recorded interest expense of $0.1 million and $0.3 million, respectively, in the consolidated statements of operations.

Contingencies

In the normal course of business or otherwise, the Company may become involved in legal proceedings. The Company will accrue a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. The accrual for a litigation loss contingency might include, for example, estimates of potential damages, outside legal fees and other directly related costs expected to be incurred. The Company provides disclosures for material contingencies when there is a reasonable possibility that a loss or an additional loss may be incurred. In assessing whether a loss is a reasonable possibility, the Company may consider the following factors, among others: the nature of the litigation, claim or assessment, available information, opinions or views of legal counsel and other advisors, and the experience gained from similar cases. As of September 30, 2021, the Company was involved in the following material legal proceedings described below.

ThermoLife International

In January 2016, ThermoLife International LLC (“ThermoLife”), a supplier of nitrates to the Company, filed a complaint against the Company in Arizona state court. ThermoLife alleged that the Company failed to meet minimum purchase requirements contained in the parties’ supply agreement. The court held a bench trial on the issue of damages in October 2019, and on December 4, 2019, the court entered judgment in favor of ThermoLife and against the Company in the amount of $1.6 million, comprised of $0.9 million in damages, interest in the amount of $0.3 million and attorneys’ fees and costs in the amount of $0.4 million. The Company recorded $1.6 million in accrued expenses in 2018. As of September 30, 2021, the total amount accrued, including interest, was $1.9 million. The Company has filed an appeal and posted bonds in the total amount of $0.6 million in order to stay execution on the judgment pending appeal. Of the $0.6 million, $0.25 million (including fees) was paid by Mr. Drexler on behalf of the Company. See “Note 8. Debt” for additional information. The balance of $0.35 million was secured by a personal guaranty from Mr. Drexler, while the associated annual fee of $12,500 has been paid by the Company. On April 27, 2021, the appellate court issued a decision largely affirming the trial court judgement, except vacating the judgement’s $0.3 million prejudgment interest award and remanding for a recalculation of prejudgment interest. On May 18, 2021, ThermoLife filed a motion asking the trial court to increase the Company’s appeal bond to the full amount of the judgment, or $1.9 million, which the Court denied on June 2, 2021.

For both the three months ended September 30, 2021 and 2020, interest expense recognized by the Company on the awarded damages was $67,025 and for both the nine months ended September 30, 2021 and 2020, interest expense recognized by the Company on the awarded damages was $66,000.

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

On June 29, 2021, an IRS Appeals Officer confirmed that the tax matter had exceeded the applicable statute of limitations and was deemed closed from any further assessment by the IRS.

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

The Company engaged in mediation with all parties to Estalella’s lawsuit on November 2, 2021. Following mediation, on November 3, 2021, the Company approved a global settlement with the parties to Mr. Estalella’s lawsuit. The parties are currently in the process of negotiating, finalizing, and executing the settlement agreement. This settlement agreement, upon finalization by the parties and dismissal of the litigation by the Court, will constitute a full and final settlement of Mr. Estalella’s claims against all parties to the litigation, including the Company, as well as of the Company’s claims against the two valuation firms.

Note 10. Stock-Based Compensation

Restricted Stock

For the three and nine months ended September 30, 2021, the Company recorded $0.0 million of stock-based compensation expense related to restricted stock.

For the three and nine months ended September 30, 2020, the Company recorded $0.0 and $0.2 million, respectively, of stock-based compensation expense related to restricted stock.

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

For the three and nine months ended September 30, 2021, the Company recorded $0.2 and $0.5 million of stock-based compensation expense related to transaction awards.

For the three and nine months ended September 30, 2020, the Company recorded no expense  related to transaction awards.

Stock Options

On May 12, 2021, the Company entered into an Agreement (the “Agreement”) with Joseph Cannata   (“Cannata”), pursuant to which the Company has engaged Cannata on a non-exclusive basis to assist with the growth of the Company’s energy beverage product line.

In connection with entry into the Agreement, the Company issued to Cannata an option to purchase 1,673,994 shares of the Company’s common stock at a price per share of $1.12. The option has an exercise term of 10 years (subject to potential acceleration upon a sale of the Company) and will vest in two equal tranches upon the achievement of certain net revenue milestones related to the Company’s energy beverage products with the determination in the second quarter of 2021 that it is probable the performance criteria related to the grants will be achieved. The estimated fair value of this grant is $1.9 million and was determined by using the Black-Scholes valuation model with a term of 7.5 years; annual volatility rate of 205%; discount rate of 1.34%; and 0% for dividend rate. The fair value of performance-based restricted stock awards is recognized over the derived requisite vesting period beginning in the period in which they are deemed probable to vest.

On July 26, 2021, the Company entered into a Modification Agreement (the “Modification”) with Prestige Capital Finance, LLC (“Prestige”), providing a second over-advance from the purchase and sale agreement dated January 2016. The over-advance provided $1 million of funding to the Company, to be repaid within the earlier of six months from the date of the agreement, or when the Company arranges additional funding. In connection with the Modification, the Company will grant options to Prestige to purchase 18,750 shares of the Company’s common stock.

On August 12, 2021, the Company entered into an Agreement (the “Agreement”) with T.J. Dillashaw (“Dillashaw”), pursuant to which the Company has engaged Dillashaw on a non-exclusive basis to promote the Company’s energy beverage product line. In connection with entry into the Agreement, the Company will issue to Dillashaw an option to purchase 50,000 shares of the Company’s common stock.

On September 1, 2021, the Company will provide a stock option grant to an employee to be vested after two years of continuous employment. In connection with option grant, the Company will issue to the employee an option to purchase 25,000 shares of the Company’s common stock.

For the three and nine months ended September 30, 2021, the Company recorded approximately $0.2 million and $0.2 of stock-based compensation expense related to stock options.

For the three and nine months ended September 30, 2020, the Company recorded no expense related to stock options.

Note 11. Net Loss per Share

Basic net loss per share is computed by dividing net loss for the period by the weighted average number of shares of common stock outstanding during each period.

The following table sets forth the computation of the Company’s basic and diluted net loss per share for the periods presented (in thousands, except share and per share data):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2021	2020	2021	2020
Net Income (loss)	$(3,933)	$678	$(6,090)	$365
Weighted average common shares used in computing net loss per share, basic	33,386,200	33,008,189	33,134,933	32,746,147
Potentially dilutive securities	-	16,089,406	-	16,089,406
Weighted average common shares used in computing net loss per share, diluted	33,386,200	49,097,595	33,134,933	48,835,553
Net Income (loss) per share, basic	$(0.12)	$0.02	$(0.18)	$0.01
Net Income (loss) per share, diluted	$(0.12)	$0.01	$(0.18)	$0.01

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

There was no dilutive effect for the outstanding awards for the three and nine months ended September 30, 2021 the Company reported net loss for three and nine periods presented. However, if the Company had net income for the nine months ended September 30, 2021, the potentially dilutive securities included in earnings per share computation would have been 17,922,541.

The following securities were excluded from the computations of diluted Net Income (loss) per share, as the effect of the securities would be anti-dilutive:

	As of September 30,
	2021	2020
Stock options	1,673,994	171,703
Warrants	—	1,289,378
Unvested restricted stock	—	—
Convertible notes	16,154,795	—
Total common stock equivalents	17,828,789	1,461,081

Note 12. Income Taxes

The Company recorded a tax provision of $32,000 and $20,000 for the three months ended September 30, 2021, and 2020, respectively, and $40,000 and $64,000 for the nine months ended September 30, 2021 and 2020, respectively.

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

Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of September 30, 2021.

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

Revenue, net by geography is based on the company addresses of the customers. The following table sets forth revenue, net by geographic area (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue, net:
United States	$9,541	$10,072	$28,719	$35,433
International	2,430	6,013	11,281	13,876
Total revenue, net	$11,971	$16,085	$40,000	$49,309

The MusclePharm brands are marketed across major global retail distribution channels. Below is a table of revenue, net by our major distribution channel (in thousands):

	For the Three Months Ended September 30,
	2021	% of Total	2020	% of Total
Distribution Channel
Specialty	$4,211	35%	$4,770	30%
International	2,430	20%	6,013	37%
FDM	5,330	45%	5,302	33%
Total	$11,971	100%	$16,085	100%

	For the Nine Months Ended September 30,
	2021	% of Total	2020	% of Total
Distribution Channel
Specialty	$14,324	36%	$21,739	44%
International	11,281	28%	13,876	28%
FDM	14,395	36%	13,694	28%
Total	$40,000	100%	$49,309	100%

Note 14. Subsequent Events

1.	Private Placement

On October 13, 2021, the Company entered into a Securities Purchase Agreement with certain institutional investors as purchasers. Pursuant to the Securities Purchase Agreement, the Company sold, and the Investors purchased, $7,050,000 million in principal amount of senior notes and warrants. The Company received net proceeds of $6,202,763.

The Senior Notes were issued with an original issue discount of 14%, bear no interest and mature after 6 months, on April 13, 2022. To secure its obligations thereunder and under the Securities Purchase Agreement, the Company has granted a security interest over substantially all of its assets to the collateral agent for the benefit of the Investors, pursuant to a pledge and security agreement.

The maturity date of the Senior Notes may be extended to May 28, 2022 if no event of default has occurred and is continuing and cash flows from operating and investing activities (but not cash flows from financing activities) of the Company and its subsidiaries was positive for March 2022 and no event of default is reasonably expected to occur on or before April 30, 2022 and the sum of cash flows from operating and investing activities (but not from financing activities) of the Company and its subsidiaries will be positive for April 2022. The maturity date of the Senior Notes also may be extended under other circumstances specified therein. If the maturity date is extended, interest will accrue on and from April 13, 2022 at 18% per annum until the Senior Notes are paid in full.

The Warrants are exercisable for five (5) years to purchase 17,355,700 shares of the Company’s common stock, par value $0.001 per share, at an exercise price of $0.78, subject to adjustment under certain circumstances described in the Warrants.

In addition, each of the directors and officers of the Company entered into lock-up agreements, which prohibit sales of the Common Stock until after April 11, 2022, subject to certain exceptions.

2.	Entry into a Material Definitive Agreement.

On October 28, 2021, the Company entered into an Agreement with Jason May, pursuant to which the Company has engaged May on a non-exclusive basis to assist with the growth of the Company’s energy beverage product line.

In connection with entry into the Agreement, the Company issued to May an option to purchase 1,673,994 shares of the Company’s common stock at a price per share of $0.70. The option has an exercise term of 10 years (subject to potential acceleration upon a sale of the Company) and will vest in two equal tranches upon the achievement of certain net revenue milestones related to the Company’s energy beverage products.

In addition, the Company agreed to make quarterly payments to May during the term of the Agreement in amounts equal to 17.5% of the gross profit attributable to the applicable products, excluding products sold through certain excluded sales channels.

The Agreement continues in effect unless terminated by the mutual agreement of the parties, upon the sale of the Company and upon other specified termination events.

3.	SBA PPP Loan

On October 25th, 2021, the Company received a letter from HSBF notifying the Company that its SBA PPP loan has been forgiven in full by HSBF. The Company has $965K loan liability and $13K in accrued interest that will be eliminated from the general ledger in October.

4.	Change Capital I, LLC

On October 12th, 2021 the company repaid the outstanding balance for Change Capital I, LLC.

5.	Secured Borrowing Arrangement

On October 12th, 2021 the June 14th and July 26th Prestige $2 million advance was extended to the maturity date of the $7.0 million senior secured note offering.

6.	Former Executive Lawsuit

On November 3, 2021, the Company approved a global settlement agreement with the parties to Mr. Estalella’s lawsuit. This settlement agreement, upon finalization by the parties and dismissal of the litigation by the Court, will constitute a full and final settlement of Mr. Estalella’s claims against all parties to the litigation, including the Company, as well as of the Company’s claims against the two valuation firms.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2021 to the Three Months Ended September 30, 2020 ($ in thousands):

	For the Three Months Ended
	September 30,
	2021	2020	$ Change	% Change
Revenue, net	$11,971	$16,085	$(4,114)	(26)%
Cost of revenue	11,942	11,073	869	8
Gross profit	29	5,012	(4,983)	(99)
Operating expenses:
General and administration	2,453	3,586	(1,133)	(32)
Selling and promotion	1,012	623	389	62
Impairment of intangible assets	-	167	(167)	(100)
Total operating expenses	3,465	4,376	(911)	(21)
Income (loss) from operations	(3,436)	636	(4,072)	(640)
Other (expense) income:
Interest and other income (expense), net	(465)	(456)	(9)	2
Gain on settlement of payables	-	518	(518)	(100)
Income (loss) before provision for income taxes	(3,901)	698	(4,599)	(659)
Provision for income taxes	32	20	12	60
Net income (loss)	$(3,933)	$678	(4,611)	(680)%

Comparison of the Nine Months Ended September 30, 2021 to the Nine Months Ended September 30, 2020 ($ in thousands):

	For the Nine Months Ended
	September 30,
	2021	2020	$ Change	% Change
Revenue, net	$40,000	$49,309	$(9,309)	(19)%
Cost of revenue	34,102	34,504	(402)	(1)
Gross profit	5,898	14,805	(8,907)	(60)
Operating expenses:
General and administration	7,609	11,001	(3,392)	(31)
Selling and promotion	3,195	2,100	1,095	52
Impairment of intangible assets	-	167	(167)	(100)
Total operating expenses	10,804	13,268	(2,464)	(19)
Income (loss) from operations	(4,906)	1,537	(6,443)	(419)
Other (expense) income:
Loss on settlement obligation	-	(87)	87	(100)
Interest and other income (expense), net	(1,144)	(1,539)	395	(26)
Gain on settlement of payables	-	518	(518)	(100)
Income (loss) before provision for income taxes	(6,050)	429	(6,479)	(1,510)
Provision for income taxes	40	64	(24)	(38)
Net income (loss)	$(6,090)	$365	(6,455)	(1,768)%

The following table presents our operating results as a percentage of revenue, net for the periods presented:

	For the Three Months		For the Nine Months Ended
	Ended September 30,		September 30,
	2021	2020	2021	2020
Revenue, net	100%	100%	100%	100%
Cost of revenue	100	69	85	70
Gross profit	0	31	15	30
Operating expenses:
General and administration	20	22	19	22
Selling and promotion	8	4	8	4
Impairment of intangible assets	-	1	(0)	-
Total operating expenses	29	27	27	27
Income (loss) from operations	(29)	4	(12)	3
Other (expense) income:	-	-	-	-
Loss on settlement obligation	-	-	-	-
Interest and other income (expense), net	(4)	(3)	(3)	(3)
Gain on settlement of payables	-	3	-	1
Income (loss) before provision for income taxes	(33)	4	(15)	1
Provision for income taxes	-	-	-	-
Net income (loss)	(33)%	4%	(15)%	1%

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

The MusclePharm brands are marketed across major global retail distribution channels. Below is a table of revenue, net by distribution channel (in thousands):

	For the Three Months Ended September 30,
	2021	% of Total	2020	% of Total
Distribution Channel
Specialty	$4,211	35%	$4,770	30%
International	2,430	20%	6,014	37%
FDM	5,330	45%	5,302	33%
Total	$11,971	100%	$16,085	100%

	For the Nine Months Ended September 30,
	2021	% of Total	2020	% of Total
Distribution Channel
Specialty	$14,324	36%	$21,739	44%
International	11,281	28%	13,876	28%
FDM	14,395	36%	13,694	28%
Total	$40,000	100%	$49,309	100%

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

Revenue, net decreased $4.1 million, or 26%, to $11.9 million for the three months ended September 30, 2021, compared to $16.1 million for the three months ended September 30, 2020. Revenue, net for the three months ended September 30, 2021 decreased primarily due to industry wide supply shortages on components and protein, which delayed production of our products. The company did not take any material price increase in the three months ended September 30th, 2021 which would impact revenue.

Discounts  and sales allowances decreased to 13.9% of gross revenue, or $1.9 million, for the three months ended September 30, 2021, from 20% of gross revenue, or $4.1 million for the same period in 2020. The reduction in discounts as a percent of gross revenue was due to changes in customer mix and discretionary promotional activity.

During the three months ended September 30, 2021 and 2020, our largest customer accounted for approximately 50% and 46% of our revenue, net, respectively.

Revenue, net decreased $9.3 million, or 19%, to $40.0 million for the nine months ended September 30, 2021, compared to $49.3 million for the nine months ended September 30, 2020. Revenue, net for the nine months ended September 30, 2021 decreased primarily due to industry wide supply shortages on components and protein, which delayed production of our products. The company did not take any material price increase in the nine months ended September 30th, 2021, which would impact revenue

Discounts and sales allowances decreased to 14% of gross revenue, or $6.3 million, for the nine months ended September 30, 2021, from 19% of gross revenue, or $11.7 million for the same period in 2020. The reduction in discounts as a percent of gross revenue was due to changes in customer mix and discretionary promotional activity.

During the nine months ended September 30, 2021 and 2020, our largest customer accounted for approximately 44% and 37% of our revenue, net, respectively.

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

The Company experienced cost increases for its raw materials for the nine months ended September 30, 2021, primarily due to industry shortages in supply and consistent market demand. Compared to quarter three of 2020, commodity protein costs have increased 145% in quarter three of 2021, negatively affecting Company gross margin. The Company is taking steps to manage the increase and shortages by entering into agreements with additional protein brokers to diversify its protein sources, along with working with new vendors to source other components such as scoops and bags. In addition, the Company is increasing prices to customers on select products in the fourth quarter.

For the remainder of 2021, given the current market, the Company expects continued pressure on protein prices but is unable to forecast future protein prices. Any additional increases in protein prices, to the extent not offset by the steps described above, will negatively impact the Company’s gross margins, liquidity and ability to use capital resources for other business purposes.

Costs of revenue increased 8%, despite the decrease in sales volume of $4.1 million for the three months ended September 30, 2021, compared to the same period in 2020. This increase was due to increased commodity costs, specifically protein, the prices of which have risen 145% year over year, along with increased freight costs. Gross profit for the three months ended September 30, 2021 decreased 99% to $.03 million, compared to $5.0 million for the same period in 2020. Gross profit was 0.2% of revenue, net for the three months ended September 30, 2021 compared to 31% of revenue, net for the same period in 2020. Negatively impacting the gross profit percentage were higher commodity prices, specifically for protein and   freight costs.

Costs of revenue decreased 1% to $34.1 million for the nine months ended September 30, 2021, compared to $34.5 million for the same period in 2020. This decrease was due to lower sales volume along with increased commodity costs, specifically protein, prices of which have 140% year over year, along with increased freight costs. Gross profit for the nine months ended September 30, 2021 decreased 60% to $5.9 million, compared to $14.8 million for the same period in 2020. Gross profit was 15% of revenue, net for the nine months ended September 30, 2021 compared to 30% of revenue, net for the same period in 2020. Negatively impacting the gross profit percentage were higher commodity prices, specifically for protein and freight costs. During the second quarter of 2021, the Company met with one of its largest customers to review and finalize their discretionary promotional activity, generating significant reductions to estimates for the remainder of 2021. These reductions will decrease the annual spend on discretionary promotional activity for this customer by 41% compared to 2020 spend, which so far has improved the gross profit by 2% by September 30, 2021.

Operating Expenses

Selling and Promotion

Our selling and promotion expense consists primarily of expenses related to freight-out, club demonstrations, print and online advertising, trade shows and strategic partnerships with athletes and sports teams. Historically, advertising and promotions were a large part of both our growth strategy and brand awareness, in particular strategic partnerships with sports athletes and fitness enthusiasts through endorsements, licensing, and co-branding agreements. Additionally, we co-developed products with sports athletes and teams. In connection with our restructuring plan, we terminated the majority of these contracts in a strategic shift away from such costly arrangements and moved toward more cost-effective programs, including digital advertising, ambassador programs and sampling/promotional materials.

Selling and promotion expense increased 62% to $1.0 million for the three months ended September 30, 2021, or 8% of revenue, net compared to $0.6 million, or 4% of revenue, net for the same period in 2020. The increase for 2021 expenses is primarily related to an increase in freight out expenses of 28% compared to the same period in 2020.

Selling and promotion expense increased 52% to $3.2 million for the nine months ended September 30, 2021, or 8% of revenue, net compared to $2.1 million, or 4% of revenue, net for the same period in 2020. The increase for 2021 is related to an increase in club demonstrations and sampling due to the launch of a new flavor for our performance powders with one of our largest customers during the first quarter of 2021 and an increase in freight out expenses of 34% compared to the same period in 2020.

General and Administrative

Our general and administrative expenses consist primarily of salaries and benefits, professional fees, depreciation and amortization, research and development, information technology equipment and network costs, facilities related expenses, director’s fees, legal fees, accounting and audit fees, consulting fees, which includes both cash and stock-based compensation, and investor relations costs, insurance, rental expenses related to equipment leases, supplies, legal settlement costs, and other corporate expenses.

General and administrative expenses decreased 32% to $2.5 million, for three months ended September 30, 2021, or 20% of revenue, net compared to $3.6 million, or 22% of revenue, net for the same period in 2020 primarily due to a decrease in salaries and benefits, reduction in headcount as we have focused on reducing operating costs and reduction in board member compensation and office expenses associated with closure of headquarters and warehouses.

General and administrative expenses decreased 31% to $7.6 million, for the 9 months ended September 30, 2021 or 19% of revenue, net compared to $11.0 million, or 22% of revenue, net for the same period in 2020 primarily due to a reduction a reduction in headcount as we have focused on reducing operating costs and in board member compensation and office expenses associated with closure of headquarters and warehouses.

During the second quarter of 2021, a customer filed bankruptcy without giving prior indication or notice. The event accounted for approximately $133,000 of bad debt expense, elevating bad debt expense to 87% for the first nine months of 2021 over the first 9 months of 2020.

Interest and other income (expense), net

For the three and nine months ended September 30, 2021 and 2020, “Interest and other expense, net” consisted of the following (in thousands):

	For the		For the
	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2021	2020	2021	2020

Interest expense, related party	$(161)	$(76)	$(429)	$(228)
Interest expense, other	(235)	(249)	(693)	(581)
Interest expense, secured borrowing arrangement	(287)	(312)	(710)	(1,060)
Foreign currency transaction loss	(10)	(2)	22	(20)
Other income	228	183	666	350
Total interest and other expense, net	$(465)	$(456)	$(1,144)	$(1,539)

Net interest and other expense for the three months ended September 30, 2021 increased 2%, or $0.01 million, compared to the same period in 2020. The decrease is primarily related to reduced interest expense for secured borrowing arrangements and interest expense other, partially offset by an increase in interest expense for related party and other debt. The increase in related party interest is due to the increase in the related party convertible note.

Net interest and other expense for the nine months ended September 30, 2021 decreased 26%, or $0.4 million, compared to the same period in 2020. The decrease is primarily due to reduced interest expense for secured borrowing arrangements, and interest expense other, partially offset by an increase in interest expense for related party. The increase in related party interest is due to the increase in the related party convertible note. The increase in Other income is due to the reversal of a settlement agreement and sublease income.

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

Liquidity and Capital Resources

The Company has incurred significant losses and experienced negative cash flows since inception. As of September 30, 2021, the Company had cash of $0.4 million, a decline of $1.6 million from the December 31, 2020 balance of $2.0 million. As of September 30, 2021, we had a working capital deficit of $26.7 million, a stockholders’ deficit of $29.8 million and an accumulated deficit of $199 million resulting from recurring losses from operations. As a result of our history of losses and financial condition, there is substantial doubt about our ability to continue as a going concern. For financial information concerning more recent periods, see our reports for such periods filed with the SEC.

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

During the fourth quarter of 2019, the Company focused on cost containment and improving gross margins by focusing on customers with higher margins, reducing product discounts and promotional activity, along with reducing the number of SKU’s and negotiate pricing for raw materials. These steps improved gross margins in the fourth quarter of 2019 and this trend has continued through September 30, 2021. However, with the recent increases in commodity prices, the company’s gross margins have been impacted and will continue to be impacted unless commodity prices return the same levels that were seen in 2020.

During 2020, the Company experienced a slowdown in sales from retail customers, including our largest customer, which was partially offset by an increase in sales from our largest online customer. In addition, the Company negotiated lower cost of sold with its co-manufactures.

In 2021, the Company announced its entrance into the functional energy space with its partnership with a former Rockstar Energy executive. The Company launched three flavors of MP Combat energy in September for domestic distribution and three additional flavors for international distribution.

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

Our net consolidated cash flows are as follows (in thousands):

	For the Nine Months
	Ended September 30,
	2021	2020
Consolidated Statements of Cash Flows Data:
Net cash (used in) provided by operating activities	$(2,466)	$2,570
Net cash (used in) provided by investing activities	(3)	216
Net cash used in financing activities	850	(3,233)
Net change in cash	$(1,619)	$(447)

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

Cash used in operating activities for the period ended September 30, 2021 was $2.5 million compared to cash provided by operations of $2.6 million for 2020.

During the nine months ended September 30, 2021, the primary change in net operating assets and liabilities was primarily the result of a net loss of $6.1 million, partially offset by non-cash items of amortization, bad debt expense and stock-based compensation, along with increases in accounts payable and other liabilities.

During the nine months ended September 30, 2020, the net cash provided by operating activities of $2.6 million primarily relates to net income of $0.4 million and a decrease in inventory.

Investing Activities

During the nine months ended September 30, 2021, cash used was for the purchase of computer equipment. During the nine months ended September 30, 2020, we received proceeds from the disposal of property and equipment.

Financing Activities

Cash generated in financing activities for the nine months ended September 30, 2021 was $0.8 million primarily from net proceeds from line of credit.

Cash used in financing activities for the nine months ended September 30, 2020 was $3.2 million. During the nine months ended September 30, 2020 cash used in financing activities was primarily for the repayment of line of credit and net repayments under the secured borrowing arrangements.

Indebtedness Agreements

For information regarding our indebtedness agreements, see “Note 8. Debt” to the Notes to Consolidated Financial Statements (unaudited) contained herein.

Contingencies

For information regarding contingencies, see “Note 9. Commitments and Contingencies” to the Notes to Consolidated Financial Statements (unaudited) contained herein.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2021.

Non-GAAP Adjusted EBITDA

In addition to disclosing financial results calculated in accordance with U.S. GAAP, this Quarterly Report on Form 10-Q discloses Adjusted EBITDA, which is net loss adjusted for items such as stock-based compensation, gain or loss on disposal of property and equipment, (gain) loss on settlements, interest expense, depreciation of property and equipment, amortization of intangible assets and provision for income taxes.

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

Set forth below are reconciliations of our reported U.S. GAAP net loss to Adjusted EBITDA (in thousands):

	For the		For the	For the
	Three Months ended	For the Three Months	Nine Months ended	Nine Months ended
	30-Sep-21	30-Sep-20	30-Sep-21	30-Sep-20

Net Income (Loss)	$(3,933)	$678	$(6,090)	$365

Non-GAAP adjustments:
Stock-based compensation	386	27	694	206
Gain on disposal of property and equipment	-	(165)	-	(176)
(Gain) loss on settlements	(94)	(518)	(265)	(518)
Interest expense	683	632	1,800	1,715
Depreciation of property and equipment	3	24	9	130
Amortization of intangible assets	80	80	240	240
Impairment of operating lease right of use asset	-	167	-	167
Provision for income taxes	32	20	39	64

Adjusted EBITDA	$(2,843)	$945	$(3,573)	$2,193

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

(ii) Evaluation of disclosure controls and procedures

The principal executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures as of September 30, 2021. Based on this evaluation, they concluded that because of the material weaknesses in our internal control over financial reporting discussed below, the disclosure controls and procedures were not effective as required under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

Remediation

Our remedial actions to date and remediation plans to be undertaken in response to the findings of the Audit Committee’s investigation and the material weaknesses on internal control over financial reporting and our conclusions reached in evaluating the effectiveness of our disclosure controls and procedures and internal controls over financial reporting as of September 30, 2021, are described below.

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

The Company implemented a senior leadership reorganization to strengthen the Company’s leadership team and set the company up for long term profitable growth. During 2021, the Company hired an experienced President and Chief Financial Officer with a Fortune 500 c-suite background. In addition, the Company hired an experienced Vice President of Sales.

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

Due to the considerable time and effort management of the Company undertook in order to bring its delinquent filings current, which was completed on November 24, 2020, along with turnover within the finance department and despite ongoing remediation efforts through the third quarter of 2021, the Company was not able to complete a majority of its remediation efforts during the period ended September 30, 2021.

Other than the ongoing remediation efforts described above, there have been no changes during the quarter ended September 30, 2021 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

Notwithstanding the material weaknesses described in this Item 4, our management has concluded that the consolidated financial statements and related financial information included in this Quarterly Report on Form 10-Q presents fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP. Management’s position is based on a number of factors, including, but not limited to:

●	The completion of the Audit Committee’s investigation and the substantial resources expended (including the use of external consultants) and the resulting adjustments we made to our previously issued financial statements, including the restatement of our 2017 audited financial statements and our unaudited quarterly financial statements for the periods ended September 30, 2018, June 30, 2018, and March 31, 2018;

●	The reconsideration of significant accounting policies and accounting practices previously employed by the Company, resulting in other adjustments to previously issued consolidated financial statements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We have not made any repurchases of our common stock during the third quarter of 2021.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None

Item 6. Exhibit Index

Incorporated by Reference
Exhibit No.	Description	Form	SEC File Number	Exhibit	Filing Date

10.1**+	Amendment to Settlement Agreement, Dated September 23, 2021 between the Company and NBF Holdings Canada Inc.

31.1**	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2***	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following materials from MusclePharm Corporation’s quarterly report on Form 10-Q for the three months ended September 30, 2021 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statement of Changes in Stockholders’ Deficit; (v) the Consolidated Statements of Cash Flows; and (vi) related notes to these financial statements.

**	Filed herewith
***	Furnished herewith
+	Pursuant to 17 C.F.R §§230.406 and 230.83, the confidential portions of this exhibit have been omitted and are marked accordingly

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MUSCLEPHARM CORPORATION

Date: November 17, 2021	By:	/s/ Sabina Rizvi
	Name:	Sabina Rizvi
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

