Form 10-K
period 2021-12-31
MusclePharm Corp
filed 2022-04-15
CIK 1415684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ______ to ______

Commission File Number – 000-53166

MusclePharm Corporation

(Exact name of registrant as specified in its charter)

Nevada	77-0664193
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6728 W. Sunset Rd. Suite 130 Las Vegas, NV	89118
(Address of principal executive offices)	(Zip code)

(800) 859-3010

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
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

The aggregate market value of the common equity held by non-affiliates of the registrants as of June 30, 2021 was $33.2 million based upon the closing price of the registrants common stock of $1.98 on the OTC Pink Tier of the OTC Markets Group, Inc. as of that date.

The number of shares of the registrant’s common stock outstanding as of March 31, 2022: 33,386,200 (excludes 875,621 shares of common stock held in treasury).

Documents Incorporated by Reference: None

MusclePharm Corporation

2021 Annual Report on Form 10-K

TABLE OF CONTENTS

(dollars presented in thousands, unless otherwise indicated)

Forward-Looking Statements

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements in this Annual Report on Form 10-K about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “believe,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan” and “would.” For example, statements concerning financial condition, possible or assumed future results of operations, growth opportunities, industry ranking, plans and objectives of management, markets for our common stock and future management and organizational structure are all forward-looking statements. Forward-looking statements are not guarantees of performance. They involve known and unknown risks, uncertainties and assumptions that may cause actual results, levels of activity, performance or achievements to differ materially from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statement.

Any forward-looking statements are qualified in their entirety by reference to the risk factors discussed throughout this Annual Report on Form 10-K. Some of the risks, uncertainties and assumptions that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include, but are not limited to:

●	our business strategies;

●	the timing of regulatory submissions;

●	our ability to obtain and maintain regulatory approval of our existing product candidates and any other product candidates we may develop, and the labeling under any approval we may obtain;

●	risks relating to the timing and costs of clinical trials and the timing and costs of other expenses;

●	risks related to market acceptance of products;

●	intellectual property risks;

●	risks associated to our reliance on third party organizations;

●	our competitive position;

●	our industry environment;

●	our anticipated financial and operating results, including anticipated sources of revenues;

●	assumptions regarding the size of the available market, benefits of our products, product pricing and timing of product launches;

●	management’s expectation with respect to future acquisitions;

●	statements regarding our goals, intentions, plans and expectations, including the introduction of new products and markets; and

●	our cash needs and financing plans.

The foregoing list sets forth some, but not all, of the factors that could affect our ability to achieve results described in any forward-looking statements. You should read this Annual Report on Form 10-K and the documents that we reference herein and have filed as exhibits to the Annual Report on Form 10-K, completely and with the understanding that our actual future results may be materially different from what we expect. You should assume that the information appearing in this Annual Report on Form 10-K is accurate as of the date hereof. Because the risk factors referred to in Part I, Item IA of this Annual Report on Form 10-K, could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made, and except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We qualify all of the information presented in this Annual Report on Form 10-K, and particularly our forward-looking statements, by these cautionary statements.

PART I

ITEM 1. BUSINESS

Overview

MusclePharm is a scientifically-driven, performance lifestyle company that develops, manufactures, markets and distributes branded sports nutrition products and functional energy beverages. Since our incorporation in 2006, we have developed a comprehensive product portfolio, which has fueled the widespread recognition of our brands, MusclePharm and FitMiss. Today, these brands are sold in more than 100 countries globally, supported by our diversified and industry-leading distribution partners. We believe our strong international presence has allowed us to attract a larger and more engaged social audience than our competitive peers, Our global reach to a large and engaged customer base enables us to achieve The MusclePharm Promise of helping professional athletes and everyday active individuals reach their maximum potential with the most scientifically advanced, safe and nutritious sports supplementation products possible.

“The MusclePharm Promise” guides our endeavors to support the health of individuals and is comprised of three key pillars:

●	Leading by Example. We place considerable emphasis on transparency, high-quality ingredients, innovation and science. Our products undergo rigorous, independent third-party testing to ensure safe, quality ingredients to support all levels of athletic ability. Tests performed on products include banned substance testing and protein verification, among others.

●	Supporting Active Lifestyles. Our product portfolio is designed for athletes of all levels and anyone who pursues an active, healthy lifestyle. We offer a broad range of performance powders, capsules, tablets, bars and functional energy beverages that satisfy the needs of enthusiasts and professionals alike.

●	Enhancing Public Health. Through our Specialty, International, Food, Drug, and Mass (“FDM”), and newly introduced Grocery and Convenience distribution channels, we are able to reach athletes and active individuals of all types and demographics. We believe in the importance of our consumers having access to our products where and when they need them.

Our Products

Our product portfolio consists of two categories, sports nutrition and functional energy beverages, and targets a variety of fitness enthusiasts and professionals, as well as individuals who lead an active lifestyle.

Sports Nutrition

●	Sport Series. In order to cover the needs of athletes, we introduced our scientifically-advanced, performance-driven Sport Series category. These award-winning , independently-tested products help fuel athletes safely by increasing strength, energy, endurance, recovery and overall athletic performance. It features our Combat Protein Powder, a top selling five-protein blend on the market, currently available in 6 flavors.

●	Essentials Series. To meet the day-in and day-out demands of fitness and sport, the Essentials Series (formerly known as the Core Series) line of supplements exists for athletes to take daily. These products include daily staples for a healthy body, such as BCAA, creatine, glutamine, carnitine, CLA, fish oil, a multi-vitamin and more.

●	FitMiss. Designed and formulated specifically for the female body, FitMiss sports nutrition products are complementary to any active female’s diet. In seeking a stronger, more balanced foundation, FitMiss ingredients support women in areas of weight management, lean muscle mass, body composition, and general health and wellness. Currently, FitMiss protein powder is available in 3 flavors.

●	On-the-Go. As more and more consumers are seeking healthier and convenient snacking options, retailers across multiple channels are capitalizing on this emerging trend by aggressively expanding their better-for-you assortments. Our On-the-Go portfolio of ready to eat products includes our award-winning Combat Crunch Protein Bars, currently available in 4 flavors.

Functional Energy Beverages

●	Combat Energy. In order to tap into the ever-growing functional beverage market, we recently launched our Combat Energy drink line. Unlike traditional energy drinks, Combat Energy has zero sugar and zero calories and features the functional benefits of 300mg of caffeine and 600mg of BCAA aminos. Our Combat Energy line is available in the three flavors: Green Apple, Grapefruit Lime and Black Cherry.

●	FitMiss Energy. Based on the feedback we received from female consumers, we developed and meticulously formulated FitMiss Energy. This recently launched product features 200 milligrams of caffeine per can, zero calories, zero sugar, MusclePharm’s proprietary BCAA blend, and no artificial colors or flavors. Currently, we sell this functional energy beverage in the following three flavors: Pineapple Coconut, Mango Sunshine and Watermelon Waterfall.

Industry

Global Sports Nutrition

According to a 2021 analysis by Grand View Research, the global sports nutrition market is expected to experience double digit growth, growing at a compound annual growth rate (“CAGR”) of 10.9% from 2021 to 2028. A rise in demand is expected to stem from consumers’ increased focus on self-care, preventive medication and fitness. This heightened focus is particularly due to the rapidly growing number of individuals with diabetes and obesity that are at risk of serious illness from COVID-19. Given that our products are designed to enhance one’s health and fitness ability, we expect to benefit and capitalize on these attractive industry tailwinds.

Global Functional Beverages

According to a 2021 report by Fior Markets, the functional beverage market is expected to grow at a CAGR of 7.1% from 2021 to 2028. This growth is expected to stem from an increased demand for ready-to-drink beverages by consumers who seek to maintain their health despite their hectic, busy lifestyles. We believe this growth will be compounded even more by millennials’ strong preference for foods that are convenient and have diverse nutritional profiles. For these reasons, we anticipate that our newly introduced Combat Energy and FitMiss Women’s Complete Energy will experience increased demand, along with our On-The-Go product line.

Our Strengths

Consumer Awareness of Our Brands

According to Nutritionix.com, our Combat Protein Powder is the fourth best protein brand in the world, and Grand Review Research names MusclePharm as one of the top players in the North American sports nutrition market. For these reasons, we believe consumers have a strong appetite for our brand and products, which is exemplified by our large and engaged social media following. Widespread brand recognition as one of the safest, most trusted and reliable performance lifestyle companies is a strength we seek to maintain, as it allows for organic growth and fosters the adoption of new product innovations.

Strong Intellectual Property

We believe that protecting our intellectual property is crucial to the continued successful implementation of our business strategy and marketing our products. Therefore, our policy is to rigorously pursue registrations for all trademarks associated with our products. We have over 39 trademark applications in the United States, 29 of which are currently registered with the United States Patent and Trademark Office. Our registered trademarks include registrations of our house marks, as well as marks associated with our core product lines.

We also have filed for protection of various marks throughout the world and are committed to a significant long-term strategy to build and protect the MusclePharm and FitMiss brands globally. The “MusclePharm” and “FitMiss” marks have been granted final trademark registration effective in 10 countries, including the United States.

Asset Light Business Model

Through our asset light model, we achieve low capital expenditures, which we believe is critical to the generation of high free cash flows, gross margin, and lower commodity pricing. Currently, we outsource all manufacturing, testing and bottling to third-parties, and despite challenges in 2020 due to COVID-19, we believe our asset light model will enable us to achieve strong results and profitability in future quarters. For these reasons, we believe our business is uniquely positioned for profitability, without sacrificing the support of our growth initiatives.

Growth Strategy

Product Innovation

We believe continued innovation in delivery techniques and ingredients, new product lines, and new products in existing lines is important to sustaining and creating new market opportunities, meeting consumer demand, and strengthening customer relationships. Over the last several years, we have launched several new products to meet changing consumer needs and to accelerate our growth. In 2021, we rolled out our functional energy beverages lines under the MusclePharm and FitMiss brands. With continued market expansion of functional beverages, coupled with consumers’ increased focus on ready-to-drink healthy alternatives, we expect our zero sugar and zero calorie energy drinks to benefit from these better-for-you industry tailwinds. Similarly, in 2019, we expanded our On-The-Go assortments with the introduction of gluten free and non-GMO protein products, along with new flavors of our award-winning Combat Crunch Protein Bars. These On-The-Go product assortments target a wide and growing audience, as consumers increasingly demand convenient and ready-to-eat snacks with healthy, diverse nutritional profiles. We continuously monitor market opportunities and consumer trends in order to strategically plan and execute future product innovations. We continue to drive innovation in our already popular protein powder line and in 2021 we launched a new and improved formula, delivering better taste and mixability in our two top selling products, Combat 100% Whey and Combat Protein powder.to To maintain strong demand for our functional energy beverages, we will closely monitor and evaluate customer feedback for future product innovations to sustain our leadership position in the beverage market.

Expand Sales in Current and New Channels

We currently distribute our products across all major global retail channels – Specialty, International and FDM. This, paired with our large e-commerce customers, allows us to reach every relevant market in the world. Due to the high competition within these channels, and the ever-changing customer trends, we have undertaken a number of initiatives to expand into new distribution channels, increase product trial, and amplify brand messaging.

As we continue to scale our functional energy beverages, we expect to increase our distribution points through Grocery and Convenience channels and expect product trial to increase, providing us with the opportunity to convert trial customers into loyal, repeat purchasers, and ultimately, consumers of our broader product categories. While these initiatives are targeted towards acquiring new, loyal customers, we plan to grow with existing customers through our established, industry-leading distribution partners in the Specialty, International, and FDM. Through increased store penetration and shelf-space, we believe we can grow sales of our functional energy beverages with existing customers by providing widespread accessibility. Given the importance we place on widespread accessibility, we also plan on advancing our e-commerce presence through strategic partnerships, which we believe will not only enhance sales among new and existing customers but also further the global reach of our brand and products.

Leverage Existing Brand Awareness for New Products

As we continue to execute our growth strategy and focus on core and new product innovations, we plan on leveraging our existing brand awareness to successfully penetrate domestic and international markets. We believe our established brand recognition, recurring customer base, and far reach will further advance the adoption of our products and growth. In the past, our passionate and loyal following has demonstrated a keen appetite for new MusclePharm products and we believe this will continue to play a vital role in the success of future product rollouts.

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

Distribution Channels

MusclePharm brands are marketed across major global retail distribution channels – Specialty, International and FDM.

Specialty: This channel is composed of brick-and-mortar sales and e-commerce. Due to high competition within this market, we continually seek to respond to customer trends and shifts by adjusting the mix of existing product offerings, developing new innovative products and influencing preferences through our marketing.

International: Our international reach touches every relevant market in the world. We seek to further grow our international sales by continuing to offer new products in key markets as well as opening new distribution channels in select regions of the world. We also are evaluating the benefits of developing expanded contract manufacturing relationships outside of North America to take advantage of local opportunities.

FDM: This channel is primarily served by our direct sales force, as well as our network of brokers. We believe direct relationships with retail partners provide us an opportunity to expand our distribution into additional discount warehouses and national retailers.

Below is a table of net revenue by our major distribution channel (in thousands):

	For the Years Ended December 31,
	2021	% of Total	2020	% of Total
Distribution Channel
Specialty	$20,144	40%	$26,643	41%
International	$15,233	30%	$17,862	28%
FDM	$14,665	30%	$19,935	31%
Total	$50,042	100%	$64,440	100%

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

Manufacturing and Distribution

We have relationships with multiple third-party manufacturers. Certain of our vendors supply in excess of 10% of our products.  Once a product is manufactured, it is shipped directly to the customer or through a third-party distribution center. All of the third-party manufacturing facilities and distribution facilities we utilize are designed and operated to meet current GMP standards as promulgated by the FDA.

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

Our Competitors

The sports nutrition market is very competitive, and the range of products is diverse and subject to rapid and frequent changes in consumer demand. Competitors use price, shelf space and store placement, as well as brand and product recognition, new product introductions, and raw materials to capture market share. We believe that retailers look to partner with suppliers who demonstrate brand development, market intelligence, customer service, and produce high quality products with proven science. We believe we are competitive in all these areas.

Our competitors include numerous nutritional companies that are highly fragmented in terms of geographic market coverage, distribution channels, and product categories. In addition, we compete with large pharmaceutical companies and packaged food and beverage companies. Many of these competitors have greater financial and distribution resources available to them than us and some compete through vertical integration. In addition, private label entities have gained a foothold in many nutrition categories and also are direct competitors. Our principal competitors are: Glanbia Performance Nutrition (Optimum Nutrition), Nutrabolt, (Cellucor C4), Dymatize Enterprises LLC, Celsius and Iovate Health Sciences International Inc. As many of our competitors are either privately held or divisions within larger organizations, it is difficult to fully gauge their size and relative ranking.

Government Regulation

The formulation, manufacturing, packaging, labeling, advertising, distribution, storage, and sale of each of our product groups are subject to regulation by one or more governmental agencies. The most active of these is the FDA, which regulates our products under the Federal Food, Drug and Cosmetic Act (“FDCA”) and the regulations promulgated thereunder. FDA regulations relating specifically to foods and dietary supplements for human use are set forth in Title 21 of the Code of Federal Regulations.

Dietary Supplement Regulation

The FDA has primary jurisdiction for the regulation of dietary supplements. The FDA regulates dietary supplements under the FDCA as a separate regulatory category of “foods.” The FDCA has been amended several times with respect to dietary supplements, including by the Nutrition Labeling and Education Act of 1990 (the “NLEA”) and the Dietary Supplement Health and Education Act of 1994. A “dietary supplement” is defined under the FDCA as “a product (other than tobacco) intended to supplement the diet that bears or contains one or more of the following dietary ingredients: vitamins, minerals, amino acids, herbs or other botanicals; a concentrate, metabolite, constituent, extract or combination of the ingredients listed above.” Dietary supplements are intended to enhance the diet, and may not be represented as a conventional food or as the sole item of a meal or diet.

Dietary supplements do not require approval from the FDA before they are marketed. Except in the case of a “new dietary ingredient,” where pre-market review for safety data and other information is required by law, a company is not required to provide the FDA with the evidence it relies on to substantiate safety or effectiveness before marketing a supplement product. A manufacturer or distributor must notify the FDA if it intends to market a dietary supplement in the U.S. that contains a “new dietary ingredient.” A new dietary ingredient is an ingredient marketed after October 15, 1994. The manufacturer must demonstrate to the FDA that the new ingredient is reasonably expected to be safe for use in a dietary supplement. There is no authoritative list of dietary ingredients that were marketed before October 15, 1994. Therefore, manufacturers are responsible for determining if a dietary ingredient is “new.”

Manufacturers of dietary supplements must register with the FDA pursuant to the Bioterrorism Preparedness and Response Act of 2002 (“Bioterrorism Act”) before producing supplements. Manufacturers of dietary supplements also must follow current good manufacturing practice (cGMP) regulations for the preparation, packaging and storage of our food and dietary supplements. Entities that manufacture, package, label or hold dietary supplement products must follow applicable cGMP regulations. These regulations focus on practices that ensure the identity, purity, quality, strength and composition of dietary supplements. We engage with third-party manufacturers to manufacture our dietary supplements.

Our business practices and products are also regulated by the Federal Trade Commission (“FTC”), the Consumer Product Safety Commission, the United States Department of Agriculture (“USDA”) and the Environmental Protection Agency. The USDA governs certain product labeling, such as organic and non-GMO claims. The FTC has the primary responsibility of regulating the advertising of foods, including dietary supplements. Under the FTC Act, all advertising claims, both express and implied, must be truthful, non-misleading, and substantiated. In practice, the FDA and FTC share jurisdiction over promotional practices and monitor the promotion and advertising of dietary supplements in multiple media forms, including TV, radio, social media (e.g., Facebook, Twitter), and the internet. We are responsible for determining that the dietary supplements we manufacture or distribute are safe, and that any representations or claims made about them are substantiated by adequate evidence to show that the claims are not false or misleading.

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

We must also comply with product labeling and packaging regulations that vary from country to country. Our failure to comply with these regulations can result in a product being removed from sale in a particular market, either temporarily or permanently. In the U.S., foods and dietary supplements are subject to the Nutrition, Labeling and Education Act (“NLEA”), which governs health claims, ingredient labeling, and nutrient content claims characterizing the level of a nutrient in a product. Dietary supplements may be intended to affect the structure or function of the human body. If the label of a dietary supplement contains such structure/function claims, the label must bear the disclaimer: “This statement has not been evaluated by the FDA. This product is not intended to diagnose, treat, cure, or prevent any disease.”

All serious adverse events occurring within the United States involving dietary supplements must be reported to the FDA. FDA laws also govern the recalls of foods and dietary supplements.

We may be required to obtain an approval, license or certification from a foreign country’s ministry of health or comparable agency prior to commencing operations and initiating or permitting sales of our regulated products in foreign markets. Prior to entering a new market in which a formal approval, license or certificate is required, we work with local consultants and authorities in order to obtain the requisite approvals. We also must comply with product labeling and packaging regulations that vary from country to country. Our failure to comply with these regulations can result in a product being removed from sale in a particular market, either temporarily or permanently.

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

We have over 39 trademark applications in the United States, 29 of which are currently registered with the United States Patent and Trademark Office. Our registered trademarks include registrations of our house marks , as well as marks associated with our core product lines.

We also have filed for protection of various marks throughout the world and are committed to a significant long-term strategy to build and protect the MusclePharm brand globally. The “MusclePharm” and “FitMiss” marks have been granted final trademark registration effective in 10 countries, including the United States.

Seasonality

Our business does not typically experience seasonal variations, but revenue may fluctuate based upon promotions.

Employees

As of December 31, 2021 and 2020, we had 21 and 27  total employees, respectively, most of whom were full time. None of the employees are represented by a union. Management considers its relations with our employees to be good and to have been maintained in a normal and customary manner.

Corporate Information

Our principal executive offices are located at 6728 W. Sunset Rd., Suite 130, Las Vegas, NV.  We were incorporated in the State of Nevada on August 4, 2006.  Our Internet addresses are www.musclepharm.com and www.musclepharmcorp.com. The information contained on our websites is not incorporated by reference herein.

Available Information

We post the following filings on our website as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: our Annual Report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as amended. All such filings are available free of charge on the Investor Relations section of our website, or from the SEC’s website at www.sec.gov. Information on our website does not constitute part of this report. Also available on the Investor Relations section of our website are the charters of the committees of our Board, as well as our corporate governance guidelines and code of ethics.

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

Risks Related to Our Financial Position and Need for Capital

We will likely be required to raise additional financing to fund our operations.

We will likely be faced with the need to raise additional funds in the future. There can be no assurance that we will be able to obtain debt or equity financing on acceptable terms, or at all.

Our senior notes payable agreement contains covenants that limit our ability to incur additional debt and grant liens on assets.

Our senior notes payable contains restrictive covenants that limit our ability to, among other things, incur additional debt and grant liens on assets. If we fail to comply with the restrictions in this debt instrument, a default may allow the debtor to accelerate the debt and to exercise remedies under the agreement, which includes the right to declare the principal amount of that debt, together with accrued and unpaid interest and other related amounts, immediately due and payable, and to exercise any remedies he may have to foreclose on assets that are subject to liens securing that debt.

If the Company is unable to extend the Senior Notes or elects not to do so, the Company will be required to repay the Senior Notes through equity issuances, additional borrowings, cash flows from operations and/or other sources of liquidity.

Our convertible promissory note agreement that we have entered into with Mr. Drexler may limit our ability to, among other things, incur additional debt. If we fail to comply with the restrictions in this debt instruments, a default may allow the debtor to accelerate the related debt and to exercise his remedies under the agreement, which includes the right to declare the principal amount of that debt, together with accrued and unpaid interest and other related amounts, immediately due and payable, and to exercise any remedies he may have to foreclose on assets that are subject to liens securing that debt.

For additional details regarding our indebtedness, see Note 10 to the accompanying consolidated financial statements.

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

Although the Company had a net income of $3.2 million for the year ended December 31, 2020, we have historically incurred significant losses, including for the year ended December 31, 2021. As of December 31, 2021, we had a working capital deficit of $30.1 million, a stockholders’ deficit of $32.2 million and an accumulated deficit of $205.5 million.

As of December 31, 2021, we had outstanding indebtedness of $16.8 million. For details of our indebtedness, see Note 10 to the accompanying consolidated financial statements.

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

Over the last few years, the Company has had significant employee turnover. Our future success depends in part on our ability to identify, hire, develop, motivate and retain key skilled management personnel and employees for all areas of our organization, particularly sales and marketing. Competition in our industry for qualified employees has been intense. The loss or limitation of the services of any of our key management employees, including as a result of illness, or our inability to hire qualified employees could have a material adverse effect on our business, financial condition and results of operations.

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

Risks Related to our Products, Manufacturing, the Markets in Which We Operated and Other External Risks

We rely on a limited number of customers for a substantial portion of our sales, and the loss of or material reduction in purchase volume by any of these customers would adversely affect our sales and operating results.

During 2021 our three largest  customers accounted for approximately 65% of our net revenue. Net revenue is equal to our gross revenue less product discounts, customer rebates and incentives. The loss of any of our major customers, a significant reduction in purchases by any major customer, price pressure from any of our major customers or any serious financial difficulty of a major customer may have a material adverse effect on our sales and operating results.

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

As a result of the ongoing COVID-19 outbreak, the Company has transitioned most of its workforce to a remote working model, which may result in the Company experiencing lower work efficiency and productivity, which in turn may adversely affect the Company’s business. As Company employees work from home and access the Company’s system remotely, the Company may be subject to heightened security risks, including the risks of cyberattacks. Additionally, if any of the Company’s key management or other employees are unable to perform his or her duties for a period of time, including as the result of illness, the Company’s results of operations or financial condition could be adversely affected.

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

Risks Related to our Intellectual Property

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

Mr. Ryan Drexler, our Chairman of the Board and Chief Executive Officer, owns approximately 49.1% of our outstanding shares of common stock. As a result, Mr. Drexler is able to substantially influence the strategic direction of the Company and the outcome of matters requiring approval by our stockholders. Mr. Drexler’s interests may not be, at all times, the same as those of our other stockholders, and his control may delay, deter or prevent acts that may be favored by our other stockholders.

We may, in the future, issue additional shares of common stock and/or preferred stock, which would reduce investors’ percent of ownership and may dilute our share value.

Our articles of incorporation, as amended, authorize the issuance of 100,000,000 shares of common stock and 10,000,000 shares of preferred stock. As of December 31, 2021, 33,386,200 shares of our common stock were outstanding, and we did not have any outstanding shares of preferred stock. As of March 31, 2022, 33,386,200 shares of our common stock were outstanding. The future issuance of common stock and preferred stock may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors and might have an adverse effect on any trading market for our common stock.

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

Our common stock is quoted on the OTC Pink Tier, an automated quotation service operated by OTC Markets Group, Inc. The quotation of our shares on the OTC may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, in part because of the inability or unwillingness of certain investors to acquire shares of common stock not traded on a national securities exchange and could depress the trading price of our common stock and have a long-term adverse impact on our ability to raise capital in the future.

Our share price has been and may continue to be volatile.

The market price of our common shares is subject to significant fluctuations in response to a multitude of factors, including variations in our quarterly operating results and financial condition. Factors other than our financial results that may affect our share price include, but are not limited to, market expectations of our performance, market perception of our industry, the activities of our managers, customers, and investors, and the level of perceived growth in the industry in which we participate, general trends in the markets for our products, general economic business and political conditions in the countries and regions in which we conduct our business, and changes in government regulation affecting our business, many of which are not within our control. In addition, like many companies of our size with low trading volume, our stock price may fluctuate significantly for reasons unrelated to our business.

Market and economic conditions may negatively impact our business, financial condition and share price.

Concerns over inflation, energy costs, geopolitical issues, the U.S. mortgage market and a declining real estate market, unstable global credit markets and financial conditions, and volatile oil prices have led to periods of significant economic instability, diminished liquidity and credit availability, declines in consumer confidence and discretionary spending, diminished expectations for the global economy and expectations of slower global economic growth going forward, increased unemployment rates, and increased credit defaults in recent years. Our general business strategy may be adversely affected by any such economic downturns, volatile business environments and continued unstable or unpredictable economic and market conditions. If these conditions continue to deteriorate or do not improve, it may make any necessary debt or equity financing more difficult to complete, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance, and share price and could require us to delay or abandon development or commercialization plans.

Future sales and issuances of our securities could result in additional dilution of the percentage ownership of our stockholders and could cause our share price to fall.

We expect that significant additional capital will be needed in the future to continue our planned operations, including research and development, increased marketing, hiring new personnel, commercializing our products, and continuing activities as an operating public company. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders.

We may be at risk of securities class action litigation.

We may be at risk of securities class action litigation. In the past, biotechnology and pharmaceutical companies have experienced significant stock price volatility, particularly when associated with binary events such as clinical trials and product approvals. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business and results in a decline in the market price of our common stock.

Financial reporting obligations of being a public company in the United States are expensive and time-consuming, and our management will be required to devote substantial time to compliance matters.

As a publicly traded company we incur significant legal, accounting and other expenses. The obligations of being a public company in the United States require significant expenditures and places significant demands on our management and other personnel, including costs resulting from public company reporting obligations under the Exchange Act and the rules and regulations regarding corporate governance practices, including those under the Sarbanes-Oxley Act of 2002, as amended (“Sarbanes-Oxley”) and the Dodd-Frank Wall Street Reform and Consumer Protection Act. These rules require the establishment and maintenance of effective disclosure and financial controls and procedures, internal control over financial reporting and changes in corporate governance practices, among many other complex rules that are often difficult to implement, monitor and maintain compliance with. Our management and other personnel will need to devote a substantial amount of time to ensure that we comply with all of these requirements and to keep pace with new regulations, otherwise we may fall out of compliance and risk becoming subject to litigation among other potential problems.

We have ongoing material weaknesses and may in the future fail to maintain effective systems of internal control over financial reporting and disclosure controls and procedures, any of which could, among other things, result in significant additional costs being incurred, cause a loss of confidence in our financial reporting, and adversely affect the trading price of our common stock.

We have concluded that our internal controls over financial reporting were not effective as of December 31, 2021, due to the existence of material weaknesses in such controls, and we have also concluded that our disclosure controls and procedures were not effective as of December 31, 2021, all as described in Item 9A, “Controls and Procedures,” of this Annual Report on Form 10-K. Remediation efforts to address the identified weaknesses are just beginning . Continuing costs to remedy these material weaknesses and to address inquiries from regulators may be significant and may require significant time from our management and other personnel, and we cannot assure you that we will be able to remedy the material weaknesses.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive offices are located at 6728 W. Sunset Rd., Suites 130 and 140, Las Vegas, Nevada 89118 per a sublease agreement. Under the sublease agreement, we pay approximately $7,500 per month. The term of the sublease is 2 years and 2 months, and began on January 1, 2022.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

Other than as set forth below, and in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operating of this Form 10-K as well as in Note 12 – Commitments and Contingencies and Note 19 - Subsequent Events in the notes to the audited consolidated financial statements in Item 8 of this Annual Report on Form 10-K, which is incorporated by reference herein, we are not currently a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, we believe will have a material adverse effect on our business, financial condition or operating results.

ThermoLife International

In January 2016, ThermoLife International LLC (“ThermoLife”), a supplier of nitrates to MusclePharm, filed a complaint against us in Arizona state court. ThermoLife alleged that we failed to meet minimum purchase requirements contained in the parties’ supply agreement. In March 2016, we filed counterclaims alleging that ThermoLife’s products were defective. Through orders issued in September and November 2019, the court dismissed our counterclaims and found that we was liable to ThermoLife for failing to meet the minimum purchase requirements.

The court held a bench trial on the issue of damages in October 2019, and on December 4, 2019, the court entered judgment in favor of ThermoLife and against us in the amount of $1.6 million, comprised of $0.9 million in damages, interest in the amount of $0.3 million and attorneys’ fees and costs in the amount of $0.4 million. We recorded $1.6 million in accrued expenses in 2018. As of December 31, 2021, the total amount accrued, including interest, was $1.9 million. In the interim, the Company filed an appeal and posted bonds in the total amount of $0.6 million in order to stay execution on the judgment pending appeal. Of the $0.6 million, $0.25 million (including fees) was paid by Mr. Drexler on behalf of the Company. See Note 8 to the accompanying consolidated financial statements for additional information. The balance of $0.35 million was secured by a personal guaranty from Mr. Drexler, while the associated fees of $12,500 were paid by the Company.

For the years ended December 31, 2021 and 2020, interest expense recognized on the awarded damages was 96,815 and $89,000 respectively.

We intend to continue to vigorously pursue its defenses on appeal with the Arizona Supreme Court.

White Winston Select Asset Fund Series MP-18, LLC et al., v MusclePharm Corp., et al., (Nev. Dist. Ct.; Cal. Superior Court; Colorado Dist. Ct.)

On August 21, 2018, White Winston Select Asset Fund Series MP-18, LLC and White Winston Select Asset Fund, LLC (together “White Winston”) initiated a derivative action against us and our directors (collectively the “Director Defendants”). White Winston alleges that the Director Defendants breached their fiduciary duties by improperly approving the refinancing of three promissory notes issued by us to Drexler (the “Amended Note”) in exchange for $18.0 million in loans. White Winston alleges that this refinancing improperly diluted their economic and voting power and constituted an improper distribution in violation of Nevada law. In its complaint, White Winston sought the appointment of a receiver over the Company, a permanent injunction against the exercise of Drexler’s conversion right under the Amended Note, and other unspecified monetary damages. On September 13, 2018, White Winston filed an amended complaint, which added a former company executive, as a plaintiff (together with White Winston, the “White Winston Plaintiffs”). On December 9, 2019, the White Winston Plaintiffs filed a Second Amended Complaint, in which they added allegations relating to the resignation of our auditor, Plante & Moran PLLC (“Plante Moran”). We have moved to dismiss the Second Amended Complaint. That motion has not yet been fully briefed.

Along with its complaint, White Winston also filed a motion for a temporary restraining order (“TRO”) and preliminary injunction enjoining the exercise of Mr. Drexler’s conversion right under the Amended Note. On August 23, 2018, the Nevada district court issued an ex-parte TRO. On September 14, 2018, the court let the TRO expire and denied White Winston’s request for a preliminary injunction, finding, among other things, that White Winston did not show a likelihood of success on the merits of the underlying action and failed to establish irreparable harm. Following the court’s decision, we filed a motion seeking to recoup the legal fees and costs we incurred in responding to the preliminary injunction motion. On October 31, 2019, the court awarded us $56,000 in fees and costs. White Winston has appealed that award.

Due to the uncertainty associated with determining our liability, if any, and due to our inability to ascertain with any reasonable degree of likelihood, as of the date of this report, the outcome of the trial, we have not recorded an estimate for its potential liability.

On June 17, 2019, White Winston moved for the appointment of a temporary receiver over the Company, citing Plante Moran’s resignation. The court granted White Winston’s request to hold an evidentiary hearing on the motion, but subsequently stayed the action pending the parties’ attempts to resolve their dispute. Although the parties have been unable to reach a resolution, the litigation has not yet resumed. On July 30, 2019, White Winston filed an action in the Superior Court of the State of California in and for the County of Los Angeles, seeking access to our books and records and requesting the appointment of an independent auditor for the Company. On February 25, 2021, the court ordered us to produce certain documents, denied White Winston’s request for an auditor, and ordered us to pay a $1,500 penalty.

We are evaluating the court’s order and considering its appellate avenues.

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

Our counsel submitted a formal protest to the IRS disputing on several grounds all of the proposed adjustments and penalties on our behalf, and we pursued this matter vigorously through the IRS appeal process. An Appeals Conference was held with the IRS in Denver, Colorado on July 31, 2019. At the conference, we made substantial arguments challenging the IRS’s claims for employment taxes and penalties. On December 16, 2019, a further Appeals Conference was held with the IRS by telephone. At the telephone conference, the Appeals Officer confirmed that he agreed with our argument that the failure to deposit penalties should be conceded by the IRS. The failure to deposit penalties total about $2 million. Thus, with this concession, the IRS’s claims have been reduced from approximately $7.3 million to about $5.3 million.

The remaining issue involved the fair market value of restricted stock units granted to certain former officers (the “Former Officers”) under Internal Revenue Code § 83. We and the IRS disagreed as to the value of the restricted stock on the date of the grants, i.e., October 1, 2014. We and the IRS exchanged expert valuation reports on the fair market value of the stock and had extensive negotiations on this issue. The IRS also made parallel claims regarding the restricted stock units against the Former Officers. The IRS asserted that the Former Officers received ordinary income from the stock grants, and that they owe additional personal income taxes based on the fair market value of the stock. The Former Officers’ cases, unlike our case, are pending before the United States Tax Court. In the Tax Court litigation, the Former Officers are challenging the IRS’s determinations regarding the fair market value of the restricted stock grants on October 1, 2014. The Former Officers have separate counsel from us. The same IRS Appeals Officer and Revenue Agents assigned to the Company’s case are also involved in the cases for the Former Officers. Throughout the proceedings, we have argued to the IRS that it is the Former Officers who are directly and principally liable for the amount of any tax due, and not us.

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

On August 22, 2018, our former President, Richard Estalella filed an action against us and two other defendants in the Colorado District Court for the County of Denver, seeking damages arising out of the IRS’s assertion of tax liability and penalties relating to the 2014 restricted stock grants. We have answered Estalella’s complaint, asserted counterclaims against Estalella for his failure to ensure that all withholding taxes were paid in connection with the 2014 restricted stock grants, and filed cross-claims against two valuation firms named in the action (as well as their principals) for failing to properly value the 2014 restricted stock grants for tax purposes. The trial was scheduled for February 7, 2022 but was ultimately settled in mediation.

We engaged in mediation with all parties to Estalella’s lawsuit on November 2, 2021. Following mediation, on November 3, 2021, we approved a global settlement with the parties to Mr. Estalella’s lawsuit. The parties are currently in the process of negotiating, finalizing, and executing the settlement agreement. This settlement agreement, upon finalization by the parties and dismissal of the litigation by the Court, will constitute a full and final settlement of Mr. Estalella’s claims against all parties to the litigation, including us, as well as our claims against the two valuation firms.   The amounts required to be paid by the Company under the settlement agreement are not material.

This matter is now closed.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTC Pink Tier, an automated quotation service operated by=OTC Markets Group, Inc. under the symbol “MSLP.” Our transfer agent is EQ Shareowner Services, which is located at 1110 Center Point Curve, Suite 101, Mendota Heights, MN 55120.

Holders of Record

As of March 31, 2022, the closing price of our common stock was $0.30, as provided by the OTC Markets, and we had 33,386,200 shares of common stock outstanding, held by approximately 351 holders of record of our common stock. The number of holders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker or clearing agency but does include each such broker or clearing agency as one record holder.

Dividends

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

Recent Sales of Unregistered Securities

On October 13, 2021, the Company entered into a Securities Purchase Agreement (the “SPAt”) with certain institutional investors as purchasers (the “Investors”). Pursuant to the Securities Purchase Agreement, the Company sold, and the Investors purchased, $8.2 million (the “Purchase Price”) in principal amount of senior notes (the “Senior Notes”) and warrants (the “Warrants”).

The Senior Notes were issued with an original issue discount of 14%, bear no interest and mature after 6 months, on April 13, 2022. To secure its obligations thereunder and under the Securities Purchase Agreement, the Company has granted a security interest over substantially all of its assets to the collateral agent for the benefit of the Investors, pursuant to a pledge and security agreement.

The maturity date of the Senior Notes may be extended to May 28, 2022 if no event of default has occurred and is continuing and cash flows from operating and investing activities (but not cash flows from financing activities) of the Company and its subsidiaries was positive for March 2022 and no event of default is reasonably expected to occur on or before April 30, 2022 and the sum of cash flows from operating and investing activities (but not from financing activities) of the Company and its subsidiaries will be positive for April 2022. The maturity date of the Senior Notes also may be extended under other circumstances specified therein. If the maturity date is extended, interest will accrue on and from April 13, 2022 at 18% per annum until the Senior Notes are paid in full. The Company is undertaking various initiatives to improve gross margins to become cash flow positive prior to the maturity of the Senior Notes. These initiatives include improving cost of goods on certain raw materials., there can be no assurance the Company will be able to successfully implement such initiatives on a timely basis or at all or that it otherwise will meet the conditions required to extend the Senior Notes. If the Company is unable to extend the Senior Notes or elects not to do so, the Company will be required to repay the Senior Notes through equity issuances, additional borrowings, cash flows from operations and/or other sources of liquidity. For additional information, please refer to “Note 19 – Subsequent Events.”

The Warrants are exercisable for five (5) years to purchase 18,463,511 shares of the Company’s common stock, par value $0.001 per share, at an exercise price of $0.78, subject to adjustment under certain circumstances described in the Warrants. The Warrants have a face value of $4.4 million which is recorded in Additional Paid-In Capital.

In conjunction with the private placement of Senior Notes and Warrants, each of the directors and officers of the Company entered into lock-up agreements, which prohibit sales of the Common Stock until after April 11, 2022, subject to certain exceptions.

The issuance of the Senior Notes and Warrants was made in reliance on the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), for the offer and sale of securities not involving a public offering, and Regulation D promulgated under the Securities Act. In accordance with ASC 470-20-25-2, proceeds from the sale of a debt instrument with stock purchase warrants (detachable call options) are allocated to the two elements based on the relative fair values of the debt instrument without the warrants and of the warrants themselves at time of issuance. The portion of the proceeds so allocated to the warrants shall be accounted for as additional paid-in capital. The remainder of the proceeds shall be allocated to the debt instrument portion of the transaction.

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

ITEM 6. [RESERVED].

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and plan of operations together with and our consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this Annual Report on Form 10-K. All amounts in this report are in U.S. dollars, unless otherwise noted.

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

Our offerings are clinically developed through a six-stage research process, and all of our manufactured products are rigorously vetted for banned substances by the leading quality assurance program, Informed-Choice. While we initially drove growth in the Specialty retail channel, in recent years we have expanded our focus to drive sales and retailer growth across leading e-commerce, Food Drug & Mass (“FDM”), and Specialty and international channels.

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

COVID-19

The worldwide spread of COVID-19, including the emergence of variants, has resulted, and may continue to result in a global slowdown of economic activity, which may decrease demand for a broad variety of goods and services, while also disrupting supply channels, sales channels and advertising and marketing activities for an unknown period of time until the COVID-19 pandemic is contained, or economic activity normalizes. With the current uncertainty in economic activity, the impact on our revenue and results of operations is likely to continue and the size and duration of the impact we are currently unable to accurately predict. The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on a variety of factors, including the duration and spread of COVID-19 and its variants, and its impact on our customers, contract manufacturers, vendors, industry and employees, all of which are uncertain at this time and cannot be accurately predicted. See “Item 1.A Risk Factors” for further discussion of the adverse impacts of the COVID-19 pandemic on our business.

Factors Affecting Our Performance

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

Results of Operations for the Year Ended December 31, 2021 Compared with the Year Ended December 31, 2020

The following table sets forth certain financial information from our consolidated statements of operations along with a percentage of net revenue and should be read in conjunction with the consolidated financial statements and related notes (in thousands).

	For the Years Ended December 31
	2021		2020
	Amount	% of Revenue	Amount	% of Revenue
Revenue, net	$50,042	100%	$64,440	100%
Cost of revenue	44,671	89%	44,831	70%
Gross profit	5,371	11%	19,609	30%
Operating expenses:
General and administration	9,891	20%	12,952	20%
Selling and promotion	4,393	9%	3,888	6%
Impairment of intangible assets	-	-	167	-
Total operating expenses	14,284	29%	17,007	26%
Income (loss) from operations	(8,913)	-18%	2,602	4%
Other (expense) income:
Interest expense	(5,460)	-11%	(1,493)	-2%
Loss on settlement of obligations	(2)	-	(95)	-
Other income, net	1,501	3%	465	1%
Gain on settlement of payables	-	-	1,687	3%
Income (loss) before provision for income taxes	(12,874)	-26%	3,166	5%
Benefit for income taxes	(8)	-0.02%	(19)	-0.03%
Net income (loss)	$(12,866)	-26%	$3,185	5%

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

For the year ended December 31, 2021, our net revenues were approximately $50.0 million compared to $64.4 million for the year ended December 31, 2020, a decline of approximately $14.4 million or 22%. During the year ended December 31, 2021, the Company had three customers who individually accounted for 38%, 14% and 13% of our net revenue. During the year ended December 31, 2020, the Company had three customers who individually accounted for 41%, 17% and 12% of our net revenue.

Discounts and sales allowances declined to approximately 16% of gross revenue, or $9.3 million, for the year ended December 31, 2021, compared to approximately 22% of gross revenue, or $17.7 million, for the year ended December 31, 2020. Discounts and sales allowances fluctuate based on customer mix and changes in discretionary promotional activity. We continue to monitor our discounts and allowances, reducing where practical to continue to meet our gross margin expectations.

Net revenue decreased primarily due to industry wide supply shortages on protein and components, which delayed production of our products. During the fourth quarter of 2021, the Company instituted price increases of approximately 7.4% with select customers, contributing an additional $0.2 million net revenue.

Cost of Revenue and Gross Profit

Cost of revenue for our products is related to the production, manufacturing, and freight-in of the related products purchased from third-party manufacturers. We primarily use contract manufacturers to drop ship products directly to our customers.

We experienced cost increases for raw materials during the year ended December 31, 2021 primarily due to industry shortages in supply and consistent with market demand. Compared to the prior year, commodity protein costs have increased 133% negatively affecting our gross margin. We are taking steps to manage the increase and shortages by entering into agreements with additional protein brokers to diversify our protein sources, along with working with new vendors to source other component such as tubs, trays and bags.

We have focused on cost containment and improving gross margins by concentrating on customers with higher margins, reducing product discounts and promotional activity, along with reducing the number of SKU’s and negotiating improved pricing for raw materials. With recent increases in commodity prices, our gross margins have eroded and will continue to be impacted.

General and Administration

Our general and administrative expenses consist primarily of salaries and benefits, professional fees, depreciation and amortization, research and development, information technology equipment and network costs, facilities related expenses, directors’ fees, legal fees, accounting and audit fees, consulting fees, stock-based compensation, investor relations costs, insurance and other corporate expenses.

For the year ended December 31, 2021, our general and administration expenses were approximately $9.9 million compared to $13.0 million for the year ended December 31, 2020, or a decline of approximately $3.1 million or 24% due to a decrease in salaries and benefits associated with a reduction in headcount, reducing operating costs and board member compensation, as well as a reduction in office expenses associated with closure of headquarters and warehouses. Salaries and benefits are down $1.6 million or 25%; Office and IT expenses are down $0.8 million or 46%.

As a percentage of net revenues, general and administration expenses were approximately 20% for the year ended December 31, 2021, compared to 20% for the year ended December 31, 2020.

Selling and Promotion

Our selling and promotion expense consists primarily of expenses related to freight-out, print and online advertising, club demonstrations, and stock-based compensation. Historically, advertising and promotions were a large part of both our growth strategy and brand awareness, in particular strategic partnerships with sports athletes and fitness enthusiasts and endorsements, licensing, and co-branding agreements. Additionally, we co-developed products with sports athletes and teams. In connection with our restructuring plan, we terminated most of these contracts in a strategic shift away from such costly arrangements and moved toward digital advertising, ambassador programs and sampling promotional materials.

For the year ended December 31, 2021, our selling and promotion expenses were approximately $4.4 million compared to $3.9 million for the year ended December 31, 2020; an increase of $0.5 million or 13%. The increase was primarily related to an increase in freight-out and other increases in Club Demonstrations and stock-based compensation related to our Energy business.

As a percentage of net revenues, selling and promotion expenses were approximately 9% for the year ended December 31, 2021, compared to 6% for the year ended December 31, 2020. The increase for 2021 expenses was primarily driven by a 23% increase in freight-out.

Impairment of Intangible Assets

For the year ended December 31, 2020, we incurred approximately $0.2 million of impairment of intangible assets. For the year ended December 31, 2021 we had no impairment.

Loss of Settlement of Obligation

For the year ended December 31, 2021, our loss on settlement of obligation was approximately $2,000 compared to $95,000 for the year ended December 31, 2020. During the year ended December 31, 2020, the Company settled with two contract manufactures, Nutrablend and Excelsior Nutrition and recorded a loss of $95,000 for the year related to these obligations.

Gain on Settlement of Payables

For the year ended December 31, 2020, we recorded amounts aggregating approximately $1.7 million as a gain on the settlement of liabilities, the result of the imputation of interest due to the long-term nature of the payouts as follows:

●	On September 25, 2020, we entered into a settlement agreement with Nutrablend, a manufacturer of our products, pursuant to which we agreed to pay approximately $3.1 million in monthly payments from September 1, 2020 through June 30, 2023.

●	On December 16, 2020, we entered into a settlement agreement with Excelsior Nutrition, a manufacturer of our products, pursuant to which we agreed to pay approximately $4.8 million in monthly payments beginning January 5, 2020 and thereafter until the settlement amount is paid in full.

For the year ended December 31, 2021, we recorded no gain on settlement of payables. The remaining amounts owed related to these settlements is reflected in accrued and other liabilities.

Interest Expense

For the year ended December 31, 2021, interest expense was approximately $5.4 million compared to $1.5 million for the year ended December 31, 2020, or an increase of $3.9 million or 307%.

Interest expense increased as a result of a higher debt balance due the issuance of the Senior Secured debt offering during the year ended December 31, 2021.

Other Income, Net

The Company’s other income increased from $0.5 million for the year ended December 31, 2020 to $1.5 million for the year ended December 31, 2021. During 2021, the Company recognized a gain of $1.0 million related to the forgiveness of the Company’s Paycheck Protection Program loan and sublease income $0.4 million, partially offset by the Company’s foreign currency translation gain/loss, primarily related to trade with Canadian customers.

Provision for Income Taxes

For the year ended December 31, 2021, we recognized a tax benefit of approximately $8,000 compared to a tax benefit of approximately $19,000 for the year ended December 31, 2020. Our provision for income taxes consists primarily of federal and state income taxes in the U.S. and income taxes in foreign jurisdictions in which we conduct business. Due to uncertainty, as to the realization of benefits from our deferred tax assets, including net operating loss carryforwards, research and development and other tax credits, we have a full valuation allowance reserved against such assets. We expect to maintain this full valuation allowance at least in the near term.

Liquidity and Capital Resources

We have incurred significant losses and experienced negative cash flows since inception. As of December 31, 2021, the Company had cash of approximately $1.2 million, a decline of $780 from the December 31, 2020 balance of $2.0 million. As of December 31, 2021, we had a working capital deficit of $30.1 million, a stockholders’ deficit of $32.2 million and an accumulated deficit of $205.5 million resulting from recurring losses from operations. As a result of our history of losses and financial condition, there is substantial doubt about our ability to continue as a going concern.

Our ability to continue as a going concern is dependent upon us generating profitable operations in the future and/or obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. We are evaluating different strategies to obtain financing to fund our expenses and achieve a level of revenue adequate to support our current cost structure. Financing strategies may include, but are not limited to, private placements of capital stock, debt borrowings, partnerships and/or collaborations.

We have funded our operations from proceeds from the sale of equity and debt securities. We will require significant additional capital to make the investments we need to execute our longer-term business plan. Our ability to successfully raise sufficient funds through the sale of debt or equity securities when needed is subject to many risks and uncertainties and, even if it were successful, future equity issuances would result in dilution to our existing shareholders and future debt securities may contain covenants that limit our operations or ability to enter into certain transactions.

We will need to raise additional funding through strategic relationships, public or private equity or debt financings, grants or other arrangements to develop and seek regulatory approvals for our existing and new product candidates. If such funding is not available, or not available on terms acceptable to us, our current development plan and plans for expansion of our general and administrative infrastructure may be curtailed.

Cash Flows

A summary of our cash flows is as follows (in thousands):

	For the Years Ended December 31,
	2021	2020
Consolidated Statements of Cash Flows Data:
Net cash used in operating activities	$(8,042)	$(868)
Net cash (used in) provided by investing activities	(2)	218
Net cash provided by financing activities	7,264	1,121
Net change in cash	$(780)	$471

Net Cash Operating Activities

Our net cash used in operating activities was $8.0 million for the year ended December 31, 2021 compared to net cash used in operating activities of $0.9 million for the year ended December 31, 2020.

Net Cash Investing Activities

Our net cash used in investing activities for the year ended December 31, 2021, was $0.002 million compared to net cash provided by investing activities of $0.2 million for the year ended December 31, 2020.

Net Cash Financing Activities

Our net cash provided by financing activities for the year ended December 31, 2021, was $7.3 million compared to $1.1 million for the year ended December 31, 2020.

Non-GAAP Adjusted EBITDA

In addition to disclosing financial results calculated in accordance with GAAP, this Form 10-K discloses Adjusted EBITDA, which is net loss adjusted for stock-based compensation, gain on settlement of accounts payable, (gain) loss on disposal of property and equipment, interest expense, depreciation of property and equipment, amortization of intangible assets, and (benefit) provision for income taxes.

Management uses Adjusted EBITDA as a supplement to GAAP measures to further evaluate period-to-period operating performance, as well as the Company’s ability to meet future working capital requirements. Management believes this non-GAAP measures will provide investors with important additional perspectives in evaluating the Company’s ongoing business performance.

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

Set forth below are reconciliations of our reported GAAP net income (loss) to Adjusted EBITDA (in thousands):

	Year ended December 31, 2021	Year ended December 31, 2020
Net income (loss) (GAAP)	$(12,866)	$3,185
Non-GAAP adjustments:
Gain on disposal of property and equipment	-	(160)
Loss on settlements	(143)	(1,687)
Impairment of operating lease right of use asset	-	167
Stock compensation expense	653	144
Interest and other expense, net	4,896	1,188
Depreciation of Property and Equipment	10	145
Amortization of Intangible Assets	321	320
PPP Loan Forgiveness	(965)	-
Benefit for income taxes	(8)	(19)
Loss foreign currency	28	-
Adjusted EBITDA (non-GAAP)	$(8,074)	$3,283

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

The preparation of our Financial Statements and the related disclosures in conformity with GAAP, requires our management to make judgments, assumptions, and estimates that affect the amounts of revenue, expenses, income, assets, and liabilities, reported in our Financial Statements and accompanying notes. Understanding our accounting policies and the extent to which our management uses judgment, assumptions, and estimates in applying these policies is integral to understanding our Financial Statements.

We describe our most significant accounting policies in “Note 2, Significant Accounting Policies” of our consolidated notes to our Financial Statements and found elsewhere in this Annual Report. These policies are considered critical because they may result in fluctuations in our reported results from period to period due to the significant judgments, estimates, and assumptions about highly complex and inherently uncertain matters. In addition, the use of different judgments, assumptions, or estimates could have a material impact on our financial condition or results of operations. We evaluate our critical accounting estimates and judgments required by our policies on an ongoing basis and update them as appropriate based on changing conditions.

Revenue Recognition

Our revenue represents sales of finished goods inventory and is recognized when control of the promised goods is transferred to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for those goods. The reserves for trade promotions and product discount s, including sales incentives, are established based on our best estimate of the amounts necessary to settle existing credits for products sold as of the balance sheet date.

All such costs are netted against sales. These costs include end-aisle or other in-store displays, contractual advertising fees and product discounts, and other customer specific promotional activity. We provide reimbursement to our customers for such amounts as credits against amounts owed. To determine the appropriate timing of recognition of consideration payable to a customer, all consideration that is payable to our customers is reflected in the transaction price at inception and reassessed routinely.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable represents trade obligations from customers that are subject to normal trade collection terms and are recorded at the invoiced amount, net of any sales discounts and allowance for doubtful accounts, and do not typically bear interest. The Company assesses the collectability of the accounts by taking into consideration the aging of accounts receivable, changes in customer credit worthiness, general market and economic conditions, and historical experience. Bad debt expenses are recorded as part of “General and administrative” expenses in the consolidated statements of operations. The Company reserves the receivable balance against the allowance when management determines a balance is uncollectible. The Company also reviews its customer discounts and an accrual is made for discounts earned but not yet utilized at each period end.

Litigation Estimates and Accruals

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

The fair value of stock options is estimated using the Black-Scholes option-pricing model. The determination of the fair value of each stock award using this option-pricing model is affected by the Company’s assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards and the expected term of the awards based on an analysis of the actual and projected employee stock option exercise behaviors and the contractual term of the awards. Due to the Company’s limited experience with the expected term of options, the simplified method was utilized in determining the expected option term as prescribed in ASC 718 Compensation – Stock Compensation.

We recognize our stock-based compensation expense over the requisite service period, which is generally consistent with the vesting of the awards, based on the estimated fair value of all stock-based payments issued to employees and directors that are expected to vest.

There have been no material changes to our critical accounting policies during the period covered by this report.

Warrants

In conjunction with the Securities Purchase Agreement (SPA), the Company issued 18,463,511 warrants to the senior note holders. The warrants entitle the holder to purchase one share of the Company’s common stock at an exercise price equal to $.7794 per share at any time on or after October 13, 2021 (the “Initial Exercise Date”) and on or prior to the close of business on October 13, 2026 the “Termination Date”). The Company determined that these warrants are free standing financial instruments that are legally detachable and separately exercisable from the debt instruments. Management also determined that the warrants are puttable for cash upon a fundamental transaction at the option of the holder and as such required classification as equity pursuant to ASC 470. In accordance with the accounting guidance, the outstanding warrants are recognized as equity on the balance sheet. The proceeds from the sale of a debt instrument with stock purchase warrants (detachable call options) shall be allocated to the two elements based on the relative fair values of the debt instrument without the warrants, and of the warrants themselves at time of issuance. The allocation of the portion of the value resulted in a discount of the debt instrument. The fair value of the warrants were measured using the Black Scholes option pricing model.

Recently Issued Accounting Pronouncements

See Note 2 to the accompanying consolidated financial statements for a discussion of recent accounting pronouncements or changes in accounting pronouncements that are of significance, or potential significance, to us.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to disclose the information required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the consolidated financial statements set forth on the “Index to Financial Statements” on F-1 of this Form 10-K, which consolidated financial statements are incorporated by reference into this Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 4, 2021, the Audit Committee of the Board of Directors selected Moss Adams LLP as our new certifying accountant for the year ending December 31, 2021. During the years ended December 31, 2020, and the subsequent interim period prior to the engagement of Moss Adams LLP, we did not consult with Moss Adams LLP regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

SingerLewak LLP was previously the certifying accountant for the Company. On June 4, 2021, SingerLewak LLP was dismissed as our certifying accountant. The decision to dismiss SingerLewak LLP was made by the Audit Committee of the Board of Directors.

During the years ended December 31, 2020 and 2019 and the subsequent interim period through June 4, 2021, there were no: (1) disagreements with SingerLewak LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to their satisfaction, would have caused them to make reference in connection with their opinion to the subject matter of the disagreement, or (2) reportable events under Item 304(a)(1)(v) of Regulation S-K.

The audit reports of SingerLewak LLP on our consolidated financial statements as of and for the years ended December 31, 2020 and 2019 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that each report on our consolidated financial statements contained an explanatory paragraph regarding our ability to continue as a going concern.

SingerLewak LLP furnished a letter addressed to the Securities and Exchange Commission stating they agreed with the above statements.

ITEM 9A. CONTROLS AND PROCEDURES

Background

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer have evaluated disclosure controls and procedures as of December 31, 2021. Based on this evaluation, they concluded that because of the material weaknesses in our internal control over financial reporting discussed below, our internal controls and procedures were not effective as required under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Disclosure controls and procedures are designed to ensure that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process affected by our management to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with GAAP.

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

Our management assessed the effectiveness of its internal control over financial reporting as of December 31, 2021. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission’s 2013 Internal Control-Integrated Framework. Based on its assessment, as well as factors identified during the Audit Committee investigation and subsequent audit process, management has concluded that our internal control over financial reporting as of December 31, 2021 was not effective due to the existence of the material weaknesses in internal control over financial reporting described below.

Material Weaknesses

The Company has deficiencies in the design and operation of its internal controls in the financial processes related to the accounting for cash, accounts receivable, accounts payable, inventory, accrued liabilities, income taxes, debt, equity, revenue from contracts with customers, costs of sales, stock-based compensation, and expenses classification. In addition, the Company has insufficient controls over the financial close and reporting process, including account reconciliations and preparation and review of financial statements and related disclosures. Significant employee turnover and lack of technical expertise in the accounting function, has led to a lack of documentation and inconsistent practices in the implementation and execution of internal controls, including those at the entity level, information technology general controls, segregation of duties controls, and business process controls.

Remediation

Our remedial actions to date and remediation plans to be undertaken in response to the material weaknesses on internal control over financial reporting and our conclusions reached in evaluating the effectiveness of our disclosure controls and procedures and internal controls over financial reporting as of December 31, 2021 and 2020, are described below.

●	While we have designed and implemented, or expect to implement, measures that we believe address or will address these control weaknesses, we continue to develop our internal controls, processes and reporting systems by, among other things, hiring qualified personnel with expertise to perform specific functions, and designing and implementing improved processes and internal controls, including ongoing senior management review and audit committee oversight. We plan to remediate the identified material weakness through the redistribution of job responsibilities, after hiring additional senior accounting staff, with additional technical accounting expertise and through the design and implementation of additional internal controls in order to promote adequate segregation of duties. Additionally, we intend to designate a member of management to review and improve our internal control processes. We expect to complete the remediation in 2022. We expect to incur additional costs to remediate this weakness, primarily personnel costs.

●	We may not be successful in implementing these changes or in developing other internal controls, which may undermine our ability to provide accurate, timely and reliable reports on our financial and operating results. Further, we will not be able to fully assess whether the steps we are taking will remediate the material weakness in our internal control over financial reporting until we have completed our implementation efforts and sufficient time passes in order to evaluate their effectiveness. In addition, if we identify additional material weaknesses in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. Moreover, in the future we may engage in business transactions, such as acquisitions, reorganizations or implementation of new information systems that could negatively affect our internal control over financial reporting and result in material weaknesses.

We were unable to complete a majority of our remediation efforts during the year ended December 31, 2021, but expects to progress on our remediation efforts during 2022.

Notwithstanding the material weaknesses described in this Item 9A, our management has concluded that the consolidated financial statements and related financial information included in this Form 10-K presents fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP. Management’s position is based on a number of factors, including, but not limited to:

●	With the substantial resources expended (including the use of external consultants);

●	The reconsideration of significant accounting policies and accounting practices previously employed by the Company, resulting in other adjustments to previously issued consolidated financial statements; and

●	Based on the actions described above, we have updated, and in some cases corrected, our accounting policies and have applied those to our consolidated financial statements for all periods presented.

Changes in Internal Control Over Financial Reporting

In the fourth quarter of 2021, we noted a lack of technical expertise in our evaluation of accounting for debt and related warrants and in our methods for recording stock compensation and related detail review. This resulted in a need to correct initial calculations in order to reflect the accurate stock-based compensation in Q4.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

EXECUTIVE OFFICERS AND DIRECTORS

The following table sets forth the names, positions and ages of our directors and executive officers as of the date of this report.

Name	Age	Position
Ryan Drexler	51	Chief Executive Officer and Chairman of the Board of Directors
Sabina Rizvi	54	President and Chief Financial Officer
Michael Heller	47	Director, Chairman of the Compensation Committee, Chairman of the Nominating and Corporate Governance Committee
Paul Karr	66	Director, Chairman of the Audit Committee

Biographical information concerning the directors and executive officers listed above is set forth below:

RYAN DREXLER – CHIEF EXECUTIVE OFFICER AND CHAIRMAN OF THE BOARD OF DIRECTORS

Ryan Drexler was appointed to serve as our Chief Executive Officer and President on November 18, 2016. Prior to that, Mr. Drexler served as our Interim Chief Executive Officer, President and Chairman of the Board of Directors since March 15, 2016. Mr. Drexler has served as Chairman of our Board of Directors since August 26, 2015. Mr. Drexler is currently the Chief Executive Officer of Consac, LLC (“Consac”), a privately held firm that invests in the securities of publicly-traded and venture-stage companies. Previously, Mr. Drexler served as President of Country Life Vitamins, a family-owned nutritional supplements and natural products company that he joined in 1993. In addition to developing strategic objectives and overseeing acquisitions for Country Life, Mr. Drexler created new brands that include the BioChem family of sports and fitness nutrition products. Mr. Drexler negotiated and led the process which resulted in the sale of Country Life in 2007 to the Japanese conglomerate Kikkoman Corp. Mr. Drexler graduated from Northeastern University, where he earned a B.A. in political science. Because of his experience in running and developing nutritional supplement companies, we believe that Mr. Drexler is well qualified to serve on our Board of Directors.

SABINA RIZVI – PRESIDENT AND CHIEF FINANCIAL OFFICER

Sabina Rizvi was appointed to serve as our President and Chief Financial Officer on April 5, 2021. Previously, Ms. Rizvi held multiple C-suite roles at Yum! Brands, with increasing responsibility including CFO of the Canadian and Thailand business units and President and General Manager of Pizza Hut Thailand, where she oversaw significant growth of the brand. Most recently, she was Chief Operating Officer, Yum! Digital and Technology, playing an instrumental role in leveraging technology to transform the customer experience. Ms. Rizvi graduated from University of Windsor, Canada with a Master of Business Administration and completed her Honors Bachelor of Mathematics from University of Waterloo, Canada.

MICHAEL HELLER – DIRECTOR

Michael Heller joined our Board of Directors as an independent director in January 2021 and is chair of the Compensation Committee, a member of the Audit Committee and Chair of the Nominating & Corporate Governance Committee. Mr. Heller is Principal of Talent Resources Holdings since January 2020, a global digital marketing agency recognized as a leader in developing and producing influencer based social media campaigns, providing holistic marketing solutions to brands and full service, social platform management to talent and businesses. Mr. Heller was the founder and has been Chief Executive Officer of Talent Resources since January 2005. Mr. Heller holds a Bachelor of Arts degree from the Gallatin School of Individualized Study at New York University, and a Juris Doctor from Cardozo School of Law. Because of his significant marketing perspective and experience with expanding brand awareness, we believe that Mr. Heller is well qualified to serve on our Board of Directors.

PAUL KARR – DIRECTOR

Paul Karr joined our Board of Directors as an independent director on June 1, 2021. Mr. Karr serves as Chairman of the Audit Committee and is a member of the Compensation and Nominating and Governance Committees. Mr. Karr is a Certified Public Accountant and consults with middle market firms as a Director with CFO Consulting Partners, a position he has held since August 2018. Prior to that, he served at AIG as Deputy Corporate Controller from September 2014 to July 2016 and North America Controller, Property Casualty from November 2012 to September 2014. His experience includes senior leadership roles in finance and controllership, addressing financial reporting, issue resolution and internal controls also includes American Express, General Electric, and Bristol-Myers Squibb. He has served on the Board of Directors of LG Nortel, a $500 million joint venture in Korea, and has worked with numerous audit committees and boards. Mr. Karr began his career at Deloitte & Touche where he was an audit partner in the Chicago and National offices. He has degrees in Accountancy – BS (High Honors) and Master of Accounting Science – from the University of Illinois at Urbana-Champaign. Based on his experience in accounting, financial reporting and auditing matters, we believe Mr. Karr is well qualified to serve on our Board of Directors

Family Relationships

There are no family relationships among any of our executive officers or directors.

Arrangements between Officers and Directors

Except as set forth herein, to our knowledge, there is no arrangement or understanding between any of our officers or directors and any other person pursuant to which the officer or director was selected to serve as an officer or director.

Involvement in Certain Legal Proceedings

We are not aware of any of our directors or officers being involved in any legal proceedings in the past ten years relating to any matters in bankruptcy, insolvency, criminal proceedings (other than traffic and other minor offenses), or being subject to any of the items set forth under Item 401(f) of Regulation S-K.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities.

To our knowledge, based solely upon a review of Forms 3, 4, and 5 filed with the SEC during the fiscal year ended December 31, 2021, we believe that, our directors, executive officers, and greater than 10% beneficial owners have complied with all applicable filing requirements during the fiscal year ended December 31, 2021.

CODE OF BUSINESS ETHICS

Our Board of Directors established a Code of Business Ethics applicable to our officers and employees. The Code of Business Ethics is accessible on our website at www.musclepharmcorp.com. If we make any substantive amendments to the Code of Conduct or grant any waiver, including any implicit waiver, from a provision of the Code of Conduct to our officers, we will disclose the nature of such amendment or waiver on our website or in a current report on Form 8-K.

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

BOARD COMMITTEES

Our Board of Directors has established an Audit Committee, a Compensation Committee, Nominating & Corporate Governance Committee and, each of which have the composition and responsibilities described below. Members serve on these committees until their resignations or until otherwise determined by our Board of Directors. The Board of Directors has further determined that Messrs. Karr and Heller, chair and member, respectively, of the Audit Committee of the Board of Directors, are each an “Audit Committee Financial Expert,” as such term is defined in Item 407(d)(5) of Regulation S-K promulgated by the SEC, by virtue of their relevant experience listed in their respective biographical summaries provided above in the section entitled “Executive Officers and Directors.” Each of our committees have a written charter. Current copies of the Charters of the Audit Committee, Compensation Committee, and Nominating & Corporate Governance Committee are available on our website at www.musclepharmcorp.com/MSLP/corporate_governance. As necessary, the Board of Directors may establish special committees to address issues not directly under the governance of the established committees.

Audit Committee

The Audit Committee reviews the work of our internal accounting and audit processes and the Independent Registered Public Accounting Firm. The Audit Committee has sole authority for the appointment, and oversight of our Independent Registered Public Accounting Firm and to approve any significant non-audit relationship with the Independent Registered Public Accounting Firm. The Audit Committee is also responsible for preparing the report required by the rules of the SEC to be included in our annual proxy statement. The Audit Committee is currently comprised of Mr. Heller and Mr. Karr. The Company’s Board of Directors has determined that Mr. Karr is an “Audit Committee financial expert” within the meaning of Item 407 of Regulation S-K. Additionally, Mr. Karr serves as chair of the Audit Committee. Each of Messrs. Karr and Heller are independent for Audit Committee purposes, as determined under Exchange Act rules. Mr. Heller joined the Audit Committee in January 2021 and Mr. Karr joined the Audit Committee in June 2021. During 2021, the Audit Committee held four meetings.

Compensation Committee

The Compensation Committee approves our goals and objectives relevant to compensation, stays informed as to market levels of compensation and, based on evaluations submitted by management, recommends to our Board of Directors compensation levels and systems for the Board of Directors and our officers that correspond to our goals and objectives. The Compensation Committee also produces an annual report on executive compensation for inclusion in our proxy statement. The Compensation Committee is currently comprised of Mr. Heller, as chair, and Mr. Karr, as a member. Mr. Karr joined the Compensation Committee in June 2021 and Mr. Heller joined in January 2021.

Nominating & Corporate Governance Committee

The Nominating & Corporate Governance Committee is responsible for recommending to our Board of Directors individuals to be nominated as directors and committee members. This includes evaluation of new candidates as well as evaluation of current directors. In evaluating the current directors, the Nominating & Corporate Governance Committee conducted a thorough self-evaluation process, which included the use of questionnaires and a third-party expert that interviewed each of the directors and provided an analysis of the results of the interviews to the committee. This committee is also responsible for developing and recommending to the Board of Directors our corporate governance guidelines, as well as reviewing and recommending revisions to the guidelines on a regular basis. The Nominating & Corporate Governance Committee is currently comprised of Mr. Karr as a member and Mr. Heller, as the chair. During 2021 the Nominating & Corporate Governance Committee held no meetings.

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

Changes in Nominating Procedures

None.

ITEM 11. EXECUTIVE COMPENSATION

Overview

We are eligible to take advantage of the rules applicable to a “smaller reporting company,” as defined in the Exchange Act, for the fiscal year ended December 31, 2021. As a “smaller reporting company” we are permitted, and have opted, to comply with the scaled back executive compensation disclosure rules applicable to a “smaller reporting company” under the Exchange Act. Only three individuals served as executive officers, as defined in Rule 3b-7 under the Exchange Act, during the fiscal year ended December 31, 2021. The following discussion relates to the compensation of those executive officers, who we refer to as our “named executive officers” or “NEOs” in this Annual Report on Form 10-K. During the fiscal year ended December 31, 2021, our NEOs were:

●	Ryan Drexler – Chief Executive Officer and Chairman of the Board of Directors
●	Sabina Rizvi – President and Chief Financial Officer

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

Cash Bonuses

Pursuant to their employment agreements, each of our named executive officers was eligible to earn a cash bonus, with a target amount established by the Compensation Committee, based on the achievement of specified performance goals. Mr. Drexler was eligible to receive cash bonuses of up to $0.4 million based on the achievement of specified performance goals. See below for cash bonus amounts set forth in the “Summary Compensation Table” below.

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

Employment Agreements

We maintained employment agreements with Mr. Drexler and Ms. Rizvi. that include certain severance and change in control payments. These agreements are described under “Narrative Disclosure to Summary Compensation Table” below.

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

Summary Compensation Table

The following summary compensation tables sets forth all compensation awarded to, earned by, or paid to our named executive officers for 2021 and 2020, in respect of their employment with the Company.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($) (4)	Total ($)

Ryan Drexler (1) (4)	2021	$1,166,667	416,667	-	-	56,483	$1,639,817
Chief Executive Officer and Chairman of the Board	2020	$750,000	-	-	-	984	$750,984

Sabina Rizvi (2) (3)	2021	$315,341	-	-	724,393		$1,039,734
President and Chief Financial Officer	2020	$-	-	-	-	-	$-

Allen Sciarillo	2021	$94,019	25,000	-	-	-	$119,019
	2020	$194,167	50,000	-	-	6,501	$250,668

Brian Casutto	2021	$-	-	-	-	-	$-
Executive Vice President of Sales and Operations	2020	$151,587	-	-	-	162,384	$313,971

(1)	For information regarding certain transactions between Mr. Drexler and the Company, see Note 10 to the consolidated financial statements. Mr. Drexler’s 2021 bonus included the payout $217,000 of deferred compensation in 2021.
(2)	Sabina Rizvi was appointed to serve as President and Chief Financial Officer in April 2021.
(3)	Relates to the fair value of options issued to Sabina Rizvi under the 2021 Omnibus Equity Incentive Plan (“2021 Plan”).
(4)	The Board of Directors approved $49,483 for Mr. Drexler’s moving expenses as well as $7,000 per month for rental home until home purchase.
(5)	Amounts under All Other Compensation for 2021 include employee benefits and certain perquisites, as described above.

Employment Agreements

As used below, the terms “without cause,” “good reason,” “qualifying sale,” “aggregate purchase price,” “performance bonus,” “cash-based incentives,” and “change in control” are defined in the applicable agreements.

Mr. Drexler

We entered into an employment agreement with Mr. Drexler on February 11, 2016, which has subsequently been amended and restated, most recently effective as of February 1, 2019. Subject to earlier termination as provided therein, the term of his agreement runs through February 1, 2021 and automatically renews for successive one-year terms thereafter, unless either party provides at least three months’ written notice of its or his intention not to renew. Under his employment agreement, Mr. Drexler was entitled to a base salary of $700,000 for 2019, which was increased to $750,000 per year effective January 1, 2020, in each case, subject to increase by the board. For 2019, Mr. Drexler was eligible to receive cash-based incentives of up to $250,000 based on the achievement of specified performance goals. There was no specified performance goal in 2020. Under his amended and restated employment agreement, Mr. Drexler is also eligible to receive additional cash-based incentives of up to $350,000, based on the achievement of specified performance goals.

Concurrently with entering into the amended and restated employment agreement in February 2018, We entered into a transaction bonus agreement with Mr. Drexler, which provides that, upon the occurrence of a qualifying sale, and provided that at the time of the qualifying sale Mr. Drexler is an owner of at least 20% of our shares, Mr. Drexler will be entitled to a transaction bonus equal to 10% of the aggregate purchase price if such price is in excess of $50 million. Mr. Drexler is entitled to this transaction bonus regardless of whether the qualifying transaction occurs during his employment or at any time thereafter.

If Mr. Drexler’s employment is terminated for any reason, each equity award granted to him will fully vest and he will be entitled to any unpaid performance bonus or cash-based incentives (as described above), to the extent earned as of the date of such termination, in addition to any amounts required by law or our policies. In addition, if Mr. Drexler’s employment is terminated by us without cause or by Mr. Drexler for good reason prior to (but not in connection with) a qualifying sale, Mr. Drexler will be entitled to receive (i) 12 months of base salary continuation, (ii) up to 12 months of subsidized COBRA premiums, and (iii) a lump sum payment of the performance bonus for the year his employment terminates. If Mr. Drexler’s employment is terminated by us without cause or by Mr. Drexler for good reason within 12 months following (or prior to, but in connection with or anticipation of) a qualifying sale, Mr. Drexler will be entitled to receive, in lieu of the amounts described in the preceding sentence, (i) a lump sum payment equal to 200% of his annual base salary, (ii) up to 18 months’ of subsidized COBRA premiums, and (iii) a lump sum payment equal to 200% of the performance bonus for the year his employment terminates. The severance payable to Mr. Drexler on a termination of his employment by us without cause or by Mr. Drexler for good reason is subject to his execution (and non-revocation) of a release of claims in our favor.

Under the employment agreement, Mr. Drexler agreed to certain restrictions on solicitation of employees, which continue for 12 months following the termination of his employment, if his employment is terminated due to disability, by him for good reason or by us with or without cause, due to expiration of the employment period by notice of non-renewal or due to termination of his employment upon a notice of termination. The employment agreement also contains restrictions with respect to disclosure of the Company’s confidential information.

Ms. Rizvi

We entered into an employment agreement with Ms. Rizvi in April 2021. Under her employment agreement, Ms. Rizvi is entitled to a base salary of $450,000 per year. In addition, Ms. Rizvi is eligible to receive cash bonuses based on performance criteria to be adopted by the Compensation Committee, under her employment agreement, Ms. Rizvi is also entitled to customary employee benefits. Upon joining the Company Ms. Rizvi was given incentive compensation that included 2% of the sales price of the Company should we be sold. In December 2021, this incentive was terminated. Ms. Rizvi was issued an option to purchase 1,811,000 shares of our common stock, the details of which are discussed below in “Outstanding Equity Awards at Year End”.

Outstanding Equity Awards at Year End

As of December 31, 2021, there was one outstanding equity award with our named executive officers. On December 21, 2021, we entered into an agreement under the 2021 Plan with Sabina Rizvi to issue an option to purchase 1,811,000 shares of our common stock, exercisable at a price of $0.40. The estimated fair value of this grant is $724,393 and was determined by using the Black-Scholes option pricing model with a term of 7 years; annual volatility rate of 208%; discount rate of 1.39%; and 0% for dividend rate. The fair value of option is recognized over the requisite vesting period. Upon issuance of this option, the previous incentive compensation discussed above was terminated and all related stock compensation expense recorded in 2021 was reversed.

Director Compensation

Non-Employee Director Compensation Arrangements

During the year ended December 31, 2021, Mr. Heller and Mr. Karr earned annual cash retainer fees of $75,000 each.

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

The table below sets forth the compensation paid to each non-employee member of the Board of Directors during the year ended December 31, 2021. Messrs. Drexler, Sciarillo and Casutto received no additional compensation for their service as a director, and, consequently, are not included in this table. The compensation received by Messrs. Drexler, Sciarillo and Casutto in respect of their employment is set forth in the “Summary Compensation Table” above.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)

Michael Heller	$75,000	$-	$-	$75,000
Paul Karr	$38,000	$-	$-	$38,000

There was no restricted stock units awarded to directors in 2021 or 2020.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of shares of our common stock by (i) each current director and (ii) each named executive officer, as of March 31, 2022.

	Shares Beneficially Owned
	Common Stock (1)
Name of Beneficial Owner	Shares	%
Named Executive Officers
Ryan Drexler(2)	31,002,836	67.2%
Sabina Rivzi(3)	721,394	1.6%
Non-Employee Directors:
Paul Karr	—	—
Michael Heller	—	—
Officers and Directors as a Group	31,724,230	68.8%
Paul Karr

Other Beneficial Owners:
Wynnefield Capital (4)	2,111,874	6.3%
Amerop Holdings, Inc. (5)	3,648,355	10.9%

*	Represents less than 1%.

(1)	This column lists beneficial ownership of voting securities as calculated under SEC rules which generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities and includes shares of our common stock issuable pursuant to the exercise of stock options, warrants, preferred stock or other securities that are immediately exercisable or convertible or exercisable or convertible within 60 days of March 31, 2022. Otherwise, except to the extent noted below, each director, named executive officer or entity has sole voting and investment power over the shares reported. Standard brokerage accounts may include nonnegotiable provisions regarding set-offs or similar rights.

(2)	Ryan Drexler, the Company’s Chief Executive Officer and Chairman of the Board of Directors is the sole member of Consac, LLC, and as such has voting and investment power over the securities owned by the stockholder. Percent of total voting power represents voting power with respect to 33,479,886 shares of common stock outstanding as of March 24, 2021, plus 137,362 options to purchase common shares as if these options were exercised, plus the 12,486,813 refinanced convertible notes issued to Mr. Drexler on November 29, 2020, as if the notes were converted into shares as of March 24, 2021 (46,104,061 common shares).

(3)	Represents 100% vesting of Ms. Rizvi’s option to purchase 721,394 shares, which fully vests on April 1, 2022.

(4)	Joshua Landes and Nelson Obus may be deemed to hold an indirect beneficial interest in these shares, which are directly beneficially owned by Wynnefield Partners Small Cap Value, L.P., Wynnefield Partners Small Cap Value, L.P. I, Wynnefield Small Cap Value Offshore Fund and Wynnefield Capital, Inc. Profit Sharing Plan because they are co-managing members of Wynnefield Capital Management, LLC and principal executive officers of Wynnefield Capital, Inc. The principal place of business for Wynnefield Capital is 450 Seventh Avenue, Suite 509, New York, New York 10123. This information is based on a Schedule 13D/A filed on November 3, 2020 with the SEC.

(5)	Amerop Holdings, Inc. and Leonard P. Wessell III may be deemed to hold an indirect beneficial interest to 1,463,839 of these shares. White Winston Select Asset Funds, LLC, Todd M. Enright, Mark Blundell, Donald Feagan, and Robert Mahoney may be deemed to hold an indirect beneficial interest in these shares. White Winston Select Asset Fund Series Fund MP-18, LLC reported sole voting power with respect to 3,648,355 shares. The address of White Winston Select Asset Funds Series Fund MP-18, LLC is 265 Franklin St., Suite 1702, Boston, MA 02110. This information is based on a Schedule 13D filed on November 8, 2019 with the SEC.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table shows information regarding our equity compensation plans, as of December 31, 2021:

PLAN CATEGORY	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders:
2015 Incentive Compensation Plan	171,703	$1.89	576,494.00
2021 Omnibus Equity Incentive Plan(a)	1,811,000	$0.40	(a	)

(a)	The 2021 Omnibus Equity Incentive plan defines the number of shares of Common Stock that are reserved and available for issuance pursuant to Awards granted under the Plan shall be equal to the sum of (i) 5,876,554 shares, plus (ii) the number of shares of Common Stock reserved, but unissued under the Prior Plan; (iii) the number of shares of Common Stock underlying forfeited awards under the Prior Plan; and (iv) an annual increase on the first day of each calendar year beginning with the first January 1 following the Effective Date and ending with the last January 1 during the initial ten-year term of the Plan, equal to the lesser of (A) five percent (5%) of the Shares outstanding (on an as-converted basis, which shall include Shares issuable upon the exercise or conversion of all outstanding securities or rights convertible into or exercisable for Shares, including without limitation, preferred stock, warrants and employee options to purchase any Shares) on the final day of the immediately preceding calendar year and (B) such lesser number of Shares as determined by the Board; provided, that, shares of Common Stock issued under the Plan with respect to an Exempt Award shall not count against such share limit. Following the Effective Date, no further awards shall be issued under the Prior Plan, but all awards under the Prior Plan which are outstanding as of the Effective Date (including any Grandfathered Arrangement) shall continue to be governed by the terms, conditions and procedures set forth in the Prior Plan and any applicable Award Agreement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related-Party Refinanced Convertible Note

On August 21, 2020, the Company entered into a refinancing agreement with Mr. Ryan Drexler, the Company’s Chairman of the Board of Directors, Chief Executive Officer and President (the “2020 Refinancing”), with an effective date of July 1, 2020. As part of the 2020 Refinancing, the Company issued to Mr. Drexler an amended and restated convertible secured promissory note (the 2020 “Refinanced Convertible Note”) in the original principal amount of $2.7 million which amended and restated (i) a convertible secured promissory note dated as of November 8, 2017, $1.1 million of which was outstanding as of July 1, 2020 (ii) a collateral receipt and security agreement with Mr. Drexler dated as of December 27, 2019, $0.3 million of which was outstanding as of July 1, 2020, and (iii) a secured revolving promissory note dated as of October 4, 2019, $1.3 million of which was outstanding as of July 1, 2020. The $2.7 million 2020 Refinanced Convertible Note bears interest at the rate of 12% per annum.

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

On November 29, 2020, the Company entered into a refinancing agreement with Mr. Ryan Drexler, (the “November 2020 Refinancing”), in which the Company issued to Mr. Drexler a convertible secured promissory note (the November 2020 “Convertible Note”) in the original principal amount of $2.9 million, which amended and restated a convertible secured promissory note dated as of August 21, 2020. The $2.9 million November 2020 Convertible Note bears interest at the rate of 12% per annum. Unless earlier converted or repaid, all outstanding principal and any accrued but unpaid interest under the November 2020 Convertible Note shall be due and payable on July 1, 2021. Any interest not paid when due shall be capitalized and added to the principal amount of the November 2020 Convertible Note and bear interest on the applicable interest payment date along with all other unpaid principal, capitalized interest, and other capitalized obligations.

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

The November 2020 Convertible Note contains customary restrictions on the ability of the Company to, among other things, grant liens or incur indebtedness other than certain obligations incurred in the ordinary course of business. The restrictions are also subject to certain additional qualifications and carveouts, as set forth in the November 2020 Convertible Note. The November 2020 Convertible Note is subordinated to certain other indebtedness of the Company held by Prestige Capital Corporation (“Prestige”) and the Senior Notes.

Related Party Secured Revolving Promissory Note

On October 15, 2020, the Company entered into a secured revolving promissory note (the “Revolving Note”) with Ryan Drexler. Under the terms of the Revolving Note, the Company can borrow up to $3.0 million. The Revolving Note bears interest at the rate of 12% per annum. The funds were used for the purchase of whey protein and other general corporate purposes. Both the outstanding principal, if any, and all accrued interest under the Revolving Note were due on March 31, 2021.

On August 13, 2021, the Company issued to Ryan Drexler (the “Holder”) a convertible secured promissory note (the “August 2021 Convertible Note”) in the original principal amount of $2.5 million and cancelled the Revolving Note.

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

The August 2021 Convertible Note contains customary events of default, including, among others, the failure by the Company to make a payment of principal or interest when due. Following an event of default, at the option of the Holder and upon written notice to the Company, or automatically under certain circumstances, all outstanding principal and accrued interest will become due and payable. The August 2021 Convertible Note also contains customary restrictions on the ability of the Company to, among other things, grant liens or incur indebtedness other than certain obligations incurred in the ordinary course of business. The restrictions are also subject to certain additional qualifications and carveouts, as set forth in the August 2021 Convertible Note. The August 2021 Convertible Note is subordinated to certain other indebtedness of the Company held by Prestige Capital Corporation (“Prestige”) and the Senior Notes.

The revolver balance of December 31, 2021 was zero and December 31, 2020 was $0.7 million.

Related Party Financing

On March 8, 2022, the Company entered into an Unsecured Revolving Promissory Note (the “Note”) with the Chairman of the Board and Chief Executive Officer of the Company (the “Lender”). The Company expects to initially borrow approximately $3 million under the Note. Under the terms of the Note, proceeds may be used solely to finance the production of orders from its largest customer or any of its affiliates or subsidiaries. The Note does not contain a cap on borrowings thereunder. However, further advances under the Note are at the discretion of the Lender. Outstanding balances under the Note accrue interest at the rate of 18% per annum. Prior to maturity, the Company generally may pay down principal balances and re-borrow under the Note, subject to the discretion of the Lender to advance funds under the Note. The Note contains customary events of default and acceleration provisions.

The Note is subordinate to the 14% Original Issue Discount Senior Secured Notes previously issued by the Company. Under the terms of the First Amendment to Intercreditor and Subordination Agreement, dated as of March 8, 2022, between the Company, Ryan Drexler and Empery Tax Efficient, LP (the “Amendment”), principal but not interest due under the Note generally may be repaid out of payments received by the Company in respect of accounts receivable financed pursuant to the Note.

Review, Approval or Ratification of Transactions with Related Parties

We have a written related person transactions policy that our executive officers, directors, nominees for election as a director, beneficial owners of more than 5% of our common stock, and any members of the immediate family of and any entity affiliated with any of the foregoing persons, are not permitted to enter into a material related person transaction with us without the review and approval of our Audit Committee, or a committee composed solely of independent directors in the event it is inappropriate for our Audit Committee to review such transaction due to a conflict of interest. The policy provides that any request for us to enter into a transaction with an executive officer, director, nominee for election as a director, beneficial owner of more than 5% of our common stock or with any of their immediate family members or affiliates, in which the amount involved exceeds $0.12 million will be presented to our Audit Committee for review, consideration and approval.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to Independent Registered Public Accounting Firm(1)

The following table shows fees and expenses that we paid (or accrued) for professional services rendered for the years ended December 31, 2021 and 2020 (in thousands):

	2021	2020
Audit Fees (1) (2)	$1,044	$448
Audit-Related Fees	-	-
Tax Fees	-
All Other Fees	-	-
Pre-approval policies and procedures and percentages of audit committee approved services	100%	100%
Work performed by persons other than the principal accountant’s full-time, permanent employees	0%	0%

(1)	Represents the aggregate fees incurred for the audit of the Company’s financial statements and review of the quarterly financial information.

(2)	Fees of $354,000 were incurred by SingerLewak LLP in 2021, and $690,000 in fees were incurred by Moss Adams LLP in 2021. All audit fees totaling $448,000 for 2020 were incurred by SingerLewak LLP.

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

Audit Committee pre-approval of non-audit services (other than review and attest services) also will not be required if such services fall within available exceptions established by the SEC. All non-audit services provided by the Company’s independent auditors during fiscal years 2021 and 2020, were pre-approved by the Audit Committee in accordance with the pre-approval policy described above.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

A.	Financial Statements and Financial Statement Schedules.

1.	Financial Statements.

The list of the consolidated financial statements and report of the independent registered public accounting firm set forth on the Index to Financial Statements on F-1 this Form 10-K and are required by this Item are included in Part II, Item 8.

2.	Financial Statement Schedules.

No financial statement schedules are applicable to this filing.

B.	Exhibits.

The list of Exhibits required by Item 601 of Regulation S-K is provided in the Exhibit Index on pages 52 to 54 of this Form 10-K, which is incorporated herein by reference.

C.	Exhibit Index.

		Incorporated by Reference
Exhibit No.	Description	Form	SEC File Number	Exhibit	Filing Date

3.1	Articles of Incorporation of MusclePharm Corporation (successor to Tone in Twenty).	SB-2	333-147111	3.1	November 2, 2007

3.2	Amendment to the Articles of Incorporation.	SB-2	333-147111	3.3	November 2, 2007

3.3	Amendment to the Articles of Incorporation.	8-K	000-53166	3.3	February 24, 2010

3.4	Amendment to the Articles of Incorporation.	10-Q	000-53166	3.1	May 23, 2011

3.5	Amendment to the Articles of Incorporation.	8-K	000-53166	3.1	November 23, 2011

3.6	Amendment to the Articles of Incorporation.	8-K	000-53166	3.1	January 27, 2012

3.7	Amendment to the Articles of Incorporation.	8-K	000-53166	3.1	March 30, 2012

3.8	Certificate of Change.	8-K	000-53166	3.1	November 28, 2012

		Incorporated by Reference
Exhibit No.	Description	Form	SEC File Number	Exhibit	Filing Date
3.9	Certificate of Amendment to Articles of Incorporation.	8-K	000-53166	3.2	November 28, 2012

3.10	Certificate of Correction.	S-1/A	333-184625	3.15	December 26, 2012

3.11	Second Amended and Restated Bylaws.	8-K	000-53166	3.1	September 27, 2016

4.1	Specimen of certificate for MusclePharm Corporation Common Stock.	S-1/A	333-184625	4.4	December 28, 2012

4.2	Warrant, dated November 7, 2016 by and between MusclePharm Corporation and INI Buyer, Inc.	10-Q	000-53166	4.1	November 9, 2016

4.3	2015 Incentive Compensation Plan.	S-8	333-212576	4.14	July 18, 2016

4.4	Description of Registrant’s Securities	10-K	000-53166	4.4	August 25, 2020

10.1	Purchasing Agreement with General Nutrition Corporation dated December 16, 2009.	8-K	000-53166	10.2	February 24, 2010

10.2	Form of Registration Rights Agreement, dated July 13, 2012, between MusclePharm Corporation and TCA Global Credit Master Fund LP.	8-K	000-53166	10.1	July 20, 2012

10.3	Form of Indemnification Agreement.	8-K	000-53166	10.1	August 27, 2012

10.4*	MusclePharm Corporation 2015 Incentive Compensation Plan.	S-8	000-53166	4.14	July 18, 2016

10.5	Confidentiality and Non-Disclosure Agreement, dated June 23, 2015, between MusclePharm Corporation and Consac, LLC, an affiliate of Ryan Drexler.	10-Q	000-53166	10.6	August 10, 2015

10.6	Agreement for Purchase and Sale of Stock dated April 21, 2016, between MusclePharm Corporation and BioZone Laboratories, Inc., BioZone Holdings, Inc. and Flavor Producers, Inc.	8-K	000-53166	10.1	April 27, 2016

10.7	Convertible Secured Promissory Note, dated November 8, 2016, by and between MusclePharm Corporation and Ryan Drexler.	8-K	000-53166	10.1	November 9, 2016

10.8	Sixth Amended and Restated Security Agreement, dated November 29, 2020, by and between MusclePharm Corporation and Ryan Drexler.	8-K	000-53166	10.2	December 3, 2020

10.9	Settlement Agreement, dated November 7, by and among MusclePharm Corporation and F.H.G. Corporation d/b/a Capstone Nutrition, INI Parent, Inc., INI Buyer, Inc. and Medley Capital Corporation.	10-Q	000-53166	10.3	November 9, 2016

		Incorporated by Reference
Exhibit No.	Description	Form	SEC File Number	Exhibit	Filing Date
10.10	Convertible Secured Promissory Note, dated December 7, 2015, by and between MusclePharm Corporation and Ryan Drexler.	10-K	000-53166	10.14	March 15, 2017

10.11	First Amendment to Convertible Secured Promissory Note, dated December 7, 2015, by and between MusclePharm Corporation and Ryan Drexler.	10-K	000-53166	10.15	March 15, 2017

10.12*	Amended and Restated Executive Employment Agreement, between MusclePharm Corporation and Ryan Drexler	8-K	000-53166	99.1	March 1, 2018

10.13	Small Business Administration Loan Agreement between MusclePharm Corporation and Harvest Small Business Finance, LLC

10.14	Amended and Restated Convertible Secured Promissory Note, dated August 21, 2020 by and between MusclePharm Corporation and Ryan Drexler	8-K	000-53166	10.1	August 27, 2020

10.15	Fourth Amended and Restated Security Agreement, dated August 21, 2020, between MusclePharm Corporation and Ryan Drexler	8-K	000-53166	10.2	August 27, 2020

10.16	Settlement Agreement, dated September 25, by and between MusclePharm Corporation and NBF Holdings Canada Inc. (Nutrablend)	10-Q	000-53166	10.3	November 24, 2020

10.17	Secured Revolving Promissory Note, dated October 15, 2020 by and between MusclePharm Corporation and Ryan Drexler	8-K	000-53166	10.1	October 21, 2020

10.18	Fifth Amended and Restated Security Agreement, dated October 15, 2020 by and between MusclePharm Corporation and Ryan Drexler	8-K	000-53166	10.2	October 21, 2020

10.19	Convertible Secured Promissory Note, dated December 16, 2020 by and between MusclePharm Corporation and Ryan Drexler	8-K	000-53166	10.1	December 3, 2020

10.20	Sixth Amended and Restated Security Agreement, dated November 29, 2020 by and between MusclePharm Corporation and Ryan Drexler	8-K	000-53166	10.2	December 3, 2020

10.21	Settlement Agreement, dated November 7, 2020 by and between MusclePharm Corporation and Excelsior Nutrition, Inc. (4Excelsior)	10-Q	000-53166	10.1	August 16, 2021

10.22	Letter Agreement, dated April 1, 2021 by and between MusclePharm Corporation and Sabina Rizvi	10-Q	000-53166	10.1	May 24, 2021

10.23	Letter Agreement, dated May 12, 2021 by and between MusclePharm Corporation and Joseph Cannata	10-Q	000-53166	10.1	August 16, 2021

		Incorporated by Reference
Exhibit No.	Description	Form	SEC File Number	Exhibit	Filing Date
10.24	Amendment to Settlement Agreement, dated September 23, 2021 by and between MusclePharm Corporation and NBF Holdings Canada Inc. (Nutrablend)	10-Q	000-53166	10.1	November 17, 2021

10.25	Form of Warrant issued in the October 2021 Financing	8-K	000-53166	4.1	October 19, 2021

10.26	Form of Senior Note issued in the October 2021 Financing	8-K	000-53166	4.2	October 19, 2021

10.27	Securities Purchase Agreement, dated October 13, 2021 by and between MusclePharm Corporation and the parties thereto	8-K	000-53166	10.1	October 19, 2021

10.28	Pledge and Security Agreement, dated October 13, 2021 by and between MusclePharm Corporation and the parties thereto	8-K	000-53166	10.2	October 19, 2021

10.29	Letter Agreement Dated October 28, 2021 by and between MusclePharm Corporation and Jason May	8-K	000-53166	10.2	November 2, 2021

14.1	Code of Ethics.	8-K	000-53166	14	April 23, 2012

14.2	Corporate Governance Guidelines, adopted March 8, 2015.	10-Q	000-53166	99.1	May 11, 2015

21.1**	Subsidiaries of the Registrant.

23.1**	Consent of Moss Adams LLP

23.2**	Consent of Singer Lewak LLP

31.1**	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**

The following materials from MusclePharm Corporation’s annual report on Form 10-K for the year ended December 31, 2021 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Changes in Stockholders’ Deficit; (iv) the Consolidated Statements of Cash Flows; and (v) related notes to these consolidated financial statements.

104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

*	Indicates management contract or compensatory plan or arrangement.
**	Filed herewith
***	Furnished herewith

ITEM 16. FORM 10-K SUMMARY

Not applicable.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MUSCLEPHARM CORPORATION (the “Registrant”)

Dated: April 15, 2022	By:	/s/ Ryan Drexler
Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ryan Drexler	Chief Executive Officer and Chairman of the Board of Directors	April 15, 2022
Ryan Drexler	(Principal Executive Officer)

/s/ Sabina Rizvi	President and Chief Financial Officer
Sabina Rizvi	(Principal Financial Officer)	April 15, 2022

/s/ Paul Karr	Director	April 15, 2022
Paul Karr

/s/ Michael Heller	Director	April 15, 2022
Michael Heller

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of MusclePharm Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of MusclePharm Corporation and subsidiaries (the “Company”) as of December 31, 2021, the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2021, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

As described in Note 2 to the consolidated financial statements, the Company utilizes various promotional activities, including product discounts, to generate revenue from contracts with customers. The costs of such activities are recorded as reduction in sales and are reflected in the transaction price when the related sale takes place. Reserves for trade promotions are established based on the Company’s best estimate of future and existing obligations for products sold as of the balance sheet date. The reserve for trade promotions is calculated using actual customer sales, actual promotional activities, and forecasted information for amounts earned, but not yet utilized. One customer accounted for a significant portion of promotional activities during the year ended December 31, 2021. During the year ended December 31, 2021, revenue was reduced as a result of these various promotional activities with the customer. As of December 31, 2021, the reserve for trade promotions with the customer was zero.

The primary procedures we performed to address this critical audit matter included:

●	Testing management’s process for determining the estimated trade promotion contra-asset by performing the following primary procedures –

●	Obtaining an understanding of management’s process for determining the customer specific trade promotions and discounts earned during the period and underlying methods and assumptions through inquiries and inspection of contracts and management’s calculation.

●	Evaluating the amounts of revenues and product discounts included in the estimate calculation to source documents.

●	Evaluating the methods used and reasonableness of significant assumptions by performing a look-back assessment to compare the significant assumptions used by management to actual customer discounts and projected gross revenue, including testing the completeness and accuracy of the underlying data used.

●	Testing credit memos issued during the year ended December 31, 2021 to test the accuracy of the discounts taken by the customer during the year to reduce net revenue.

●	Developing an independent expectation for the balance of the estimate at the end of the year and comparing that independent estimate to management’s calculation.

●	Testing credit memos issued subsequent to the balance sheet date to test completeness of trade promotion and product discounts included in management’s estimate.

/s/ Moss Adams LLP

Orange County, California

April 15, 2022

We have served as the Company’s auditor since 2021.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of MusclePharm Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of MusclePharm Corporation and its subsidiaries (collectively, the “Company”) as of December 31, 2020, the related consolidated statements of operations, comprehensive loss, stockholders’ deficit and cash flows for the year then ended, and the related notes to the financial statement. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ SingerLewak LLP

We served as the Company’s auditor from 2019 to 2021.
Los Angeles, California

March 29, 2021

MusclePharm Corporation

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,	December 31,
	2021	2020
ASSETS
Current assets:
Cash	$1,223	$2,003
Accounts receivable, net	6,388	7,488
Inventory, net	1,830	1,032
Prepaid expenses and other current assets	1,526	1,341
Total current assets	10,967	11,864
Property and equipment, net	5	13
Intangible assets, net	35	356
Operating lease right-of-use assets	203	474
Other assets	—	295
Total Assets	$11,210	$13,002
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,980	$14,719
Accrued and other liabilities	5,942	6,194
Obligation under secured borrowing arrangement	6,446	7,098
Line of credit	—	743
Operating lease liability	342	381
Senior notes payable	5,035	—
Convertible notes with a related party	5,330	2,872
Total Current Liabilities	41,075	32,007
Operating lease liability, long term	—	343
Other long term liabilities	2,326	5,071
Total Liabilities	43,401	37,421
Commitments and contingencies (Note 12)
Stockholders’ deficit:
Preferred stock, zero issued and outstanding	—	—
Common stock, par value of $0.001 per share; 100,000,000 shares authorized, 33,386,200 and 33,980,905 shares issued as of December 31, 2021 and December 31, 2020, respectively; and 33,386,200 and 33,105,284 shares outstanding as of December 31, 2021 and December 31, 2020, respectively	32	32
Additional paid-in capital	183,355	178,261
Treasury Stock at Cost, 875,621 shares	(10,039)	(10,039)
Accumulated deficit	(205,539)	(192,673)
Total Stockholders’ Equity	(32,191)	(24,419)
Total Liabilities and Stockholders’ Equity	$11,210	$13,002

The accompanying notes are an integral part of these Consolidated Financial Statements.

MusclePharm Corporation

Consolidated Statements of Operations

(In thousands, except share and per share data)

	December 31,	December 31,
	2021	2020
Revenue, net	$50,042	$64,440
Cost of revenue	44,671	44,831
Gross profit	5,371	19,609
Operating expenses:
Selling and promotion	4,393	3,888
General and administrative	9,891	12,952
Impairment of operating lease right-of-use assets	-	167
Total operating expenses	14,284	17,007
Income (loss) from operations	(8,913)	2,602
Other (expense) income:
Loss on settlement of obligations	(2)	(95)
Gain on settlement of payables	-	1,687
Interest expense	(5,460)	(1,493)
Other income, net	1,501	465
Income (loss) before provision for income taxes	(12,874)	3,166
Benefit for income taxes	(8)	(19)
Net income (loss)	$(12,866)	$3,185
Net income (loss) per share, basic	$(0.39)	$0.10
Net income (loss) per share, diluted	$(0.39)	$0.07
Weighted average shares used to compute net income (loss) per share, basic	33,363,321	33,009,224
Weighted average shares used to compute net income (loss) per share, diluted	33,363,321	47,765,617

The accompanying notes are an integral part of these Consolidated Financial Statements.

MusclePharm Corporation

Consolidated Statements of Changes in Stockholders’ Deficit

(In thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-	Treasury	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	In Capital	Stock	Deficit	Deficit
Balance - December 31, 2019	—	—	33,000,412	31	177,914	(10,039)	(195,858)	(27,952)
Forfeiture of unvested restricted stock	—	—	(121,850)	—	—	—	—	—
Stock-based compensation for issuance and amortization of restricted stock awards to employees, executives, and directors	—	—	—	—	144	—	—	144
Issuance of shares for services	—	—	226,722	1	203	—	—	204
Net Income	—	—	—	—	—	—	3,185	3,185
Balance- December 31, 2020	—	—	33,105,284	32	178,261	(10,039)	(192,673)	(24,419)
Stock-based compensation for issuance and amortization of restricted stock awards to employees, executives, and directors	—	—	280,916	—	653	—	—	653
Warrants issued with debt offering	—	—	—	—	4,441	—	—	4,441
Net loss	—	—	—	—	—	—	(12,866)	(12,866)
Balance - December 31, 2021	—	—	33,386,200	$32	$183,355	$(10,039)	$(205,539)	$(32,191)

The accompanying notes are an integral part of these Consolidated Financial Statements.

MusclePharm Corporation

Consolidated Statements of Cash Flows

(In thousands)

	For the Year Ended
	December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$(12,866)	$3,185
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization of property and equipment	10	145
Amortization of intangible assets	321	320
Bad debt expense	475	172
Gain on disposal of property and equipment	—	(160)
Gain on settlement of payables	(143)	(1,687)
Provision for inventory write down	(96)	—
Stock-based compensation	653	144
Stock issued to nonemployees	—	204
Impairment of operating lease right-of-use assets	—	167
Warrant issued in conjunction with senior notes payable	—	—
Amortization of debt issue cost	368	—
OID Interest	498	—
Amortization of debt discount	1,928	—
Proceeds from issuance of Paycheck Protection Program Loan	(965)	—
Changes in operating assets and liabilities:
Accounts receivable, net	625	(2,852)
Inventory	(702)	3,687
Prepaid expenses and other current assets	480	(39)
Right of use asset and other assets	—	549
Accounts payable	3,261	—
Other long-term liabilities	(1,780)	—
Accrued and other liabilities	(109)	(4,703)
Net cash provided by/(used in) operating activities	(8,042)	(868)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(2)	(4)
Proceeds from disposal of property and equipment	—	222
Net cash provided by/(used in) investing activities	(2)	218
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit	—	1,243
Payments on lines of credit	—	(3,465)
Proceeds from secured borrowing arrangement, net of reserves	49,335	46,377
Payments to secured borrowing arrangement, net of fees	(49,988)	(43,722)
Proceeds from convertible shareholder’s loan	2,458	—
Proceeds from issuance of Paycheck Protection Program Loan	—	965
Proceeds from senior notes payable and warrants	7,050	—
Debt issuance costs	(848)	—
Repayment of notes payable	(743)	(277)
Net cash provided by/(used in) financing activities	7,264	1,121
Net increase/(decrease) in cash and cash equivalents	(780)	471
Cash and cash equivalents, beginning of period	2,003	1,532
Cash and cash equivalents, end of period	$1,223	$2,003

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$3,126	$1,437
Cash paid for taxes	40	39

The accompanying notes are an integral part of these Consolidated Financial Statements.

MusclePharm Corporation

Notes to the Consolidated Financial Statements

(dollars in thousands, unless otherwise indicated)

Note 1. Description of Business

Description of Business

MusclePharm Corporation, together with its subsidiaries (the “Company” or “MusclePharm”) is a scientifically-driven, performance lifestyle company that develops, markets and distributes branded sports nutrition products and nutritional supplements that are manufactured by the Company’s contract manufacturers. The Company’s portfolio of recognized brands, including MusclePharm, FitMiss and MP Combat Energy is marketed and sold globally. As of December 31, 2021, the Company had the following wholly-owned subsidiary which did not have any operations or assets as of and for the years ended December 31, 2021 or 2020: MusclePharm Canada Enterprises Corp.

In 2021, the Company announced its entrance into the functional energy space with former Rockstar Energy executives. The Company launched three flavors of MP Combat Energy in September 2021 for domestic distribution and three additional flavors for international distribution. The Company believes with the launch of its new energy products, reductions in operating costs and continued focus on gross profit and revenue growth will allow it to ultimately achieve sustained profitability. However, the Company can give no assurances that this will occur, especially with the cost to launch new energy products along with the recent increase in the cost of protein, which may have a material impact on the Company’s profitability. Additionally, the Company’s profitability may be materially impacted by the ability of the Company’s contract manufacturers to meet customers’ demands. Although, the Company believes entering the functional energy space will help to increase sales and gross margin, and reduce exposure to commodity prices, the Company can give no assurances that this will occur. To manage cash flow, the Company has entered into multiple financing arrangements. The entry into the Energy Drink business has created a second segment, which is presented in detail in Note 18.

Information About Our Segments

We are engaged in global sales of products that fall into two operating segments: Protein Products and Energy Drinks. Information regarding our operating segments and geographic and product information is contained in Note 18 to these consolidated financial statements.

Going Concern

The Company has historically incurred significant losses and experienced negative cash flows since inception. As of December 31, 2021, the Company had cash of $1.2 million, a working capital deficit of $30.1 million, a stockholders’ deficit of $32.2 million and an accumulated deficit of $205.5 million resulting from recurring losses from operations. As a result of a history of losses and financial condition, there is substantial doubt about the Company’s ability to continue as a going concern.

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

The Company has been focused on cost containment and improving gross margins by focusing on customers with higher margins, reducing product discounts and promotional activity, along with reducing the number of SKU’s and negotiating improved pricing for raw materials. In addition, the Company has worked to negotiate lower production costs with its contract manufacturers. Although these steps improved gross margins through the first quarter of 2021, with the recent increases in commodity prices, primarily protein, the Company’s gross margins have been impacted and will continue to be impacted unless commodity prices return the same levels that were seen in 2020.

COVID-19

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

The ultimate impact of the COVID-19 pandemic on the Company’s operations is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak, new information which may emerge concerning the severity of the COVID-19 pandemic, and any additional preventative and protective actions that governments, or the Company, may direct, which may result in an extended period of continued business disruption, reduced customer traffic and reduced operations. Any resulting financial impact cannot be reasonably estimated at this time but may have a material impact on the Company’s business, financial condition and results of operations. Management continues to monitor the business environment for any significant changes that could impact the Company’s operations. The Company has taken proactive steps to manage costs and discretionary spending, such as remote working and reducing facility related expense.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for financial information and with the instructions to Form 10-K and Regulation S-X. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and accompanying notes. Such estimates include, but are not limited to, allowance for doubtful accounts, revenue discounts and allowances, the valuation of inventory, the calculation of the Company’s effective tax rate and deferred tax assets, valuation of stock based compensation, warrants, the assessment of useful lives, recoverability and valuation of long-lived assets, likelihood and range of possible losses on contingencies and present value of lease liabilities. Actual results could differ from those estimates.

Cash

The Company considers all highly liquid investments purchased with an original maturity of three months or less at the date of purchase and money market accounts to be cash equivalents. As of December 31, 2021 and 2020, the Company had no cash equivalents and all cash amounts consisted of cash on deposit.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable represents trade obligations from customers that are subject to normal trade collection terms and are recorded at the invoiced amount, net of any sales discounts and allowance for doubtful accounts, and do not typically bear interest. The Company assesses the collectability of the accounts by taking into consideration the aging of accounts receivable, changes in customer credit worthiness, general market and economic conditions, and historical experience. Bad debt expenses are recorded as part of “General and administrative” expenses in the consolidated statements of operations. The Company reserves the receivable balance against the allowance when management determines a balance is uncollectible. The Company also reviews its customer discounts, and an accrual is made for discounts earned but not yet utilized at each period end.

The Company performs ongoing evaluations of its customers’ financial condition and generally does not require collateral. Some international customers are required to pay for their orders in advance of shipment. Accounts receivable consisted of the following as of December 31, 2021 and 2020 (in thousands):

	As of December 31,
	2021	2020
Accounts receivable	$7,028	$10,895
Less: allowance for discounts and returns	(235)	(2,525)
Less: allowance for doubtful accounts	(405)	(882)
Accounts receivable, net	$6,388	$7,488

The allowance for discounts and returns consisted of the following activity for the years ended December 31, 2021 and 2020 (in thousands):

	As of December 31,
	2021	2020
Allowance for discounts and returns, beginning balance	$2,525	$2,901
Charges against revenues	9,259	17,703
Utilization of Reserve	(11,549)	(18,079)
Allowance for discounts and returns, ending balance	$235	$2,525

Revenue Recognition

Revenue is recognized when control of the promised goods is transferred to the Company’s customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods.

a.	Nature of Goods

The Company sells a variety of protein products and energy drinks through a broad distribution platform that includes supermarkets, mass merchandisers, wholesale clubs, drugstores, convenience stores, home stores, specialty stores and websites and other e-commerce channels, all of which sell products to consumers.

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

The Company conducts extensive promotional activities with its largest customer, primarily through the use of off-list discounts, coupons, cooperative advertising, periodic price reduction arrangements, and end-aisle and other in-store displays. The costs of such activities are netted against sales and are recorded over the calendar year, in proportion to sales recorded during that calendar year. The reserves for sales returns and consumer and trade promotion liabilities are established based on the Company’s best estimate of the amounts necessary to settle future and existing obligations for products sold as of the balance sheet date. To determine the appropriate timing of recognition of consideration payable to a customer, all consideration payable to customers is reflected in the transaction price at inception and reassessed routinely.

d.	Practical Expedients

The Company expenses incremental direct costs of obtaining a contract (broker commissions) when the related sale takes place, since the amortization period of the commissions paid for the sale of products is less than a year. These costs are recorded in “Selling and promotion” expenses in the accompanying consolidated statements of operations. The Company accounts for shipping and handling costs as fulfillment activities which are therefore recognized upon shipment of the goods.

Shipping and handling costs related to inbound purchases of raw material and finished goods are included in cost of revenues in the consolidated statements of operations and capitalized into the value of inventory on the balance sheet. For the years ended December 31, 2021 and 2020, the Company incurred $1.8 million and $1.3 million, respectively, of inbound shipping and handling costs. Shipping and handling costs related to shipments to customers is included in “general and administrative” expense in the consolidated statements of operations. For the years ended December 31, 2021 and 2020, the Company incurred $3.1 million and $2.5 million, respectively, of shipping and handling costs related to shipments to customers.

The Company excludes from its revenue any amounts collected from customers for sales (and similar) taxes. During the years ended December 31, 2021 and 2020, the Company recorded discounts, and to a lesser degree, sales returns, totaling $9.3 million and $17.7 million, respectively, which accounted for 16% and 22% of gross revenue in each period, respectively.

Disaggregation of Revenue

The following shows the disaggregation of revenue by distribution channel for the years ended December 31, 2021 and 2020 (in thousands).

	For the Years Ended December 31,
	2021	% of Total	2020	% of Total
Distribution Channel
Specialty	$20,144	40%	$26,643	41%
International	$15,233	30%	$17,862	28%
FDM	$14,665	30%	$19,935	31%
Total	$50,042	100%	$64,440	100%

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The cash balance at times may exceed federally insured limits. Management believes the financial risk associated with these balances is minimal and has not experienced any losses to date. Significant customers and vendors are those that represent more than 10% of the Company’s net revenue or accounts receivable for each period presented.

During the year ended December 31, 2021, we had three customers who individually accounted for 38%, 14% and 13% of our net revenue, and one customer that accounted for 22% of accounts receivable. During the year ended December 31, 2020, we had three customers who individually accounted for 41%, 17% and 12% of our net revenue, and one customer that accounted for 61% of accounts receivable. Sales to our largest customer are aggregated to present net revenue for their locations worldwide.

The Company uses a limited number of non-affiliated suppliers for contract manufacturing its products. The Company has quality control and manufacturing agreements in place with its primary manufacturers to ensure consistency in production and quality. The agreements ensure products are manufactured to the Company’s specifications and the contract manufacturers will bear the costs of recalled products due to defective manufacturing. During the year ended December 31, 2021, the Company had three vendors who individually accounted for 26%, 19% and 9% of net purchases, respectively. During the year ended December 31, 2020, the Company had three vendors who individually accounted for 25%, 24% and 13% of net purchases.

The Company has a geographic concentration in the United States, with 70% and 72% of revenue from domestic customers during the years ended December 31, 2021 and 2020, respectively. International customers, primarily in Canada and Asia, comprised 30% and 28% for the years ended December 31, 2021 and 2020, respectively. The Company had sales on all continents, other than Antarctica, and no other country had sales greater than 5% of revenue, net.

Inventory

Inventory consists of finished goods and raw materials used to manufacture the Company’s products by one of our contract manufacturers as of December 31, 2021 and 2020. The Company records charges for obsolete and slow-moving inventory based on the age of the product as determined by the expiration date or otherwise determined to be obsolete. Products within one year of their expiration dates are considered for write-off purposes. Inventory write-downs, once established, are not reversed as they establish a new cost basis for the inventory. Historically, the Company has had minimal returns with established customers. The Company incurred insignificant inventory write-offs during the years ended December 31, 2021 and 2020. The Company accounts for its inventory on a First-in First-out basis.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of various payments the Company has made in advance for goods or services to be received in the future. These prepaid expenses include legal retainers, giveaways, print advertising, insurance and service contracts requiring up-front payments.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives of the respective assets. When assets are retired or otherwise disposed, the assets and related accumulated depreciation are removed, and the resulting gains or losses are recorded in the statement of operations. Repairs and maintenance costs are expensed as incurred.

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

Costs to renew or extend the life of intangible assets are capitalized and amortized over the remaining useful life of the asset. Amortization expenses are included as a component of “General and administrative” expenses in the consolidated statements of operations. The estimated useful life of the intangible assets is 7 years.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances exist that indicate the carrying amount of an asset may not be recoverable. When indicators of impairment exist, an estimate of undiscounted future cash flows is used in measuring whether the carrying amount of the asset or related asset group is recoverable. Measurement of the amount of impairment, if any, is based upon the difference between the asset’s carrying value and estimated fair value. There was no impairment for the year ended December 31, 2021. The Company had a $0.167 million impairment of operating lease right-of-use assets during the year ended December 31, 2020.

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

A financial instrument’s classification within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Three levels of inputs may be used to measure fair value:

●	Level 1 — Observable inputs are unadjusted quoted prices in active markets for identical assets or liabilities;
●	Level 2 — Observable inputs are quoted prices for similar assets and liabilities in active markets or inputs other than quoted prices which are observable for the assets or liabilities, either directly or indirectly through market corroboration, for substantially the full term of the financial instruments; and
●	Level 3 — Unobservable inputs which are supported by little or no market activity and which are significant to the fair value of the assets or liabilities. These inputs are based on the Company’s assumptions used to measure assets and liabilities at fair value and require significant management judgment or estimation.

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

The Company’s lease terms include options to extend or terminate the lease when it is reasonably certain that such options will be exercised. Operating leases are included in “Operating lease right-of-use assets,” “Operating lease liability, current” and “Operating lease liability, long-term” on the consolidated balance sheets. Finance leases are included in “Property and equipment, net,” “Accrued and other liabilities” and “Other long-term liabilities” on the consolidated balance sheets.

Cost of Revenue

Cost of revenue for the Company represents costs directly related to the production, manufacturing and freight-in of the Company’s products purchased from contract manufacturers.

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

The fair value of stock options is estimated using the Black-Scholes option-pricing model. The determination of the fair value of each stock award using this option-pricing model is affected by the Company’s assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards and the expected term of the awards based on an analysis of the actual and projected employee stock option exercise behaviors and the contractual term of the awards, and estimated forfeitures. Due to the Company’s limited experience with the expected term of options, the simplified method was utilized in determining the expected option term as prescribed in ASC 718 Compensation – Stock Compensation.

The Company recognizes stock-based compensation expense over the requisite service period, which is generally consistent with the vesting of the awards, based on the estimated fair value of all stock-based payments issued to employees and directors that are expected to vest.

Warrants

In conjunction with the Securities Purchase Agreement (“SPA”), the Company issued 18,463,511 warrants to the senior note holders. The warrants entitle the holder to purchase one share of the Company’s common stock at an exercise price equal to $.7794 per share at any time on or after October 13, 2021 (the “Initial Exercise Date”) and on or prior to the close of business on October 13, 2026 the “Termination Date”). The Company determined that these warrants are free standing financial instruments that are legally detachable and separately exercisable from the debt instruments. Management also determined that the warrants are puttable for cash upon a fundamental transaction at the option of the holder and as such required classification as equity pursuant to ASC 470. In accordance with the accounting guidance, the outstanding warrants are recognized as equity on the balance sheet. The proceeds from the sale of a debt instrument with stock purchase warrants (detachable call options) shall be allocated to the two elements based on the relative fair values of the debt instrument without the warrants, and of the warrants themselves at time of issuance. The allocation of the portion of the value resulted in a discount of the debt instrument. The fair value of the warrants were measured using the Black Scholes option pricing model.

Foreign Currency

The functional currency of the Company’s foreign subsidiary, MusclePharm Canada, is the Canadian dollar. There are no assets or liabilities in this foreign subsidiary and therefore, there is no accumulated other comprehensive income recorded. Revenue and expenses are translated at average exchange rates in effect during the year. Equity transactions are translated using historical exchange rates.

Foreign currency gains and losses resulting from transactions denominated in a currency other than the functional currency are included in “Interest income, net” in the consolidated statements of operations.

Segments

Historically, the Company’s chief operating decision maker (“CODM”) reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. As such, the Company has had two reporting segments and operating unit structures. During the fourth quarter of 2021, the Company introduced a functional energy beverages line under the MusclePharm and FitMiss brands, so the CODM now reviews financial information and makes resource and opportunity decisions on a disaggregated basis with the functional energy drink business separate from protein products.

Litigation Estimates and Accruals

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

Income Taxes

Income taxes are accounted for using the asset and liability method. Income tax expense includes the current tax liability from operations and the change in deferred income taxes during the year. Interest income, interest expense and penalties associated with income taxes are reflected in (Benefit) provision for income taxes on the consolidated statements of operations. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

A valuation allowance is required to be established unless management determines that it is more likely than not that the Company will ultimately realize the tax benefit associated with a deferred tax asset. The Company recognizes the effect of income tax positions only if those positions are more likely than not to be sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely to be realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

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

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). The amendments in this ASU apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate that is expected to be discontinued because of reference rate reform. The amendments in this update provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The amendments in this ASU are effective for all entities as of March 12, 2020, through December 31, 2022. The Company has not modified any material contracts due to reference rate reform. The Company will continue to evaluate the impact this guidance will have on its consolidated financial statements for all future transactions affected by reference rate reform during the time permitted.

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

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40). The ASU addresses issuer’s accounting for certain modifications or exchanges of freestanding equity-classified written call options. This amendment is effective for all entities, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted. The Company is does not believe adoption of this ASU will have a material impact on its consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which was expected to reduce cost and complexity related to the accounting for income taxes. This ASU removes specific exceptions to the general principles in Topic 740 in U.S. GAAP. It eliminates the need for an organization to analyze whether the following apply in a given period: exception to the incremental approach for intra-period tax allocation; exceptions to accounting for basis differences when there are ownership changes in foreign investments; and exception in interim period income tax accounting for year-to-date losses that exceed anticipated losses. The ASU also simplifies U.S. GAAP for: franchise taxes that are partially based on income; transactions with a government that result in a step up in the tax basis of goodwill; separate financial statements of legal entities that are not subject to tax; and enacted changes in tax laws in interim periods. The Company adopted this ASU effective January 1, 2021, with certain provisions applied retrospectively and other provisions applied prospectively. Adoption of this ASU did not have a material impact to the Company’s consolidated balance sheet, statements of operations, or cash flows.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period financial statement presentation, including classification of certain operating expenses.

Note 3. Inventory, net

The components of inventory as of December 31, 2021 and 2020 were as follows (in thousands):

	As of December 31,
	2021	2020
Raw Materials	$694	$437
Finished Goods	1,144	700
Inventory	1,838	1,137
Less: inventory reserves	(8)	(105)
Inventory, net	$1,830	$1,032

Note 4. Property and Equipment

Property and equipment consisted of the following as of December 31, 2021 and 2020 (in thousands):

	As of December 31,
	2021	2020
Furniture, fixtures and Equipment	$72	$167
Vehicles	—	39
Property and equipment, gross	72	206
Less: accumulated depreciation	(67)	(193)
Property and equipment, net	$5	$13

Depreciation expense related to property and equipment was $0.01 million and $0.145 million for the years ended December 31, 2021 and 2020, respectively, which is included in “Selling and Promotion” expense in the accompanying consolidated statements of operations.

Note 5. Intangible Assets

Intangible assets consisted of the following (in thousands):

	As of December 31, 2021
	Gross Value	Accumulated Amortization	Net Carrying Value	Remaining Weighted Average Useful Lives (years)
Amortized Intangible Assets
Brand (apparel rights)	$2,244	$(2,209)	$35	0.1
Total	$2,244	$(2,209)	$35

	As of December 31, 2020
	Gross Value	Accumulated Amortization	Net Carrying Value	Remaining Weighted Average Useful Lives (years)
Amortized Intangible Assets
Brand (apparel rights)	$2,244	$(1,888)	$356	1.1
Total	$2,244	$(1,888)	$356

Intangible asset amortization expense was $0.3 million and $0.3 million for the years ended December 31, 2021 and 2020, respectively which is included in “general and administrative” expense in the accompanying consolidated statements of operations. As of December 31, 2021, the estimated future amortization expense of intangible assets is as follows (in thousands):

For the Year Ending December 31,	Amount
2022	$35
Total amortization expense	$35

Note 6. Accrued and Other Liabilities

As of December 31, 2021 and 2020, the Company’s accrued and other liabilities consisted of the following (in thousands):

	As of December 31,
	2021	2020
Accrued professional fees	$236	$242
Accrued interest	797	644
Accrued payroll and bonus	695	738
Settlements -- short term (Nutrablend and 4Excelsior)	2,104	2,005
Accrued expenses -- ThermoLife	1,364	1,364
Accrued and other short-term liabilities	746	1,201
Total Accrued and other liabilities	$5,942	$6,194

Note 7. Leases

The Company determines if a contract contains a lease when the contract conveys the right to control the use of identified property or equipment for a period of time in exchange for consideration. Upon identification and commencement of a lease, we establish a right-of-use (“ROU”) asset and a lease liability. ROU assets and lease liabilities are measured and recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. The Company has elected not to apply ASC 842 to arrangements with lease terms of 12 months or less.

The Company has had operating leases for warehouse facilities and office space across the United States. The remaining lease terms for these leases range from less than one to 2 years. The Company also leased manufacturing and warehouse equipment under finance lease arrangements, which expired at various dates through July 2020. The Company did not extend any leases that expired in 2020.

On July 24, 2020, the Company entered into a Sublease Agreement with a third-party cosmetics company to sublease the office building in Burbank, California. The sublease commenced on September 15, 2020 and is in effect through the remainder of the Company’s lease term (September 15, 2020 through September 30, 2022). Rent was abated for the sublease tenant between November 1, 2020 and December 31, 2020.

In September 2020, the Company assessed its existing leases for impairment as the remaining lease costs exceeded the anticipated sublease income on these leases. As a result of the impairment analysis, the Company recorded an impairment charge of $0.167 million. No impairment was determined to exist in 2021.

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

The components of lease cost for operating and finance leases for the year ended December 31, 2021 were as follows (in thousands):

	Income Statement Classification	Year Ended December 31, 2021	Year Ended December 31, 2020
Operating lease cost	General and administrative	$371	$718
Finance lease cost:
Amortization of right of use asset	General and administrative	-	61
Interest on lease liabilities	General and administrative	-	1
Total finance lease cost		-	62

Variable lease payments	General and administrative	481	318
Sublease income	Interest income expense, net	(401)	(315)
Total lease cost		$451	$783

The Company had no short-term leases as of December 31, 2021. The Company’s leases do not provide an implicit rate; therefore, the Company uses its incremental borrowing rate based on the information available at the effective date in determining the present value of future payments for those leases.

The weighted average discount rate was as follows:

	2021	2020
Operating leases	18%	18%
Finance leases	0%	5%

The maturities of lease liabilities with leases in effect as of December 31, 2021 were as follows (in thousands):

Operating Lease
2022	$342
Thereafter	-
Total future undiscounted lease payments	368
Less amounts representing interest	26
Present value of lease liabilities	$342

Note 8. Interest Expense

For the years ended December 31, 2021 and 2020, interest expense consisted of the following:

	For the Years Ended December 31,
	2021	2020
Interest expense, related party	$(541)	$(329)
Interest expense, other	(1,042)	202
Interest expense, secured borrowing arrangement	(1,083)	(1,366)
Amortization of Debt Issue Cost	(2,296)
Amortization of Debt Issue Cost - OID	(498)
Total interest expense	$(5,460)	$(1,493)

Note 9. Other Income, Net

For the years ended December 31, 2021 and 2020, “Other income, net” consisted of the following:

	For the Years Ended December 31,
	2021	2020
Other income - loan forgiveness	$965	$-
Foreign currency transaction loss	(28)	(8)
Other	564	473
Total other income, net	$1,501	$465

Note 10 . Debt

As of December 31, 2021 and 2020, the Company’s debt consisted of the following (in thousands):

	As of December 31,
	2021	2020
Senior notes payable	$5,035	$—
Refinanced convertible note, related party	5,330	2,872
Revolving line of credit, related party	—	743
Obligations under secured borrowing arrangement	6,446	7,098
Notes Payable	210	167
Paycheck Protection Program Loan	—	965
Total Debt	$17,021	$11,845
Less: current portion	(17,021)	(10,881)
Long term debt	$-	$964

Senior Notes Payable

On October 13, 2021, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with certain institutional investors as purchasers (the “Investors”). Pursuant to the Securities Purchase Agreement, the Company sold, and the Investors purchased, $8.2 million (the “Purchase Price”) in principal amount of senior notes (the “Senior Notes”) and warrants (the “Warrants”).

The Senior Notes were issued with an original issue discount of 14%, bear no interest and mature after 6 months, on April 13, 2022. To secure its obligations thereunder and under the Securities Purchase Agreement, the Company has granted a security interest over substantially all of its assets to the collateral agent for the benefit of the Investors, pursuant to a pledge and security agreement.

The maturity date of the Senior Notes may be extended to May 28, 2022 if no event of default has occurred and is continuing and cash flows from operating and investing activities (but not cash flows from financing activities) of the Company and its subsidiaries was positive for March 2022 and no event of default is reasonably expected to occur on or before April 30, 2022 and the sum of cash flows from operating and investing activities (but not from financing activities) of the Company and its subsidiaries will be positive for April 2022. The maturity date of the Senior Notes also may be extended under other circumstances specified therein. If the maturity date is extended, interest will accrue on and from April 13, 2022 at 18% per annum until the Senior Notes are paid in full. The Company is undertaking various initiatives to improve gross margins to become cash flow positive prior to the maturity of the Senior Notes. These initiatives include improving cost of goods on certain raw materials., there can be no assurance the Company will be able to successfully implement such initiatives on a timely basis or at all or that it otherwise will meet the conditions required to extend the Senior Notes. If the Company is unable to extend the Senior Notes or elects not to do so, the Company will be required to repay the Senior Notes through equity issuances, additional borrowings, cash flows from operations and/or other sources of liquidity. For additional information, please refer to “Note 19 – Subsequent Events.”

The Warrants are exercisable for five (5) years to purchase 18,463,511 shares of the Company’s common stock, par value $0.001 per share, at an exercise price of $0.78, subject to adjustment under certain circumstances described in the Warrants. The Warrants have a face value of $4.4 million which is recorded in Additional Paid-In Capital.

In conjunction with the private placement of Senior Notes and Warrants, each of the directors and officers of the Company entered into lock-up agreements, which prohibit sales of the Common Stock until after April 11, 2022, subject to certain exceptions.

The issuance of the Senior Notes and Warrants was made in reliance on the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), for the offer and sale of securities not involving a public offering, and Regulation D promulgated under the Securities Act. In accordance with ASC 470-20-25-2, proceeds from the sale of a debt instrument with stock purchase warrants (detachable call options) are allocated to the two elements based on the relative fair values of the debt instrument without the warrants and of the warrants themselves at time of issuance. The portion of the proceeds so allocated to the warrants shall be accounted for as additional paid-in capital. The remainder of the proceeds shall be allocated to the debt instrument portion of the transaction.

November 2020 Convertible Note, Related Party

On November 29, 2020, the Company entered into a refinancing agreement with Mr. Ryan Drexler, (the “November 2020 Refinancing”), in which the Company issued to Mr. Drexler a convertible secured promissory note (the November 2020 “Convertible Note”) in the original principal amount of $2.9 million, which amended and restated a convertible secured promissory note dated as of August 21, 2020. The $2.9 million November 2020 Convertible Note bears interest at the rate of 12% per annum. Unless earlier converted or repaid, all outstanding principal and any accrued but unpaid interest under the November 2020 Convertible Note shall be due and payable on July 1, 2021. Any interest not paid when due shall be capitalized and added to the principal amount of the November 2020 Convertible Note and bear interest on the applicable interest payment date along with all other unpaid principal, capitalized interest, and other capitalized obligations.

Mr. Drexler may, at any time, and from time to time, upon written notice to the Company, convert the outstanding principal and accrued interest into shares of Common Stock, at a conversion price of $0.23 per share. At the election of the Company, one-sixth of the interest may be paid in kind (“PIK Interest”) by adding such amount to the principal amount of the note, or through the issuance of shares of the Company’s common stock to Mr. Drexler. The PIK Interest is convertible to common stock at the closing price per share on the last business day of each calendar quarter. In no event will the conversion price of such PIK Interest be less than $0.10. The Company may prepay the Note by giving Mr. Drexler between 15-days’ and 60-days’ notice depending upon the specific circumstances, subject to Mr. Drexler’s conversion right.

The November 2020 Convertible Note contains customary restrictions on the ability of the Company to, among other things, grant liens or incur indebtedness other than certain obligations incurred in the ordinary course of business. The restrictions are also subject to certain additional qualifications and carveouts, as set forth in the November 2020 Convertible Note. The November 2020 Convertible Note is subordinated to certain other indebtedness of the Company held by Prestige Capital Corporation (“Prestige”) and the Senior Notes.

For the years ended December 31, 2021 and 2020, interest expense related to the related party convertible secured promissory notes was $0.5 million and $0.3 million, respectively. During the years ended December 31, 2021 and 2020, interest paid in cash to Mr. Drexler was $0.466 million and $0.031 million respectively.

Revolving Line of Credit, Related Party

On October 15, 2020, the Company entered into a secured revolving promissory note (the “Revolving Note”) with Mr. Ryan Drexler. Under the terms of the Revolving Note, the Company can borrow up to $3.0 million. The Revolving Note bears interest at the rate of 12% per annum. The funds were used for the purchase of whey protein and other general corporate purposes. Both the outstanding principal, if any, and all accrued interest under the Revolving Note were due on March 31, 2021, which was not paid.

On August 13, 2021, the Company issued to Ryan Drexler (the “Holder”) a convertible secured promissory note (the “August 2021 Convertible Note”) in the original principal amount of $2.5 million, replacing the Revolving Note.

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

The August 2021 Convertible Note contains customary events of default, including, among others, the failure by the Company to make a payment of principal or interest when due. Following an event of default, at the option of the Holder and upon written notice to the Company, or automatically under certain circumstances, all outstanding principal and accrued interest will become due and payable. The August 2021 Convertible Note also contains customary restrictions on the ability of the Company to, among other things, grant liens or incur indebtedness other than certain obligations incurred in the ordinary course of business. The restrictions are also subject to certain additional qualifications and carveouts, as set forth in the August 2021 Convertible Note. The August 2021 Convertible Note is subordinated to certain other indebtedness of the Company held by Prestige Corporation (“Prestige”) and the Senior Notes.

The related party revolving line of credit balance of December 31, 2021 was zero and December 31, 2020 was $0.7 million.

For the years ended December 31, 2021 and 2020, total related party debt was $5.3 million and $6.9 million, respectively.

Obligations Under Secured Borrowing Arrangement

In January 2016, the Company entered into a Purchase and Sale Agreement (the “Purchase and Sale Agreement”) with Prestige, pursuant to which the Company agreed to sell and assign, and Prestige agreed to buy and accept, certain accounts receivable owed to the Company (“Accounts”). Under the terms of the Purchase and Sale Agreement, upon the receipt and acceptance of each assignment of Accounts, Prestige will pay the Company 80% of the net face amount of the assigned Accounts, up to a maximum total borrowing of $12.5 million subject to sufficient amounts of accounts receivable to secure the loan. The remaining 20% will be paid to the Company upon collection of the assigned Accounts, less any chargebacks (including chargebacks for any customer amounts that remain outstanding for over 90 days), disputes, or other amounts due to Prestige. Prestige’s purchase of the assigned Accounts from the Company will be at a discount fee which varies from 0.7% to 4%, based on the number of days outstanding from the assignment of Accounts to collection of the assigned Accounts. In addition, the Company granted Prestige a continuing security interest in and first priority lien upon all accounts receivable, inventory, fixed assets, general intangibles, and other assets. Prestige will have no recourse against the Company if payments are not made due to the insolvency of an account debtor within 90 days of invoice date, with the exception of international and certain domestic customers. On April 10, 2019, the Company and Prestige amended the terms of the agreement. The agreement was extended until April 1, 2020 and automatically renews for one (1) year periods unless either party receives written notice of cancellation from the other, at minimum, thirty (30) days prior to the expiration date thereafter.

On June 14, 2021, Prestige advanced the Company $1.0 million with a six-month term, 15% interest rate and 2% accommodation fee.

On July 26, 2021, Prestige advanced the Company $1.0 million with a six-month term and a 15% interest rate. In addition, there was an accommodation fee equal to 1% of the amount advanced plus 18,750 stock options.

On October 12, 2021, the June 14, 2021 and July 26, 2021 the total Prestige advance $2.0 million was extended to the date of the termination of the senior secured note offering, which is in April 2022, and may be extended as discussed above.

For the years ended December 31, 2021 and 2020, the Company assigned Prestige accounts with an aggregate face amount of approximately $49.7 million and $58.0 million, respectively, for which Prestige paid to the Company approximately $49.3 million and $46.4 million, respectively, in cash. During the years ended December 31, 2021 and 2020, $45.2 million and $43.7 million, respectively, was repaid to Prestige, including fees and interest. As of December 31, 2021 and 2020, we had outstanding borrowings of approximately $6.4 and $7.1 million, respectively.

Paycheck Protection Program Loan

Due to economic uncertainty as a result of the ongoing pandemic (“COVID-19”), on May 14, 2020, the Company received an aggregate principal amount of $964,910 pursuant to the borrowing arrangement (“Note”) with Harvest Small Business Finance, LLC (“HSBF”) and agreed to pay the principal amount plus interest at a 1% fixed interest rate per year, on the unpaid principal balance. The Note includes forgiveness provisions in accordance with the requirements of the Paycheck Protection Program, Section 1106 of the CARES Act.

The Note was expected to mature on May 16, 2025. Payments were due by November 16, 2020 (the “Deferment Period”) and interest was accrued during the Deferment Period. However, the Flexibility Act, which was signed into law on June 5, 2020, extended the Deferment Period to the date that the forgiven amount is remitted by the United States Small Business Administration (“SBA”) to HSBF.

On October 25, 2021, the Company received a letter from HSBF indicating the Company’s SBA PPP loan has been forgiven in full by HSBF and was recorded as a $964,910 gain on forgiveness of debt located in other income-loan forgiveness..

Note 11. Warrants

In conjunction with the Securities Purchase Agreement (SPA), the Company issued 18,463,511 warrants to the senior note holders. The warrants entitle the holder to purchase one share of the Company’s common stock at an exercise price equal to $.7794 per share at any time on or after October 13, 2021 (the “Initial Exercise Date”) and on or prior to the close of business on October 13, 2026 the “Termination Date”). The Company determined that these warrants are free standing financial instruments that are legally detachable and separately exercisable from the debt instruments. Management also determined that the warrants are puttable for cash upon a fundamental transaction at the option of the holder and as such required classification as equity pursuant to ASC 470. In accordance with the accounting guidance, the outstanding warrants are recognized as equity on the balance sheet. The proceeds from the sale of a debt instrument with stock purchase warrants (detachable call options) shall be allocated to the two elements based on the relative fair values of the debt instrument without the warrants, and of the warrants themselves at time of issuance. The allocation of the portion of the value resulted in a discount of the debt instrument. The fair value of the warrants were measured using the Black Scholes option pricing model.

The assumptions used to measure the fair value of the warrant as of its issuance date were as follows:

Inputs
Warrants Granted	18,463,511
Stock Price	$0.65
Exercise Price	$0.78
Term, expected life of options in years	30.00
Volatility	322.8%
Annual Rate of Quarterly Dividends	0.00%
Risk Free Interest Rate	0.515%

Note 12. Commitments and Contingencies

Contingencies

In the normal course of business or otherwise, the Company may become involved in legal proceedings. The Company will accrue a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. The accrual for a litigation loss contingency might include, for example, estimates of potential damages, outside legal fees and other directly related costs expected to be incurred. The Company provides disclosures for material contingencies when there is a reasonable possibility that a loss or an additional loss may be incurred. In assessing whether a loss is a reasonable possibility, the Company may consider the following factors, among others: the nature of the litigation, claim or assessment, available information, opinions or views of legal counsel and other advisors, and the experience gained from similar cases. As of December 31, 2021, the Company was involved in the following material legal proceedings described below:

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

On July 28, 2017, the Company approved a Settlement Agreement (the “CFG Settlement Agreement”) with CFG effective July 7, 2017. The CFG Settlement Agreement represents a full and final settlement of all litigation between the parties. Under the terms of the agreement, the Company agreed to pay CFG a sum of $3 million, which was recorded as accrued expenses in 2017. The settlement consists of a $1.0 million payment that was advanced by a related party on July 7, 2017, a $1.0 million installment paid on July 7, 2018 and a subsequent $1.0 million installment payment to paid by July 7, 2019. Of this amount, the Company has remitted $0.3 million.

During the years ended December 31, 2021 and 2020, the Company recorded a charge of $75,000 and $75,000, respectively. This charge, representing imputed interest, is included in “Interest expense” in the Company’s consolidated statements of operations.

Nutrablend Matter

On February 27, 2020, Nutrablend, a manufacturer of MusclePharm products, filed an action against the Company in the United States District Court for the Eastern District of California, claiming approximately $3.1 million in allegedly unpaid invoices. These invoices relate to the third and fourth quarter of 2019, and a liability has been recorded for the related periods.

On September 25, 2020, the parties successfully mediated the case to a settlement (the “Nutrablend Agreement”) and the Company agreed to (i) pay approximately $3.1 million (“Owed Amount”) in monthly payments (“Monthly Payments”) from September 1, 2020 through June 30, 2023 and (ii) issue monthly purchase orders (“Purchase Orders”) at minimum amounts accepted by Nutrablend.

The Company agreed to issue Purchase Orders in a combined total amount of at least (i) $1.5 million from September 1, 2020 through November 30, 2020; (ii) $1.8 million from December 1, 2020 through February 28, 2021; (iii) $2.1 million from March 31, 2021 through May 31, 2021; (iv) $2.1 million from June 1, 2021 through August 31, 2021; and (v) $1.4 million from September 1, 2021 through October 30, 2021. Beginning on November 1, 2021, the Company will be required to issue monthly Purchase Orders to Nutrablend in a minimum amount of $0.7 million until the Owed Amount is paid in full to Nutrablend. In the event that the Company pays the Owed Amount in full before September 1, 2021, it’s entitled to a rebate on all completed Purchase Orders. Further, once the monthly payments, and any additional payments that the Company has made on the Owed Amount, reduce the outstanding balance of the Owed Amount to below $2.0 million, the Company is eligible for an extension of a line of credit from Nutrablend in an amount of up to $3.0 million.

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

As of December 31, 2021, the Company determined that approximately $0.991 million of the owed amount was due within a year, and this amount was recorded in “Accrued and other liabilities” in the consolidated balance sheets. The present value of the remaining Owed Amount that was due after a year was $0.502 million, and the amount was recorded in “Other long-term liabilities” in the consolidated balance sheets. The Company made payments of $1.1 million during the year ended December 31, 2021.

On September 23, 2021, the Company entered into an Amendment to a Settlement Agreement that was originally entered into on September 25, 2020. Pursuant to the Amended Agreement, the Company is no longer obligated to issue Purchase Orders to Nutrablend as stated in the Settlement Agreement, which, as stated in the Form 8-K dated September 25, 2020, consisted of at least (i) $1.5 million from September 1, 2020 through November 30, 2020; (ii) $1.8 million from December 1, 2020 through February 28, 2021; (iii) $2.0 million from March 1, 2021 through May 31, 2021; (iv) $2.1 million from June 1, 2021 through August 31, 2021; and (v) $1.4 million from September 1, 2021 through October 30, 2021. The Monthly Payments provision of the Settlement Agreement remains unchanged.

4Excelsior Matter

On March 18, 2019, Excelsior Nutrition, Inc. (“4Excelsior”), a manufacturer of MusclePharm products, filed an action against the Company in the Superior Court of the State of California for the County of Los Angeles, claiming approximately $6.2 million in damages relating to allegedly unpaid invoices, as well as approximately $7.8 million in consequential damages.

On December 16, 2020, the Company and 4Excelsior entered into a Settlement Agreement and Mutual Release (“the Agreement”), pursuant to which the parties resolved and settled the civil action pending in the Superior Court of the State of California for the County of Los Angeles (the “Litigation”). The parties agreed to a mutual general release of claims and to jointly file within 10 business days of the effective date of the Agreement a stipulation and proposed order of dismissal, dismissing with prejudice all claims and counterclaims asserted in the Litigation. The Company agreed to pay $4.75 million (the “Settlement Amount”) in four monthly payments of $70,000, beginning January 5, 2021, and thereafter in monthly payments of $100,000 until the Settlement Amount is fully paid. The Company may prepay all or any portion of the Settlement Amount at any time without penalty or premium. The Agreement provides that, in the event of a Default (as defined in the Agreement) by the Company, the entire outstanding balance of the Settlement Amount will become immediately due and payable, plus accrued interest at a rate of 18% per annum, commencing from the date of default.

The Company determined that approximately $1.1 million of the Settlement Amount was due within a year, and this amount was recorded in “Accrued and other liabilities” in the consolidated balance sheets. The present value of the remaining Settlement Amount that was due after a year was $1.8 million, and the amount was recorded in “Other long-term liabilities” in the consolidated balance sheets. The Company made payments of $1.1 million during the year ended December 31, 2021.

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

As of December 31, 2021, the total amount accrued, including interest, was $1.9 million. In the interim, the Company filed an appeal and posted bonds in the total amount of $0.6 million in order to stay execution on the judgment pending appeal. Of the $0.6 million, $0.25 million (including fees) was paid by Mr. Drexler on behalf of the Company. See Note 8 to the accompanying consolidated financial statements for additional information. The balance of $0.35 million was secured by a personal guaranty from Mr. Drexler, while the associated fees of $12,500 were paid by the Company. The appeal has been fully briefed and is awaiting a decision.

For the years ended December 31, 2021 and 2020, interest expense recognized on the awarded damages was $96,815 and $89,000, respectfully. As of December 31, 2021, the Company owed $1.4 million related to this settlement that is reflected in accrued and other liabilities.

The Company intends to continue to vigorously pursue its defenses on appeal with the Arizona Supreme Court.

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

On June 17, 2019, White Winston moved for the appointment of a temporary receiver over the Company, citing Plante Moran’s resignation. The court granted White Winston’s request to hold an evidentiary hearing on the motion, but subsequently stayed the action pending the parties’ attempts to resolve their dispute. Although the parties have been unable to reach a resolution, the litigation has not yet resumed. On July 30, 2019, White Winston filed an action in the Superior Court of the State of California in and for the County of Los Angeles, seeking access to the Company’s books and records and requesting the appointment of an independent auditor for the Company. On February 25, 2021, the court ordered the Company to produce certain documents, denied White Winston’s request for an auditor, and ordered the Company to pay a $1,500 penalty. On July 20, 2021 the California court awarded White Winston $93,000 in attorneys’ fees and cost relating to the books-and-records action. The Company paid the amounts due on July 30, 2021, and on August 4, 2021 White Winston submitted a filing acknowledging that the California court’s judgment has been fully satisfied.

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

On August 22, 2018, Richard Estalella filed an action against us and two other defendants in the Colorado District Court for the County of Denver, seeking damages arising out of the IRS’s assertion of tax liability and penalties relating to the 2014 restricted stock grants. We have answered Estalella’s complaint, asserted counterclaims against Estalella for his failure to ensure that all withholding taxes were paid in connection with the 2014 restricted stock grants, and filed cross-claims against two valuation firms named in the action (as well as their principals) for failing to properly value the 2014 restricted stock grants for tax purposes. The trial was scheduled for February 7, 2022 but was ultimately settled in mediation. There are no amounts accrued related to this matter.

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

This matter is now closed.

The table below summarizes accrued expenses and interest expense incurred in 2021 and 2020 (in thousands):

Cases	2021 Accrued	2020 Accrued	2021 Interest Expense	2020 Interest Expense
Manchester City Football Group (1)	$730	$730	$(75)	$(75)
Nutrablend Matter (3)	1,493	2,318	(267)	(66)
4Excelsior Matter (3)	2,938	3,597	(421)	(16)
ThermoLife International (2)	1,364	1,364	(97)	(89)
Total	$6,525	$8,009	$(860)	$(246)

(1)	Accrued amount on balance sheet is located in accounts payable.

(2)	Accrued amount on balance sheet is located in accrued expenses.

(3)	Accrued amount on balance sheet takes into account short term and long term liability accounts.

Note 13. Stockholders’ Deficit

Common Stock

The Company had the following issuances of common stock during the year ended December 31, 2021 (in thousands, except share and per share data):

Transaction Type	Quantity (Shares)	Valuation	Range of Value per Share
Stock-based compensation for issuance and amortization of restricted stock awards to employees, executives, and directors	280,916	$609	$.40 to $1.60
Total	280,916	$609	$.40 to $1.60

Treasury Stock

During the years ended December 31, 2021 and 2020, the Company did not repurchase any shares of its common stock and held 875,621 shares in treasury as of December 31, 2021 and 2020.

Note 14. Stock-Based Compensation

The Company’s stock-based compensation for the years ended December 31, 2021 and 2020 consisted primarily of stock options and restricted stock awards.

Stock Incentive Plans

2021 Omnibus Equity Incentive Plan

On December 22, 2021, the Board of Directors adopted the 2021 Omnibus Equity Incentive Plan (the “2021 Plan”) and the issuance of an option to purchase 1,811,000 shares of common stock of the Company, exercisable at a price of $0.40, to Sabina Rizvi, the President and Chief Financial Officer of the Company pursuant to the 2021 Plan. The option vested 50% upon issuance and the remaining (50%) in five (5) equal monthly installments commencing on December 4, 2021 and becoming fully vested on April 4, 2022. Ms. Rizvi’s acceptance of the option and the option granted thereunder waived any right to receive a two percent (2%) transaction bonus upon a sale of the Company pursuant to that certain offer letter by and between the Company and Ms. Rizvi dated April 1, 2021.

2015 Incentive Compensation Plan

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

The 2015 Plan is administered by the Board, unless the Board elects to delegate administration responsibilities to a committee (either of the foregoing, or their authorized delegates, the “plan administrator”), and will continue in effect until terminated. The 2015 Plan may be amended, modified or terminated, subject to stockholder approval to the extent necessary to comply with applicable law or to the extent an amendment increases the number of shares available under the 2015 Plan or permits the extension of the exercise period for an stock option or stock appreciation right beyond ten years from the date of grant, and, with respect to outstanding awards, subject to the consent of the holder thereof if the amendment, modification or termination materially and adversely affects such holder. The total number of shares that may be issued under the 2015 Plan cannot exceed 2,000,000, subject to adjustment in the event of certain changes in the capital structure of the Company. As of December 31, 2021 and 2020, there were 576,494 shares and 576,494 remaining shares available for issuance under the 2015 Plan.

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

Restricted Stock

The restricted stock awards granted to employees, executives and board members during the years ended December 31, 2021 and 2020 were as follows (in thousands):

	Unvested Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested balance - December 31, 2019	(690,132)	$1.05
Granted	-	$-
Vested	568,280	$0.42
Forfeited	(121,852)	$0.42
Unvested balance - December 31, 2020	-	$-
Granted	50,000	$1.08
Vested	-	$-
Forfeited	(50,000)	$1.08
Unvested balance - December 31, 2021	-	$-

There were 50,000 restricted stock awards granted and subsequently forfeited during the year ended December 31, 2021. There were no restricted stock awards granted for the year ended December 31, 2020.

As of December 31, 2021, there was no unrecognized expense for unvested restricted stock awards.

For the year ended December 31, 2020, the Company had the following transactions related to its common stock including restricted stock awards (in thousands, except share and per share data):

Transaction Type	Quantity (Shares)	Valuation	Range of Value per Share
Stock issued for advertising services	226,722	$204	$0.90
Restricted stock forfeited by directors	(121,850)	(51)	0.42
Total	104,872	$153	$ 0.42 to $0.90

Stock Options

The Company may grant options to purchase shares of the Company’s common stock to certain employees and directors pursuant to the 2021 Omnibus Equity Incentive Plan or the 2015 Plan. Under both plans, all stock options are granted with an exercise price equal to or greater than the fair market value of a share of the Company’s common stock on the date of grant. No stock option may be exercisable more than ten years after the date it is granted.

On May 12, 2021, the Company entered into an Agreement (the “Agreement”) with Joseph Cannata (“Cannata”), pursuant to which the Company has engaged Cannata on a non-exclusive basis to assist with the growth of the Company’s energy beverage product line. In connection with entry into the Agreement, the Company issued to Cannata an option to purchase 1,673,994 shares of the Company’s common stock at a price per share of $1.12. These options will vest in two equal tranches upon the achievement of certain net revenue milestones related to the Company’s energy beverage products. The estimated fair value of this grant is $1.11 and was determined by using the Black-Scholes option pricing model with an average term of 7.5 years; annual volatility rate of 205%; discount rate of 1.34%; and 0% for dividend rate. The fair value of option is recognized over the requisite vesting period which is deemed to be equal to the term of the security.

On July 26, 2021, the Company entered into a Modification Agreement (the “Modification”) with Prestige Capital Finance, LLC (“Prestige”), providing a second over-advance from the purchase and sale agreement dated January 2016. The over-advance provided $2 million of funding to the Company, to be repaid within the earlier of six months from the date of the agreement, or when the Company arranges additional funding. In connection with the Modification, the Company granted options to Prestige to purchase 18,750 shares of the Company’s common stock.

On August 12, 2021, the Company entered into an Agreement (the “Agreement”) with T.J. Dillashaw (“Dillashaw”), pursuant to which the Company has engaged Dillashaw on a non-exclusive basis to promote the Company’s energy beverage product line. In connection with entry into the Agreement, the Company issued to Dillashaw an option to purchase 50,000 shares of the Company’s common stock. The estimated fair value of this grant is $78,000 and was determined by using the Black-Scholes option pricing model with a one year term; annual volatility rate of 206%; discount rate of 1.34%; and 0% for dividend rate. The fair value of option is recognized over the requisite vesting period which is deemed to be equal to the term of the security.

On October 28, 2021, the Company entered into an Agreement (the “Agreement”) with Jason May (“May”), pursuant to which the Company has engaged May on a non-exclusive basis to assist with the growth of the Company’s energy beverage product line. In connection with entry into the Agreement, the Company issued May an option to purchase 1,673,994 shares of the Company’s common stock at a price per share of $0.70. These options will vest in two equal tranches upon the achievement of certain net revenue milestones related to the Company’s energy beverage products. The estimated fair value of this grant is $2 million and was determined by using the Black-Scholes option pricing model with an average term of 7.5 years; annual volatility rate of 208%; discount rate of 1.44%; and 0% for dividend rate. The fair value of option is recognized over the requisite vesting period which is deemed to be equal to the term of the security.

On December 21, 2021, as discussed above, the Company entered an agreement under the 2021 Plan with Sabina Rizvi, President and Chief Financial Officer of the Company to issue an option to purchase 1,811,000 shares of common stock of the Company, exercisable at a price of $0.40. The estimated fair value of this grant is $721,000 and was determined by using the Black-Scholes option pricing model with a term of 7 years; annual volatility rate of 208%; discount rate of 1.39%; and 0% for dividend rate. The fair value of option is recognized over the requisite vesting period. Upon issuance of this option, the previous incentive compensation discussed above was terminated and all related stock compensation expense recorded in 2021 was reversed.

For the years ended December 31, 2021 and 2020, the Company recorded approximately $653,000 and $144,000 of stock-based compensation expense related to stock options.

Stock Options Summary Table

The following table describes the total options outstanding, granted, exercised, expired and forfeited as of and during the years ended December 31, 2021 and 2020, as well as the total options exercisable as of December 31, 2021.

	Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Fair Value of Options	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Issued and outstanding as of December 31, 2019	171,703	$1.89	2	$6.17	$—
Granted	—	—	—	—	—
Exercised	—	—	—	—	—
Forfeited	—	—	—	—	—
Issued and outstanding as of December 31, 2020	171,703	$1.89	$1.72	$6.17	$—
Granted	5,227,738	0.74	0.74	4.19	—
Exercised	—	—	—	—	—
Forfeited	—	—	—	—	—
Issued and outstanding as of December 31, 2021	5,399,441	$0.74	$0.74	$4.19	—
Exercisable as of December 31, 2021	—	—	—	—	—

Note 15. Defined Contribution Plan

The Company established a 401(k) Plan (the “401(k) Plan”) for eligible employees of the Company. Generally, all employees of the Company who are at least twenty-one years of age and who have completed six months of service are eligible to participate in the 401(k) Plan. The 401(k) Plan is a defined contribution plan that provides that participants may make voluntary salary deferral contributions, on a pretax basis, in the form of voluntary payroll deductions. The Company may make discretionary matching contributions. For each of the years ended December 31, 2021 and 2020, the Company’s matching contributions were approximately $55,000 and $87,000 respectively.

Note 16. Net Income (Loss) per Share

The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share for the years presented (in thousands, except share and per share data):

	For the Years Ended December 31,
	2021	2020
Net Income (loss)	$(12,866)	$3,185
Weighted average common shares used in computing net income (loss) per share, basic	33,386,200	32,812,462
Potentially diluted securities	—	8,359,999
Weighted average common shares used in computing net income (loss) per share, diluted	33,386,200	41,172,461
Net income (loss) per share, basic	$(0.39)	$0.10
Net income (loss) per share, diluted	$(0.39)	$0.08

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

The Company reported a net income for the year ended December 31, 2020. For the year ended December 31, 2021, the Company incurred a net loss, in which 16,473,549 potentially dilutive securities related to Mr. Drexler’s convertible notes outstanding were excluded in the computation for the diluted net income per share for the year ended December 31, 2021, but included in the computation for the year ended December 31, 2020.

The following securities were excluded from the computations of the diluted net income (loss) per share, for the year ended December 31, 2021 and 2020 as the effect of the securities would be anti-dilutive:

	2021	2020
Stock options	$4,309,835	$171,703
Warrants	18,463,511	-
Convertible notes	16,473,549	-
Total common stock equivalents	$39,246,895	$171,703

The average exercise price of the stock options and warrants as of December 31, 2021 is $0.80 and $0.78, respectively.

Note 17. Income Taxes

The components of income (loss) before provision for income taxes for the years ended December 31, 2021 and 2020 are as follows (in thousands):

	For the Years Ended December 31,
	2021	2020
Domestic	$(12,874)	$3,160
Foreign	—	6
Income (loss) before provision for income taxes	$(12,874)	$3,166

Income taxes are provided for the tax effects of transactions reported in the consolidated financial statements and consist of taxes currently due. Deferred taxes relate to differences between the basis of assets and liabilities for financial and income tax reporting which will be either taxable or deductible when the assets or liabilities are recovered or settled.

The Company has federal net operating loss carryforwards of $49.2 million and $42 million as of December 31, 2021 and 2020, respectively, of which $14.2 million will expire between 2031 and 2038 and $35 million can be carried forward indefinitely. The Company has estimated state net operating loss carryforwards of $41 million and $32 million as of December 31, 2021 and 2020, respectively, most of which will expire between 2026 and 2040. Utilization of the Company’s federal and certain state net operating losses is subject to limitation due to the ownership change limitations provided by the Internal Revenue Code Sec. 382 and similar state provisions. Such an annual limitation results in the expiration of the net operating loss carryforwards before utilization. The Company believes that utilization of its federal and certain state net operating losses is substantially limited as a result of the conversion of Mr. Drexler’s convertible note in September 2019. Accordingly, for financial reporting purposes, the Company has recorded a significant decrease in the federal and net operating loss carryforwards for the year ended December 31, 2020.

The valuation allowance as of December 31, 2021 and 2020 was $16.3 million and $13.6 million, respectively. The net change in valuation allowance for the year ended December 31, 2021 was an increase of $2.8 million and for the year ended December 31, 2020 was a decrease of $18.7 million. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2021 and 2020.

The effects of temporary differences that gave rise to significant portions of deferred tax assets as of December 31, 2021 and 2020, are as follows (in thousands):

	As of December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	12,988	10,656
Stock compensation	$433	$290
Other	2,891	2,606
Gross deferred tax assets	$16,312	$13,552
Valuation allowance	(16,312)	(13,552)
Net deferred tax assets	$-	$-

The income tax benefit for the years ended December 31, 2021 and 2020 included the following (in thousands):

	For the Years Ended December 31,
	2021	2020
Current income tax expense:
Federal	$-	$-
State	(8)	(19)
Foreign	—	10
	(8)	(9)
Deferred income tax provision:
Federal	—	—
State	—	—
Foreign	—	—
	—	—
Benefit for income taxes, net	$(8)	$(9)

The income tax (benefit) provision differs from those computed using the statutory federal tax rate of 21% due to the following (in thousands):

	For the Years Ended December 31,
	2021	2020
Expected provision at statutory federal rate	$2,700	$665
State tax -- net of federal benefit	(6)	18
Foreign income/losses taxed at different rates	—	9
Other	200	(38)
Change in valuation allowance	(2,902)	(663)
Income tax expense	$(8)	$(9)

A reconciliation of the beginning and ending amount of unrecognized tax benefits (“UTB’s”) is as follows (in thousands):

	For the Years Ended December 31,
	2021	2020
Gross UTB’s, beginning balance	$—	$128
Reductions for tax positions taken in a prior year	—	(128)
Gross UTB’s, ending balance	—	—

The Company’s policy is to recognize interest and penalties related to uncertain tax benefits in its provision for income taxes. As of December 31, 2021 and 2020, the Company has not recorded a liability for potential interest or penalties. The Company also does not expect its unrecognized tax benefits to change significantly over the next 12 months.

The Company is subject to taxation in the U.S., as well as various state and foreign jurisdictions. As of December 31, 2021, the Company’s statute is open from 2018, 2017 and 2016 forward for federal, state and foreign tax purposes, respectively. However, years prior to 2016 could still be considered open for adjustments to net operating loss carryforwards.

On March 27, 2020, President Trump signed into law the CARES Act. Among the changes to the U.S. federal income tax, the CARES Act restored net operating loss carryback rules that were eliminated by 2017 Tax Cuts and Jobs Act, modified the limit on the deduction for net interest expense and accelerated the timeframe for refunds of AMT credits. Based on an analysis of the impact of the CARES Act, the Company has not identified any overall material effect on the 2021 and 2020 tax liabilities.

Note 18. Segment Information and Geographic Data

Historically, the Company’s chief operating decision maker reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. As such, the Company has had a single reporting segment and operating unit structure. During the third quarter of 2021, the Company introduced a functional energy beverages line under the MusclePharm and FitMiss brands, at which time, the CODM commenced reviewing financial information on a disaggregated basis with the functional energy drink business separate from base business of protein products. During 2021, revenues for the functional energy drink segment was not material, but it is anticipated to become a more significant segment of the Company’s business going forward. (All amounts below are in thousands);

	For the Years Ended December 31,
	2021	2020
Revenue, net
Protein products	$49,468	$64,440
Energy drinks	574	—
Total revenue, net	$50,042	$64,440

	For the Year Ended December 31, 2021
	Revenue	Cost of Revenue	Gross Profit
Protein products	$49,468	$44,354	$5,114
Energy drinks	574	317	257
Total	$50,042	$44,671	$5,371

As the Company’s products are made through contract manufacturers’, there were no capital expenditures related to either segment during the years ended December 31, 2021 or 2020.

The Company sold products through their distribution channels to over 20 countries during the years ended December 31, 2021 and 2020. All of the Company’s assets are located in the United States.

Geographic Information:

Revenue, classified by the major geographic areas in which our customers are located is as follows:

	For the Years Ended December 31,
	2021	2020
United States	70%	72%
Other Countries	30%	28%
Total revenue	100%	100%

(a)	No other country accounted for more than 5% of revenue during the years ended December 31, 2021 and 2020. Geographically, sales to other countries are diverse – spanning every continent except Antarctica.

	For the Years Ended December 31,
	2021	2020
Revenue, net
Protein products
United States	$34,702	$46,578
International	14,766	17,862
Total Protein Products	$49,468	$64,440

Energy drinks
United States	107	-
International	467	-
Total energy drinks	$574	$-
Total revenue, net	$50,042	$64,440

Note 19. Subsequent Events

Related Party Financing

On March 8, 2022, the Company entered into an Unsecured Revolving Promissory Note (the “Note”) with the Chairman of the Board and Chief Executive Officer of the Company (the “Lender”). The Company expects to initially borrow approximately $3 million under the Note. Under the terms of the Note, proceeds may be used solely to finance the production of orders from its largest customer or any of its affiliates or subsidiaries. The Note does not contain a cap on borrowings thereunder. However, further advances under the Note are at the discretion of the Lender. Outstanding balances under the Note accrue interest at the rate of 18% per annum. Prior to maturity, the Company generally may pay down principal balances and re-borrow under the Note, subject to the discretion of the Lender to advance funds under the Note. The Note contains customary events of default and acceleration provisions.

The Note is subordinate to the 14% Original Issue Discount Senior Secured Notes previously issued by the Company. Under the terms of the First Amendment to Intercreditor and Subordination Agreement, dated as of March 8, 2022, between the Company, Ryan Drexler and Empery Tax Efficient, LP (the “Amendment”), principal but not interest due under the Note generally may be repaid out of payments received by the Company in respect of accounts receivable financed pursuant to the Note.

Bakery Barn, LLC v. MusclePharm Corporation

On January 24, 2022, Bakery Barn (“Bakery Barn”) filed suit against Company in Allegheny County, Pennsylvania court. Company received the Complaint on February 16, 2022. Bakery Barn alleges that the Company owes Bakery Barn over $1.9 million dollars for breach of contract. Parties operated on an open account basis with payment terms established by mutual verbal agreement, custom and usage. Beginning in late 2020, Bakery Barn resumed production for Company and operated under a verbal agreement until August 2021. Bakery Barn contends that Company is required to reimburse Bakery Barn for foil wraps ordered by Bakery Barn in the amount of $77,800, specific ingredients totaling $42,400, and products manufactured under purchase order Invoice no. 59192 delivered to Company in the amount of $1,816,017.

On February 24, 2022, Flaherty Fardo Rogel & Amick, LLC (“Company Counsel”) filed a Praecipe for Appearance on behalf of the Company. On February 28, 2022, Company Counsel filed Preliminary Objections to Complaint and Brief In Support Thereof. Bakery Barn filed an Amended Complaint in Civil Action on March 14, 2022. Company Counsel is in the process of filing Preliminary Objections to this Amended Complaint. The Company intends to continue to vigorously litigate the matter.

Bar Bakers, LLC v. CFC/Flavor Producers, LLC. Vs MusclePharm

On March 18, 2022, the Company retained Barnes & Thornburg to represent it in connection with a Cross-Complaint filed Superior Court of California, County of Orange, Case No. 30-2019-01073098-CU-BC-CJC in the matter Bar Bakers LLC v. Creative Flavor Concepts, Inc. et al.. According to the pleadings, the matter arises from an agreement between the plaintiffs and defendants in which the plaintiff agreed to manufacturer energy bars and sell them to the defendants. The defendants then sold the energy bars to various retailers, including the Company. On May 29, 2019, the plaintiff sued the defendants alleging that the defendants were responsible for unpaid invoices – nine for bars actually manufactured and delivered to the Company and one invoice for raw materials. According to the pleadings, the unpaid invoices total $885,163.72. The invoice for the raw materials is allegedly $4,658,593.02. On January 31, 2022, one of the defendants, Flavor Producers LLC, filed and served a cross claim against the Company alleging that it was partially responsible for any damages that may befall on it. Specifically, Flavor Producers is asking the Court to award it $389,989.60 in compensatory damages. On March 25, 2022, the Company filed an answer to that that cross claim denying the factual allegations and Flavor Producers’ assertion that it is entitled to any damages, including but not limited to, compensatory damages.

White Winston Select Asset Fund Series MP-18, LLC et al., v MusclePharm Corp., et al., (Mass. Super. Ct.)

The Company and its Chief Executive Officer have been named as defendants in a new lawsuit filed on February 8, 2022 by White Winston Select Asset Funds, LLC and White Winston Select Asset Fund Series Fund MP-18, LLC (collectively, “White Winston”) in the Superior Court of Suffolk County Massachusetts. White Winston is bringing claims alleging unfair trade practices, abuse of process, malicious prosecution, breach of duty of loyalty and, in the alternative, for breach of the settlement agreement relating to the prior action filed by White Winston in Nevada. The Company has not yet responded to complaint and at this time cannot reasonably estimate any loss that may arise from this matter.

Senior Notes Payable

On April 12, 2022, the maturity date of the Senior Notes was extended to May 28, 2022 as no event of default has occurred and the Company’s cash flows from operating and investing activities (but not cash flows from financing activities) was positive for March 2022 and no event of default is reasonably expected to occur on or before April 30, 2022 and the sum of cash flows from operating and investing activities (but not from financing activities) of the Company and its subsidiaries will be positive for April 2022.

