Form 10-K/A
period 2021-12-31
MusclePharm Corp
filed 2022-05-04
CIK 1415684

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

Securities registered pursuant to Section 12(b) of the Act: None

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrants as of June 30, 2021 was $33.2 million based upon the closing price of the registrants common stock of $1.98 on the OTC Pink Tier of the OTC Markets Group, Inc. as of that date.

The number of shares of the registrant’s common stock outstanding as of March 31, 2022: 33,386,200 (excludes 875,621 shares of common stock held in treasury).

Documents Incorporated by Reference: None

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-K (the “Amendment”) is to amend the Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which the registrant previously filed with the Securities and Exchange Commission (“SEC”) on April 15, 2022, to provide corrected or supplemental information under, Item 8. Financial Statements and Supplementary Data, Item 10. Directors, Executive Officers and Corporate Governance, and Item 15. Exhibits, Financial Statement Schedules, and to correct certain other typographical errors throughout the remainder of the report.

This Amendment includes new certifications by our Principal Executive Officer and Principal Financial Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley of 2002 as Exhibits 31.1, 31.2, and 32.1, hereto.

Except as expressly set forth above, this Amendment does not, and does not purport to, amend, update, or restate the information in any other item of the original Form 10-K or reflect any events that have occurred after the filing of the original Form 10-K.

MusclePharm Corporation

Amendment No. 1 to

2021 Annual Report on Form 10-K

TABLE OF CONTENTS

(dollars presented in thousands, unless otherwise indicated)

Forward-Looking Statements

This Amendment No. 1 to the Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements in this Amendment No. 1 to the Annual Report on Form 10-K about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “believe,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan” and “would.” For example, statements concerning financial condition, possible or assumed future results of operations, growth opportunities, industry ranking, plans and objectives of management, markets for our common stock and future management and organizational structure are all forward-looking statements. Forward-looking statements are not guarantees of performance. They involve known and unknown risks, uncertainties and assumptions that may cause actual results, levels of activity, performance or achievements to differ materially from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statement.

Any forward-looking statements are qualified in their entirety by reference to the risk factors discussed throughout this Amendment No. 1 to the Annual Report on Form 10-K. Some of the risks, uncertainties and assumptions that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include, but are not limited to:

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

The foregoing list sets forth some, but not all, of the factors that could affect our ability to achieve results described in any forward-looking statements. You should read this Amendment No. 1 to the Annual Report on Form 10-K and the documents that we reference herein and have filed as exhibits to this Amendment No. 1 to the Annual Report on Form 10-K, completely and with the understanding that our actual future results may be materially different from what we expect. You should assume that the information appearing in this Amendment No. 1 to the Annual Report on Form 10-K is accurate as of the date hereof. Because the risk factors referred to in Part I, Item IA of this Amendment No. 1 to the Annual Report on Form 10-K, could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made, and except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We qualify all of the information presented in this Amendment No. 1 to the Annual Report on Form 10-K, and particularly our forward-looking statements, by these cautionary statements.

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

Employees

As of March 31, 2022 we had 21 total employees, most of whom were full time. None of the employees are represented by a union. Management considers its relations with our employees to be good and to have been maintained in a normal and customary manner.

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

ITEM 1A. RISK FACTORS

Certain factors may have a material adverse effect on our business, financial condition and results of operations. You should carefully consider the risks and uncertainties described below, in addition to other information contained in this Amendment No. 1 to the Annual Report on Form 10-K, including our consolidated financial statements and related notes. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks actually occurs, our business, financial condition, results of operations and future prospects could be materially and adversely affected. In that event, the trading price of our common stock could decline, and you could lose part or all of your investment.

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

Our common stock is quoted on the OTC Pink Tier, an automated quotation service operated by OTC Markets Group, Inc under the symbol “MSLP.” The quotation of our shares on the OTC may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, in part because of the inability or unwillingness of certain investors to acquire shares of common stock not traded on a national securities exchange and could depress the trading price of our common stock and have a long-term adverse impact on our ability to raise capital in the future.

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

We have concluded that our internal controls over financial reporting were not effective as of December 31, 2021, due to the existence of material weaknesses in such controls, and we have also concluded that our disclosure controls and procedures were not effective as of December 31, 2021, all as described in Item 9A, “Controls and Procedures,” of this Amendment No. 1 to the Annual Report on Form 10-K. Remediation efforts to address the identified weaknesses are just beginning . Continuing costs to remedy these material weaknesses and to address inquiries from regulators may be significant and may require significant time from our management and other personnel, and we cannot assure you that we will be able to remedy the material weaknesses.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive offices are located at 6728 W. Sunset Rd., Suites 130 and 140, Las Vegas, Nevada 89118. We sublease our office for approximately $7,500 per month pursuant to a sublease agreement that will terminate on March 1, 2024. We believe that our existing facilities are suitable and adequate to meet our current needs.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

Other than as set forth below, and in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operating of this Amendment No. 1 to Form 10-K as well as in Note 12 – Commitments and Contingencies and Note 19 - Subsequent Events in the notes to the audited consolidated financial statements in Item 8 of this Amendment No. 1 to the Annual Report on Form 10-K, which is incorporated by reference herein, we are not currently a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, we believe will have a material adverse effect on our business, financial condition or operating results.

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

For the years ended December 31, 2021 and 2020, interest expense recognized on the awarded damages was $96,815 and $89,000 respectively.

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

Holders of Record

As of March 31, 2022, there were approximately 351 holders of record of our common stock. The number of holders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker or clearing agency but does include each such broker or clearing agency as one record holder.

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

Recent Sales of Unregistered Securities

On October 13, 2021, the Company entered into a Securities Purchase Agreement (the “SPA”) with certain institutional investors as purchasers (the “Investors”). Pursuant to the Securities Purchase Agreement, the Company sold, and the Investors purchased, $8.2 million (the “Purchase Price”) in principal amount of senior notes (the “Senior Notes”) and warrants (the “Warrants”).

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

ITEM 6. [RESERVED].

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and plan of operations together with and our consolidated financial statements and the related notes appearing elsewhere in this Amendment No. 1 to the Annual Report on Form 10-K. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this Amendment No. 1 to the Annual Report on Form 10-K. All amounts in this report are in U.S. dollars, unless otherwise noted.

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

Interest Expense

For the year ended December 31, 2021, interest expense was approximately $5.4 million compared to $1.5 million for the year ended December 31, 2020, or an increase of $3.9 million or 260%.

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

Non-GAAP Adjusted EBITDA

In addition to disclosing financial results calculated in accordance with GAAP, this Amendment No. 1 to Form 10-K discloses Adjusted EBITDA, which is net loss adjusted for stock-based compensation, gain on settlement of accounts payable, (gain) loss on disposal of property and equipment, interest expense, depreciation of property and equipment, amortization of intangible assets, and (benefit) provision for income taxes.

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

Set forth below are reconciliations of our reported GAAP net income (loss) to Adjusted EBITDA (in thousands):

	Year ended December 31, 2021	Year ended December 31, 2020
Net income (loss) (GAAP)	$(12,866)	$3,185
Non-GAAP adjustments:
Gain on disposal of property and equipment	-	(160)
Loss on settlements	(143)	(1,687)
Impairment of operating lease right of use asset	-	167
Stock compensation expense	653	144
Interest and other expense, net	5,039	1,188
Depreciation of Property and Equipment	10	145
Amortization of Intangible Assets	321	320
PPP Loan Forgiveness	(965)	-
Benefit for income taxes	(8)	(19)
Loss foreign currency	28	-
Adjusted EBITDA (non-GAAP)	$(7,931)	$3,283

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the consolidated financial statements set forth on the “Index to Financial Statements” on F-1 of this Amendment No. 1 to Form 10-K, which consolidated financial statements are incorporated by reference into this Item 8.

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

Notwithstanding the material weaknesses described in this Item 9A, our management has concluded that the consolidated financial statements and related financial information included in this Annual Report to Form 10-K presents fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP. Management’s position is based on a number of factors, including, but not limited to:

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

Changes in Internal Control Over Financial Reporting

Other than the remediation activities described above, there have not been any changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PAUL KARR – DIRECTOR

Paul Karr joined our Board of Directors as an independent director on June 1, 2021. Mr. Karr serves as Chairman of the Audit Committee and is a member of the Compensation and Nominating and Governance Committees. Mr. Karr is a Certified Public Accountant and consults with middle market firms as a Director with CFO Consulting Partners, a position he has held since August 2018. Prior to that, he served at AIG as Deputy Corporate Controller from September 2014 to July 2016 and North America Controller, Property Casualty from November 2012 to September 2014. His experience includes senior leadership roles in finance and controllership, addressing financial reporting, issue resolution and internal controls at American Express, General Electric, and Bristol-Myers Squibb. He has served on the Board of Directors of LG Nortel, a $500 million joint venture in Korea, and has worked with numerous audit committees and boards. Mr. Karr began his career at Deloitte & Touche where he was an audit partner in the Chicago and National offices. He has degrees in Accountancy – BS (High Honors) and Master of Accounting Science – from the University of Illinois at Urbana-Champaign. Based on his experience in accounting, financial reporting and auditing matters, we believe Mr. Karr is well qualified to serve on our Board of Directors

Family Relationships

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

To our knowledge, based solely upon a review of Forms 3, 4, and 5 filed with the SEC during the fiscal year ended December 31, 2021, we believe that, except as set forth below, our directors, executive officers, and greater than 10% beneficial owners have complied with all applicable filing requirements during the fiscal year ended December 31, 2021.

●	Sabina Rizvi failed to report her insider status on time on a Form 3.
●	Sabina Rizvi failed to report 1 transaction on time on a Form 4.

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

Changes in Nominating Procedures

None.

ITEM 11. EXECUTIVE COMPENSATION

Overview

We are eligible to take advantage of the rules applicable to a “smaller reporting company,” as defined in the Exchange Act, for the fiscal year ended December 31, 2021. As a “smaller reporting company” we are permitted, and have opted, to comply with the scaled back executive compensation disclosure rules applicable to a “smaller reporting company” under the Exchange Act. Only three individuals served as executive officers, as defined in Rule 3b-7 under the Exchange Act, during the fiscal year ended December 31, 2021. The following discussion relates to the compensation of those executive officers, who we refer to as our “named executive officers” or “NEOs” in this Amendment No. 1 to the Annual Report on Form 10-K. During the fiscal year ended December 31, 2021, our NEOs were:

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

Ms. Rizvi

We entered into an employment agreement with Ms. Rizvi on April 5, 2021. Under her employment agreement, Ms. Rizvi is entitled to a base salary of $450,000 per year. In addition, Ms. Rizvi is eligible to receive cash bonuses based on performance criteria to be adopted by the Compensation Committee, under her employment agreement, Ms. Rizvi is also entitled to customary employee benefits. Upon joining the Company Ms. Rizvi was given incentive compensation that included 2% of the sales price of the Company should we be sold. In December 2021, this incentive was terminated. Ms. Rizvi was issued an option to purchase 1,811,000 shares of our common stock, the details of which are discussed below in “Outstanding Equity Awards at Year End”.

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

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)

Michael Heller	$75,000	$-	$-	$75,000
Paul Karr	$43,750	$-	$-	$43,750

There was no restricted stock units awarded to directors in 2021 or 2020.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of shares of our common stock by (i) each current director and (ii) each named executive officer, as of March 31, 2022

	Shares Beneficially Owned
	Common Stock (1)
Name of Beneficial Owner	Shares	%
Named Executive Officers
Ryan Drexler(2)	31,002,836	67.2%
Sabina Rizvi(3)	721,394	1.6%
Non-Employee Directors:
Paul Karr	—	—
Michael Heller	—	—
Officers and Directors as a Group	31,724,230	68.8%
Paul Karr

Other Beneficial Owners:
Wynnefield Capital (4)	2,111,874	6.3%
Amerop Holdings, Inc. (5)	3,648,355	10.9%

*	Represents less than 1%.

(1)	This column lists beneficial ownership of voting securities as calculated under SEC rules which generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities and includes shares of our common stock issuable pursuant to the exercise of stock options, warrants, preferred stock or other securities that are immediately exercisable or convertible or exercisable or convertible within 60 days of March 31, 2022. Otherwise, except to the extent noted below, each director, named executive officer or entity has sole voting and investment power over the shares reported. Standard brokerage accounts may include nonnegotiable provisions regarding set-offs or similar rights.

(2)	Ryan Drexler, the Company’s Chief Executive Officer and Chairman of the Board of Directors is the sole member of Consac, LLC, and as such has voting and investment power over the securities owned by the stockholder. Percent of total voting power represents voting power with respect to 33,479,886 shares of common stock outstanding as of March 24, 2021, plus 137,362 options to purchase common shares as if these options were exercised, plus the 12,486,813 refinanced convertible notes issued to Mr. Drexler on November 29, 2020, as if the notes were converted into shares as of March 24, 2021 (46,104,061 common shares).

(3)	Represents 100% vesting of Ms. Rizvi’s option to purchase 721,394 shares, which fully vests on April 1, 2022.

(4)	Joshua Landes and Nelson Obus may be deemed to hold an indirect beneficial interest in these shares, which are directly beneficially owned by Wynnefield Partners Small Cap Value, L.P., Wynnefield Partners Small Cap Value, L.P. I, Wynnefield Small Cap Value Offshore Fund and Wynnefield Capital, Inc. Profit Sharing Plan because they are co-managing members of Wynnefield Capital Management, LLC and principal executive officers of Wynnefield Capital, Inc. The principal place of business for Wynnefield Capital is 450 Seventh Avenue, Suite 509, New York, New York 10123. This information is based on a Schedule 13D/A filed on November 3, 2020 with the SEC.

(5)	Amerop Holdings, Inc. and Leonard P. Wessell III may be deemed to hold an indirect beneficial interest to 1,463,839 of these shares. White Winston Select Asset Funds, LLC, Todd M. Enright, Mark Blundell, Donald Feagan, and Robert Mahoney may be deemed to hold an indirect beneficial interest in these shares. White Winston Select Asset Fund Series Fund MP-18, LLC reported sole voting power with respect to 3,648,355 shares. The address of White Winston Select Asset Funds Series Fund MP-18, LLC is 265 Franklin St., Suite 1702, Boston, MA 02110. This information is based on a Schedule 13D filed on November 8, 2019 with the SEC.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table shows information regarding our equity compensation plans, as of December 31, 2021:

PLAN CATEGORY	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders:
2015 Incentive Compensation Plan	171,703	$1.89	576,494
2021 Omnibus Equity Incentive Plan(a)	1,811,000	$0.40	4,065,554
Equity compensation plans not approved by security holders	-	-	-
Total	1,982,703	-	4,642,048

(a)	The 2021 Omnibus Equity Incentive plan defines the number of shares of Common Stock that are reserved and available for issuance pursuant to Awards granted under the Plan shall be equal to the sum of (i) 5,876,554 shares, plus (ii) the number of shares of Common Stock reserved, but unissued under the Prior Plan; (iii) the number of shares of Common Stock underlying forfeited awards under the Prior Plan; and (iv) an annual increase on the first day of each calendar year beginning with the first January 1 following the Effective Date and ending with the last January 1 during the initial ten-year term of the Plan, equal to the lesser of (A) five percent (5%) of the Shares outstanding (on an as-converted basis, which shall include Shares issuable upon the exercise or conversion of all outstanding securities or rights convertible into or exercisable for Shares, including without limitation, preferred stock, warrants and employee options to purchase any Shares) on the final day of the immediately preceding calendar year and (B) such lesser number of Shares as determined by the Board; provided, that, shares of Common Stock issued under the Plan with respect to an Exempt Award shall not count against such share limit. Following the Effective Date, no further awards shall be issued under the Prior Plan, but all awards under the Prior Plan which are outstanding as of the Effective Date (including any Grandfathered Arrangement) shall continue to be governed by the terms, conditions and procedures set forth in the Prior Plan and any applicable Award Agreement.

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

Fees Paid to Independent Registered Public Accounting Firm

The following table shows fees and expenses that we paid (or accrued) for professional services rendered for the years ended December 31, 2021 and 2020 (in thousands):

	2021	2020
Audit Fees (1) (2)	$1,044,000	$448,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

Audit Fees: Audit fees consist of fees incurred for professional services performed by Moss Adams LLP and SingerLewak LLP for the audit of our annual consolidated financial statements, the review of interim consolidated financial statements, and related services that are normally provided in connection with registration statements. There were $1,044,000 and $448,000 of such fees incurred by the Company in the fiscal years ended December 31, 2021 and 2020, respectively.

Audit-Related Fees: Audit related fees may consist of fees incurred by an independent registered public accounting firm for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements. There were no such fees incurred by the Company in the fiscal years ended December 31, 2021 and 2020.

Tax Fees: Tax fees may consist of fees for professional services, including tax compliance performed by Moss Adams LLP and SingerLewak LLP. There were no such fees incurred by the Company in the fiscal years ended December 31, 2021 and 2020, respectively.

All Other Fees: There were no such fees incurred by the Company in the fiscal years ended December 31, 2021 and 2020.

Audit Committee Pre-Approval Policies

In accordance with Sarbanes Oxley, before an Independent Registered Public Accounting Firm is engaged by us or our subsidiaries to render audit or non-audit services, the Audit Committee shall pre-approve the engagement. Audit Committee pre-approval of audit and non-audit services will not be required if the engagement for the services is entered into pursuant to pre-approval policies and procedures established by the Audit Committee regarding our engagement of the Independent Registered Public Accounting Firm, provided the policies and procedures are detailed as to the particular service, the Audit Committee is informed of each service provided and such policies and procedures do not include delegation of the Audit Committees responsibilities under the Exchange Act to our management.

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

The list of the consolidated financial statements and report of the independent registered public accounting firm set forth on the Index to Financial Statements on F-1 this Amendment No. 1 to Form 10-K and are required by this Item are included in Part II, Item 8.

2.	Financial Statement Schedules.

No financial statement schedules are applicable to this filing.

B.	Exhibits.

The list of Exhibits required by Item 601 of Regulation S-K is provided in the Exhibit Index on pages 50 to 53 of this Amendment No. 1 to Form 10-K, which is incorporated herein by reference.

C.	Exhibit Index.

		Incorporated by Reference
Exhibit No.	Description	Form	SEC File Number	Exhibit	Filing Date

3.1	Articles of Incorporation of MusclePharm Corporation (successor to Tone in Twenty).	SB-2	333-147111	3.1	November 2, 2007

3.2	Bylaws	SB-2	333-147111	3.2	November 2, 2007

3.3	Amendment to the Articles of Incorporation.	SB-2	333-147111	3.3	November 2, 2007

3.4	Amendment to the Articles of Incorporation.	8-K	000-53166	3.3	February 24, 2010

3.5	Amendment to the Articles of Incorporation.	10-Q	000-53166	3.1	May 23, 2011

3.6	Amendment to the Articles of Incorporation.	8-K	000-53166	3.1	November 23, 2011

3.7	Amendment to the Articles of Incorporation.	8-K	000-53166	3.1	January 27, 2012

3.8	Amendment to the Articles of Incorporation.	8-K	000-53166	3.1	March 30, 2012

3.9	Certificate of Change.	8-K	000-53166	3.1	November 28, 2012

		Incorporated by Reference
Exhibit No.	Description	Form	SEC File Number	Exhibit	Filing Date
3.10	Certificate of Amendment to Articles of Incorporation.	8-K	000-53166	3.2	November 28, 2012

3.11	Certificate of Correction.	S-1/A	333-184625	3.15	December 26, 2012

3.12	Second Amended and Restated Bylaws.	8-K	000-53166	3.1	September 27, 2016

4.1	Specimen of certificate for MusclePharm Corporation Common Stock.	S-1/A	333-184625	4.4	December 28, 2012

4.2	Warrant, dated November 7, 2016 by and between MusclePharm Corporation and INI Buyer, Inc.	10-Q	000-53166	4.1	November 9, 2016

4.3	2015 Incentive Compensation Plan.	S-8	333-212576	4.14	July 18, 2016

4.4	Description of Registrant’s Securities	10-K	000-53166	4.4	August 25, 2020

10.1	Purchasing Agreement with General Nutrition Corporation dated December 16, 2009.	8-K	000-53166	10.2	February 24, 2010

10.2	Form of Registration Rights Agreement, dated July 13, 2012, between MusclePharm Corporation and TCA Global Credit Master Fund LP.	8-K	000-53166	10.1	July 20, 2012

10.3	Form of Indemnification Agreement.	8-K	000-53166	10.1	August 27, 2012

10.5	Confidentiality and Non-Disclosure Agreement, dated June 23, 2015, between MusclePharm Corporation and Consac, LLC, an affiliate of Ryan Drexler.	10-Q	000-53166	10.6	August 10, 2015

10.6	Executive Employment Agreement, dated February 11, 2016, between MusclePharm Corporation and Ryan Drexler.	8-K	000-53166	10.1	February 16, 2016

10.7	Agreement for Purchase and Sale of Stock dated April 21, 2016, between MusclePharm Corporation and BioZone Laboratories, Inc., BioZone Holdings, Inc. and Flavor Producers, Inc.	8-K	000-53166	10.1	April 27, 2016

10.8	Convertible Secured Promissory Note, dated November 8, 2016, by and between MusclePharm Corporation and Ryan Drexler.	8-K	000-53166	10.1	November 9, 2016

10.9	Sixth Amended and Restated Security Agreement, dated November 29, 2020, by and between MusclePharm Corporation and Ryan Drexler.	8-K	000-53166	10.2	December 3, 2020

10.10	Settlement Agreement, dated November 7, by and among MusclePharm Corporation and F.H.G. Corporation d/b/a Capstone Nutrition, INI Parent, Inc., INI Buyer, Inc. and Medley Capital Corporation.	10-Q	000-53166	10.3	November 9, 2016

		Incorporated by Reference
Exhibit No.	Description	Form	SEC File Number	Exhibit	Filing Date
10.11	Convertible Secured Promissory Note, dated December 7, 2015, by and between MusclePharm Corporation and Ryan Drexler.	10-K	000-53166	10.14	March 15, 2017

10.12	First Amendment to Convertible Secured Promissory Note, dated December 7, 2015, by and between MusclePharm Corporation and Ryan Drexler.	10-K	000-53166	10.15	March 15, 2017

10.13	Amended and Restated Executive Employment Agreement, between MusclePharm Corporation and Ryan Drexler	8-K	000-53166	99.1	March 1, 2018

10.14*	Small Business Administration Loan Agreement between MusclePharm Corporation and Harvest Small Business Finance, LLC

10.15	Amended and Restated Convertible Secured Promissory Note, dated August 21, 2020 by and between MusclePharm Corporation and Ryan Drexler	8-K	000-53166	10.1	August 27, 2020

10.16	Fourth Amended and Restated Security Agreement, dated August 21, 2020, between MusclePharm Corporation and Ryan Drexler	8-K	000-53166	10.2	August 27, 2020

10.17	Settlement Agreement, dated September 25, by and between MusclePharm Corporation and NBF Holdings Canada Inc. (Nutrablend)	10-Q	000-53166	10.3	November 24, 2020

10.18	Secured Revolving Promissory Note, dated October 15, 2020 by and between MusclePharm Corporation and Ryan Drexler	8-K	000-53166	10.1	October 21, 2020

10.19	Fifth Amended and Restated Security Agreement, dated October 15, 2020 by and between MusclePharm Corporation and Ryan Drexler	8-K	000-53166	10.2	October 21, 2020

10.20	Convertible Secured Promissory Note, dated December 16, 2020 by and between MusclePharm Corporation and Ryan Drexler	8-K	000-53166	10.1	December 3, 2020

10.21	Sixth Amended and Restated Security Agreement, dated November 29, 2020 by and between MusclePharm Corporation and Ryan Drexler	8-K	000-53166	10.2	December 3, 2020

10.22	Settlement Agreement, dated November 7, 2020 by and between MusclePharm Corporation and Excelsior Nutrition, Inc. (4Excelsior)	10-Q	000-53166	10.1	August 16, 2021

10.23	Letter Agreement, dated April 1, 2021 by and between MusclePharm Corporation and Sabina Rizvi	10-Q	000-53166	10.1	May 24, 2021

10.24	Letter Agreement, dated May 12, 2021 by and between MusclePharm Corporation and Joseph Cannata	10-Q	000-53166	10.1	August 16, 2021

		Incorporated by Reference
Exhibit No.	Description	Form	SEC File Number	Exhibit	Filing Date
10.25	Amendment to Settlement Agreement, dated September 23, 2021 by and between MusclePharm Corporation and NBF Holdings Canada Inc. (Nutrablend)	10-Q	000-53166	10.1	November 17, 2021

10.26	Form of Warrant issued in the October 2021 Financing	8-K	000-53166	4.1	October 19, 2021

10.27	Form of Senior Note issued in the October 2021 Financing	8-K	000-53166	4.2	October 19, 2021

10.28	Securities Purchase Agreement, dated October 13, 2021 by and between MusclePharm Corporation and the parties thereto	8-K	000-53166	10.1	October 19, 2021

10.29	Pledge and Security Agreement, dated October 13, 2021 by and between MusclePharm Corporation and the parties thereto	8-K	000-53166	10.2	October 19, 2021

10.30	Letter Agreement Dated October 28, 2021 by and between MusclePharm Corporation and Jason May	8-K	000-53166	10.2	November 2, 2021

14.1	Code of Ethics.	8-K	000-53166	14	April 23, 2012

14.2	Corporate Governance Guidelines, adopted March 8, 2015.	10-Q	000-53166	99.1	May 11, 2015

21.1**	Subsidiaries of the Registrant.

23.1**	Consent of Moss Adams LLP

23.2**	Consent of Singer-Lewak LLP

31.1**	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance Document

101.SCH**	Inline XBRL Taxonomy Extension Schema Document

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File – the cover page of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 is formatted in Inline XBRL

*	Indicates management contract or compensatory plan or arrangement.
**	Filed herewith

ITEM 16. FORM 10-K SUMMARY

Not applicable.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MUSCLEPHARM CORPORATION (the “Registrant”)

Dated: May 4, 2022	By:	/s/ Ryan Drexler
Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ryan Drexler	Chief Executive Officer and Chairman of the Board of Directors	May 4, 2022
Ryan Drexler	(Principal Executive Officer)

/s/ Sabina Rizvi	President and Chief Financial Officer
Sabina Rizvi	(Principal Financial Officer)	May 4, 2022

/s/ Paul Karr	Director	May 4, 2022
Paul Karr

/s/ Michael Heller	Director	May 4, 2022
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
Los Angeles, California

March 29, 2021

MusclePharm Corporation

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,	December 31,
	2021	2020
ASSETS
Current assets:
Cash	$1,223	$2,003
Accounts receivable, net	6,388	7,488
Inventory	1,830	1,032
Prepaid expenses and other current assets	1,526	1,341
Total current assets	10,967	11,864
Property and equipment, net	5	13
Intangible assets, net	35	356
Operating lease right-of-use assets	203	474
Other assets	—	295
Total Assets	$11,210	$13,002
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,980	$14,719
Accrued and other liabilities	5,942	6,194
Obligation under secured borrowing arrangement	6,446	7,098
Line of credit	—	743
Operating lease liability	342	381
Senior notes payable	5,035	—
Convertible notes with a related party	5,330	2,872
Total Current Liabilities	41,075	32,007
Operating lease liability, long term	—	343
Other long term liabilities	2,326	5,071
Total Liabilities	43,401	37,421
Commitments and contingencies (Note 12)
Stockholders’ deficit:
Preferred stock, zero issued and outstanding	—	—
Common stock, par value of $0.001 per share; 100,000,000 shares authorized, 33,386,200 and 33,980,905 shares issued as of December 31, 2021 and December 31, 2020, respectively; and 33,386,200 and 33,105,284 shares outstanding as of December 31, 2021 and December 31, 2020, respectively	32	32
Additional paid-in capital	183,355	178,261
Treasury Stock at Cost, 875,621 shares	(10,039)	(10,039)
Accumulated deficit	(205,539)	(192,673)
Total Stockholders’ Equity	(32,191)	(24,419)
Total Liabilities and Stockholders’ Equity	$11,210	$13,002

The accompanying notes are an integral part of these Consolidated Financial Statements.

MusclePharm Corporation

Consolidated Statements of Operations

(In thousands, except share and per share data)

	December 31,	December 31,
	2021	2020
Revenue, net	$50,042	$64,440
Cost of revenue	44,671	44,831
Gross profit	5,371	19,609
Operating expenses:
Selling and promotion	4,393	3,888
General and administrative	9,891	12,952
Impairment of operating lease right-of-use assets	-	167
Total operating expenses	14,284	17,007
Income (loss) from operations	(8,913)	2,602
Other (expense) income:
Loss on settlement of obligations	(2)	(95)
Gain on settlement of payables	143	1,687
Interest expense	(5,460)	(1,493)
Other income, net	1,358	465
Income (loss) before provision for income taxes	(12,874)	3,166
Benefit for income taxes	(8)	(19)
Net income (loss)	$(12,866)	$3,185
Net income (loss) per share, basic	$(0.39)	$0.10
Net income (loss) per share, diluted	$(0.39)	$0.07
Weighted average shares used to compute net income (loss) per share, basic	33,363,321	33,009,224
Weighted average shares used to compute net income (loss) per share, diluted	33,363,321	47,765,617

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

MusclePharm Corporation

Consolidated Statements of Cash Flows

(In thousands)

	For the Year Ended
	December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$(12,866)	$3,185
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization of property and equipment	10	145
Amortization of intangible assets	321	320
Bad debt expense	475	172
Gain on disposal of property and equipment	—	(160)
Gain on settlement of payables	(143)	(1,687)
Provision for inventory write down	(96)	—
Stock-based compensation	653	144
Stock issued to nonemployees	—	204
Impairment of operating lease right-of-use assets	—	167
Amortization of debt issue cost	368	—
OID Interest	498	—
Amortization of debt discount	1,928	—
Gain on extinguishment of Paycheck Protection Program Loan	(965)	—
Changes in operating assets and liabilities:
Accounts receivable, net	625	(2,852)
Inventory	(702)	3,687
Prepaid expenses and other current assets	480	(39)
Right of use asset and other assets	—	549
Accounts payable	3,261	—
Other long-term liabilities	(1,780)	—
Accrued and other liabilities	(109)	(4,703)
Net cash provided by/(used in) operating activities	(8,042)	(868)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(2)	(4)
Proceeds from disposal of property and equipment	—	222
Net cash provided by/(used in) investing activities	(2)	218
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit	—	1,243
Payments on lines of credit	—	(3,465)
Proceeds from secured borrowing arrangement, net of reserves	49,060	46,377
Payments to secured borrowing arrangement, net of fees	(49,713)	(43,722)
Proceeds from convertible shareholder’s loan	2,458	—
Proceeds from issuance of Paycheck Protection Program Loan	—	965
Proceeds from senior notes payable and warrants	7,050	—
Debt issuance costs	(848)	—
Repayment of notes payable	(743)	(277)
Net cash provided by/(used in) financing activities	7,264	1,121
Net increase/(decrease) in cash and cash equivalents	(780)	471
Cash and cash equivalents, beginning of period	2,003	1,532
Cash and cash equivalents, end of period	$1,223	$2,003

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$3,126	$1,437
Cash paid for taxes	40	39

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

Note 3. Inventory

The components of inventory as of December 31, 2021 and 2020 were as follows (in thousands):

	As of December 31,
	2021	2020
Raw Materials	$694	$437
Finished Goods	1,144	700
Inventory	1,838	1,137
Less: inventory write downs	(8)	(105)
Inventory	$1,830	$1,032

Note 4. Property and Equipment

Property and equipment consisted of the following as of December 31, 2021 and 2020 (in thousands):

	As of December 31,
	2021	2020
Furniture, fixtures and Equipment	$72	$167
Vehicles	—	39
Property and equipment, gross	72	206
Less: accumulated depreciation	(67)	(193)
Property and equipment, net	$5	$13

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

The weighted average discount rate was as follows:

	2021	2020
Operating leases	18%	18%
Finance leases	0%	5%

The maturities of lease liabilities with leases in effect as of December 31, 2021 were as follows (in thousands):

Operating Lease
2022	$342
Thereafter	-
Total future undiscounted lease payments	368
Less amounts representing interest	26
Present value of lease liabilities	$342

Note 8. Interest Expense

For the years ended December 31, 2021 and 2020, interest expense consisted of the following:

	For the Years Ended December 31,
	2021	2020
Interest expense, related party	$(541)	$(329)
Interest expense, other	(1,042)	202
Interest expense, secured borrowing arrangement	(1,083)	(1,366)
Amortization of Debt Issue Cost associated with related warrants	(2,296)	-
Amortization of Debt Issue Cost - OID	(498)	-
Total interest expense	$(5,460)	$(1,493)

Note 9. Other Income, Net

For the years ended December 31, 2021 and 2020, “Other income, net” consisted of the following:

	For the Years Ended December 31,
	2021	2020
Other income - loan forgiveness	$965	$-
Foreign currency transaction loss	(28)	(8)
Other	564	473
Total other income, net	$1,501	$465

Note 10 . Debt

As of December 31, 2021 and 2020, the Company’s debt consisted of the following (in thousands):

	As of December 31,
	2021	2020
Senior notes payable	$5,035	$—
Refinanced convertible note, related party	5,330	2,872
Revolving line of credit, related party	—	743
Obligations under secured borrowing arrangement	6,446	7,098
Notes Payable	210	167
Paycheck Protection Program Loan	—	965
Total Debt	$17,021	$11,845
Less: current portion	(17,021)	(10,881)
Long term debt	$-	$964

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

For the years ended December 31, 2021 and 2020, the Company assigned Prestige accounts with an aggregate face amount of approximately $49.7 million and $58.0 million, respectively, for which Prestige paid to the Company approximately $49.1 million and $46.4 million, respectively, in cash. During the years ended December 31, 2021 and 2020, $49.7 million and $43.7 million, respectively, was repaid to Prestige, including fees and interest. As of December 31, 2021 and 2020, we had outstanding borrowings of approximately $6.4 and $7.1 million, respectively.

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

The effects of temporary differences that gave rise to significant portions of deferred tax assets as of December 31, 2021 and 2020, are as follows (in thousands):

	As of December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	12,988	10,656
Stock compensation	$433	$290
Other	2,891	2,606
Gross deferred tax assets	$16,312	$13,552
Valuation allowance	(16,312)	(13,552)
Net deferred tax assets	$-	$-

The income tax benefit for the years ended December 31, 2021 and 2020 included the following (in thousands):

	For the Years Ended December 31,
	2021	2020
Current income tax benefit:
Federal	$-	$-
State	(8)	(19)
Foreign	—	10
	(8)	(9)
Deferred income tax benefit:
Federal	—	—
State	—	—
Foreign	—	—
	—	—
Benefit for income taxes, net	$(8)	$(9)

The income tax benefit differs from those computed using the statutory federal tax rate of 21% due to the following (in thousands):

	For the Years Ended December 31,
	2021	2020
Expected provision at statutory federal rate	$2,700	$665
State tax -- net of federal benefit	(6)	18
Foreign income/losses taxed at different rates	—	9
Other	200	(38)
Change in valuation allowance	(2,902)	(663)
Income tax benefit	$(8)	$(9)

A reconciliation of the beginning and ending amount of unrecognized tax benefits (“UTB’s”) is as follows (in thousands):

	For the Years Ended December 31,
	2021	2020
Gross UTB’s, beginning balance	$—	$128
Reductions for tax positions taken in a prior year	—	(128)
Gross UTB’s, ending balance	—	—

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

