Form 10-Q
period 2022-03-31
MusclePharm Corp
filed 2022-05-16
CIK 1415684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _____

Commission file number: 000-53166

MusclePharm Corporation

(Exact name of registrant as specified in its charter)

Nevada	77-0664193
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6728 W. Sunset Rd. Ste. 130 Las Vegas, NV	89118
(Address of principal executive offices)	(Zip Code)

(800) 859-3010

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the issuer’s common stock, $0.001 par value per share, outstanding at May 10, 2022 was 34,348,891.

MusclePharm Corporation

Form 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements in this Quarterly Report on Form 10-Q about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “believe,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan” and “would.” For example, statements concerning financial condition, possible or assumed future results of operations, growth opportunities, industry ranking, plans and objectives of management, markets for our common stock and future management and organizational structure are all forward-looking statements. Forward-looking statements are not guarantees of performance. They involve known and unknown risks, uncertainties and assumptions that may cause actual results, levels of activity, performance or achievements to differ materially from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statement.

Any forward-looking statements are qualified in their entirety by reference to the risk factors discussed throughout this Quarterly Report on Form 10-Q. Some of the risks, uncertainties and assumptions that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include, but are not limited to:

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

All of our forward-looking statements are as of the date of this Quarterly Report on Form 10-Q only. In each case, actual results may differ materially from such forward-looking information. We can give no assurance that such expectations or forward-looking statements will prove to be correct. An occurrence of, or any material adverse change in, one or more of the risk factors or risks and uncertainties referred to in this Quarterly Report on Form 10-Q or included in our other public disclosures or our other periodic reports or other documents or filings filed with or furnished to the U.S. Securities and Exchange Commission (the “SEC”) could materially and adversely affect our business, prospects, financial condition and results of operations. Except as required by law, we do not undertake or plan to update or revise any such forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections or other circumstances affecting such forward-looking statements occurring after the date of this Quarterly Report on Form 10-Q, even if such results, changes or circumstances make it clear that any forward-looking information will not be realized. Any public statements or disclosures by us following this Quarterly Report on Form 10-Q that modify or impact any of the forward-looking statements contained in this Quarterly Report on Form 10-Q will be deemed to modify or supersede such statements in this Quarterly Report on Form 10-Q.

This Quarterly Report on Form 10-Q may include market data and certain industry data and forecasts, which we may obtain from internal company surveys, market research, consultant surveys, publicly available information, reports of governmental agencies and industry publications, articles and surveys. Industry surveys, publications, consultant surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable, but the accuracy and completeness of such information is not guaranteed. While we believe that such studies and publications are reliable, we have not independently verified market and industry data from third-party sources.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MusclePharm Corporation

Consolidated Balance Sheets

(In thousands, except share and per share data)

	(Unaudited)
	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash	$534	$1,223
Accounts receivable, net of allowances of $536 and $639 at March 31, 2022 and December 31, 2021, respectively	9,277	6,388
Inventory	975	1,830
Prepaid expenses and other current assets	1,052	1,046
Total current assets	11,838	10,487
Property and equipment, net	4	5
Intangible assets, net	—	35
Operating lease right-of-use assets	135	203
Total Assets	$11,977	$10,730
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$18,877	$17,980
Accrued and other liabilities	6,654	5,942
Obligation under secured borrowing arrangement	6,592	6,446
Operating lease liability	233	342
Senior notes payable	7,738	4,555
Convertible notes with a related party	5,330	5,330
Revolving line of credit, related party	2,747	—
Total Current Liabilities	48,171	40,595
Other long term liabilities	1,861	2,326
Total Liabilities	50,032	42,921
Commitments and contingencies (Note 8)
Stockholders’ deficit:
Common stock, par value of $0.001 per share; 100,000,000 shares authorized, 33,386,200 and 33,386,200 shares issued as of March 31, 2022 and December 31, 2021, respectively; and 33,386,200 and 33,386,200 shares outstanding as of March 31, 2022 and December 31, 2021, respectively	32	32
Additional paid-in capital	183,792	183,355
Treasury Stock at Cost, 875,621 shares	(10,039)	(10,039)
Accumulated deficit	(211,840)	(205,539)
Total Stockholders’ Deficit	(38,055)	(32,191)
Total Liabilities and Stockholders’ Deficit	$11,977	$10,730

The accompanying notes are an integral part of these Consolidated Financial Statements.

MusclePharm Corporation

Consolidated Statements of Operations

(In thousands, except share and per share data)

	Three Months Ended
	March 31,
	2022	2021
Revenue, net	$13,101	$13,121
Cost of revenue	11,592	9,432
Gross profit	1,509	3,689
Operating expenses:
Selling and promotion	1,160	1,149
General and administrative	2,829	2,268
Total operating expenses	3,989	3,417
Income (loss) from operations	(2,480)	272
Other (expense) income:
Gain on settlements	12	200
Interest expense	(3,821)	(510)
Other (expense) income, net	(12)	132
Income (loss) before provision for income taxes	(6,301)	94
Net income (loss)	$(6,301)	$94
Net income (loss) per share, basic	$(0.19)	$0.00
Net income (loss) per share, diluted	$(0.19)	$0.00
Weighted average shares used to compute net income (loss) per share, basic	33,386,200	33,119,549
Weighted average shares used to compute net income (loss) per share, diluted	33,386,200	45,492,620

The accompanying notes are an integral part of these Consolidated Financial Statements.

MusclePharm Corporation

Consolidated Statements of Changes in Stockholders’ Deficit

(In thousands, except share and per share data)

	Common Stock		Treasury Stock		Additional Paid-In	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Loss	Total
Balance at December 31, 2020	33,105,284	32	875,621	(10,039)	178,261	(192,673)	(24,419)
Net income						94	94
Stock-based compensation for issuance and amortization of restricted stock awards to employees, executives, and directors	280,916	-	-	-	-	-	-
Balance at March 31, 2021	33,386,200	32	875,621	(10,039)	178,261	(192,579)	(24,325)

	Common Stock		Treasury Stock		Additional Paid-In	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Loss	Total
Balance at December 31, 2021	33,386,200	32	875,621	(10,039)	183,355	(205,539)	(32,191)
Net loss						(6,301)	(6,301)
Stock-based compensation	-	-	-	-	437	-	437
Balance at March 31, 2022	33,386,200	32	875,621	(10,039)	183,792	(211,840)	(38,055)

The accompanying notes are an integral part of these Consolidated Financial Statements.

MusclePharm Corporation

Consolidated Statements of Cash Flows

(In thousands)

	For the Three Months Ended
	March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$(6,301)	$94
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization of property and equipment	1	4
Amortization of intangible assets	35	80
Bad debt expense	(355)	(11)
Provision for inventory write down	—	86
Stock-based compensation	437	—
Amortization of debt issue cost	419	—
OID Interest	568	—
Amortization of debt discount	2,196	—
Changes in operating assets and liabilities:
Accounts receivable, net	(2,534)	1,278
Inventory	855	(406)
Prepaid expenses and other current assets	(6)	527
Operating lease assets and liabilities	(41)	87
Accounts payable	897	(1,641)
Other long-term liabilities	(465)	—
Accrued and other liabilities	712	—
Net cash provided by/(used in) operating activities	(3,582)	98
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	—	(4)
Net cash provided by/(used in) investing activities	—	(4)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit	—	1,061
Payments on lines of credit	—	(100)
Proceeds from secured borrowing arrangement, net of reserves	6,293	11,423
Payments to secured borrowing arrangement, net of fees	(6,147)	(13,781)
Proceeds from revolving line of credit, related party	7,366	—
Payments on revolving line of credit, related party	(4,619)	—
Repayment of notes payable	—	(108)
Net cash provided by/(used in) financing activities	2,893	(1,505)
Net increase/(decrease) in cash and cash equivalents	(689)	(1,411)
Cash and cash equivalents, beginning of period	1,223	2,003
Cash and cash equivalents, end of period	$534	$592

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$3,467	$101

The accompanying notes are an integral part of these Consolidated Financial Statements.

MusclePharm Corporation

Notes to the Consolidated Financial Statements

(dollars in thousands, unless otherwise indicated)

Note 1. Description of Business

Description of Business

MusclePharm Corporation, together with its subsidiaries (the “Company” or “MusclePharm”) is a scientifically-driven, performance lifestyle company that develops, markets and distributes branded sports nutrition products and nutritional supplements that are manufactured by the Company’s contract manufacturers. The Company’s portfolio of recognized brands, including MusclePharm, FitMiss and MP Combat Energy is marketed and sold globally. As of March 31, 2022, the Company had the following wholly-owned subsidiary which did not have any operations or assets as of and for the three months ended March 31, 2022: MusclePharm Canada Enterprises Corp.

In 2021, the Company announced its entrance into the functional energy space in collaboration with former Rockstar Energy executives. The Company launched three flavors of MP Combat Energy in September 2021 for domestic distribution and three additional flavors for international distribution. The Company believes the launch of its new energy products, reductions in operating costs and continued focus on gross profit and revenue growth will allow it to ultimately achieve sustained profitability. However, the Company can give no assurances that this will occur, especially with the cost to launch new energy products along with the recent increase in the cost of protein, which may have a material impact on the Company’s profitability. Additionally, the Company’s profitability may be materially impacted by the ability of the Company’s contract manufacturers to meet customers’ demands. Although, the Company believes entering the functional energy space will help to increase sales and gross margin, and reduce exposure to commodity prices, the Company can give no assurances that this will occur. To manage cash flow, the Company has entered into multiple financing arrangements. The entry into the Energy Drink business has created a second segment, which is presented in detail in Note 12.

Information About Our Segments

We are engaged in global sales of products that fall into two operating segments: Protein Products and Energy Drinks. Information regarding our operating segments and geographic and product information is contained in Note 12 to these consolidated financial statements.

Going Concern

The Company has historically incurred significant losses and experienced negative cash flows since inception. As of March 31, 2022, the Company had cash of $0.5 million, a working capital deficit of $36.3 million, a stockholders’ deficit of $38.1 million and an accumulated deficit of $211.8 million resulting from recurring losses from operations. As a result of a history of losses and financial condition, there is substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon it generating profits in the future and/or obtaining the necessary financing to meet its obligations and repay liabilities arising from normal business operations when they come due. The Company is evaluating different strategies to obtain financing to fund its operations to cover expenses and focus on achieving a level of revenue adequate to support its current cost structure. Financing strategies may include, but are not limited to, issuances of capital stock, debt borrowings, partnerships and/or collaborations.

The Company has been focused on cost containment and improving gross margins by focusing on customers with higher margins, reducing product discounts and promotional activity, along with reducing the number of SKU’s and negotiating improved pricing for raw materials. In addition, the Company has worked to negotiate lower production costs with its contract manufacturers. Although these steps improved gross margins through the first quarter of 2022, with the recent further increases in commodity prices, primarily protein, the Company’s gross margins have been impacted and will continue to be impacted unless commodity prices return the same levels that were seen in 2021. The Company expects overall margins to improve as we ramp up energy sales with stronger gross margins in the energy drink segment.

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

The Company’s management believes the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position as of March 31, 2022, results of operations and cash flows for the three months ended March 31, 2022 and 2021. The results of operations for the three ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ended December 31, 2022.

These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K as amended for the year ended December 31, 2021, filed with the SEC on May 4, 2022.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and accompanying notes. Such estimates include, but are not limited to, allowance for doubtful accounts, revenue discounts and allowances, the valuation of inventory, the calculation of the Company’s effective tax rate and deferred tax assets, valuation of stock based compensation, warrants, likelihood and range of possible losses on contingencies and present value of lease liabilities. Actual results could differ from those estimates.

Disaggregation of Revenue

The following shows the disaggregation of revenue by distribution channel for the three months ended March 31, 2022 and 2021 (in thousands).

	For the Three Months Ended March 31,
	2022	% of Total	2021	% of Total
Distribution Channel
Specialty	$3,383	26%	$6,795	52%
International	733	6%	3,847	29%
FDM	8,985	68%	2,479	19%
Total	$13,101	100%	$13,121	100%

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

During the three months ended March 31, 2022, we had three customers who individually accounted for 59%, 13%, and 12% of our net revenue, and two customers that individually accounted for 59% and 17% of accounts receivable. During the three months ended March 31, 2021, we had three customers who individually accounted for 28%, 17% and 14% of our net revenue, and two customers that individually accounted for 32% and 21% of accounts receivable.

The Company uses a limited number of non-affiliated suppliers for contract manufacturing its products. The Company has quality control and manufacturing agreements in place with its primary manufacturers to ensure consistency in production and quality. The agreements ensure products are manufactured to the Company’s specifications and the contract manufacturers will bear the costs of recalled products due to defective manufacturing. During the three months ended March 31, 2022, the Company had four vendors who individually accounted for 17%, 12%, 12%, and 11% of net purchases, respectively. During the three months ended March 31, 2021, the Company had three vendors who individually accounted for 32%, 21% and 21% of net purchases.

The Company has a geographic concentration in the United States, with 94% and 71% of revenue from domestic customers during the three months ended March 31, 2022 and 2021, respectively. International customers, primarily in Canada and Asia, comprised 6% and 29% for the three months ended March 31, 2022 and 2021, respectively.

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

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40). The ASU addresses issuer’s accounting for certain modifications or exchanges of freestanding equity-classified written call options. This amendment is effective for all entities, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. There has not been a significant impact from the adoption of this ASU on the consolidated financial statements.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period financial statement presentation, including classification of certain operating expenses.

Note 3. Inventory

Inventory consists of finished goods and raw materials used to manufacture the Company’s products by one of our contract manufacturers for the three months ended March 31, 2022 and 2021. The Company records charges for obsolete and slow-moving inventory based on the age of the product as determined by the expiration date or otherwise determined to be obsolete. Products within one year of their expiration dates are considered for write-off purposes. Inventory write-downs, once established, are not reversed as they establish a new cost basis for the inventory. Historically, the Company has had minimal returns with established customers. The Company accounts for its inventory on a First-in First-out basis.

The components of inventory as of March 31, 2022 and December 31, 2021 were as follows (in thousands):

	March 31, 2022	December 31, 2021
Raw Materials	$746	$694
Finished Goods	229	1,144
Inventory	975	1,838
Less: inventory writedown	—	(8)
Inventory	$975	$1,830

Note 4. Accrued and Other Liabilities

As of March 31, 2022 and December 31, 2021, the Company’s accrued and other liabilities consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Accrued professional fees	$342	$236
Accrued interest	1,151	797
Accrued payroll and bonus	702	695
Settlements — short term (Nutrablend and 4Excelsior)	2,102	2,104
Accrued expenses — ThermoLife	1,364	1,364
Accrued and other short-term liabilities	993	746
Total accrued and other liabilities	$6,654	$5,942

Note 5. Interest Expense

For the three months ended March 31, 2022 and March 31, 2021, interest expense consisted of the following:

	For the Three Months Ended March 31,
	2022	2021
Interest expense, related party	$(313)	$(120)
Interest expense, other	(254)	(227)
Interest expense, secured borrowing arrangement	(71)	(163)
Amortization of debt issue cost associated with related warrants	(2,615)	-
Amortization of debt issue cost - OID	(568)	-
Total interest expense	$(3,821)	$(510)

Note 6. Other Long -Term Liabilities

As of March 31, 2022 and December 31, 2021 the Company’s other long-term liabilities consisted of the following (in thousands):

	As of March 31, 2022	As of December 31, 2021
Settlements — long term (Nutrablend and 4Excelsior)	$1,861	$2,326
Total other long term liabilities	$1,861	$2,326

Note 7. Debt

As of March 31, 2022 and December 31, 2021, the Company’s debt consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Senior notes payable	$7,798	$5,034
Debt issue costs, net	(60)	(479)
Refinanced convertible note, related party	5,330	5,330
Revolving line of credit, related party	2,747	-
Obligations under secured borrowing arrangement	6,592	6,446
Total current debt	$22,407	$16,331

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

The maturity date of the Senior Notes was extended to May 28, 2022, on April 12, 2022. The maturity date of the Senior Notes also may be extended under other circumstances specified therein. Subsequent to the extension, interest accrued from April 13, 2022 at 18% per annum until the Senior Notes are paid in full. The Company is undertaking various initiatives to improve gross margins to become cash flow positive prior to the maturity of the Senior Notes. These initiatives include improving cost of goods sold on certain raw materials. There can be no assurance the Company will be able to successfully implement such initiatives on a timely basis or at all or that it otherwise will meet the conditions required to extend the Senior Notes. If the Company is unable to extend the Senior Notes or elects not to do so, the Company will be required to repay the Senior Notes through equity issuances, additional borrowings, cash flows from operations and/or other sources of liquidity.

The Warrants are exercisable for five (5) years to purchase 18,463,511 shares of the Company’s common stock, par value $0.001 per share, at an exercise price of $0.78, subject to adjustment under certain circumstances described in the Warrants. The Warrants have a face value of $4.4 million which is recorded in Additional Paid-In Capital.

In conjunction with the private placement of Senior Notes and Warrants, each of the directors and officers of the Company entered into lock-up agreements, which prohibited sales of the Common Stock until after April 11, 2022, subject to certain exceptions.

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

November 2020 Convertible Note, Related Party

On November 29, 2020, the Company entered into a refinancing agreement with Mr. Ryan Drexler, (the “November 2020 Refinancing”), in which the Company issued to Mr. Drexler a convertible secured promissory note (the November 2020 “Convertible Note”) in the original principal amount of $2.9 million, which amended and restated a convertible secured promissory note dated as of August 21, 2020. The $2.9 million November 2020 Convertible Note bears interest at the rate of 12% per annum. Unless earlier converted or repaid, all outstanding principal and any accrued but unpaid interest under the November 2020 Convertible Note shall be due and payable on July 1, 2021, however the Company and Mr. Drexler agreed to an extension on August 13, 2021 until July 14, 2022. Any interest not paid when due shall be capitalized and added to the principal amount of the November 2020 Convertible Note and bear interest on the applicable interest payment date along with all other unpaid principal, capitalized interest, and other capitalized obligations.

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

For the three months ended March 31, 2022 and 2021, interest expense related to the related party convertible secured promissory note was $0.085 million and $0.085 million, respectively. During the three months ended March 31, 2022, no interest was paid in cash to Mr. Drexler; during the three months ended March 31, 2021 $0.085 million of interest was paid in cash to Mr. Drexler.

August 2021 Convertible Note, Related Party

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

For the three months ended March 31, 2022, interest expense related to the related party convertible secured promissory note was $0.122 million and there was no interest expense related to this note for the three months ended March 31, 2021. During the three months ended March 31, 2022 and 2021 no interest was paid in cash to Mr. Drexler.

Revolving Line of Credit, Related Party

On March 8, 2022, the Company entered into an Unsecured Revolving Promissory Note (the “Note”) with the Mr. Ryan Drexler. Under the terms of the Note, proceeds may be used solely to finance the production of orders from its largest customer or any of its affiliates or subsidiaries. The Note does not contain a cap on borrowings thereunder. However, further advances under the Note are at the discretion of the Lender. Outstanding balances under the Note accrue interest at the rate of 18% per annum. Prior to maturity, the Company generally may pay down principal balances and re-borrow under the Note, subject to the discretion of the Lender to advance funds under the Note. The Note contains customary events of default and acceleration provisions.

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

The related party revolving line of credit balance as of March 31, 2022 was $2.7 million and was zero on at March 31, 2021.

For the three months ended March 31, 2022 and 2021 total related party debt was $8.1 million and $4.6 million, respectively.

For the three months ended March 31, 2022, interest expense related to the revolving line of credit, related party was $0.106 million.

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

On October 12, 2021, the June 14, 2021 and July 26, 2021 the total Prestige advance $2.0 million was extended to the date of the termination of the senior secured note offering, which is in April 2022, and was extended to May 28 2022.

For the three months ended March 31, 2022 and 2021, the Company assigned Prestige accounts with an aggregate face amount of approximately $6.3 million and $11.4 million, respectively. For the three months ended March 31, 2022 and 2021, the Company made payments to Prestige in the amounts of $6.1 million and $13.8 million, respectively, in cash. As of March 31, 2022 and December 31, 2021, we had outstanding borrowings of approximately $6.6 million and $6.4 million, respectively.

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

On October 25, 2021, the Company received a letter from HSBF indicating the Company’s SBA PPP loan has been forgiven in full by HSBF and was recorded as a $964,910 gain on forgiveness of debt located in other income-loan forgiveness.

Note 8. Commitments and Contingencies

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

Bar Bakers, LLC v. CFC/Flavor Producers, LLC. Vs MusclePharm

On March 18, 2022, the Company retained Barnes & Thornburg to represent it in connection with a Cross-Complaint filed in the Superior Court of California, County of Orange, Case No. 30-2019-01073098-CU-BC-CJC in the matter Bar Bakers LLC v. Creative Flavor Concepts, Inc. et al.. According to the pleadings, the matter arises from an agreement between the plaintiffs and defendants in which the plaintiff agreed to manufacturer energy bars and sell them to the defendants. The defendants then sold the energy bars to various retailers, including the Company. On May 29, 2019, the plaintiff sued the defendants alleging that the defendants were responsible for unpaid invoices – nine for bars manufactured and delivered to the Company and one invoice for raw materials. According to the pleadings, the unpaid invoices total $885,163.72. The invoice for the raw materials is allegedly $4,658,593.02. On January 31, 2022, one of the defendants, Flavor Producers LLC, filed and served a cross claim against the Company alleging that it was partially responsible for any damages that may befall on it. Specifically, Flavor Producers is asking the Court to award it $389,989.60 in compensatory damages. On March 25, 2022, the Company filed an answer to that cross claim denying the factual allegations and Flavor Producers’ assertion that it is entitled to any damages, including but not limited to, compensatory damages.

ThermoLife International

In January 2016, ThermoLife International LLC (“ThermoLife”), a supplier of nitrates to the Company, filed a complaint against the Company in Arizona state court. ThermoLife alleged that the Company failed to meet minimum purchase requirements contained in the parties’ supply agreement. The court held a bench trial on the issue of damages in October 2019, and on December 4, 2019, the court entered judgment in favor of ThermoLife and against the Company in the amount of $1.6 million, comprised of $0.9 million in damages, interest in the amount of $0.3 million and attorneys’ fees and costs in the amount of $0.4 million. The Company recorded $1.6 million in accrued expenses in 2018. The Company has filed an appeal and posted bonds in the total amount of $0.6 million in order to stay execution on the judgment pending appeal. Of the $0.6 million, $0.25 million (including fees) was paid by Mr. Drexler on behalf of the Company. See “Note 7. Debt” for additional information. The balance of $0.35 million was secured by a personal guaranty from Mr. Drexler, the associated fees of $12,500 and $2,500 have been paid by the Company. On April 27, 2021, the appellate court issued a decision largely affirming the trial court judgement, except vacating the judgement’s $0.3 million prejudgment interest award and remanding for a recalculation of prejudgment interest. On May 18, 2021, ThermoLife filed a motion asking the trial court to increase the Company’s appeal bond to the full amount of the judgment, or $1.9 million, which the Court denied on June 2, 2021.

As of March 31, 2022, the total amount accrued, including interest, was $1.9 million. For the three months ended March 31, 2022 and 2021, interest expense recognized on the awarded damages was $0.022 million and $0.022 million, respectfully.

On May 4, 2022, the Arizona Supreme Court denied the Company’s petition for review of the decision of the appellate court and granted ThermoLife’s request for attorney’s fees.

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

During the three months ended March 31, 2022 and 2021, the Company recorded a charge of $0.018 million and $0.018 million, respectively. This charge, representing imputed interest, is included in “Interest expense” in the Company’s consolidated statements of operations.

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

As of March 31, 2022, the Company determined that approximately $0.998 million of the owed amount was due within a year, and this amount was recorded in “Accrued and other liabilities” in the consolidated balance sheets. The present value of the remaining Owed Amount that was due after a year was $0.250 million, and the amount was recorded in “Other long-term liabilities” in the consolidated balance sheets. The Company made payments of $0.303 million and $0.189 million during the three months ended March 31, 2022 and 2021, respectively.

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

The Company determined that approximately $1.1 million of the Settlement Amount was due within a year, and this amount was recorded in “Accrued and other liabilities” in the consolidated balance sheets. The present value of the remaining Settlement Amount that was due after a year was $1.6 million, and the amount was recorded in “Other long-term liabilities” in the consolidated balance sheets. The Company made payments of $0.3 million and $0.2 million during the three months ended March 31, 2022 and 2021, respectively.

The table below summarizes accrued expenses and interest expense incurred in for the three months ended March 31, 2022 and 2021 (in thousands):

Cases	Accrued Amount as of March 31, 2022	Accrued Amount as of December 31, 2021	Interest Expense for Period Ending March 31, 2022	Interest Expense for Period Ending March 31, 2021
Manchester City Football Group	$730	$730	$(18)	$(18)
Nutrablend Matter	1,248	2,318	(55)	(64)
4Excelsior Matter	2,715	3,597	(77)	(98)
ThermoLife International	1,364	1,364	(22)	(22)
Total	$6,057	$8,009	$(172)	$(202)

Note 9. Stock-Based Compensation

The Company’s stock-based compensation for the three months ended March 31, 2022 and 2021 consisted primarily of stock option awards, and there was no activity other than vesting for the three months ended March 31, 2022.

For the three months ended March 31, 2022, the Company recorded approximately $0.4 million of stock-based compensation expense related to stock options. The Company did not record stock-based compensation expense for the three months ended March 31, 2021.

Note 10. Net Income (Loss) per Share

The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share for the years presented (in thousands, except share and per share data):

	For the Three Months Ended March 31,
	2022	2021
Net Income (loss)	$(6,301)	$94
Weighted average common shares used in computing net income (loss) per share, basic	33,386,200	33,119,549
Potentially diluted securities	--	12,373,071
Weighted average common shares used in computing net income (loss) per share, diluted	33,386,200	45,492,620
Net income (loss) per share, basic	$(0.19)	$0.00
Net income (loss) per share, diluted	$(0.19)	$0.00

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

As of March 31, 2022, there were fully vested stock options of 1,651,884 that would have been dilutive had the Company had net income.

The following securities were excluded from the computations of the diluted net income (loss) per share, for the three months ended March 31, 2022 and 2021 as the effect of the securities would be anti-dilutive:

	As of March 31,
	2022	2021
Stock options	5,399,441	171,703
Warrants	18,463,511	-
Convertible notes	16,473,549	12,373,071
Total common stock equivalents	40,336,501	12,544,774

The average exercise price of the stock options and warrants as of March 31, 2022 is $0.77.

Note 11. Income Taxes

The Company’s tax expense for the three months ended March 31, 2022 and 2021 was zero.

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

Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of March 31, 2022.

Note 12. Segment Information and Geographic Data

Historically, the Company’s chief operating decision maker reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. As such, the Company has had a single reporting segment and operating unit structure. During the third quarter of 2021, the Company introduced a functional energy beverages line under the MusclePharm and FitMiss brands, at which time, the CODM commenced reviewing financial information on a disaggregated basis with the functional energy drink business separate from base business of protein products. During 2021, revenues for the functional energy drink segment were not material, but it is anticipated to become a more significant segment of the Company’s business going forward. (All amounts below are in thousands):

	Three Months Ended March 31,
	2022	2021
Revenue, net
Protein products	$12,000	$13,121
Energy drinks	1,101	—
Total revenue, net	$13,101	$13,121

	Three Months Ended March 31, 2022
	Revenue	Cost of Revenue	Gross Profit
Protein products	$12,000	$10,875	$1,125
Energy drinks	1,101	717	384
Total	$13,101	$11,592	$1,509

As the Company’s products are made through contract manufacturers’, there were no capital expenditures related to either segment during the three months ended March 31, 2022 and 2021. Energy segment assets were not material as of March 31, 2022.

All of the Company’s assets are located in the United States.

Geographic Information:

Revenue, classified by the major geographic areas in which our customers are located is as follows:

	Three Months Ended March 31,
	2022	2021
United States	94%	71%
Other Countries	6%	29%
Total revenue	100%	100%

No other country accounted for more than 5% of revenue during the three months ended March 31, 2022 and 2021. Geographically, sales to other countries are diverse – spanning every continent except Antarctica.

	Three Months Ended March 31,
	2022	2021
Revenue, net
Protein products
United States	$11,297	$9,274
International	703	3,847
Total Protein Products	$12,000	$13,121

Energy drinks
United States	1,070	-
International	31	-
Total energy drinks	$1,101	$-
Total revenue, net	$13,101	$13,121

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with and our financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our Annual Report on Form 10-K as amended for the fiscal year ended December 31, 2021 as may be amended, supplemented or superseded from time to time by other reports we file with the SEC. All amounts in this report are in U.S. dollars, unless otherwise noted.

Overview

MusclePharm is a scientifically-driven, performance lifestyle company that develops, manufactures, markets and distributes branded sports nutrition products and nutritional supplements. We offer a broad range of performance powders, capsules, tablets, gels and on-the-go ready to eat snacks that satisfy the needs of enthusiasts and professionals alike. Our portfolio of recognized brands, MusclePharm and FitMiss, is marketed and sold to over 100 countries globally.

Our offerings are clinically developed through a six-stage research process, and all of our manufactured products are rigorously vetted for banned substances by the leading quality assurance program, Informed-Choice. While we initially drove growth in the Specialty retail channel, in recent years we have expanded our focus to drive sales and retailer growth across leading e-commerce, Food Drug & Mass (“FDM”), Specialty and International channels.

	For the Months Ended March 31,
	2022	% of Total	2021	% of Total
Distribution Channel
Specialty	$3,383	26%	$6,795	52%
International	$733	6%	3,847	29%
FDM	$8,985	68%	$2,479	19%
Total	$13,101	100%	$13,121	100%

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

Results of Operations

Comparison of the Three Months Ended March 31, 2022 to the Three Months Ended March 31, 2021:

The following table sets forth certain financial information from our consolidated statements of operations along with a percentage of net revenue and should be read in conjunction with the consolidated financial statements and related notes (in thousands).

	For the Months Ended March 31,
	2022		2021
	Amount	% of Revenue	Amount	% of Revenue
Revenue, net	$13,101	100%	$13,121	100%
Cost of revenue	11,592	88%	9,432	72%
Gross profit	1,509	12%	3,689	28%
Operating expenses:
Selling and promotion	1,160	9%	1,149	9%
General and administration	2,829	22%	2,268	17%
Total operating expenses	3,989	30%	3,417	26%
Income (loss) from operations	(2,480)	-19%	272	2%
Other (expense) income:
Gain on settlements	12	0%	200	2%
Interest expense	(3,821)	-29%	(510)	-4%
Other (expense) income, net	(12)	0%	132	1%
Income (loss) before provision for income taxes	(6,301)	-48%	94	1%
Net income (loss)	$(6,301)	-48%	$94	1%

Revenue, net

We derive our revenue through the sales of our various branded sports nutrition products, nutritional supplements and energy drinks. Revenue is recognized when control of a promised good is transferred to a customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for the good. This usually occurs when finished goods are delivered to the Company’s customers or when finished goods are picked up by a customer’s carrier.

Net revenue reflects the transaction prices for contracts, which includes goods shipped at selling list prices reduced by discounts and sales allowances. We record discounts and sales allowances as a direct reduction of revenue for various discounts provided to our customers, consisting primarily of promotional related credits. Sales discounts are a significant part of our marketing plan to our customers as they help drive increased sales and brand awareness with end users through promotions that we support through our distributors and re-sellers.

For the three months ended March 31, 2022, our net revenues were approximately $13.1 million compared to $13.1 million for the three months ended March 31, 2021, a decline of approximately $20,000 or 0%. Net revenue for the energy segment was up $1 million, primarily driven by volume, while net revenue for the protein products segment was down $1 million. During the three months ended March 31, 2022, the Company had three customers who individually accounted for 59%, 13% and 12% of our net revenue. During the three months ended March 31, 2021, the Company had three customers who individually accounted for 28%, 17% and 14% of our net revenue. During the 1st Quarter of 2022 the Company instituted a price increase with select customers, contributing to 7.4 % of revenue for the three months ended March 31, 2022.

Discounts and sales allowances declined to approximately 11% of gross revenue, or $1.6 million, for the three months ended March 31, 2022, compared to approximately 15% of gross revenue, or $2.4 million, for the three months ended March 31, 2021. Discounts and sales allowances fluctuate based on customer mix and changes in discretionary promotional activity. We continue to monitor our discounts and allowances, reducing where practical to continue to meet our gross margin expectation.

Cost of Revenue and Gross Profit

Cost of revenue for our products is related to the production, manufacturing, and freight-in of the related products purchased from third-party manufacturers. We primarily use contract manufacturers to drop ship products directly to our customers.

We experienced cost increases for raw materials during the three months ended March 31, 2022 primarily due to industry shortages in supply and consistent with market demand. Compared to the prior year, commodity protein costs have increased 90% negatively affecting our gross margin. We are taking steps to manage the increase and shortages by entering into agreements with additional protein brokers to diversify our protein sources, along with working with new vendors to source other component such as tubs, trays and bags.

We have focused on cost containment and improving gross margins by concentrating on customers with higher margins, reducing product discounts and promotional activity, along with reducing the number of SKU’s and negotiating improved pricing for raw materials. With recent increases in commodity prices, our gross margins have eroded and will continue to be impacted.

We are focusing on growing the energy segment which contributed to two points of margin in the three months ended March 31, 2022.

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

For the three months ended March 31, 2022, our selling and promotion expenses were approximately $1.2 million compared to $1.1 million for the three months ended March 31, 2021, an increase of $11,000 or 1%. The increase was primarily related to an increase in freight-out and stock-based compensation related to our Energy business and offset by decreases in Club Demonstrations. Freight out is up $77,000 or 11% and Stock based compensation is up $142,000 or 100%. Club demonstrations were down $222,000 or 75%. All other selling and promotion expenses represent an increase of $14,000.

General and Administrative

Our general and administrative expenses consist primarily of salaries and benefits, professional fees, depreciation and amortization, research and development, information technology equipment and network costs, facilities related expenses, directors’ fees, legal fees, accounting and audit fees, consulting fees, stock-based compensation, investor relations costs, insurance, bad debt and other corporate expenses.

For the three months ended March 31, 2022, our general and administrative expenses were approximately $2.8 million compared $2.3 million for the three months ended March 31, 2021, or an increase of approximately $561,000 or 25%. This was due to an increase in professional fees associated with accounting fees, an increase in salaries and benefits associated with stock-based compensation and an increase in bad debt expense, offset by a reduction in office and IT expenses. Professional fees are up $213,000 or 41%, salaries and benefits are up $176,000 or 17%, and bad debt expense is up $344,000 or 3100% and office/IT expenses are down $96,000 or 39%. All other general and administrative expenses represent a decrease of $76,000.

Gain on Settlements

For the three months ended March 31, 2022 and 2021, gain on settlements was $12,000 and $200,000 respectively.

Interest Expense

For the three months ended March 31, 2022, interest expense was approximately $3.8 million compared to $0.5 million for the three months ended March 31, 2021, or an increase of $3.3 million or 645%.

Interest expense increased primarily due to the $3.2 million amortization of stock warrants associated with the issuance of the Senior Secured debt offering during the year ended December 31, 2021.

Other (Expense) Income, Net

For the three months ended March 31, 2022 and 2021, other expense was $12,000, compared to other income of $132,000 respectively.

Provision for Income Taxes

For the three months ended March 31, 2022 and 2021, tax expense was zero. Our provision for income taxes consists primarily of federal and state income taxes in the U.S. and income taxes in foreign jurisdictions in which we conduct business. Due to uncertainty, as to the realization of benefits from our deferred tax assets, including net operating loss carryforwards, research and development and other tax credits, we have a full valuation allowance reserved against such assets. We expect to maintain this full valuation allowance at least in the near term.

Liquidity and Capital Resources

We have incurred significant losses and experienced negative cash flows since inception. As of March 31, 2022, we had cash of $0.5 million, a decline of $0.7 million from the December 31, 2021 balance of $1.2 million. As of March 31, 2022, we had a working capital deficit of $36.3 million, a stockholders’ deficit of $38.1 million and an accumulated deficit of $211.8 million resulting from recurring losses from operations. As a result of our history of losses and financial condition, there is substantial doubt about our ability to continue as a going concern.

Our ability to continue as a going concern is dependent upon us generating profitable operations in the future and/or obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. We are evaluating different strategies to obtain financing to fund our expenses and achieve a level of revenue adequate to support our current cost structure. Financing strategies may include, but are not limited to, issuances of capital stock, debt borrowings, partnerships and/or collaborations.

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

Cash Flows

A summary of our cash flows is as follows (in thousands):

	For the Months Ended March 31,
	2022	2021
Consolidated Statements of Cash Flows Data:
Net cash (used in) provided by operating activities	$(3,582)	$98
Net cash used in investing activities	-	(4)
Net cash provided by (used in) financing activities	2,893	(1,505)
Net change in cash	$(689)	$(1,411)

Net Cash Operating Activities

Our net cash used in operating activities was $3.6 million for the three months ended March 31, 2022, compared to net cash provided by operating activities of $0.1 million for the three months ended March 31, 2021. The primary drivers include a $6.1 million net loss, and an increase in accounts receivable, net of $2.5 million.

Net Cash Investing Activities

Our net cash used in investing activities for the three months ended March 31, 2022, was zero compared to net cash used in investing activities of $0.004 million for the three months ended March 31, 2021.

Net Cash Financing Activities

Our net cash provided by financing activities for the three months ended March 31, 2022, was $2.9 million compared to net cash used by financing activities of $1.5 million for the three months ended March 31, 2021.

Non-GAAP Adjusted EBITDA

In addition to disclosing financial results calculated in accordance with GAAP, this Form 10-Q discloses Adjusted EBITDA, which is net loss adjusted for stock-based compensation, (gain) on settlement of accounts payable, interest expense, depreciation of property and equipment, amortization of intangible assets, and (gain) or loss on foreign currency.

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

Set forth below are reconciliations of our reported GAAP net income (loss) to Adjusted EBITDA (in thousands):

	For the Three Months Ended March 31,
	2022	2021
Net income (loss) (GAAP)	$(6,301)	$94
Non-GAAP adjustments:
Gain on settlements	(12)	(200)
Stock compensation expense	437	-
Interest expense and other income	3,821	510
Depreciation of Property and Equipment	1	3
Amortization of Intangible Assets	35	80
(Gain) loss from foreign currency	12	(11)
Adjusted EBITDA (non-GAAP)	$(2,007)	$476

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

We describe our most significant accounting policies in “Note 2, Significant Accounting Policies” of our consolidated notes to our Financial Statements and found elsewhere in this Quarterly Report. These policies are considered critical because they may result in fluctuations in our reported results from period to period due to the significant judgments, estimates, and assumptions about highly complex and inherently uncertain matters. In addition, the use of different judgments, assumptions, or estimates could have a material impact on our financial condition or results of operations. We evaluate our critical accounting estimates and judgments required by our policies on an ongoing basis and update them as appropriate based on changing conditions.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable represents trade obligations from customers that are subject to normal trade collection terms and are recorded at the invoiced amount, net of any sales discounts and allowance for doubtful accounts, and do not typically bear interest. We assess the collectability of the accounts by taking into consideration the aging of accounts receivable, changes in customer credit worthiness, general market and economic conditions, and historical experience. Bad debt expenses are recorded as part of “General and administrative” expenses in the consolidated statements of operations. We reserve the receivable balance against the allowance when management determines a balance is uncollectible. We also review our customer discounts, and an accrual is made for discounts earned but not yet utilized at each period end.

Litigation Estimates and Accruals

In the normal course of business or otherwise, we may become involved in legal proceedings. We will accrue a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. The accrual for a litigation loss contingency might include, for example, estimates of potential damages, outside legal fees and other directly related costs expected to be incurred. We provide disclosures for material contingencies when there is a reasonable possibility that a loss or an additional loss may be incurred. In assessing whether a loss is a reasonable possibility, we may consider the following factors, among others: the nature of the litigation, claim or assessment, available information, opinions or views of legal counsel and other advisors, and the experience gained from similar cases.

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

The fair value of stock options is estimated using the Black-Scholes option-pricing model. The determination of the fair value of each stock award using this option-pricing model is affected by our assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards and the expected term of the awards based on an analysis of the actual and projected employee stock option exercise behaviors and the contractual term of the awards. Due to our limited experience with the expected term of options, the simplified method was utilized in determining the expected option term as prescribed in ASC 718 Compensation – Stock Compensation.

We recognize our stock-based compensation expense over the requisite service period, which is generally consistent with the vesting of the awards, based on the estimated fair value of all stock-based payments issued to employees and directors that are expected to vest.

There have been no material changes to our critical accounting policies during the period covered by this report.

Warrants

In conjunction with the Securities Purchase Agreement (“SPA”), we issued 18,463,511 warrants to the senior note holders. The warrants entitle the holder to purchase one share of our common stock at an exercise price equal to $.7794 per share at any time on or after October 13, 2021 (the “Initial Exercise Date”) and on or prior to the close of business on October 13, 2026 the “Termination Date”). We determined that these warrants are free standing financial instruments that are legally detachable and separately exercisable from the debt instruments. Management also determined that the warrants are puttable for cash upon a fundamental transaction at the option of the holder and as such required classification as equity pursuant to ASC 470. In accordance with the accounting guidance, the outstanding warrants are recognized as equity on the balance sheet. The proceeds from the sale of a debt instrument with stock purchase warrants (detachable call options) shall be allocated to the two elements based on the relative fair values of the debt instrument without the warrants, and of the warrants themselves at time of issuance. The allocation of the portion of the value resulted in a discount of the debt instrument. The fair value of the warrants were measured using the Black Scholes option pricing model.

Recently Issued Accounting Pronouncements

See Note 2 to the accompanying consolidated financial statements for a discussion of recent accounting pronouncements or changes in accounting pronouncements that are of significance, or potential significance, to us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act.

ITEM 4. CONTROLS AND PROCEDURES

Background

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer have evaluated disclosure controls and procedures as of March 31, 2022. Based on this evaluation, they concluded that because of the material weaknesses in our internal control over financial reporting discussed below, our internal controls and procedures were not effective as required under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

Our management assessed the effectiveness of its internal control over financial reporting as of March 31, 2022. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission’s 2013 Internal Control-Integrated Framework. Based on its assessment, as well as factors identified during the Audit Committee investigation and subsequent audit process, management has concluded that our internal control over financial reporting as of December 31, 2021 was not effective due to the existence of the material weaknesses in internal control over financial reporting described below.

Material Weaknesses

The Company has deficiencies in the design and operation of its internal controls in the financial processes related to the accounting for cash, accounts receivable, accounts payable, inventory, accrued liabilities, income taxes, debt, equity, revenue, costs of sales, stock-based compensation, and expenses classification. In addition, the Company has insufficient controls over the financial close and reporting process, including account reconciliations and preparation and review of financial statements and related disclosures. Significant employee turnover and lack of technical expertise in the accounting function, has led to a lack of documentation and inconsistent practices in the implementation and execution of internal controls, including those at the entity level, information technology general controls, segregation of duties controls, and business process controls.

Remediation

Our remedial actions to date and remediation plans to be undertaken in response to the material weaknesses on internal control over financial reporting and our conclusions reached in evaluating the effectiveness of our disclosure controls and procedures and internal controls over financial reporting as of March 31, 2022 and 2021, are described below.

●	We are in the process of designing and expect to implement, measures that we believe address or will address these control weaknesses, we continue to develop our internal controls, processes and reporting systems by, among other things, hiring qualified personnel with expertise to perform specific functions, and designing and implementing improved processes and internal controls, including ongoing senior management review and audit committee oversight. We plan to remediate the identified material weakness through the redistribution of job responsibilities, after hiring additional senior accounting staff, with additional technical accounting expertise and through the design and implementation of additional internal controls in order to promote adequate segregation of duties. Additionally, we intend to designate a member of management to review and improve our internal control processes. We expect to complete the remediation in 2022. We expect to incur additional costs to remediate the material weaknesses, primarily personnel costs for both internal and external resources.

●	We may not be successful in implementing these changes or in developing other internal controls, which may undermine our ability to provide accurate, timely and reliable reports on our financial and operating results. Further, we will not be able to fully assess whether the steps we are taking will remediate the material weakness in our internal control over financial reporting until we have completed our implementation efforts and sufficient time passes in order to evaluate their effectiveness. In addition, if we identify additional material weaknesses in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. Moreover, in the future we may engage in business transactions, such as acquisitions, reorganizations or implementation of new information systems that could negatively affect our internal control over financial reporting and result in material weaknesses.

We expect to progress on our remediation efforts during the remainder of 2022.

Notwithstanding the material weaknesses described in this Item 4, Management has concluded that the consolidated financial statements and related financial information included in this Quarterly Report on Form 10-Q presents fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP. Management’s position is based on a number of factors, including, but not limited to:

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be subject to litigation and claims arising in the ordinary course of business. For information regarding legal proceedings, see Note 8 to the Notes to Consolidated Financial Statements (unaudited) contained herein, which is incorporated by reference into this part II, Item 1.

ITEM 1A. RISK FACTORS

Risk factors that affect our business and financial results are discussed in Part I, Item 1A “Risk Factors,” in our Annual Report on Form 10-K as amended for the year ended December 31, 2021(“Annual Report”). There have been no material changes in our risk factors from those previously disclosed in our Annual Report. You should carefully consider the risks described in our Annual Report, which could materially affect our business, financial condition or future results. The risks described in our Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 is formatted in Inline XBRL

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MUSCLEPHARM CORPORATION

Date: May 16, 2022	By:	/s/ Ryan Drexler
Ryan Drexler
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: May 16, 2022	By:	/s/ Sabina Rizvi
Sabina Rizvi
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

-33-